Form 10-K
period 1998-12-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 1999-03-30
CIK 1064122

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                              __________________


                                   FORM 10-K

                  For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934


 [X]  Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the fiscal year ended December 31, 1998


   [_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
                 For the Transition period from ____ to ______

                        Commission File Number 0-29788

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
            (Exact Name of Registrant as Specified in Its Charter)

             Cayman Islands                          Not Applicable
      (State or Other Jurisdiction                  (I.R.S. Employer
    of Incorporation or Organization)              Identification No.)

           P.O. Box 10657 APO
           2 Artillery Courts
             Shedden Road
       George Town, Grand Cayman
   Cayman Islands, British West Indies                Not Applicable
(Address of Principal Executive Offices)                (Zip Code)

      Registrant's telephone number, including area code: (345) 949-2800

          Securities Registered Pursuant to Section 12(b) of the Act:

                                                    Name of Each Exchange
             Title of Each Class                     on Which Registered
             -------------------                    ---------------------
                    None

          Securities Registered Pursuant to Section 12(g) of the Act:

                   Ordinary Shares, par value $.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               -----         -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 26, 1999 was $173,213,904.30

As of March 26, 1999, Registrant had 18,568,440 Ordinary Shares outstanding.
--------------------------------------------------------------------------------

                                    PART I

Item 1:   BUSINESS

General

     Scottish Annuity & Life Holdings, Ltd. completed its initial public offering on November 30, 1998. Scottish Holdings, and its wholly owned subsidiary, Scottish Annuity & Life Insurance Company (Cayman) Ltd. were formed in 1998 as offshore companies principally to provide customized variable life insurance products to high net worth individuals and families who are or may become U.S. taxpayers and to provide reinsurance of annuities and life insurance products to insurance and reinsurance companies.

     Through our variable life insurance business, we are responding to what we believe are increasing demands of high net worth individuals and families for customized life insurance products for use as part of sophisticated estate planning strategies. For us, high net worth generally means individuals and families with a liquid net worth in excess of $10.0 million.

     Variable life insurance offers a death benefit and a cash value component which is placed in a separate account and invested on behalf of the policyholder by a money manager. As a Cayman Islands insurance company, we have the flexibility to offer policies that permit the use of private independent money managers to manage the separate account and who utilize investment strategies not typically available in variable life insurance policies issued to the general public. We will also seek to leverage our expertise with respect to variable life insurance products by offering structured life insurance products, such as corporate-owned life insurance, which target the deferred compensation market.

     We seek to focus our reinsurance business on what we believe are meaningful opportunities to reinsure lines of business that are subject to significant reserve or capital requirements under regulatory and rating agency requirements. We believe that, in response to heightened regulatory and rating agency scrutiny, insurers are increasingly seeking reinsurance as a means to improve earnings, risk-based capital or other financial ratios. Our reinsurance business is targeted towards insurance companies that have discontinued writing such business or that seek relief from the reserve and capital requirements associated with such business. We focus our reinsurance activities principally on opportunities in the U.S., although we also expect to target opportunities in the United Kingdom, Western Europe, Canada and Australia.

     In our planned reinsurance activities we concentrate on blocks of existing annuity type contracts such as deferred annuities, payout annuities, funding agreements and similar contracts, because we believe that the reserve and capital requirements associated with these products have made reinsurance an attractive option for issuers and reinsurers of these products and because the market for such reinsurance is not currently adequately served. We may also reinsure various forms of life insurance products. We believe that reinsurance of these products will enable us to more effectively capitalize on potential relationships with other insurers and reinsurers.

Products Offered by Scottish Insurance

Variable Life Insurance

     Variable life insurance is a "separate account" product under which the net premiums paid, after deducting expenses, including the costs of insurance, are placed in a separate account for the policyholder's benefit that is not subject to claims of the insurance company's general creditors. The cash values of this separate account will be then invested for the policyholder by a private independent money manager. We will not provide any investment management or advisory services to any variable life policyholder. Our revenues to be earned from these policies will consist of amounts assessed during the period against policyholders' separate account balances for mortality and expense fees and policy administration and surrender charges. Our variable life insurance contracts will have no guaranteed rate of return on the cash values. The cash value will vary based on the investment results on the policy's assets managed by the policy's private independent money manager.

     In addition to offering variable life insurance policies to high net worth individuals and families, we offer structured life insurance products that are targeted to the deferred compensation market. We offer variable life insurance to corporate customers in the form of corporate-owned life insurance, bank-owned life insurance and trust-owned life insurance. These types of policies are primarily expected to be used in connection with certain deferred compensation and bonus plans for executive officers and as part of "split-dollar" arrangements in which the premiums on the life insurance policies are paid in part or in whole by the employer. We may also issue variable life insurance policies under a group policy that is owned by the employer and used to fund employee benefits.

Reinsurance

     Reinsurance is an arrangement under which an insurance company, called the reinsurer, agrees to indemnify another insurance company, called the ceding company or cedent, for all or a portion of the insurance risks underwritten by the ceding company. It is standard industry practice for primary insurers to reinsure portions of their insurance risks with other insurance companies. This practice permits primary insurers to write insurance policies in amounts larger than they would be willing or able to retain. Reinsurers may also purchase reinsurance, or "retrocession" coverage, to limit their own risk exposure. We expect to assume risks from both primary insurers as well as reinsurers.

     We will focus our reinsurance activities principally on the reinsurance of annuity type products. For these products, we intend to write reinsurance generally as coinsurance or modified coinsurance, whereby we will assume all of the liability for the reinsured business. Under coinsurance, ownership of the assets supporting the reserves is transferred to the reinsurer, whereas in modified coinsurance arrangements, the ceding company retains ownership of the assets supporting the reserves. Under a coinsurance or modified coinsurance arrangement, the reinsurer will generally share in all material risks inherent in the underlying policies.

     We will also reinsure life insurance products, which may include products written on a yearly renewable term basis. Under the yearly renewable term structure, premium rates are generally adjusted annually based on the age and underwriting classification of each insured and the age of the policies and the reinsurer assumes only the mortality risk associated with the underlying policies.

     On September 18, 1998, we executed a binder with a U.S. reinsurer to provide reinsurance, on a retrocession basis, for approximately 35,000 in force universal life insurance policies. We proposed a transaction structured on a monthly renewable term basis, whereby we would reinsure only the mortality risk on the policies. During the fourth quarter of 1998, we delayed closing on the transaction because of concerns about the mortality experience that arose as we completed our due diligence review prior to closing. We and the original reinsurer are presently engaged in negotiations with respect to the binder.

Marketing

     Under our marketing plan with respect to variable life insurance policies, we rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the U.S. to generate clients. So that we will not be subject to U.S. state insurance regulations, none of these intermediaries represent us or receive any commissions or other remuneration from us for activities undertaken in the U.S.

     As part of our marketing plan, we have entered into an agreement with The Scottish Annuity Company (Cayman) Ltd., which provides, among other things, that The Scottish Annuity Company will refer potential clients to us as partial consideration for our providing certain insurance administrative services to The Scottish Annuity Company. Additionally, we have retained Westport Partners (Bermuda), Ltd., a developer and administrator of insurance products for international insurance brokers, insurance companies and corporations and an affiliate of Westport Worldwide, pursuant to which Westport provides non-exclusive distribution services with respect to our variable life insurance products.

     Our marketing plan with respect to our reinsurance business seeks to capitalize on the relationships developed by our Senior Vice President and Chief Insurance Officer with members of the actuarial profession and senior insurance company executives, at both primary insurers and other reinsurers. Given the focus of our reinsurance business (i.e., blocks of in-force contracts), we target a limited number of potential ceding insurers that we believe would benefit from our reinsurance products based on our analysis of publicly available information and other industry data. In addition, reinsurance transactions are often placed by reinsurance intermediaries, brokers and consultants. A significant component of our marketing program involves working with such third party marketers in an effort to maintain a high degree of visibility in the reinsurance marketplace.

Underwriting

Variable Life Insurance

     The principal risk associated with our variable life insurance policies is mortality risk. The death benefit provided by our variable life insurance policies will vary based on the investment return of the underlying separate account of policy assets invested by the policy's private independent money manager. The difference between the value of the assets in the underlying separate account and the policy's stated death benefit, known as the "net amount at risk," represents a general liability. In accordance with generally accepted accounting principles, commonly called GAAP, and any additional Cayman Islands regulatory requirements, we are required to establish and record policy reserves designed to meet our estimated future life insurance death benefit obligations. Mortality risk tends to be more stable when spread across large numbers of insureds. We expect to write our variable life insurance policies, which provide substantial death benefits given expected initial premiums of at least $1.0 million for single premium policies and $500,000 for multiple premium policies, with a relatively small number of high net worth policyholders. Consequently, our associated mortality risk exposure will be greater in the aggregate, and our probability of loss less predictable, than an insurer with a broader risk pool. As a result we will allocate a portion of our capital, in addition to any policy reserves required by GAAP or any additional Cayman Islands regulatory requirements, to cover possible volatility in mortality experience. Furthermore, pursuant to our Underwriting Guidelines, we seek to reinsure a significant portion of the mortality risk associated with our variable life insurance business with the objective of limiting the net amount of risk to $100,000 per insured. Our Underwriting Guidelines provide that any reinsurer to whom we cede business must have a financial strength rating of at least "A-" or higher from A.M. Best or an equivalent rating by another major rating agency.

Reinsurance

     The principal risk associated with our planned fixed annuity reinsurance activities is investment risk. Specifically, we will be subject to the following:

       . asset value risk, which is the risk that invested assets supporting the reinsured business will decrease in value;

       . credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest;

       . reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than is necessary to match anticipated liabilities; and

       . disintermediation risk, which is the risk that we may have to sell assets at a loss to provide for policyholder withdrawals or to satisfy liabilities not otherwise properly matched.

     We may also be subject to mortality risk with respect to the fixed annuities we reinsure, although our exposure to such risk is expected to be generally immaterial as compared to the investment risk associated with these products.

     We may reinsure various forms of life insurance products, including universal, variable and whole life insurance. The primary risk under life insurance policies is mortality risk. Our Underwriting Guidelines limit such risk to $500,000 per insured and we intend to reinsure, or retrocede, any liability for amounts in excess of $500,000 per insured in order to comply with such guidelines. Universal life insurance and similar interest-rate sensitive policies provide life insurance with adjustable rates of return based on applicable interest rates in effect from time to time. As a consequence, the risks reinsured by us may also include investment risks similar to those for fixed annuities. As with annuities, all life insurance policies are subject to surrender risk.

     We will generally assume all of the liabilities under the contracts we reinsure, although, in certain circumstances, we may require the ceding company to retain a portion of such liabilities, typically not to exceed 10%. We expect to retrocede to professional reinsurers, on a case by case basis, certain risks associated with our reinsurance business, although no such arrangements are currently in place.

Investment Portfolio

General

     We seek to generate attractive levels of investment income through a professionally managed investment portfolio. If we are unable to effectively manage our investment portfolio and the risks associated with such investments, our ability to support our variable life insurance and reinsurance businesses, and our results of operations and financial condition, will be adversely affected.

Investment Guidelines

     Our investment activities are governed by the Investment Guidelines as approved by the Board of Directors. Our investment portfolio, excluding assets transferred and invested as part of any reinsurance transaction, principally consists of fixed income securities with a weighted average investment rating of "A." A fixed income security rated "A" by Standard & Poor's is somewhat susceptible to the adverse effects of changes in circumstances and economic conditions; however, the issuer's capacity to meet its financial commitment on the security is still strong. We will not invest in any fixed income securities in emerging markets or which are not rated by a major rating agency. The Investment Guidelines provide that we may purchase, among other things, securities issued by the United States government and its agencies and instrumentalities, securities issued by foreign governments if rated "A" or better by at least one major rating agency, certain asset backed securities, preferred stocks, mortgage backed securities and corporate debt securities (which may include convertible debt securities, but may not include payment-in-kind corporate securities), including fixed income securities that are rated below investment grade. The Investment Guidelines also provide that the fixed income investment portfolio may not be leveraged and that purchases of securities on margin and short sales may not be made without approval of the Board of Directors.

     We are exposed to two primary sources of investment risk on fixed income investments: credit risk, relating to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest, and interest rate risk, relating to the market price and/or cash flow variability associated with changes in market interest rates. We seek to manage credit risk through industry and issuer diversification and asset allocation and interest rate risk through interest rate swaps and other hedging techniques.

     Our investments in fixed income securities that are rated below investment grade, are subject to greater risks than our investments in investment grade securities. The risk of loss of principal or interest through default is greater with lower-rated securities because they are usually unsecured and are often subordinated to an issuer's other obligations. Additionally, issuers of these securities frequently have higher debt levels making them more susceptible to adverse economic developments, individual corporate developments and rising interest rates which could impair their ability to meet their financial commitments. Consequently, the market price of these securities may be quite volatile, and the risk of loss is greater. As a result, the Investment Guidelines provide that no more than 15% of our investment portfolio may be invested in fixed income securities that are rated below investment grade.

     We will manage the investment risks on the assets received from reinsurance transactions by matching anticipated payout patterns of the reinsurance
liabilities.   We invest such assets principally in fixed income and, to a lesser extent, equity securities. We may invest in foreign denominated securities to manage currency risk if the reinsurance transaction has a foreign currency component. We may also enter into interest rate swap and other hedging transactions in an effort to manage interest rate risks associated with such transactions. Although the total investment in derivatives may be substantial, any use of derivatives is expected to be incidental to our efforts to manage interest rate risk rather than a speculative investment. Any investment in equity securities (expected to be typically not more than 10% of the assets transferred to us in a reinsurance transaction) will be made in an effort to enhance our overall return on such assets.

Investment Managers

     On October 22, 1998 we entered into investment advisory agreements with Pacific Investment Management Company, General Re-New England Asset Management, Inc. and Prudential Investment Corporation to manage our fixed income investment portfolio. As of December 31, 1998, Pacific Investment Management Company managed approximately 50% of our investment portfolio and General Re and Prudential Investment each managed approximately 25% of our investment portfolio.

     We expect that one or more of the Investment Managers will manage the investment of any assets transferred to us in any reinsurance transaction.

Investment Oversight

     Our Board of Directors, from time to time, reviews our investment portfolio and the performance of our investment managers. The Board of Directors can approve exceptions to our Investment Guidelines and periodically reviews our Investment Guidelines in light of prevailing market conditions. The investment managers and our Investment Guidelines may change from time to time as a result of such reviews.

Competition and Ratings

     The insurance and reinsurance industries are highly competitive and most of the companies in such industries are significantly larger, have operating histories and have access to significantly greater financial and other resources than we do.

     Our variable life insurance products will primarily compete with those issued by U.S. insurance companies. To the extent that our variable life insurance policies provide for management of the underlying separate accounts by private independent money managers, our variable life insurance policies compete with mutual funds and other investment or savings vehicles. We believe that the most important competitive factor affecting the marketability of our variable life insurance products is the degree to which these products meet customer expectations, both in terms of low expenses, returns (after fees and expenses) and service. Competition in the reinsurance business is based on price, ratings, perceived financial strength and service. Because we expect to rely at least initially on a small number of clients in both our variable life insurance and reinsurance businesses, such businesses may be more susceptible to the adverse effects of competition.

     Insurance ratings are used by prospective purchasers of insurance policies as well as insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. In addition, a ceding company's own rating may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. Duff & Phelps has assigned Scottish Insurance a rating of "A" and A.M. Best has assigned Scottish Insurance a Best Rating of "A-" (Excellent). Duff & Phelps assigns an "A" rating to companies that it characterizes as having, in its opinion, high claims paying ability, average protection factors and an expectation of variability in risk over time due to economic or underwriting conditions. A.M. Best assigns an "A- " (Excellent) rating to companies that have, in its opinion, on balance, excellent financial strength, operating performance and market profile, as well as strong abilities to meet their ongoing obligations to policyholders. These ratings represent each rating agency's opinion of Scottish Insurance's ability to meet its obligations to its policyholders.

Employees

     We currently employ nine full time employees.

Regulation

Cayman Islands

     Scottish Holdings is a holding company owning all of the outstanding Ordinary Shares of Scottish Insurance. Scottish Insurance is subject to regulations as a licensed insurance business under Cayman Islands law.

     Scottish Insurance holds an unrestricted Class B insurance license under Cayman Islands Insurance Law (1998 Revision) and may therefore carry on an insurance business from within the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business.

     Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. Scottish Insurance has engaged International Risk Management (Cayman) Ltd. as its licensed insurance manager in the Cayman Islands.

     In addition, under the Insurance Law, Cayman Islands insurance companies carrying on long term business (which includes the writing of life insurance policies) must place all receipts by such company of funds in respect of its long-term business in a separate long-term business fund and payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business. Every Cayman Island insurance company carrying on long-term business may establish any number of separate accounts in respect of respective premiums paid to it to provide (i) annuities on human life and (ii) contracts of insurance on human life, and such respective premiums shall be kept segregated one from the other and independent of all other funds of the Cayman Islands insurer, and, notwithstanding the provisions of any other written law to the contrary, are not chargeable with any liability arising from any other business of the insurer. The scope and the validity of the Cayman Islands law regarding separate accounts has not been tested in the courts of the Cayman Islands.

United States and Other

     Neither Scottish Holdings nor Scottish Insurance are licensed to do business in any jurisdiction other than the Cayman Islands. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers, such as Scottish Insurance, that are not admitted to do business within such jurisdictions. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is generally prohibited.

     Scottish Insurance conducts its insurance and reinsurance business through its executive offices in the Cayman Islands and does not maintain an office, and its personnel will not solicit, advertise, underwrite, settle claims or conduct other insurance or reinsurance activities in the United States or in any other jurisdiction where such activities are prohibited. All of Scottish Insurance's insurance and reinsurance contracts will be negotiated, executed, and issued, and all premiums are received, at the office of Scottish Insurance in George Town, Grand Cayman or in such other offices outside the United States as Scottish Insurance may establish or designate.

Item 2:   PROPERTY

     We currently lease, for a 6 month term expiring on July 1, 1999, a 740 square foot office space in George Town, Grand Cayman, Cayman Islands, British West Indies, where our principal offices are currently located. The rent for the six month term is $10,824. Effective May 1, 1999, we will lease approximately 3,600 square feet of office space in George Town, Grand Cayman where our executive and principal offices will be located. The base term of the lease is seven years. The annual rent will be $97,956 for the first three years and $102,854, $108,006, $113,412, and $119,108, for years four through seven, respectively. We also lease approximately 1,000 square feet of office space in George Town pursuant to a lease with Queensgate Bank and Trust Company Limited. This lease has a one year term which is automatically extended annually for an additional year unless either party gives written notice to the other at least 90 days prior to the end of the then current term. Our annual rent under this lease is $25,000, which is paid on a quarterly basis. We believe that these properties are adequate to meet our needs for the foreseeable future.

Item 3:   LEGAL PROCEEDINGS

     The Company is not currently involved in any litigation or arbitration.

Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

     Scottish Holdings did not submit any matter to a vote of securities holders during the fourth quarter of the year covered by this Form 10-K.


                                    PART II

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

          a. Market for the Ordinary Shares

     The Ordinary Shares, par value $0.01 per share, of Scottish Holdings are quoted on the Nasdaq Stock Market National Market under the symbol "SCTLF." The Ordinary Shares commenced trading on November 24, 1998. The high and low bid prices for the Ordinary Shares are shown below:

                                              High      Low
                                             -------  -------
                  November 24-December 31    $14.50   $11.375
                  January 1-January 31        14.25    11.25
                  February 1-February 28      11.50     9.438
                  March 1-March 15             9.875    8.625

As of March 26, 1998, Scottish Holdings had approximately 23 holders of its Ordinary Shares. Approximately 16,741,300 Ordinary Shares are held in street name. No cash dividends were paid by Scottish Holdings in 1998, although, subject to Board approval, we intend to declare and pay out of earnings a dividend at the quarterly rate of $0.05 per Ordinary Share beginning with our first quarter of 1999.

          b. Recent Sales of Unregistered Securities

     Through December 31, 1998, Scottish Holdings issued the following securities that were not registered under the Securities Act:

     (a) On June 9, 1998, Scottish Holdings sold 1,500,000 Ordinary Shares to its former parent company, Scottish Holdings, Ltd., for an aggregate purchase price of $500,000.

     (b) On June 9, 1998, Scottish Holdings sold Class A Warrants to purchase an aggregate of 1,550,000 Ordinary Shares to Michael C. French, Michelle L. Boucher, Audubon Asset Limited and Soulieana Limited for an aggregate purchase price of $100,000.

     (c) On June 18, 1998, Scottish Holdings sold Class B Warrants to purchase an aggregate of 200,000 Ordinary Shares to The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. for an aggregate purchase price of $302,000.

     (d) On October 22, 1998, Scottish Holdings issued Class A Warrants to purchase an aggregate of 900,000 Ordinary Shares to Audubon Asset Limited, Soulieana Limited and The South Madison Trust in exchange for 1,100,000 Ordinary Shares.

     (e) On October 27, 1998, Scottish Holdings entered into securities purchase agreements with Audubon Asset Limited, Soulieana Limited, Maverick Fund USA, Ltd., Maverick Fund, L.D.C. and Maverick Fund II, Ltd., pursuant to which Scottish Holdings sold, simultaneously with the closing of our initial public offering, an aggregate of 1,418,440 Ordinary Shares and Class A Warrants to purchase an aggregate of 400,000 Ordinary Shares.

     The Class A Warrants and Class B Warrants are exercisable for $15.00 per share in three equal annual installments commencing November 30, 1999. Upon a change in control, however, the Class A Warrants and Class B Warrants become immediately exercisable.

     No underwriters were involved in the foregoing sales of securities. Such sales were made in reliance upon an exemption from the registration provisions of the Securities Act of 1933, as amended, set forth in Section 4(2) thereof relative to sales by an issuer not involving a public offering. All of the foregoing securities are restricted securities for purposes of the Securities Act.

           c. Use of Proceeds

     On November 30, 1998, Scottish Holdings completed its initial public offering of Ordinary Shares. The effective date of its Registration Statement on Form S-1 (Commission File No. 333-57227) was November 23, 1998, pursuant to which Scottish Holdings registered the offer and sale of 16,750,000 Ordinary Shares at $15.00 per share for an aggregate offering price of $251,250,000. Scottish Holdings completed the Offering, selling 16,750,000 Ordinary Shares for the aggregate offering price of $251,250,000. The managing underwriters were Prudential Securities Incorporated, CIBC Oppenheimer Corp., ING Baring Furman Selz LLC and Warburg Dillon Read LLC.

     The expenses incurred in the initial public offering were as follows:

          Printing                 $ 1,100,000
          Stock Certificates             6,019
          Accountant's Fees            333,864
          Attorneys' Fees            1,340,924
          Nasdaq Fees                  123,394
          SEC Fees                      85,237
          Rating Agency Fees            52,500
          Advisors' Fees               939,222
          Travel and other             618,836
          Underwriting discount    $15,075,000
                                   -----------
          Total fees & expenses    $19,674,996
                                   ===========

     Included in the Advisors' Fees listed above is the payment of an advisory fee to Prudential Securities Incorporated in the amount of $800,000 (plus reimbursement of related out-of-pocket expenses) for investment banking and financial advisory services in connection with the Offering. Separately, Scottish Holdings has entered into an investment advisory agreement with Prudential Investment, as one of the Investment Managers. Prudential Securities Incorporated and Prudential Investment are wholly owned subsidiaries of The Prudential Insurance Company of America.

     Additionally, included in the Advisors' Fees listed above is the payment of $80,506 to D.C. Planning, an insurance consulting firm with which Scottish Holdings has a consulting relationship. Mr. Howard Shapiro, who is on our Board of Directors, is the managing partner of D.C. Planning. See "Certain Relationships and Related Party Transactions."

     The net proceeds from the initial public offering after deducting expenses and the underwriting discount was $231,575,004. The full amount of net proceeds were contributed to our wholly-owned subsidiary Scottish Annuity & Life Insurance Company (Cayman) Ltd., which has fully invested the contribution with its investment managers pursuant to its investment guidelines.

Item 6:   SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."

                                                     December 31, 1998
                                             ---------------------------------
                                             (Stated in United States Dollars)
Statement of Income Data:
     Total revenues                                               $  1,338,151
     Total expenses                                               $    901,830
     Net income                                                   $    436,321
     Basic and diluted earnings per share                         $       0.12
     Book value per share                                         $      13.57
     Market value per share                                       $     13.750
                                                                  ------------
     Actual number of ordinary shares                               18,568,440
      outstanding
Balance Sheet Data:
     Total investments                                            $244,267,976
     Total assets                                                 $254,346,239
     Total liabilities                                            $  2,286,060
     Total shareholders' equity                                   $252,060,179


Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS.

General

     We are an insurance holding company, and our principal asset is ownership of Scottish Insurance. We were formed on May 12, 1998, and Scottish Insurance was formed on June 3, 1998, under the laws of the Cayman Islands. We commenced our insurance operations on November 30, 1998, immediately following our initial public offering. Consequently, we have a very short operating history in 1998, and we are still in the start up phase of our operations.

Results of operations

     The following table summarizes our operating earnings for the period from May 12, 1998 to December 31,1998. Operating earnings, which excludes realized investment gains (losses) is a common measure used in the insurance industry.

Revenues
Interest income, net                         $1,142,501
Insurance administration fee                    209,886
                                          -------------
        Total revenues                        1,352,387

Expenses
Salaries and benefits                           319,170
Professional fees                               235,824
Miscellaneous expenses                          230,567
Recruitment expenses                            104,835
Administrative expenses                          11,434
                                          -------------
        Total expenses                          901,830
                                          -------------
        Operating earnings                   $  450,557
                                          =============

Basic and diluted operating earnings per          $0.13
ordinary share
                                          =============

Overview

     Our operating earnings of $450,557 or $0.13 per share were driven by revenues from our investment portfolio and insurance administration fees. The expenses incurred include nonrecurring startup costs. Since we are in a start-up phase, the revenues and expenses set forth above should not be used to project future periods.

Investments

     Our investment portfolio is managed by three professional investment managers, Pacific Investment Management Company, Prudential Investment
Corporation and Gen Re - New England Asset Management, Inc.   Our investment
guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At December 31, 1998, the portfolio had an average quality rating of AA+, an average duration of 3.67 years and an average book yield of 5.50%. We anticipate that the average yield will go up in 1999 when the proceeds are fully deployed. At year-end our investment mangers were still in the process of deploying the proceeds from the stock offering. A realized loss of $14,236 and net unrealized depreciation of $853,146 was recognized on investments during the period.

Insurance operations

     Our business consists of three lines of business, variable life insurance, reinsurance and insurance administration. Our 1998 results only reflect one of these lines of business, our insurance administration business. The insurance administration business consists of a variety of insurance administration, accounting and other services on an annuity block of business originally written by Scottish Annuity.

Outlook

     We are currently reviewing a number of variable life and reinsurance transactions and expect to finalize some of them during the first half of 1999. Our variable life insurance product is targeted at high net worth individuals with liquidity in excess of $10 million. Our variable life insurance product offers an unusual feature, independent investment management, which we believe will differentiate us in the market. Our reinsurance focus is on the annuity business although we will consider life reinsurance.

     On September 18, 1998, we executed a binder with a U.S. reinsurer to provide reinsurance, on a retrocession basis, for approximately 35,000 in force universal life insurance policies. We proposed a transaction structured on a monthly renewable term basis, whereby we would reinsure only the mortality risk on the policies. During the fourth quarter of 1998, we delayed closing on the transaction because of concerns about the mortality experience that arose as we completed our due diligence review prior to closing. We and the original reinsurer are presently engaged in negotiations with respect to the binder.

Capital Resources and Liquidity

     We completed our initial public offering of 16,750,000 Ordinary Shares on November 30,1998 for net proceeds after offering expenses and commissions paid to underwriters of $231,575,004. Simultaneously with this offering we raised $20,000,000 from direct sales to strategic investors of 1,418,440 of Ordinary Shares and Class A Warrants for 400,000 Ordinary Shares. We also raised $402,000 from the sale of other Class A Warrants and B Warrants. Substantially all of the net proceeds were used to capitalize Scottish Insurance.

     At December 31, 1998, total capitalization was $252,060,179. We currently have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit, which may be required in the ordinary course of our planned reinsurance business.

     We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity and capital to meet our needs for the next several years.

Year 2000 Risk.

     Many existing computer programs use only two digits to identify a year in the date field. These programs, if not corrected, could fail or create erroneous results by or at the year 2000. This "Year 2000" issue is believed to affect virtually all companies and organizations, including us. Because most of our computer hardware and software is less than three years old, we believe that our exposure with respect to our own computer systems to Year 2000-related problems is not significant. In addition, we recently upgraded our principal accounting software from a DOS-based version which was not Year 2000 compliant to a Windows NT version which is certified Year 2000 compliant by the software vendor.

     We rely significantly on a number of third party service providers, such as Westport, IRM Cayman, Milliman & Robertson, PIMCO, General Re and Prudential Investment, each of whom confirmed to us, or is in the process of confirming, is Year 2000 compliant. We also intend to require that any new investment managers or other third party service providers be or become Year 2000 compliant in a timely manner. There can be no assurance, however, that our operations will not experience disruptions due to the failure of third parties, including reinsurance counter parties, to become fully Year 2000 compliant in a timely manner or that a failure will not otherwise have an adverse effect on our business, results of operations or financial condition. In the event our plans with respect to Year 2000 readiness fail to protect our operations from disruptions or its business, results of operations or financial condition from adverse effect, we have no contingency plan other than the replacement of existing third party service providers which are not Year 2000 compliant with comparable third party service providers who are Year 2000 compliant. We may also have an exposure to Year 2000 issues from reinsurance business we write in the future. Since we have not written any reinsurance business we do not know what these exposures are or whether they will be material.

Changes in Accounting Standards.

     The Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires adoption no later than fiscal quarters or fiscal years beginning after June 15, 1999. The new standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. We have not yet completed our evaluation of the effect this standard will have on us.

Forward Looking Statements

     Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to execute the business plan; changes in the general economic conditions including the performance of the financial markets and interest rates; changes in insurance regulations or taxes; changes in rating agency policy; the loss of key executives; and Year 2000 issues. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

     RISK FACTORS OF INVESTING IN OUR ORDINARY SHARES

     Investing in our Ordinary Shares involves a high degree of risk. Potential investors should consider carefully the following risk factors, in addition to the other information set forth in this Form 10-K, prior to investing in the Ordinary Shares.

     When used, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "plan," "intend" and similar expressions identify forward-looking statements regarding among other things: (i) our business and growth plans; (ii) our relationship with third-party service providers and clients; (iii) trends in the insurance and reinsurance industries; (iv) government regulations; (v) trends that may affect our financial condition or results of operations; and (vi) the declaration and payment of dividends. Potential investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described below and under the heading "Management's Discussion and Analysis of Financial Condition and Plan of Operations" and elsewhere in this Form 10-K.

Our Variable Life Insurance Business Is Dependent Upon Referral Sources.

     We will not be successful in our variable life insurance business if we cannot get clients from referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States. Since we are not licensed or registered to do business in the U.S., these referral sources cannot represent us and cannot be compensated by us for any activities in the U.S. As a result, we cannot assure you that we will be able to effectively implement our insurance and reinsurance plans.

     We can, however, pay non-U.S. referral sources for activities undertaken outside the U.S. We expect to compensate referral sources based on a percentage of the revenue received from referrals. Subject to any regulatory limitations, we may provide referrals to persons or entities that provide referrals to us.
We cannot assure you that we will receive a significant amount of referrals or, if so, that any referrals will result in actual sales of variable life insurance policies.

Our Ability to Develop Our Reinsurance Business is Dependent Upon Building Relationships.

     We will not be successful in our fixed annuity and other reinsurance businesses if we cannot develop business primarily through our executive officers' relationships with international insurance brokers, insurance consultants, members of the actuarial profession and senior insurance company executives.

Our Reinsurance Business Targets an Unexplored Market.

     Our business plan for our reinsurance activities provides that one of our principle targets is reinsuring blocks of in-force fixed annuities issued by insurers that are no longer actively writing these contracts or that want to lessen the reserve and capital requirements associated with these contracts. Since this market is largely unaddressed by other reinsurers, we consider it an attractive niche opportunity. Since this target business represents an unexploited market, however, we cannot be certain that it will meet our expectations.

     Annuities in the accumulation phase are subject to surrender risk. Although we will take this into account when negotiating prices, we cannot assure you that we will succeed in negotiating prices that actually take into account such risk. Nor can we assure you that, as these fixed annuities or similar contracts are surrendered, terminate or expire, we will have enough reinsurance business to sustain our growth or that there will be enough reinsurance business in our target market to replace these fixed annuities or similar contracts.

Our Ability to Develop Our Business Plan is Dependent Upon Maintaining Our Claims-Paying Ability Rating.

     Potential purchasers of insurance policies, insurers, reinsurers and insurance and reinsurance intermediaries use insurance ratings to assess the financial strength and quality of insurers and reinsurers. In addition, an unfavorable rating or the lack of a rating will adversely affect a company purchasing reinsurance. Although Duff & Phelps has given us a claims-paying ability rating of "A" and A.M. Best has given us Best Rating of "A-" (Excellent), we cannot assure you that we will be able to maintain these ratings. If we are unable to maintain these ratings, we cannot assure you that we will be able to obtain similar claims-paying ability ratings from other major rating agencies.

Changes in U.S. Tax Laws With Respect To Variable Life Insurance Could Adversely Affect Our Product Sales.

     The favorable tax treatment for variable life insurance products in the United States compared to certain other investment alternatives is the reason for the variable life insurance market. Any material change in this tax treatment, including the imposition of a "flat tax" or a national sales tax in lieu of the current federal income tax structure in the United States, would adversely affect the market for variable life insurance products.

     Past legislative proposals would have limited the ability of policyholders to change private independent money managers without triggering adverse tax consequences. If any of these proposals were enacted into law, they could adversely affect our variable life insurance business.

     In addition, certain past proposals would have eliminated transfers to trusts from the annual present interest exclusion from the gift tax. The enactment of these proposals into law would eliminate the primary and most tax-efficient method of making premium payments by insurance trusts. Because we expect that insurance trusts will purchase our variable life insurance (or our variable life insurance will be contributed to insurance trusts) to provide liquidity for estate taxes and to effect the tax-free transfer of the proceeds from one generation to another, adoption of these tax proposals would adversely affect sales of these policies and, as a consequence, would adversely affect our business, results of operations and financial condition. In addition, recent tax changes have adversely affected corporate owned life insurance products. Any additional changes in the tax laws that reduce or eliminate any remaining favorable tax treatment for these products would adversely affect the market for such products.

Governmental Regulation of Our Business Could Adversely Affect Our Business.

     We are licensed as an unrestricted Class B insurer and are subject to regulation and supervision by the Cayman Islands Monetary Authority. We are not registered or licensed to do business in any jurisdiction in the United States or any other country. Generally, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Under our operating guidelines, we do not operate in the United States or, to the extent prohibited, in any other country. We can give no assurance that inquiries or challenges to our insurance activities will not be raised in the future. Our variable life insurance products have customized features that are not typically available from a company subject to those laws. If we were to become subject to those laws, our business, results of operations and financial condition would likely be materially adversely affected.

     In the past, federal and state governments have proposed to regulate foreign insurers more than currently regulated. While none of these proposals has been adopted, we cannot assure you that federal or state legislation will not be enacted subjecting our business to supervision and regulation in the United States.

Our Reinsurance Business Could Be Adversely Affected By Uncertainties of Letters of Credit or Other Collateral Amounts.

     Because many jurisdictions do not allow insurance companies to take credit for reinsurance obtained from unlicensed or non-admitted insurers on their statutory financial statements unless appropriate security measures are in place, we anticipate that our reinsurance clients will typically require us to post a letter of credit or provide other collateral through a funds withheld or trust arrangement. If we are unable to obtain a letter of credit facility on commercially acceptable terms or are unable to arrange for such other collateral, our ability to operate our reinsurance business will be severely limited.

Our Products Carry With Them Inherent Insurance Industry Risks And Risks Specific to Our Business Plan.

     Variable Life Insurance--Mortality Risk. The principal risk associated with our planned variable life insurance policies is mortality risk. Mortality risk typically is more stable when spread across large numbers of insureds. We expect to place our policies with a relatively small number of high net worth policyholders and to provide substantial death benefits with expected initial premiums of at least $1.0 million for single premium policies and $500,000 for multiple premium policies. As a result, our mortality risk exposure is likely to be larger, and our probability of loss is less predictable, than an insurer with a larger risk pool. As a result, we cannot assure you that our planned policy reserves will be adequate, that we will properly match our assets to meet anticipated liabilities, that we will not need to liquidate our assets at a substantial loss to meet our liabilities or that, to the extent we seek to reinsure mortality risk, this reinsurance will be available on commercially acceptable terms or that the reinsurers will perform under their reinsurance agreements.

     Fixed Annuity Reinsurance--Investment Risk. The principal risk associated with our planned fixed annuity reinsurance activities is investment risk. Specifically, we will be subject to the following risks:

       . the risk that invested assets supporting the reinsured business will decrease in value;

       . the credit risk that the continued ability of a given obligor to make timely payments of principal and interest;

       . the risk that interest rates will decline and funds reinvested will earn less than expected; and

       . the risk that we may have to sell assets at a loss to provide for policyholder withdrawals.

     Other Reinsurance Businesses--Mortality, Investment and Surrender Risk. We may also reinsure various forms of life insurance products, including universal life insurance, variable life insurance and traditional whole life insurance. The primary risk under life insurance policies is mortality risk. Our underwriting guidelines limit this risk to $500,000 per insured and we intend to reinsure, or retrocede, any liability for amounts in excess of $500,000 per insured to comply with these guidelines.

     Universal life insurance and similar policies sensitive to interest rates provide life insurance with adjustable rates of return based on applicable interest rates in effect from time to time. As a result, the risks with respect to reinsuring those kinds of policies may also include investment risks similar to those for fixed annuities. In addition, like annuities, life insurance policies and variable annuities are subject to surrender risk.

     Reinsurance Business--Ceding Insurer Risk. An additional risk associated with our planned reinsurance business is the risk that the ceding insurer will be unable to pay to us amounts due because of its own financial difficulties. We can give no assurance that the ceding insurers will be able to pay amounts due to us, which could have a material adverse effect on our business, results of operations or financial condition. In addition, we can give no assurance that the ceding companies will maintain appropriate interest crediting rates with respect to fixed annuities or interest rate-sensitive life insurance policies.

Our Business is Dependent on Our Ability To Manage Risks In Our Investment Activities.

     Our fixed income investments are subject to the following two primary sources of investment risk:

       . credit risk, relating to the continued ability of a given obligor to make timely payments of principal and interest; and

       . interest rate risk, relating to the market price and/or cash flow variability associated with changes in market interest rates.

We cannot assure you we will be able to effectively manage these risks. If we are unable to effectively manage these risks, our ability to support our planned variable life insurance and reinsurance businesses, and our results of operations and financial condition, will be adversely affected.

     In addition, under our investment guidelines, we can invest up to 15% of our investment portfolio in below investment grade fixed income securities. While any investment carries some risk, the risks of investing in lower-rated securities are greater than the risks of investing in investment grade securities.

     In addition, if we enter into a coinsurance transaction, we will seek to invest the assets transferred to us to match our anticipated reinsurance liabilities. We expect to invest these assets in fixed income and, to a lesser extent, equity securities. We may invest in foreign denominated securities to manage currency risk if the coinsurance transaction involves foreign currency. We may also enter into interest rate swaps and other hedging transactions in an effort to manage interest rate risks.

     Our ability to match our anticipated reinsurance liabilities has not been tested. Therefore, we can not assure you that we will successfully structure our investments so as to match our anticipated reinsurance liabilities. If our calculations are incorrect, or if we improperly structure our investments to match these liabilities, we could be forced to sell investments before they mature at a significant loss with the result that our assets may not be adequate to meet our needed reserves, which could adversely affect our business, results of operations and financial condition.

Our Success May Be Affected by Foreign Currency Fluctuations.

     Our functional currency is the United States dollar. However, because a portion of our planned business, including premiums, may be in currencies other than United States dollars and because we may maintain a small portion of our investment portfolio in investments denominated in currencies other than United States dollars, we may have losses if we do not properly manage or otherwise hedge, our currency risks.

We Have No Experience Competing With Established Companies in the Life Insurance and Reinsurance Industry.

     The life insurance and reinsurance industries are highly competitive and most of the companies in these industries are significantly larger, have operating histories and have access to significantly greater financial and other resources than we do. We have no experience competing with these companies.

Our Business Would Be Adversely Affected by the Imposition of or Increases in United States Taxes.

     As a Cayman Islands company, we plan to operate in a manner so that we are not subject to United States tax, other than withholding tax on certain investment income from United States sources. However, the Internal Revenue Service could contend that we are conducting business in the United States. If the Internal Revenue Service were to prevail in that contention, we would be subject to United States tax at regular corporate rates on taxable income that is effectively connected with United States business plus an additional 30% "branch profits" tax on the income remaining after the regular tax, which could adversely affect our results of operation.

     Insurance and reinsurance premiums that will be paid to us will be subject to a U.S. excise tax for risks located in the United States. In addition, our investment income from United States sources could be subject to withholding tax. These taxes could be increased and other taxes could be imposed on our business, which could also adversely affect our results of operation.

Owners of Our Ordinary Shares May in Certain Circumstances Be Exposed to Adverse Personal United States Tax Risks.

     Controlled Foreign Corporation Rules. Each "United States shareholder" of a "controlled foreign corporation" who owns shares in the controlled foreign corporation on the last day of its taxable year generally must include in his gross income for United States federal income tax purposes his pro-rata share of the controlled foreign corporation's "subpart F income," even if the subpart F income has not been distributed. For these purposes, any United States person who owns directly or indirectly 10% or more of our ordinary shares will be considered to be a "United States shareholder." In general, a foreign insurance company such as our subsidiary, Scottish Annuity & Life Insurance, is treated as a controlled foreign corporation only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of our stock for an uninterrupted period of 30 days or more during any year. We believe that, because of the anticipated dispersion of our share ownership among holders and because of the restrictions in our Articles of Association on transfer, issuance or repurchase of our ordinary shares, our shareholders will not be subject to treatment as "United States shareholders" of a controlled foreign corporation. In addition, because under the Articles of Association no single shareholder will be permitted to exercise 10% or more of our total combined voting power, our shareholders should not be viewed as "United States shareholders' of a controlled foreign corporation for purposes of these rules. There can be no assurance, however, that these rules will not apply to our shareholders.

     Related Person Insurance Income Risks. If our related person insurance income, determined on a gross basis, were to equal or exceed 20% of our gross insurance income in any taxable year, and direct or indirect insureds and persons related to such insureds were directly or indirectly to own more than 20% of the voting power or value of our capital stock, a United States person who directly or indirectly owns our Ordinary Shares on the last day of the taxable year may be required to include in his income for United States federal income tax purposes the shareholder's pro-rata share of our related person insurance income for the taxable year, determined as if this income were distributed proportionately to the United States person at that date. Related person insurance income is generally underwriting premium and related investment income attributable to insurance or reinsurance policies where the direct or indirect insureds are United States shareholders or are related to United States shareholders of the insurance company issuing the policies.

     If we have related person insurance income, and all United States persons own 25% or more of the voting power or value of our shares, any shareholder who is a United States person who owns 10% or more of our shares and disposes of the shares would have any gain from the disposition generally treated as ordinary income to the extent of the shareholder's portion of our undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares. The shareholder also will be required to follow certain reporting requirements, regardless of the amount of shares owned by the shareholder.
These rules should not apply to sales of our shares because we, as Scottish Holdings, are not directly engaged in the insurance business and because proposed United States Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We can give no assurances however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Ordinary Shares.

     Passive Foreign Investment Company Risks. You will have adverse United States federal income tax consequences if we are deemed a "passive foreign investment company." In general, a foreign corporation is a passive foreign investment company if 75% or more of its income constitutes "passive income" or 50% or more of its assets produces passive income. "Passive income" generally includes interest, dividends and other investment income. However, "passive income" does not include income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business." This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent this income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Because we intend to continue to be in the insurance business and do not intend to have financial reserves in excess of the reasonable needs of our insurance business, we do not expect to be a "passive foreign investment company." We can give no assurance, however, that the IRS or a court will agree in this view.

Our Ability to Pay Dividends Is Dependent on the Success of Our Subsidiary and Regulatory Constraints.

     We are a holding company engaged in the variable life insurance and reinsurance business through our wholly owned subsidiary, Scottish Insurance. Our principal source of income is dividends paid to us by Scottish Insurance. The payment of dividends is at the discretion of our Board of Directors and depends largely on the ability of Scottish Insurance to pay dividends to us. Scottish Insurance is subject to Cayman Islands regulatory constraints which also affect its ability to pay dividends to us. Specifically, Scottish Insurance must keep enough capital to support its variable life insurance and reinsurance businesses and comply with restrictions under Cayman Islands insurance corporate law. Accordingly, there is no assurance that dividends will be declared or paid in the future.

Our Articles of Association Contain Substantial Limitations on Ownership, Transfers and Voting Rights.

     Except as described below with respect to the purchase and sale of our shares on the Nasdaq National Market, our Articles of Association require our directors to decline to register any transfer of our shares if they believe that the transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of our outstanding shares. Similar restrictions apply to our issuance and repurchase of shares. The directors also may, in their absolute discretion, decline to register the transfer of any shares if they believe that the transfer may expose us, any subsidiary or shareholder or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment or if they believe that registration of the transfer under any federal or state securities law or under the laws of any other jurisdiction is required and the registration has not been done. A transferor of Ordinary Shares will be deemed to own the shares for dividend, voting and reporting purposes until a transfer of the shares has been registered on our Register of Members. We are authorized to request information from any holder or potential acquirer of our shares as necessary and may decline to register any transaction if we do not receive complete and accurate information.

     Our directors will not decline to register any transfer of our shares executed on the Nasdaq National Market. However, if any transfer results in the transferee (or any group) beneficially owning, directly or indirectly, 10% or more of any class of shares or causes our directors to have reason to believe that a transfer may expose us, any subsidiary or shareholder thereof or any person insured or reinsured or proposing to be insured or reinsured to adverse tax or regulatory treatment in any jurisdiction, under our Articles of Association, the directors have the power to deliver a notice to the transferee demanding that the transferee surrender to an agent, designated by the directors, certificates representing the shares and any dividends or distributions that the transferee has received as a result of owning the shares. A transferee who has resold the shares before receiving this notice will be required to transfer to the agent the proceeds of the sale, to the extent such proceeds exceed the amount that the transferee paid for such shares, together with any dividends or distributions that the transferee received from us. As soon as practicable after receiving the shares and any dividends or distributions that the transferee received, the agent will use its best efforts to sell the shares and any non-cash dividends or distributions to the extent tradeable as market securities in an arm's-length transaction on the Nasdaq National Market. After applying the proceeds from such sale toward reimbursing the transferee for the price paid for such shares, the agent will pay any remaining proceeds and any cash dividends and distributions to organizations described in Section 501(c)(3) of the Code that the directors designate. The proceeds of any such sale by the agent or the surrender of dividends or distributions will not inure to our benefit or the agent's benefit, but the amounts may be used to reimburse expenses incurred by the agent in performing its duties.

     In addition, the Articles of Association generally provide that any person (or any group) holding 10% or more of the total voting rights of all of our outstanding capital shares, will have the voting rights of to its voting shares reduced so that the person (or group) may not exercise more than approximately 9.9% of the total voting rights. Because of the attribution provisions of the U.S. tax code and the rules of the Securities and Exchange Commission regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not the shareholder directly holds of record 10% or more of the voting shares. The directors also have the authority to request from any shareholder certain information for the purpose of determining whether such shareholder's voting rights are to be reduced. If the shareholder fails to respond to the notice, or submits incomplete or inaccurate information, the directors (or their designee) have the discretion to disregard all votes attached to the shareholder's Ordinary Shares.

Our Articles of Association and Cayman Islands Confidentiality Laws Have Anti-takeover Effects.

     Our Articles of Association contain provisions that make it more difficult to acquire control of us by means of a tender offer, open market purchase, a proxy fight or otherwise, including by reason of the limitation on transfers of Ordinary Shares and voting rights described above. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our Board of Directors, they could have the effect of discouraging a potential purchaser from making a tender offer or otherwise attempting to obtain control. Cayman Islands law restricts disclosure of, among other things, shareholder lists. Accordingly, such laws may make the acquisition of control by means of a tender offer or proxy fight more difficult.

Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Our qualitative discussion about market risk is contained in the following sections:

       .  Business--Underwriting;

       .  Business--Investment Portfolio;

       . Management's Discussion and Analysis of Financial Condition and Results of Operations;

       . Risk Factors of Investing in Our Ordinary Shares--Our Products Carry With Them Inherent Industry Risks and Risks Specific to Our Business Plan;

       . Risk Factors of Investing in Our Ordinary Shares--Our Business is Dependent on Our Ability to Manage Risks in Our Investment Activities; and

       . Risk Factors of Investing in Our Ordinary Shares--Our Success May be Affected by Foreign Currency Fluctuations.

Quantitative Disclosure of Interest Rate Risk

     The following table represents a summary of the par values of the Company's financial investments at their expected maturity dates, the weighted average coupons by those maturity dates and the estimated fair value of those instruments for the period ended December 31, 1998. The expected maturity categories take into consideration par amortization (for mortgage backed securities), call features and sinking fund features.

     The estimated market value of available-for-sale securities is based on bid quotations from security dealers or on bid prices published in news quote services. December 31, 1998 market interest rates were used as discounting rates in the estimation of fair value.


                           SCOTTISH ANNUITY LIFE GRP
                           -------------------------

                            EXPECTED MATURITY DATE
                            ----------------------

(Dollars in millions, except average interest rate)

                                                                                  TOTAL
                                                                                  -----
                                                                                  FAIR
                                                                                  ----
                              1999  2000   2001  2002   2003  Thereafter   TOTAL  VALUE
                              ----  ----   ----  ----   ----  ----------   -----  -----
LONG-TERM DEBT (US $)

Principal Amount             18.32  7.56  13.37  8.17  53.81    78.84     179.26  191.30

Book Value                   18.28  7.78  13.63  8.43  55.83    88.20     192.16

Average Interest Rate (%)     5.32  5.50   6.22  5.82   4.72     6.07       5.58    5.64

SHORT-TERM DEBT (US $)

Principal Amount             56.14  0.00   0.00  0.00   0.00     0.00      56.14   56.03

Book Value                   56.03  0.00   0.00  0.00   0.00     0.00      56.03

Average Interest Rate (%)     5.19  0.00   0.00  0.00   0.00     0.00       5.19    5.19


Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth in "Item 14: Exhibits, Financial Statements and Reports on Form 8-K".

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in or disagreements with accountants or accounting and financial disclosure for the fiscal year ended December 31, 1998.

                                   PART III

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The table below sets forth the names, ages and titles of the directors of Scottish Holdings and the executive officers of Scottish Holdings and Scottish Insurance.


Name                          Age                            Position
----                          ---                            --------
Sam Wyly/(3)/                  64  Chairman of the Board and Director
Michael C. French/(3)/         56  Chief Executive Officer, President and Director
Peter W. Presperin             42  Senior Vice President - Chief Financial Officer and Secretary
Henryk Sulikowski              39  Senior Vice President and Chief Insurance Officer
Michael Austin/(2)(4)/         63  Director
R. Duke Buchan III/(2)(4)/     35  Director
Robert M. Chmely/(1)(4)/       64  Director
David Matthews/(1)/            36  Director
Howard Shapiro/(2)/            53  Director
Charles J. Wyly, Jr./(3)/      65  Director

____________________
/(1)/ Term as a director expires at the 1999 annual meeting of stockholders. /(2)/ Term as a director expires at the 2000 annual meeting of stockholders. /(3)/ Term as a director expires at the 2001 annual meeting of stockholders. /(4)/ Member of the Audit Committee.

     SAM WYLY was elected a director of Scottish Holdings on October 27, 1998. Mr. Wyly was also elected Chairman of the Board of Scottish Holdings on October 27, 1998. Mr. Wyly serves as Chairman of the Board, since 1981, of Sterling Software, Inc., a supplier of software products and services, which he co-founded in 1981. In addition, Mr. Wyly currently serves as a director of Sterling Commerce, Inc., a provider of electronic commerce software and network services, as Chairman of Michaels Stores, Inc., a specialty retail chain, and as a non-managing partner of the General Partner of Maverick. In 1963, Mr. Wyly founded University Computing Company, a computer services and software company.

     MICHAEL C. FRENCH was elected a director and Scottish Holding's Chairman of the Board and Chief Executive Officer upon its formation. Mr. French is currently Scottish Holding's Chief Executive Officer and President. Mr. French was also elected Chairman of the Board and Chief Executive Officer of Scottish Insurance upon its formation. Mr. French is a founder and a director of The Scottish Annuity Company (Cayman) Ltd. Mr. French serves as a consultant to the law firm of Jones, Day, Reavis & Pogue. Mr. French was a Managing Director of Maverick from 1993 to 1996. He practiced law from 1970 to 1992 with the law firm of Jackson & Walker, L.L.P. where he served as Chairman of the Management Committee from 1988 to 1992. Mr. French also serves as a director of Sterling Software, Inc., a computer software provider, and

Michaels Stores, Inc., a national specialty retail chain. He received a B.B.A. and a J.D. (cum laude) from Baylor University.

     PETER W. PRESPERIN was elected Scottish Holding's Senior Vice President - Chief Financial Officer and Secretary on January 26, 1999. Since 1996, Mr. Presperin has been Senior Vice President and Chief Financial Officer of Cologne Life Reinsurance Company, in Stamford, Connecticut. Prior to that, Mr. Presperin worked for the St. Paul Companies from 1983 through 1996 in a variety of capacities, the most recent being Financial Reporting Control Officer. Mr. Presperin received his Bachelor of Science, Accounting from the University of Illinois. He is a member of the AICPA and the AICPA Insurance Companies Committee.

     HENRYK SULIKOWSKI became Senior Vice President and Chief Insurance Officer of Scottish Holdings and Scottish Insurance on July 20, 1998. From February 1997 to July 1998, Mr. Sulikowski served as a Director of Swiss Re New Markets as well as Senior Vice President of Atlantic International Reinsurance Company (Barbados) and a Vice President of Swiss Re Atrium Corporation, companies which are all affiliated with Swiss Reinsurance Company. During 1995 and 1996, Mr. Sulikowski was Vice President of Cologne Re and also served as a senior officer of Cologne Re's Barbados subsidiary. From 1991 to 1995, Mr. Sulikowski was employed by Guardian Life Insurance Company of America, where he served as Assistant Vice President in the reinsurance division. Since 1991, Mr. Sulikowski has been actively involved in regulatory affairs affecting the insurance and reinsurance industries, both individually and through life insurance trade associations such as the American Council of Life Insurance and the National Alliance of Life Companies. He has served as a member of the State Activities Task Force of the American Council of Life Insurance's Reinsurance Committee and was instrumental in establishing the Reinsurance Committee of the National Alliance of Life Companies, having served as its first chairman during 1994 and 1995. Mr. Sulikowski has been an associate of the Society of Actuaries since 1986 and a member of the American Academy of Actuaries since 1987. He received a Bachelor of Science Degree, with honors, from the State University of New York at Stony Brook.

     MICHAEL AUSTIN was elected a director of Scottish Holdings on October 27, 1998. Mr. Austin retired in 1992 as the Managing Partner of the Cayman Islands office of KPMG Peat Marwick, an international accounting and consulting firm. Mr. Austin was a partner resident in the Cayman Islands office for over 20 years. Since 1992, Mr. Austin has been self-employed as a chartered accountant. Mr. Austin currently serves as a Director of the Cayman Monetary Authority for a three- year term expiring on December 31, 1999.

     R. DUKE BUCHAN III was elected a director of Scottish Holdings on October 27, 1998. Mr. Buchan has been Managing Director of Maverick, an investment management firm, since July 1997. From 1992 until joining Maverick in 1997, he was a Vice President in Investment Banking at Merrill Lynch, Pierce, Fenner & Smith Incorporated in New York, specializing in corporate finance and mergers and acquisitions in the financial services sector in the United States, Latin America and Europe. He received a B.A. in Economics and Spanish with Honors from the University of North Carolina and an M.B.A. from Harvard Business School.

     ROBERT M. CHMELY was elected a Director of Scottish Holdings on October 27, 1998. Mr. Chmely has been a consultant since the beginning of 1997 when he retired from The Prudential Insurance Company of America, where from January 1988 to his retirement he served as Senior Vice President. From December 1995 to November 1997, Mr. Chmely was President of Prudential Asset Management Group, the corporate pension business of The Prudential Insurance Company of America, and from December 1994 to December 1995, he was Chief Financial Officer of Prudential Asset Management Group. From December 1990 to December 1994, Mr. Chmely served as Senior Managing Director of Portfolio Management at The Prudential Insurance Company of America. He is a Fellow of the Society of Actuaries and a Chartered Financial Analyst.

     DAVID MATTHEWS was elected a director of Scottish Holdings on October 27, 1998. Mr. Matthews has been a director, since 1991, of Intelecon Services, Inc. ("Intelecon"), a provider of audio-visual services for corporate meetings and events, a company he co-founded, and General Manager of the Outsourcing Department of Intelecon, since 1997. He served as Chief Financial Officer of Intelecon from 1991 to 1997 and General Manager of the Install Department of Intelecon from 1993 to 1996. Mr. Matthews is Sam Wyly's son-in-law.

     HOWARD SHAPIRO was elected a director of Scottish Holdings on October 27, 1998. Shapiro is the managing partner of DC Planning and has been since 1975, when he founded DC Planning, an insurance consulting firm that develops life insurance products and acts as a consultant on insurance matters for high net worth families, trust companies and other fiduciaries.

     CHARLES J. WYLY, JR. was elected a director of Scottish Holdings on October 27, 1998. Mr. Wyly also serves as a director, since 1981, and Vice Chairman, since 1984, of Sterling Software, Inc. which he co-founded in 1981. Additionally, Mr. Wyly currently serves as Vice Chairman of Michaels Stores, Inc. and as a director of Sterling Commerce, Inc. He served as an officer and director of University Computing Company, from 1964 to 1975, and President from 1969 to 1973. Mr. Wyly served as Chairman of the Board of Earth Resources Company, an oil refining and silver mining company which he co-founded, from 1968 to 1980. Mr. Wyly served as Vice Chairman of the Bonanza Steakhouse, a restaurant chain, from 1967 to 1989. Mr. Wyly is Sam Wyly's brother.

Item 11:  EXECUTIVE COMPENSATION

     The following table includes certain summary information concerning the compensation awarded to, earned by or paid for services rendered to Scottish Annuity in all capacities during 1998, by our President and Chief Executive Officer and our two other Executive Officers who were serving as executive officers at the end of 1998.

                          SUMMARY COMPENSATION TABLE

                                                                                  Long-Term
                                                  Annual Compensation            Compensation
                                           ---------------------------------        Awards
                                                                               -----------------
                                                              Other Annual     Shares Underlying       All Other
Name and Principal Position       Year/1/  Salary    Bonus   Compensation/2/    Options/SARs/3/      Compensation
--------------------------------  -------  -------  -------  ---------------   -----------------     ---------------

Michael C. French(4)                 1998  $37,500   $    0      $    0             400,000           $      0
  President and
  Chief Executive Officer

Henryk Sulikowski(5)                 1998   91,667   75,000           0             300,000            100,286(6)
  Senior Vice President and
  Chief Insurance Officer

Michelle C. Boucher(7)               1998   14,583   50,000           0             200,000(8)           8,958(9)
  Senior Vice President, Chief
  Financial Officer and
  Secretary

---------------
(1) Scottish Holdings was formed on May 12, 1998 and, therefore, had no operations prior to 1998.

(2) Perquisites and personal benefits furnished to the named executive officers that do not meet the disclosure thresholds established under SEC regulations are not included in this column.

(3) Grants of stock options in 1998 vest one-third each year commencing on the first anniversary of the grant.

(4) Mr. French became the President and Chief Executive Officer as of June 18, 1998, but his salary did not commence until December 1, 1998, immediately following completion of our initial public offering. Mr. French's annualized salary is $450,000.

(5) Mr. Sulikowski became Senior Vice President and the Chief Insurance Officer on July 20, 1998. Mr. Sulikowski's annualized salary is $200,000.

(6) Represents expenses related to Mr. Sulikowski's relocation to the Cayman Islands in the amount of $33,859, payments for a housing allowance in the amount of $49,500, payments to our retirement plan in the amount of $9,167, payments for health insurance in the amount of $510, and payments for air transportation to and from the United States in the amount of $7,250.

(7) Ms. Boucher became the Senior Vice President, Chief Financial Officer and Secretary on June 18, 1998. Ms. Boucher's annualized salary was $175,000. Ms. Boucher resigned as of February 1, 1999.

(8) Ms. Boucher has entered into a Consulting Agreement with the Company pursuant to which Ms. Boucher has agreed to return to the Company for cancellation the Stock Option, originally granted to Ms. Boucher in June, 1998, exercisable for 200,000 Ordinary Shares in exchange for a Stock Option exercisable for 66,600 Ordinary Shares, exercisable in full on November 30, 1999.

(9) Represents payments for a housing allowance in the amount of $7,500 and payments to our retirement plan in the amount of $1,458.

Option Grants Summary -- 1998 Fiscal Year

     The following table sets forth information concerning the stock options granted by Scottish Holdings to its executive officers during fiscal year 1998.



                                                                                         Potential Realizable
                                             Individual Grants                                 Value at
                       --------------------------------------------------------------    Assumed Annual Rate
                                                                                        of Ordinary Share Price
                                                                                           Appreciation for
                           Number of                           Exercise                     Option Term(2)
                        Ordinary Shares     Percent of Total    Price                   -----------------------
                           Underlying       Options Granted       Per      Expiration
Name                    Options Granted      to Employees        Share        Date          5%          10%
----                    ---------------     ----------------   --------    ----------  ----------   ----------
Michael C. French            400,000                  37.74%   $15.00(1)   11/30/08   $3,773,368    $9,562,455
Henryk Sulikowski            300,000                  28.30     15.00(1)   11/30/08    2,830,026     7,171,841
Michelle L. Boucher          200,000(3)               18.87(3)  15.00(3)   11/30/08(3) 1,886,684(3)  4,781,227(3)


---------------
(1) The stock options are exercisable in three equal installments commencing November 30, 1999.
(2) The potential realizable value columns of the table above illustrate the value that might be realized upon exercise of the options immediately prior to the expiration of their terms, assuming the specified compounded rates of appreciation of the price of the Ordinary Shares over the terms of the options. These amounts do not take into account provisions of certain options providing for termination of the options following termination of employment or vesting over periods of up to three years. The use of the assumed 5% and 10% returns is established by the Commission and is not intended by the Company to forecast possible future appreciation of the price of the Ordinary Shares.
(3) Ms. Boucher resigned, effective February 1, 1999. Ms. Boucher has entered into a Consulting Agreement with the Company pursuant to which Ms. Boucher has agreed to return to the Company for cancellation a Stock Option, originally granted to Ms. Boucher in June, 1998, exercisable for 200,000 Ordinary Shares in exchange for a Stock Option exercisable for 66,600 Ordinary Shares, exercisable in full on November 30, 1999.

Aggregated Options/SAR Exercises in 1998 and December 31, 1998 Option/SAR
Values

     The following table provides information, for each of the named executive officers, regarding the exercise of options during 1998 and unexercised options held as of December 31, 1998.

                                                    Number of Shares               Value of Unexercised
                                                 Underlying Unexercised                In-the-Money
                                                      Options/SARs                   Options/SARs at
                                                  at December 31, 1998              December 31, 1998
                                               ---------------------------    ------------------------------
                          Shares      Value
        Name            Acquired On  Realized  Exercisable   Unexercisable    Exercisable     Unexercisable
-----------------       Exercise     --------  -----------   -------------    -----------     -------------
                       -------------
Michael C. French              0         0            0         400,000              0                 0

Henryk Sulikowski              0         0            0         300,000              0                 0

Michelle L. Boucher            0         0            0         200,000(1)           0                 0

---------------
(1) Ms. Boucher has entered into a Consulting Agreement with the Company pursuant to which Ms. Boucher has agreed to return to the Company for cancellation the Stock Option, originally granted to Ms. Boucher in June, 1998, exercisable for 200,000 Ordinary Shares in exchange for a Stock Option exercisable for 66,600 Ordinary Shares, exercisable in full on November 30, 1999.


Compensation of Directors

     Directors who are employees of Scottish Holdings are not paid any fees or additional compensation for services as members of Scottish Holding's Board of Directors or any committee thereof. Non-employee Directors receive cash in the amount of $20,000 per annum and $1,000 per board or committee meeting attended. On November 30, 1998, each non-employee Director was granted an option to purchase 10,000 Ordinary Shares pursuant to Scottish Holding's Second Amended and Restated 1998 Stock Option Plan with an exercise price per share equal to the initial public offering price of $15.00. Subject to certain conditions, each non-employee Director will be granted an option to purchase 2,000 Ordinary Shares at each successive annual general meeting after December 31, 1998 with an exercise price equal to the fair market value of the Ordinary Shares at the date of grant.

Employment and Change of Control Agreements

     Michael C. French. Under his employment agreement, Mr. French has agreed to serve as Chief Executive Officer and President for an initial term ending on June 18, 2001 to be automatically extended on June 18, 2001 and each anniversary thereafter for an additional year, subject to 90 days advance notice before June 18, 2001 or any subsequent anniversary by either us or Mr. French of an intention not to renew. Mr. French receives an annual salary of $450,000 and is eligible to participate in all of our employee benefit programs and to receive an annual performance-based bonus in an amount to be determined by our Board of Directors. Mr. French is entitled to a gross-up of certain excise taxes and to the payment or reimbursement of any legal fees or related expenses incurred by Mr. French with respect to the interpretation, enforcement or defense of his rights under his employment agreement. Upon execution of the employment agreement, Mr. French received stock options exercisable for 400,000 Ordinary Shares.

     Peter W. Presperin. Under his employment agreement, Mr. Presperin has agreed to serve as Senior Vice President - Chief Financial Officer and Secretary for an initial term commencing on February 2, 1999 and ending on February 2, 2002, to be automatically extended on February 2, 2002 and each anniversary thereafter for an additional year, subject to 90 days advance notice before February 2, 2002 or any subsequent anniversary by us or Mr. Presperin of an intention not to renew. Mr. Presperin receives an annual salary of $250,000 and is eligible to participate in all of our employee benefit programs. Mr. Presperin received a one-time bonus of 8,000 Ordinary Shares of the Company valued at a per share price of $11. Mr. Presperin is also eligible to receive an annual performance-based bonus to be determined by our Board of Directors.
In addition, during the term of employment, Mr. Presperin is eligible to participate in all of our employee benefit programs, and we must fund a retirement account for Mr. Presperin in an amount not less than 10% of annual salary for each year during the term of his employment. We must also pay or reimburse any legal fees or related expenses incurred by Mr. Presperin with respect to the interpretation, enforcement or defense of his rights under his employment agreement. Upon execution of the employment agreement, Mr. Presperin received stock options exercisable for 300,000 Ordinary Shares.

     Henryk Sulikowski. Under his employment agreement, Mr. Sulikowski agreed to serve as Senior Vice President and Chief Insurance Officer for an initial term ending on July 20, 2001, to be automatically extended for an additional year, at the expiration of the initial term and each anniversary thereafter, subject to 90 days advance notice before such expiration or anniversary by either us or Mr. Sulikowski of an intention not to renew. Mr. Sulikowski receives an annual salary of $200,000 and is eligible to participate in all of our employee benefit programs. Mr. Sulikowski received a one-time cash bonus of $75,000 on November 30, 1998. Mr. Sulikowski is eligible to receive an annual performance-based bonus in an amount to be determined by our Board of Directors and receives a monthly housing and travel allowance of $9,000. In addition, during the term of Mr. Sulikowski's employment, Mr. Sulikowski is eligible to participate in all of our employee benefit programs, and we must fund a retirement account for Mr. Sulikowski in an amount not less than 10% of Mr. Sulikowski's annual salary for each year during the term of his employment. We must also pay or reimburse Mr. Sulikowski for any legal fees or related expenses incurred by Mr. Sulikowski with respect to the interpretation, enforcement or defense of his rights under his employment agreement. Upon execution of the employment agreement, Mr. Sulikowski received stock options exercisable for 300,000 Ordinary Shares.

     Mr. French's, Presperin's and Sulikowski's employment agreements each provide that the executive will maintain in confidence all confidential matters and that each will not:

     . during their employment or, if they receive severance compensation upon termination of their employment, for one year thereafter, participate in the management of any business enterprise that engages in substantial and direct competition with us; or

     . during his employment or for one year thereafter, attempt to influence, persuade or induce (or assist any other person in so persuading or inducing) any employee to leave us.

     In addition, pursuant to each executive's employment agreement, each is entitled to severance compensation

       . if we terminate his employment in any case other than death, disability or cause;

       . if the executive terminates his employment upon our failure to keep the executive in his office or position (or a substantially equivalent office or position);

       . an adverse change affecting the authorities, powers, functions, responsibilities or duties attaching to his position with us;

       .  a reduction in his compensation;

       . the failure of any of our successors to assume our duties and obligations under the executive's employment agreement;

       . a relocation of the principal location of the executive's work in excess of 25 miles of its original location (or for Mr. Sulikowski, to any location other than the Cayman Islands);

       . a change in control of Scottish Holdings (provided the executive terminates his employment within one year of such change in control);

       . an unremedied breach of the executive's employment agreement by us or any successor; or

       . if we notify the executive of our intent not to renew the executive's employment agreement at the expiration of its initial term or any anniversary thereafter.

     The severance compensation that Mr. French will be entitled to upon any termination referred to above includes a lump sum payment equal to three times the sum of his annual base salary and incentive compensation at the highest respective rates in effect for any year prior to the termination. The severance compensation that each of Mr. Presperin and Mr. Sulikowski will be entitled to upon any such termination includes a lump sum payment equal to the sum of

     . the greater of any amounts of his respective annual base salary relating to the first three years of the term of his employment not paid prior to the termination of their employment;

     . his respective annual base salary at the highest rate in effect for any year prior to the termination;

     . the annual incentive compensation at the highest rate in effect for any year prior to the termination; and

     . the transportation expenses for his and his immediate family's relocation to the United States.

Insider Participation in Compensation Decisions and Board Interlocks

     Our Board of Directors does not have a compensation committee. Instead, compensation is determined by the full Board of Directors. Mr. Michael C. French is a director and is our President and Chief Executive Officer. No other directors are officers.

     Mr. French is an executive officer and director of our company and a director and executive officer of The Scottish Annuity Company (Cayman) Ltd.
Mr. French participated in decisions related to compensation of executive officers of each of our company and The Scottish Annuity Company. Effective October 1, 1998, we entered into an agreement with The Scottish Annuity Company for Scottish Insurance to provide The Scottish Annuity Company with a variety of insurance administration, accounting and other services. For these services, The Scottish Annuity Company pays Scottish Insurance quarterly, for each annuity contract issued by Scottish Annuity, an amount equal to 0.50% per annum of the separate account value of such contracts, except that such amount will not be less than $25,000 per year. In addition, The Scottish Annuity Company must refrain

     . from the direct or indirect offer or sale of any life insurance products and must refer only to Scottish Insurance any opportunity or inquiry that it may receive to issue and sell any life insurance products, an d

     . from the direct or indirect offer or sale of any variable annuity products and must refer only to The Scottish Annuity Company any opportunity or inquiry that it may receive to issue and sell any annuity products.

     Under separate agreements and as partial consideration for entering into the agreement described above, Scottish Insurance also subleases to The Scottish Annuity Company a portion of its leased space in the Cayman Islands, and The Scottish Annuity Company sold certain of its computer hardware and software to Scottish Insurance. Ms. Boucher, formerly the Senior Vice President, Chief Financial Officer and Secretary of Holdings, is a consultant to our Company, and is the former Manager of Finance and Administration of, and now a consultant to Scottish Annuity.

     Mr. French is also a director of Michaels Stores, Inc. and Sterling Software, Inc. Each of Sam Wyly and Charles J. Wyly, Jr., each a director of our company, is also an executive officer of both Michaels Stores and Sterling Software. Sam Wyly and Charles J. Wyly, Jr. participate in compensation decisions related to executive officers of our company. Mr. French does not participate in compensation decisions related to executive officers of Michaels Stores and Sterling Software.

     REPORT ON EXECUTIVE COMPENSATION

     The Board of Directors has responsibility for our executive compensation practices and policies. Of the eight directors on the Board, seven are outside directors who are not officers or employees. The executive compensation for 1998 was established by the Board of Directors prior to our initial public offering, and the sole Board Member at that time was Michael C. French.

Executive Pay Policy

     Our compensation is intended to attract, retain and motivate the key people necessary to lead us to achieve our strategic objective of increased stockholder value over the long term, reflecting our belief that executive compensation should seek to align the interests of our executives with those of our stockholders. The program utilizes three components: base salary, short-term incentives and long-term compensation in the form of stock options.

     In establishing base salaries, we have adopted a strategy of setting executive salaries at or above market to retain and attract key executives, while providing incentive compensation pay opportunities, based on performance achievement. We set the salary ranges in this manner to ensure that our base salary practices do not put us at a competitive disadvantage in retaining and attracting key executives while ensuring an appropriate cost structure.

     We believe that our current program of a base salary and long- and short-term performance-based compensation which can be earned by our executive officers will increase long-term stockholder value.

Base Salary

     Mr. French's, Presperin's and Sulikowski's current annual base salary is $450,000, $250,000 and $200,000, respectively. As of the date of this report, the Board of Directors has not reviewed or adjusted the salaries of its executive officers for 1999.

Short-Term Incentive and Stock Options

     Under their respective employment contracts, each executive is eligible to receive a cash bonus at the sole discretion of the Board of Directors. Additionally, the Second Amended and Restated 1998 Stock Option Plan is administered by the Board of Directors and is designed to provide incentive compensation to our directors, executive officers, and other key employees, consultants and advisors.

The Board of Directors

Sam Wyly, Chairman of the Board          Michael C. French
Michael Austin                           David Matthews
R. Duke Buchan III                       Howard Shapiro
Robert M. Chmely                         Charles J. Wyly, Jr.

Performance Graph

     The following graph compares the cumulative stockholder return on our Ordinary Shares with the Nasdaq Composite Index and the Nasdaq Insurance Index. The comparison assumes $100 was invested as of November 24, 1998 (the date our Ordinary Shares began trading on a "when issued" basis) and the reinvestment of all dividends.

Comparison of Cumulative Shareholder Return

                                    [Graph]

                                          Nov. 24, 1998  Dec. 31, 1998
                                          -------------  -------------
Scottish Annuity & Life Holdings, Ltd.         $100         $ 91.67
Nasdaq Composite Index                         $100         $111.80
Nasdaq Insurance Index                         $100         $100.01



Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth the beneficial ownership of Ordinary Shares of Scottish Holdings by all persons who beneficially own 5% or more of the Ordinary Shares and by each director and executive officer of Scottish Holdings and by all directors and executive officers as a group as of March 26, 1999.

        Name and Address of Beneficial Owners(1)            Number of    Percent of
        ---------------------------------------             ---------    ----------
                                                              Shares        Class
                                                              ------        -----
Michael C. French(2)(3)(4)................................   172,000          *
Peter W. Presperin(4).....................................    15,500          *
Michelle L. Boucher(3)(4).................................    12,000          *
Henryk Sulikowski(4)......................................     1,000          *
Michael Austin(4).........................................         -          -
R. Duke Buchan(4).........................................         -          -
Robert M. Chmely(4).......................................         -          -
David Matthews(4)(5)......................................     2,050          *
Howard Shapiro(4)(6)......................................     3,500          *
Charles J. Wyly, Jr.(4)(7)................................   312,047        1.68%
Sam Wyly(4)(8)............................................   632,013        3.40%
Maverick Capital, Ltd.(9)................................. 1,688,220        9.09%
All directors and executive officers as a group (eleven
 persons)................................................. 1,138,110        6.13%

---------------

*Less than 1%.
(1) Except as otherwise indicated, the address for each beneficial owner is c/o Scottish Annuity & Life Holdings, Ltd., P.O. Box 10657APO, 2 Artillery Courts, Shedden Road, George Town, Grand Cayman, Cayman Islands, British West Indies.
(2) 152,000 of these Ordinary Shares are beneficially owned by an irrevocable trust of which Mr. French and certain family members are beneficiaries. Mr. French disclaims beneficial ownership of such Ordinary Shares.
(3) Does not include Ordinary Shares issuable upon exercise of the Class A Warrants not exercisable within 60 days.
(4) Does not include Ordinary Shares issuable upon exercise of stock options not exercisable within 60 days.
(5) 500 of these Ordinary Shares are beneficially owned by a family partnership, of which Mr. Matthews is the general partner. 800 of these Ordinary Shares are owned by Mr. Matthews' wife, and Mr. Matthews disclaims beneficial ownership of these shares.
(6) All of these shares are beneficially owned by the D.C. Planning retirement plan, a qualified plan, of which Mr. Shapiro is a Trustee and beneficiary. Mr. Shapiro disclaims beneficial ownership of these shares.
(7) All 312,407 Ordinary Shares are beneficially owned by an irrevocable trust of which Charles J. Wyly, Jr. and certain family members are beneficiaries. Charles J. Wyly, Jr. disclaims beneficial ownership of such Ordinary Shares.
(8) All 632,013 Ordinary Shares are beneficially owned by an irrevocable trust of which Sam Wyly and certain family members are beneficiaries. Sam Wyly disclaims beneficial ownership of such Ordinary Shares.
(9) Based on a Schedule 13G filed by Maverick Capital, Ltd. with the Securities and Exchange Commission on February 26, 1999 and subsequent information provided by Maverick Capital, Ltd. to our counsel on March 16, 1999. The address of Maverick Capital, Ltd. is 300 Crescent Court, Suite 1850, Dallas, TX 75201.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

DC Planning Relationships

     On August 13, 1998, we entered into a consulting services agreement with DC Planning, an insurance consulting firm that develops life insurance products and acts as a consultant on insurance matters for high net worth families, trust companies and other fiduciaries. Under the terms of this agreement, DC Planning provides to us certain consulting services, including with respect to the development and implementation of our business plan. DC Planning is paid $180,000 a year for a term of three years under the agreement. Howard Shapiro, who is on our Board of Directors, is the managing partner of DC Planning. On November 30, 1998, we granted Mr. Shapiro, in his capacity as a consultant, stock options exercisable for 100,000 Ordinary Shares. These options are in addition to the stock options exercisable for 10,000 Ordinary Shares granted to Mr. Shapiro in his capacity as a non-employee director.

Direct Investors Relationship

     Two trusts purchased Ordinary Shares and Class A Warrants exercisable for Ordinary Shares in a private placement in November, 1998. The two trusts purchased an aggregate of 709,220 Ordinary Shares and Class A Warrants exercisable for 200,000 Ordinary Shares at an exercise price of $15.00 per share. The aggregate purchase price for the Ordinary Shares and Class A Warrants was $10 million, or $14.10 for one Ordinary Share and a warrant to purchase 0.282 Ordinary Shares. One of the trusts is an irrevocable trust of which Sam Wyly and certain family members are beneficiaries. The other trust is an irrevocable trust of which Charles J. Wyly, Jr. and certain family members are beneficiaries. Sam Wyly, who is the Chairman of the Board and a Director, and Charles J. Wyly, Jr., who is a Director, both disclaim beneficial ownership of such Ordinary Shares and Class A Warrants.

Pre-IPO Equity Adjustment

     On October 22, 1998, we redeemed 1,100,000 Ordinary Shares of the 1,500,000 Ordinary Shares issued upon our formation. Shareholders participating in the redemption exchanged these shares for either Class A Warrants (exercisable for an aggregate 900,000 Ordinary Shares) or nominal consideration. The shareholders who received Class A Warrants in the redemption are three irrevocable trusts of which, respectively, Sam Wyly, the Chairman of the Board and a Director, Charles J. Wyly, Jr., a Director, and Michael C. French, our Chief Executive Officer, President and a Director, and certain family members of each are beneficiaries. These trusts received Class A Warrants to purchase an aggregate of 466,667 Ordinary Shares, 233,333 Ordinary Shares and 200,000 Ordinary Shares, respectively. Messrs. French, Sam Wyly and Charles J. Wyly, Jr. each disclaim beneficial ownership of such Class A Warrants. The Class A Warrants received in the redemption are exercisable for a price per share equal to the $15 initial public offering price. The shareholders that received nominal consideration in the redemption are two irrevocable trusts of which Sam Wyly and certain family members are beneficiaries and a corporation wholly-owned by Michelle L. Boucher, the former Senior Vice President, Chief Financial Officer and Secretary of the Company.


                                    PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

     (a)  Documents filed as part of this report:

          (1) Audited Consolidated Financial Statements of Scottish Annuity & Life Holdings, Ltd. and its subsidiary:

              Report of Independent Auditors
              Consolidated Balance Sheet
              Consolidated Statement of Income
              Consolidated Statement of Comprehensive Loss
              Consolidated Statement of Shareholders' Equity
              Consolidated Statement of Cash Flows
              Notes to Consolidated Financial Statements

          (2) Consolidated Financial Statement Schedules

              All financial statement schedules are omitted because they are either not applicable or the required information is included in the balance sheet or notes thereto appearing elsewhere in this Registration Statement.

          (3) Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit
Number                                 Description of Document
-------  -----------------------------------------------------------------------------------
 1.1     Form of Underwriting Agreement between the Company and the Underwriters
         (incorporated herein by reference to Exhibit 1.1 to the Company's Registration
         Statement on Form S-1 filed with the Securities Exchange Commission on
         June 19, 1998, as amended).
 3.1     Memorandum of Association of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
 3.2     Articles of Association of the Company (incorporated herein by reference to
         Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the
         Securities Exchange Commission on June 19, 1998, as amended).
 4.1     Specimen Ordinary Share Certificate (incorporated herein by reference to
         Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the
         Securities Exchange Commission on June 19, 1998, as amended).
 4.2     Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1
         filed with the Securities Exchange Commission on June 19, 1998, as amended).
 4.3     Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
         filed with the Securities Exchange Commission on June 19, 1998, as amended).
 4.4     Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on
         Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
 4.5     Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on
         Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

Exhibit
Number                                 Description of Document
-------  -----------------------------------------------------------------------------------
 4.6     Form of Registration Rights Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on
         Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
 4.7     Form of Registration Rights Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on
         Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
 4.8     Form of Securities Purchase Agreement between the Company and the
         Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to the
         Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
 4.9     Form of Registration Rights Agreement between the Company and the
         Shareholder Investors (incorporated herein by reference to Exhibit 4.11 to the
         Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
 4.10    Form of Securities Purchase Agreement between the Company and the Non-
         Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to the
         Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
 4.11    Form of Registration Rights Agreement between the Company and the Non-
         Shareholder Investors (incorporated herein by reference to Exhibit 4.13 to the
         Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
10.1     Employment Agreement dated June 18, 1998 between the Company and Michael
         C. French (incorporated herein by reference to Exhibit 10.1 to the Company's
         Registration Statement on Form S-1 filed with the Securities Exchange
         Commission on June 19, 1998, as amended).
10.2     Second Amended and Restated 1998 Stock Option Plan effective October 22,
         1998 (incorporated herein by reference to Exhibit 10.3 to the Company's
         Registration Statement on Form S-1 filed with the Securities Exchange
         Commission on June 19, 1998, as amended).
10.3     Form of Stock Option Agreement in connection with 1998 Stock Option Plan
         (incorporated herein by reference to Exhibit 10.4 to the Company's Registration
         Statement on Form S-1 filed with the Securities Exchange Commission on
         June 19, 1998, as amended).

Exhibit
Number                                 Description of Document
-------  -----------------------------------------------------------------------------------
10.4     Agreement dated June 30, 1998 between the Company and International Risk
         Management (Cayman) Ltd. (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
10.5     Amended and Restated Insurance Administration, Services and Referral
         Agreement dated as of October 1, 1998 between the Company and The Scottish
         Annuity Company (Cayman) Ltd. (incorporated herein by reference to
         Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the
         Securities Exchange Commission on June 19, 1998, as amended).
10.6     Employment Agreement dated July 20, 1998 between the Company and Henryk
         Sulikowski (incorporated herein by reference to Exhibit 10.10 to the Company's
         Registration Statement on Form S-1 filed with the Securities Exchange
         Commission on June 19, 1998, as amended).
10.7     Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.12 to the
         Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
10.8     Investment Management Agreement dated October 22, 1998 between the
         Company and Pacific Investment Management Company (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
         filed with the Securities Exchange Commission on June 19, 1998, as amended).
10.9     Investment Management Agreement dated October 22, 1998 between the
         Company and General Re--New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on
         Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
10.10    Agreement dated October 23, 1998 between the Company and Westport Partners
         (Bermuda), Ltd. (incorporated herein by reference to Exhibit 10.15 to the
         Company's Registration Statement on Form S-1 filed with the Securities
         Exchange Commission on June 19, 1998, as amended).
10.11    Investment Management Agreement dated October 22, 1998 between the
         Company and The Prudential Investment Corporation (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1
         filed with the Securities Exchange Commission on June 19, 1998, as amended).
10.12    Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1
         filed with the Securities Exchange Commission on June 19, 1998, as amended).

Exhibit
Number                                 Description of Document
-------  -----------------------------------------------------------------------------------
 10.13   Employment Agreement, dated February 2, 1999 between the Company and
         Peter W. Presperin.
 10.14   Consulting Agreement dated February 1, 1999 between the Company and
         Michelle L. Boucher.
 10.15   Investment Advisory Service Agreement between the Company and Prudential
         Securities Corporation.
 21.1    Subsidiaries of Registrant.
 23.1    Consent of Ernst & Young.
 24.1    Powers of Attorney.

     (b)  Reports on Form 8-K

     None.

                   Audited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.

               Period from May 12, 1998 (date of incorporation)
                             to December 31, 1998
                      with Report of Independent Auditors

                    Scottish Annuity & Life Holdings, Ltd.

                   Audited Consolidated Financial Statements

               Period from May 12, 1998 (date of incorporation)
                             to December 31, 1998



                                   Contents


Report of Independent Auditors..............................................  1

Audited Consolidated Financial Statements

Consolidated Balance Sheet..................................................  2
Consolidated Statement of Income............................................  3
Consolidated Statement of Comprehensive Loss................................  4
Consolidated Statement of Shareholders' Equity..............................  5
Consolidated Statement of Cash Flows........................................  6
Notes to Consolidated Financial Statements..................................  7

                        Report of Independent Auditors


To the Shareholders and Board of Directors
Scottish Annuity & Life Holdings, Ltd.

We have audited the accompanying consolidated balance sheet of Scottish Annuity & Life Holdings, Ltd. (the "Company") as of December 31, 1998, and the related consolidated statements of income, comprehensive loss, shareholders' equity, and cash flows for the period from May 12, 1998 (date of incorporation) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Annuity & Life Holdings, Ltd. at December 31, 1998, and the consolidated results of its operations and its cash flows for the period from May 12, 1998 (date of incorporation) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.



George Town, Grand Cayman
British West Indies
March 25, 1999

                    Scottish Annuity & Life Holdings, Ltd.

                          Consolidated Balance Sheet
                       (Stated in United States Dollars)

                               December 31, 1998

Assets
Investments:
  Fixed maturities                                           $  229,756,293
  Short-term investments                                         14,511,683
                                                            ---------------
    Total investments                                           244,267,976
Cash                                                              3,863,042
Receivables:
  Due from brokers                                                3,060,543
  Accrued interest receivable                                     2,883,009
Other assets                                                        271,669
                                                            ---------------
    Total assets                                             $  254,346,239
                                                            ===============

Liabilities
Accounts payable and accrued expenses                        $    1,959,160
Due to related party                                                326,900
                                                            ---------------
    Total liabilities                                             2,286,060

Shareholders' Equity
Share capital , par value $0.01 per share:
  Issued and fully paid: 18,568,440 ordinary shares                 185,684
  Additional paid in capital                                    252,291,320
Accumulated other comprehensive loss -
  Unrealized depreciation of investments                           (853,146)
Retained earnings                                                   436,321
                                                            ---------------

    Total shareholders' equity                                  252,060,179
                                                            ---------------
    Total liabilities and shareholders' equity               $  254,346,239
                                                            ===============



See accompanying notes.

                     Scottish Annuity & Life Holdings, Ltd.

                        Consolidated Statement of Income
                       (Stated in United States Dollars)

     Period from May 12, 1998 (date of incorporation) to December 31, 1998



Revenues
Interest income, net                                         $    1,142,501
Realized losses on securities, net                                  (14,236)
Insurance administration fees                                       209,886
                                                            ---------------
     Total revenues                                               1,338,151

Expenses
Salaries and benefits                                               319,170
Professional fees                                                   235,824
Miscellaneous expenses                                              230,567
Recruitment expenses                                                104,835
Administrative expenses                                              11,434
                                                            ---------------
     Total expenses                                                 901,830
                                                            ---------------
     Net income                                              $      436,321
                                                            ===============


Basic and diluted earnings per ordinary share                $         0.12
                                                            ===============



See accompanying notes.

                    Scottish Annuity & Life Holdings, Ltd.

                 Consolidated Statement of Comprehensive Loss
                       (Stated in United States Dollars)

               Period from May 12, 1998 (date of incorporation)
                             to December 31, 1998


Net income                                                                                          $      436,321
Other comprehensive loss:
 Unrealized depreciation on investments:
   Unrealized holding depreciation arising during the period                                              (867,382)
   Add: reclassification adjustment for losses included in net income                                       14,236
                                                                                                   ---------------
 Unrealized depreciation on investments                                                                   (853,146)
                                                                                                   ---------------

Comprehensive loss                                                                                  $     (416,825)
                                                                                                   ===============




See accompanying notes.

                    Scottish Annuity & Life Holdings, Ltd.

                Consolidated Statement of Shareholders' Equity
                       (Stated in United States Dollars)

               Period from May 12, 1998 (date of incorporation)
                             to December 31, 1998


                                                                                            Accumulated
                                                                                              other
                                                                                           comprehensive
                                                                                               loss -
                                                                                             Unrealized
                                                                             Additional     depreciation
                                           Class A    Class B     Share       paid in           on         Retained
                               Shares     warrants   warrants    capital      capital       investments    earnings      Total
                             -----------------------------------------------------------------------------------------------------
Beginning balance                    --          --        --    $     --   $         --    $       --    $      --    $        --
Issuance of founder shares    1,500,000                            15,000        485,000                                   500,000
Issuance of Class A warrants              1,550,000                              100,000                                   100,000
Issuance of Class B warrants                          200,000                    302,000                                   302,000
Repurchase of shares and
   issuance of warrants      (1,100,000)    900,000               (11,000)        11,000                                        --
Sales to direct investors     1,418,440     400,000                14,184     19,985,816                                20,000,000
Initial public offering      16,750,000                           167,500    231,407,504                               231,575,004
Unrealized depreciation on
   investments                                                                                (853,146)                   (853,146)
Net Income                                                                                                  436,321        436,321
                             -----------------------------------------------------------------------------------------------------
Ending balance               18,568,440   2,850,000   200,000    $185,684   $252,291,320    $ (853,146)   $ 436,321  $ 252,060,179
                             =====================================================================================================


See accompanying notes.

                    Scottish Annuity & Life Holdings, Ltd.

                     Consolidated Statement of Cash Flows
                       (Stated in United States Dollars)

               Period from May 12, 1998 (date of incorporation)
                             to December 31, 1998



Operating activities
Net income                                                                                           $         436,321
Adjustments to reconcile net income to net cash used in operating activities:
  Net realized losses on securities                                                                             14,236
  Changes in assets and liabilities:
     Receivables                                                                                            (5,943,552)
     Other assets                                                                                             (271,669)
     Accounts payable and accrued expenses                                                                   1,959,160
     Due to related party                                                                                      326,900
                                                                                                     -----------------
Net cash used in operating activities                                                                       (3,478,604)

Investing activities
Purchase of securities                                                                                  (1,792,519,289)
Proceeds on sales of securities                                                                          1,547,383,931
                                                                                                     -----------------
Net cash used in investing activities                                                                     (245,135,358)

Financing activities
Net proceeds from sale of company stock                                                                    252,075,004
Issuance of Class A warrants                                                                                   100,000
Issuance of Class B warrants                                                                                   302,000
                                                                                                     -----------------
Net cash provided by financing activities                                                                  252,477,004
                                                                                                     -----------------
Net change in cash and cash equivalents, being cash and
  cash equivalents at end of period                                                                  $       3,863,042
                                                                                                     =================


See accompanying notes.

                    Scottish Annuity & Life Holdings, Ltd.

                  Notes to Consolidated Financial Statements

                               December 31, 1998

1.   Organization, business, and basis of presentation

Organization

Scottish Annuity & Life Holdings, Ltd. ("Holdings") was incorporated as an exempted company with limited liability on May 12, 1998 under the laws of the Cayman Islands. Holdings has been organized to provide insurance policies, as discussed below, through its wholly-owned subsidiary, Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance", and together with Holdings, the "Company", and additionally referred to throughout the notes as "We", "Our", and "Us"). Prior to June 24, 1998, all Ordinary Shares of Holdings were owned by Scottish Holdings, Ltd., a Cayman Islands company ("SHL"). On July 8, 1998, Scottish Insurance received an unrestricted Class `B' insurer's license under the insurance laws of the Cayman Islands. Holdings' initial public offering of its Ordinary Shares (the "Offering") was completed on November 30, 1998.

Business

Our business activities currently consists of fee income from the administration of variable annuities for Scottish Annuity Company (Cayman) Ltd. ("Scottish Annuity") and will, in the future, include sales of life and annuity reinsurance and variable life insurance policies.

Variable life insurance is a separate account product where the net premium is placed in a separate account for the policyholder that is not subject to the claims of Scottish Insurance general creditors. Our product will be targeted towards high net worth individuals or families generally worth more than $10 million. A private money manager will manage the cash values on behalf of the variable life policy holder. We will not provide any investment management or advisory services to any individual variable life policyholder. We also will offer variable life insurance products to corporate customers in the form of corporate owned life insurance ("COLI"), bank owned life insurance ("BOLI"), and trust-owned life insurance "TOLI"). These types of policies are primarily used in connection with certain deferred compensation and bonus plans for executives. We may also issue variable life insurance policies under a group policy that is owned by an employer to fund employee benefits.

Traditional reinsurance of life and annuity business is an arrangement under which an insurance company (the reinsurer) agrees to insure (assume risks of) another insurance company (the ceding company or cedent) for all or a portion of the insurance underwritten by the ceding company. Our reinsurance activities will primarily be focused on group and individual annuity type contracts.

                    Scottish Annuity & Life Holdings, Ltd.

1.   Organization, business, and basis of presentation (continued)

Basis of presentation

Accounting Principles - Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all amounts are reported in U.S. dollars. We follow the accounting standards established by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants.

Consolidation - We consolidate our results and have eliminated all significant intercompany transactions.

Estimates, risks and uncertainties - The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant assumptions will be for assumed reinsurance liabilities, which will be provided by the ceding companies. It is typical for these ceding companies to periodically review and revise these estimates. We also will review and revise these estimates as appropriate. Any adjustments made to these estimates will be reflected in the period the estimates are revised.

2.  Summary of significant accounting policies

Our accounting policies for current and future activities are as follows.

Current activities

Investments -Fixed maturities are classified as available for sale, which means that we carry these investments at estimated fair values on our balance sheet. The cost of fixed maturities is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between market and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive loss - unrealized depreciation on investments.

Short-term investments are carried at cost, which approximates fair value.

Realized gains (losses) on securities are determined on a specific identification method which means that we track the cost of each security purchased so that we are able to identify and record a gain or loss when it is subsequently sold. In addition, declines in fair value that are determined to be other than temporary are included in realized gains (losses).

                    Scottish Annuity & Life Holdings, Ltd.

2.   Summary of significant accounting policies (continued)

Insurance administration fees - We collect insurance administration fees for the administration of a variable annuity book of business, which was written by Scottish Annuity. These fees are recognized ratably over the year based on the fair value of the underlying investments. (See note 9 for further discussion.)

Due from brokers - Due from brokers includes amounts receivable from one of the Company's brokers for investment transactions that had not settled at December 31, 1998.

Organizational and offering expenses - All formation and organization costs incurred have been expensed in the period ending December 31, 1998. All offering costs incurred in connection with the Offering, including certain amounts payable for investment banking and financial advisory services, have been deducted from the gross proceeds of the Offering.

Cash and cash equivalents - Cash and cash equivalents include fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value. All cash and cash equivalents are held with a single financial institution in the Cayman Islands. Management does not anticipate any material losses as a result of this credit concentration.

Accounting for future activities

Policy revenues and related expenses - Our policy revenues will be generated from reinsurance and variable life activities. The reinsurance revenues will be derived from interest sensitive life products and traditional life reinsurance. The premium on interest sensitive products will be reported as a deposit on the balance sheet with a corresponding liability. Revenues will be reported periodically for the mortality, policy administration and surrender charges. The related policy benefits and claims expenses will include benefit claims incurred in excess of deposits and interest credited to the policyholder for the period. The premiums from traditional reinsurance transactions will be included in revenues over the premium paying period of the underlying policies. The related policy benefits and expenses will be provided against the revenues to recognize profits over the estimated lives of the policies. Variable life insurance policies are also interest sensitive products and will be reported like the reinsurance interest rate sensitive products except that the assets will be reported in a separate account for the benefit of the policyholder.

                    Scottish Annuity & Life Holdings, Ltd.

2.   Summary of significant accounting policies (continued)

Deferred policy acquisition costs - The cost of acquiring new business such as commissions, certain internal expenses related to policy issuance and underwriting departments and certain variable selling expenses will be capitalized and amortized in future periods. For variable life insurance and reinsurance of investment type fixed annuity contracts and reinsured variable annuity contracts, deferred policy acquisition costs will be amortized over the expected average life of the contracts as a constant percentage of the present value of estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which will be updated at the end of each accounting period. In computing amortization, interest will accrue to the unamortized balance of capitalized acquisition costs at the rate used to discount expected gross profits. The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits will be reflected in earnings in the period such estimated gross profits are revised.

For reinsured fixed immediate annuity policies and traditional life insurance contracts, deferred policy acquisition costs will be charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums will be estimated at the date of the policy issuance and will be consistently applied during the life of the policies. Deviations from estimated experience will be reflected in earnings in the period such deviations occur. For these policies, the amortization periods generally will be for the estimated lives of the policies.

When the liabilities for future policy benefits plus the present value of expected future gross premiums for a policy are insufficient to provide for expected future benefits and expenses for that policy, a premium deficiency reserve will be established by a charge to income. The deferred policy acquisition costs incurred through December 31, 1998 have been written off because there is no business to amortize it against.

Policyholders' benefit liabilities - The liabilities for interest sensitive products will equal the accumulated account values of the policies or contracts as of the valuation date.

Liabilities for future benefits under traditional life insurance contracts reinsured will be estimated using actuarial assumptions for mortality, morbidity, terminations, investment yields, and expenses applicable at the time the insurance contracts were entered into. Benefit liabilities for fixed annuities during the accumulation period will be equal to their account values and, after annuitization equal to the accumulated present value of expected future payments.

                    Scottish Annuity & Life Holdings, Ltd.

2.   Summary of significant accounting policies (continued)

Separate account assets and liabilities - Separate account assets will be recorded at the fair value of the underlying investments less mortality, policy administration and surrender charges. The funds in the separate accounts will not be available to meet the general obligations of the Company.

Separate account liabilities will represent the policyholders' separate account values. They will consist of the initial premiums paid after consideration of net investment gains (losses) attributable to each separate account, less fees and withdrawals.

Accounting Standards - The Financial Accounting Standards Board has issued the following accounting standard that will affect us.

FASB Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires adoption no later than fiscal quarters or fiscal years beginning after June 15, 1999. The new standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

We have not yet completed our evaluation of the effect this standard will have on us.

3.  Earnings per ordinary share

We calculate earnings per ordinary share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share"(EPS). Basic EPS excludes the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted-average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

                    Scottish Annuity & Life Holdings, Ltd.

3.  Earnings per ordinary share  (continued)

Our warrants and options were not deemed to be dilutive as of December 31, 1998 because the strike price of $15 was greater than our market value.

                                                                   Period from
                                                              May 12, 1998 (date of       Three months ended
                                                                incorporation) to          December 31, 1998
                                                                December 31, 1998             (Unaudited)
                                                            ------------------------------------------------

       Net income                                                $      436,321              $    555,551
       Weighted average number of shares outstanding                  3,586,788                 6,785,018
                                                            ------------------------------------------------

       Basic and diluted earnings per ordinary share             $         0.12              $       0.08
                                                             ===============================================

       Actual shares outstanding at December 31, 1998                18,568,440
                                                             ==================

The Company had a relatively small number of shares outstanding from the date of incorporation through the initial public offering on November 30, 1998. As a result the inception to date weighted average number of shares outstanding and the related EPS are not meaningful, in the opinion of management.

4.  Fixed maturities

The amortized cost, gross unrealized appreciation and depreciation, and estimated fair values of our fixed maturity investments are as follows:

                                                                    December 31, 1998
                                         --------------------------------------------------------------------
                                                                Gross              Gross
                                            Amortized         unrealized        unrealized         Estimated
                                               cost          appreciation      depreciation        fair value
                                         --------------------------------------------------------------------
      U.S. treasury securities and
       obligations of U.S. government
       agencies                          $  97,674,991         $     885        $ (633,455)     $  97,042,421


      U.S. corporate securities             94,795,887           106,205          (256,060)        94,646,032
      Mortgage and asset backed
       securities                           38,138,561            20,102           (90,823)        38,067,840
                                         --------------------------------------------------------------------

          Total fixed maturities         $ 230,609,439         $ 127,192        $ (980,338)     $ 229,756,293
                                         ====================================================================

                    Scottish Annuity & Life Holdings, Ltd.

4.  Fixed maturities (continued)

The contractual maturities of the fixed maturities are as follows. Actual maturities may differ as a result of calls and prepayments.

                                                Amortized        Estimated
                                                  cost          fair value
                                              -----------------------------

     Due in one year or less                  $ 56,736,454     $ 56,737,338
     Due in one year through five years         74,431,349       73,728,443
     Due in five years through ten years        32,165,658       31,636,454
     Due after ten years                        29,137,417       29,586,218
                                              -----------------------------
                                               192,470,878      191,688,453
     Mortgage and asset backed securities       38,138,561       38,067,840
                                              -----------------------------
                                              $230,609,439     $229,756,293
                                              =============================

Proceeds from sales of securities in the period ended December 31, 1998 were $1,547,383,931. Gross gains of $88,368 and gross losses of $102,604 were realized on those sales.

5.  Shareholder's equity

Effective June 24, 1998, SHL transferred to its shareholders all of its ordinary shares in Holdings by way of a distribution.

On October 22, 1998, we paid nominal consideration and issued 900,000 Class A warrants to reacquire and cancel, 1,100,000 of our issued and outstanding ordinary shares.

On November 30, 1998, we closed our Offering of 16,750,000 ordinary shares for proceeds received net of underwriting discounts and commissions totaling $235,375,000. Simultaneous with the initial closing of the Offering, direct sales of 1,418,440 ordinary shares and 400,000 Class A warrants were made to Direct Investors for net proceeds of $20,000,000.

Common shares

We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each. At the balance sheet date 18,568,440 ordinary shares were outstanding.

Preferred shares

We are authorized to issue 50,000,000 preferred shares of par value $0.01 each. At the balance sheet date there were no preferred shares issued or outstanding.

                    Scottish Annuity & Life Holdings, Ltd.

5.  Shareholder's equity(continued)

Warrants

In connection with our initial capitalization, we issued Class A warrants to purchase an aggregate of 1,550,000 ordinary shares to related parties. The aggregate consideration of $100,000 paid for these warrants is reflected as additional paid-in-capital. The Class A warrants were issued on June 9, 1998 at the initial stage of the development of our business plan when the feasibility of proceeding with the offering was uncertain. The consideration paid for the Class A warrants was determined to be fair value in the judgment of management in light of such uncertainty. Effective September 3, 1998, the Class A warrant agreements were superseded by Amended and Restated Class A warrant agreements with no material impact on the operation of the agreements. The exercise price of the Class A warrants is $15 per share of the Company' ordinary shares. The Class A warrants become exercisable in equal amounts over a three-year period commencing on the first anniversary of the consummation of the Offering. The Class A warrants will expire on the tenth anniversary of the consummation of the Offering.

We entered into Warrant Purchase Agreements whereby The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. purchased an aggregate of 200,000 Class B warrants for an aggregate purchase price of $302,000 which is reflected as additional paid-in-capital. Class B Warrants are exercisable at $15 per ordinary share, in equal amounts over a three-year period commencing one year after the Offering and expire ten years after the consummation of the Offering. Management is of the view that the agreed sale price of the Class B Warrants represented fair value at the time of purchase. The Roman Arch Fund L.P. and the Roman Arch Fund II L.P. are each limited partnerships and affiliates of Prudential Securities Incorporated, one of the underwriters of the initial public offering, and make investments for the benefit of limited partners who are employees of Prudential Securities Incorporated.

The Class B warrants were issued after our business plan underwent further development and we were in a position to proceed with the Offering. As a result, the Class B warrants were issued for greater consideration. Effective September 3, 1998, the Class B warrant agreements were superseded by Amended and Restated Class B warrant agreements with no material impact on the operation of the agreements.

                    Scottish Annuity & Life Holdings, Ltd.

5.   Shareholder's equity (continued)

We have entered into an agreement with Westport Partners (Bermuda), Ltd. ("Westport"), a developer and administrator of insurance products for international insurance brokers, insurance companies and corporations, pursuant to which Westport will provide non-exclusive distribution services with respect to the Company's variable life insurance products. In addition, Westport may be retained to provide administration services for certain variable life insurance products that the Company issues.

For its distribution activities, we are authorized to issue up to 750,000 Class C warrants to Westport at an exercise price equal to $15 per ordinary share. The warrants are issuable over a four-year period beginning on January 1, 2000 and on each anniversary thereafter in an amount to be determined by a formula, as defined, in the agreement. The Class C warrants, if issued, will be for a term expiring ten years from the date of the Offering. The Company applies the fair value method of FASB Statement No. 123, "Accounting for Stock-Based Compensation," ("SFAS 123") in accounting for these warrants. No Class C warrants had been issued as of December 31, 1998.

6.  Stock option plan

We have a stock option plan (the "Plan") which allows us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee Directors, advisors and consultants. The aggregate number of options which may be granted under the Plan is limited to 1,600,000 shares with no individual being granted more than 1,000,000 shares.

The minimum exercise price of the options will be equal to the fair market value, as defined in the Plan, of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Unless otherwise provided in the option agreement, the options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

We follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Since the exercise price of the stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

As of December 31, 1998, options for 960,000 ordinary shares, exercisable at a price of $15 per share, had been granted to certain employee participants in the Plan.

                    Scottish Annuity & Life Holdings, Ltd.

6.   Stock option plan (continued)

Proforma information regarding net income and earnings per share is required by SFAS 123, and has been determined as if we accounted for the employee stock options under the fair value method of that Statement. The fair value for these options was estimated at the date of grant using the Binomial option pricing model with the following weighted-average assumptions; risk-free interest rate of 5.52%; dividend yield of 1.33%; volatility factor of the expected market price of our common stock of 0.22; and a weighted-average expected life of the option of 10 years.

The Binomial option pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of proforma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our proforma information follows:

                                                              December 31, 1998
                                                              -----------------

     Proforma net income                                        $    331,699
                                                              =================


     Proforma basic and diluted earnings per ordinary share     $       0.09
                                                              =================

As of December 31, 1998, options for 100,000 ordinary shares, exercisable at a price of $15 per share, had been granted to certain non-employee participants in the Plan. The Company applies the fair value method of SFAS 123, in accounting for stock options granted to non-employees who provide services to the Company.

On February 2, 1999, options for 300,000 ordinary shares, exercisable at a price of $15 per share, were granted to an employee participant in the Plan.

7.   Taxation

There is presently no taxation imposed on income or capital gains by the Government of the Cayman Islands. If any taxation were to be enacted, Holdings and Scottish Insurance have been granted exemptions therefrom until 2018. We operate in a manner such that we will owe no United States tax other than premium excise taxes and withholding taxes on certain investment income.

                    Scottish Annuity & Life Holdings, Ltd.

8.   Statutory requirements and dividend restrictions

Under The Insurance Law of the Cayman Islands (1998 Revision), Scottish Insurance must maintain a minimum net capital worth of $240,000.

Our ability to pay dividends depends on the ability of Scottish Insurance to pay dividends to us. While we are not subject to any significant legal prohibitions on the payment of the dividends, Scottish Insurance will be subject to Cayman Islands regulatory constraints, which affect its ability to pay dividends. Scottish Insurance is prohibited from declaring or paying a dividend if such payment would reduce its net capital worth below $240,000.

9.  Related parties

Scottish Annuity agreement - We entered into an Insurance Administration, Services and Referral Agreement (the "Agreement") with Scottish Annuity effective October 1, 1998. We provide Scottish Annuity with a variety of insurance administration, accounting and other services. We receive compensation equal to 0.50% per annum of the quarterly separate account value of each annuity contract issued by Scottish Annuity subject to a minimum of US$25,000 per year

In addition, pursuant to this agreement (i) Scottish Annuity will refrain from the direct or indirect offer or sale of any life insurance products and will refer only to Scottish Insurance any opportunity or inquiry that it may receive to issue and sell any life insurance products, and (ii) Scottish Insurance will refrain from the direct or indirect offer or sale of any variable annuity products and will refer only to Scottish Annuity any opportunity or inquiry that it may receive to issue and sell any variable annuity products.

The agreement will continue in effect until December 31, 1999 and will thereafter be automatically renewed for successive one-year periods, unless canceled by either party prior to the commencement of a renewal term. In addition, the agreement may terminate earlier under specified circumstances (e.g. bankruptcy or uncured defaults under the agreement). Scottish Annuity and Scottish Insurance have agreed to indemnify each other and their respective employees for certain liabilities.

DC Planning agreement - The Company has entered into a consulting services agreement with DC Planning, an insurance consulting firm that develops life insurance products and acts as a consultant on insurance matters for high net worth families, trust companies and other fiduciaries. Under the terms of the agreement, DC Planning provides certain consulting services to the Company, including with respect to the development and implementation of its business plan. DC Planning is paid $180,000 a year for a term of three years under the agreement. Howard Shapiro, who is a Director of Holdings, is the managing partner of DC Planning.

                    Scottish Annuity & Life Holdings, Ltd.

10.  Quarterly Financial Data (Unaudited)

Quarterly financial data for the period from May 12, 1998 (date of incorporation) through
December 31, 1998 follows:


                                      Quarter ended            Quarter ended           Quarter ended
                                      June 30, 1998         September 30, 1998       December 31, 1998
                                     ------------------------------------------------------------------

Investment income, net of
    related expenses                    $    1,501             $                        $  1,126,764
Insurance administration fee                                                                 209,886
General and administrative
     expenses                               22,578                    98,153                 781,099
                                     ------------------------------------------------------------------
Net (loss) income                       $  (21,077)            $     (98,153)           $    555,551
                                     ==================================================================

Basic and diluted earnings
     per ordinary share                 $    (0.01)            $       (0.07)           $       0.08
                                     ==================================================================

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              By:            /s/ Michael C. French
                                  ----------------------------------------
                                    Michael C. French
                                    Chief Executive Officer and President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

       Signature                          Title                       Date
       ---------                          -----                       ----
/s/ Michael C. French     President, Chief Executive Officer     March 29, 1999
------------------------  and Director (Principal Executive
    Michael C. French     Officer)

/s/ Peter W. Presperin    Senior Vice President-Chief            March 29, 1999
------------------------  Financial Officer and Secretary
   Peter W. Presperin     (Principal Financial Officer
                          and Principal Accounting Officer)

           *              Chairman of the Board and Director     March 29, 1999
------------------------
        Sam Wyly

           *              Director                               March 29, 1999
------------------------
     Michael Austin

           *              Director                               March 29, 1999
------------------------
   R. Duke Buchan III

           *              Director                               March 29, 1999
------------------------
    Robert M .Chmely

           *              Director                               March 29, 1999
------------------------
     David Matthews

           *              Director                               March 29, 1999
------------------------
      Howard Shapiro

           *              Director                               March 29, 1999
------------------------
  Charles J. Wyly, Jr.

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the securities and exchange Commission.

                                           /s/ Michael C. French
                                  ----------------------------------------
                                            Michael C. French
                                            Attorney-in-Fact

                                 EXHIBIT INDEX

 Exhibit
Sequential
 Number
 Page No.                                  Description of Document
----------                                 -----------------------
   1.1      Form of Underwriting Agreement between the Company and the Underwriters
            (incorporated herein by reference to Exhibit 1.1 to the Company's Registration
            Statement on Form S-1 filed with the Securities Exchange Commission on
            June 19, 1998, as amended).
   3.1      Memorandum of Association of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
   3.2      Articles of Association of the Company (incorporated herein by reference to
            Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the
            Securities Exchange Commission on June 19, 1998, as amended).
   4.1      Specimen Ordinary Share Certificate (incorporated herein by reference to
            Exhibit 4.1 to the Company's Registration Statement on Form S-1 filed with the
            Securities Exchange Commission on June 19, 1998, as amended).
   4.2      Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1
            filed with the Securities Exchange Commission on June 19, 1998, as amended).
   4.3      Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1
            filed with the Securities Exchange Commission on June 19, 1998, as amended).
   4.4      Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on
            Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
   4.5      Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on
            Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
   4.6      Form of Registration Rights Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on
            Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
   4.7      Form of Registration Rights Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on
            Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
   4.8      Form of Securities Purchase Agreement between the Company and the
            Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to the
            Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended)


 Exhibit
Sequential
 Number
 Page No.                                  Description of Document
----------                                 -----------------------
   4.9      Form of Registration Rights Agreement between the Company and the
            Shareholder Investors (incorporated herein by reference to Exhibit 4.11 to the
            Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended)
   4.10     Form of Securities Purchase Agreement between the Company and the Non-
            Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to the
            Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended).
   4.11     Form of Registration Rights Agreement between the Company and the Non-
            Shareholder Investors (incorporated herein by reference to Exhibit 4.13 to the
            Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended).
  10.1      Employment Agreement dated June 18, 1998 between the Company and Michael
            C. French (incorporated herein by reference to Exhibit 10.1 to the Company's
            Registration Statement on Form S-1 filed with the Securities Exchange
            Commission on June 19, 1998, as amended).
  10.2      Second Amended and Restated 1998 Stock Option Plan effective October 22,
            1998 (incorporated herein by reference to Exhibit 10.3 to the Company's
            Registration Statement on Form S-1 filed with the Securities Exchange
            Commission on June 19, 1998, as amended).
  10.3      Form of Stock Option Agreement in connection with 1998 Stock Option Plan
            (incorporated herein by reference to Exhibit 10.4 to the Company's Registration
            Statement on Form S-1 filed with the Securities Exchange Commission on
            June 19, 1998, as amended).
  10.4      Agreement dated June 30, 1998 between the Company and International Risk
            Management (Cayman) Ltd. (incorporated herein by reference to Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended).
  10.5      Amended and Restated Insurance Administration, Services and Referral
            Agreement dated as of October 1, 1998 between the Company and The Scottish
            Annuity Company (Cayman) Ltd. (incorporated herein by reference to
            Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the
            Securities Exchange Commission on June 19, 1998, as amended).
  10.6      Employment Agreement dated July 20, 1998 between the Company and Henryk
            Sulikowski (incorporated herein by reference to Exhibit 10.10 to the Company's
            Registration Statement on Form S-1 filed with the Securities Exchange
            Commission on June 19, 1998, as amended).
  10.7      Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit 10.12 to the
            Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended).

 Exhibit
Sequential
 Number
 Page No.                                  Description of Document
----------                                 -----------------------
  10.8      Investment Management Agreement dated October 22, 1998 between the
            Company and Pacific Investment Management Company (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1
            filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.9      Investment Management Agreement dated October 22, 1998 between the
            Company and General Re--New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on
            Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.10     Agreement dated October 23, 1998 between the Company and Westport Partners
            (Bermuda), Ltd. (incorporated herein by reference to Exhibit 10.15 to the
            Company's Registration Statement on Form S-1 filed with the Securities
            Exchange Commission on June 19, 1998, as amended).
  10.11     Investment Management Agreement dated October 22, 1998 between the
            Company and The Prudential Investment Corporation (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1
            filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.12     Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1
            filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.13*    Employment Agreement, dated February 2, 1999 between the Company and
            Peter W. Presperin.
  10.14*    Consulting Agreement dated as of February 1, 1999 between the Company and
            Michelle L. Boucher.
  10.15*    Investment Advisory Service Agreement between the Company and Prudential
            Securities Corporation.
  21.1*     Subsidiaries of Registrant.
  23.1*     Consent of Ernst & Young.
  24.1*     Powers of Attorney.

__________________
*    Filed herewith.