Form 10-Q
period 1999-03-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 1999-05-14
CIK 1064122

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
           Act of 1934
                 For the quarterly period ended March 31, 1999

[_]  Transition Report Pursuant to Section 13 or 15(d) of the Securities
           Exchange Act of 1934
               For the Transition period from ______ to ______


                        Commission File Number 0-29788


                    SCOTTISH ANcNUITY & LIFE HOLDINGS, LTD.
            (Exact Name of Registrant as Specified in Its Charter)

        Cayman Islands                                Not Applicable
  (State or Other Jurisdiction              (I.R.S. Employer Identification No.)
of Incorporation or Organization)

          P.O. Box 10657 APO                             Not Applicable
          Grand Pavilion Commercial Center
          802 West Bay Road
          Grand Cayman
          The Cayman Islands, B.W.I.

   (Address of Principal Executive Offices)                (Zip Code)

       Registrant's telephone number, including area code: (345) 949-2800

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               ------        -----

     As of May 12, 1999, Registrant had 18,576,440 Ordinary Shares outstanding.

================================================================================

                               Table of Contents
PART I
ITEM 1. FINANCIAL STATEMENTS

        Consolidated Balance Sheets, March 31, 1999 (Unaudited)
        and December 31, 1998 (Note 1)                                         2

        Consolidated Statement of Income for the Three Months
        Ending March 31, 1999 (Unaudited)                                      3

        Consolidated Statement of Comprehensive Loss
        for the Three Months Ending March 31, 1999 (Unaudited)                 3

        Consolidated Statement of Shareholders' Equity for the
        Three Months Ending March 31, 1999 (Unaudited)                         4

        Consolidated Statement of Cash Flows for the Three
        Months Ending March 31, 1999 (Unaudited)                               5

        Condensed Notes to Consolidated Financial Statements
        (Unaudited)                                                            6

ITEM 2. MANAGEMENT'S DISCUSSION AND ANAYLSIS
        OF FINANCIAL CONDITION AND RESULTS OF
        OPERATIONS                                                             8

ITEM 3. QUANTITATIVE AND QUALITATIVE
        DISCLOSURES ABOUT MARKET RISK                                         12

PART II OTHER INFORMATION

        ITEM 1. through ITEM 6.                                               12

        SIGNATURES                                                            13

EXHIBIT INDEX                                                                 14

                                    PART I
                             FINANCIAL INFORMATION

Item 1.  Financial Statements.

SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
Consolidated Balance Sheets
(Stated in United States Dollars)

                                                                                        March 31, 1999            December 31, 1998
                                                                                          (Unaudited)                  (Note 1)
ASSETS
Investments
    Fixed Maturities                                                                      $ 243,441,668               $ 229,756,293
    Short-term investments                                                                   12,985,024                  14,511,683
                                                                                          -------------               -------------
        Total Investments                                                                   256,426,692                 244,267,976
Cash                                                                                          2,270,671                   3,863,042
Receivables
    Due from Brokers                                                                                  -                   3,060,543
    Due from related parties                                                                    219,082                           -
    Accrued interest receivable                                                               2,451,926                   2,883,009
Net fixed assets and leasehold improvements                                                     367,732                           -
Other assets                                                                                    226,076                     271,669
                                                                                          -------------               -------------
        Total Assets                                                                      $ 261,962,179               $ 254,346,239
                                                                                          =============               =============

LIABILITIES
Accounts payable and accrued expenses                                                     $     918,552               $   1,959,160
Due to Brokers                                                                                9,951,437                           -
Due to related parties                                                                                -                     326,900
                                                                                          -------------               -------------
        Total Liabilities                                                                    10,869,989                   2,286,060
                                                                                          -------------               -------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share
    Issued and fully paid: 18,576,440 ordinary shares
      (18,568,440 ordinary shares in 1998)                                                      185,764                     185,684
    Additional paid in capital                                                              252,429,366                 252,291,320
Accumulated other comprehensive loss -
    Unrealized depreciation of investments                                                   (3,576,386)                   (853,146)
Retained Earnings                                                                             2,053,446                     436,321
                                                                                          -------------               -------------
        Total shareholders' equity                                                          251,092,190                 252,060,179
                                                                                          -------------               -------------
        Total liabilities and shareholders' equity                                        $ 261,962,179               $ 254,346,239
                                                                                          =============               =============

See accompanying notes.
                                      -2-

SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
Consolidated Statement of Income
(Stated in United States Dollars)
For the Three Months Ending March 31, 1999 (Unaudited)

REVENUES
Interest income, net                                                                        $ 3,321,252
Realized losses on securities, net                                                             (963,914)
Insurance administration fees                                                                   225,785
                                                                                            -----------
        Total revenues                                                                        2,583,123
                                                                                            -----------

EXPENSES
Salaries and benefits                                                                           492,471
Professional fees                                                                               210,445
Administrative expenses                                                                         263,082
                                                                                            -----------
        Total expenses                                                                          965,998
                                                                                            -----------
        Net income                                                                          $ 1,617,125
                                                                                            ===========

BASIC AND DILUTED EARNINGS PER ORDINARY SHARE                                               $      0.09
                                                                                            ===========

See accompanying notes


SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
Consolidated Statement of Comprehensive Loss
(Stated in United States Dollars)
For the Three Months Ending March 31, 1999 (Unaudited)

Net Income                                                                                  $ 1,617,125
 Other comprehensive loss
  Unrealized depreciation on investments:
    Unrealized holding depreciation arising during the period                                (3,687,154)
    Add: reclassification adjustment for losses included in net income                          963,914
                                                                                            -----------
  Unrealized depreciation on investments                                                     (2,723,240)
                                                                                            -----------

 Comprehensive loss                                                                         $(1,106,115)
                                                                                            ===========

See accompanying notes

SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
Consolidated Statement of Shareholders' Equity
(Stated in United States Dollars)
For the Three Months Ending March 31, 1999 (Unaudited)

                                                                                           Accumulated
                                                                            Additional        other
                                           Class A   Class B     Share       paid-in      comprehensive        Retained
                               Shares     warrants   warrants   capital      capital          loss             earnings      Total
                             ------------------------------------------------------------------------------------------------------
Beginning balance            18,568,440   2,850,000   200,000  $ 185,684   $252,291,320   $  (853,146)    $  436,321  $ 252,060,179
Issuance of shares                8,000                               80         87,920                                      88,000
Issuance of equity options                                                       50,126                                      50,126
Unrealized depreciation on
 investments                                                                               (2,723,240)                   (2,723,240)
Net income                                                                                                 1,617,125      1,617,125
                             ------------------------------------------------------------------------------------------------------
Ending balance               18,576,440   2,850,000   200,000  $ 185,764   $252,429,366   $(3,576,386)    $2,053,446  $ 251,092,190
                             ======================================================================================================

See accompanying notes

SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
Consolidated Statement of Cash Flows
(Stated in United States Dollars)
For the Three Months Ending March 31, 1999 (Unaudited)

OPERATING ACTIVITIES
Net income                                                                                $ 1,617,125
Adjustments to reconcile net income to net cash provided by
    operating activities:
    Realized losses on securities, net                                                        963,914
    Non cash salaries and benefits                                                             88,000
    Non cash professional fees                                                                 50,126
    Depreciation                                                                                4,838
    Changes in assets and liabilities:
        Receivables                                                                         3,491,626
        Fixed assets and leasehold improvements                                              (372,570)
        Other assets                                                                           45,593
        Accounts payable and accrued expenses                                               8,910,829
        Due to/from related parties                                                          (545,982)
                                                                                 ---------------------
Net cash provided by operating activities                                                  14,253,499
                                                                                 ---------------------

INVESTING ACTIVITIES
Purchase of securities                                                                   (448,554,653)
Proceeds on sales of securities                                                           432,708,783
                                                                                 ---------------------
Net cash used in investing activities                                                     (15,845,870)
                                                                                 ---------------------

Net change in cash                                                                         (1,592,371)
Cash at the beginning of the period                                                         3,863,042
                                                                                 ---------------------
CASH AT THE END OF THE PERIOD                                                             $ 2,270,671
                                                                                 =====================

Supplemental information - non-cash transactions
    Issuance of shares                                                                    $    88,000
    Issuance of equity options                                                                 50,126
                                                                                 ---------------------
                                                                                          $   138,126
                                                                                 =====================

See accompanying notes

Scottish Annuity & Life Holdings, Ltd.
Condensed Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ending March 31, 1999


1.   Basis of presentation

Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999 are not necessarily indicative of the results that may be expected for the year ending December 31, 1999.

The comparative consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated financial statements for the period ended December 31, 1998, but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the period ended December 31, 1998.

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

2.  Earnings per ordinary share

We calculate earnings per ordinary share in accordance with Statement of Financial Accounting Standards (SFAS) No. 128 "Earnings per Share" ("EPS"). Basic EPS excludes the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted-average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

Scottish Annuity & Life Holdings, Ltd.
Condensed Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ending March 31, 1999 (continued)


Our warrants and options were not deemed to be dilutive as of March 31, 1999 because the strike price of $15 was greater than our market value.

                                                             Three Months Ended
                                                               March 31, 1999
                                                             ------------------
     Net income                                                     $ 1,617,125
     Weighted average number of shares outstanding                   18,573,507
                                                             ------------------
     Basic and diluted earnings per ordinary share                  $      0.09
                                                             ==================
     Actual shares outstanding at March 31, 1999                     18,576,440
                                                             ==================

3.  Fixed maturities

The amortized cost, gross unrealized appreciation and depreciation, and estimated fair values of our fixed maturity investments are as follows:

                                                           March 31, 1999
                            --------------------------------------------------------------------------
                                                       Gross
                                  Amortized         unrealized        Unrealized      Estimated fair
                                     cost          appreciation      depreciation          value
                            --------------------------------------------------------------------------
U.S. treasury securities
 and obligations of U.S.
 government agencies                $ 49,711,833        $     943      $(1,802,256)       $ 47,910,520
U.S. corporate securities            109,594,104          171,715       (1,357,345)        108,408,474
Mortgage and asset backed
 securities                           87,712,117           15,263         (604,706)         87,122,674
                            --------------------------------------------------------------------------
Total fixed maturities              $247,018,054        $ 187,921      $(3,764,307)       $243,441,668
                            ==========================================================================

The contractual maturities of the fixed maturities are as follows. Actual maturities may differ as a result of calls and prepayments.


                                              Amortized         Estimated fair
                                                 cost                value
                                            ----------------------------------
Due in one year or less                     $ 10,792,461          $ 10,789,209
Due in one year through five years            85,411,035            84,274,121
Due in five years through ten years           40,216,045            39,492,025
Due after ten years                           22,886,396            21,763,639
                                             --------------------------------
                                             159,305,937           156,318,994
Mortgage and asset backed securities          87,712,117            87,122,674
                                             ---------------------------------
                                             $247,018,054         $243,441,668
                                             =================================


Proceeds from sales of securities during the three months ended March 31, 1999 were $432,708,783. Gross gains of $146,961 and gross losses of $1,110,875 were realized on those sales.

Scottish Annuity & Life Holdings, Ltd.
Condensed Notes to Consolidated Financial Statements (Unaudited)
For the Three Months Ending March 31, 1999 (continued)


4.  Taxation

There is presently no taxation imposed on income or capital gains by the Government of the Cayman Islands. If any taxation were to be enacted, we and Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), our wholly owned subsidiary, have been granted exemptions therefrom until 2018. We operate in a manner such that we will owe no United States tax other than premium excise taxes and withholding taxes on certain investment income.

5.  Statutory requirements and dividend restrictions

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

General

     Scottish Annuity & Life Holdings is an insurance holding company. Our principal asset is Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"). We were formed on May 12, 1998, and Scottish Insurance was formed on June 8, 1998, under the laws of the Cayman Islands. We commenced our insurance operations on November 30, 1998, immediately following our initial public offering.

Scottish Annuity & Life Holdings, Ltd.
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Results of operations

     The following table summarizes our operating earnings for the period from January 1, 1999 to March 31, 1999. Operating earnings, which excludes realized investment gains (losses) is a common measure used in the insurance industry.


Revenues
Interest income, net                                               $3,321,252
Insurance administration fee                                          225,785
                                                                   ----------
   Total revenues                                                   3,547,037
                                                                   ----------

Expenses
Salaries and benefits                                                 492,471
Professional fees                                                     210,445
Administrative expenses                                               263,082
                                                                   ----------
   Total expenses                                                     965,998
                                                                   ----------
   Operating earnings                                              $2,581,039
                                                                   ==========

Basic and diluted operating earnings                                    $0.14
 per ordinary share                                                ==========

     Overview

     Our operating earnings of $2,581,039 or $0.14 per share were driven by revenues from our investment portfolio and insurance administration fees.


     Investments

     Our investment portfolio is managed by three professional investment managers, Pacific Investment Management Company, Prudential Investment Corporation and Gen Re - New England Asset Management, Inc. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At March 31, 1999, the portfolio had an average quality rating of AA, an average duration of 4.73 years and an average book yield of 5.80%. The average yield has improved from year-end 1998 because the proceeds of our initial public offerring were fully deployed during the first quarter of 1999. At year-end our investment managers were still in the process of deploying the proceeds from the stock offering. A realized loss of $963,914 and net unrealized depreciation of $2,723,240 was recognized on investments during the period. The realized loss occurred as one of our investment managers reallocated the portfolio to take advantage of increasing interest rates. The unrealized depreciation was the result of interest rates increasing from year-end.

Scottish Annuity & Life Holdings, Ltd.
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Insurance operations

     Our business consists of two lines of business, variable life insurance and life and annuity reinsurance. Our first quarter 1999 results only reflected revenues from the insurance administration portion of our variable life business. The insurance administration business consists of a variety of insurance administration, accounting and other services provided to Scottish Annuity Company (Cayman) Ltd.

     Outlook

     During the first quarter we continued to review a number of variable life and reinsurance transactions. On May 4, 1999, we announced that we entered into a definitive binder to reinsure a block of disability income payment obligations issued by a major U.S. insurance company. The transaction will involve the transfer of approximately $120 million of reserves to us. The transaction is subject to the normal due diligence and will be effective June 1, 1999 and will close on or before June 30, 1999.

     Our variable life insurance product offers a unique feature, independent investment management, which we believe will differentiate us in the market. Our reinsurance focus is on the annuity business although we will consider life reinsurance.


Capital Resources and Liquidity

     At March 31, 1999, total capitalization was $251,092,190. We currently have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit, which may be required in the ordinary course of our reinsurance business.

     At our April 28, 1999 Board of Directors meeting, a stockholder dividend of $0.05 per ordinary share was declared on the shares outstanding as of the record date of June 7, 1999 to be paid on June 23, 1999.

     We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity and capital to meet our needs for the next several years.

Year 2000 Risk

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

Scottish Annuity & Life Holdings, Ltd.
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     We rely significantly on a number of third party service providers, such as PIMCO, General Re and Prudential Investment, each of whom confirmed to us, or is in the process of confirming, that they are Year 2000 compliant. We also intend to require that any new service providers be or become Year 2000 compliant in a timely manner. There can be no assurance, however, that our operations will not experience disruptions due to the failure of third parties, including reinsurance counter parties, to become fully Year 2000 compliant in a timely manner or that a failure will not otherwise have an adverse effect on our business, results of operations or financial condition. In the event our plans with respect to Year 2000 readiness fail to protect our operations from disruptions or its business, results of operations or financial condition from adverse effect, we have no contingency plan other than the replacement of existing third party service providers which are not Year 2000 compliant with comparable third party service providers who are Year 2000 compliant. We may also have an exposure to Year 2000 issues from reinsurance business we write in the future. Since we have not written any reinsurance business we do not know what these exposures are or whether they will be material.

Changes in Accounting Standards

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

Forward Looking Statements

     Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. When used, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "plan," "intend" and similar expressions identify forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to execute the business plan; changes in the general economic conditions including the performance of the financial markets and interest rates; changes in insurance regulations or taxes; changes in rating agency policy; the loss of key executives; trends in the insurance and reinsurance industries; government regulations; trends that may affect our financial condition or results of operations; the declaration and payment of dividends and Year 2000 issues. Potential investors

Scottish Annuity & Life Holdings, Ltd.
Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risks Factors of Investing in our Ordinary Shares" set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

Qualitative Disclosure of Market Risk

     Our qualitative disclosure about market risk is incorporated herein by reference to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

Quantitative Disclosure of Interest Rate Risk

     Our quantitative disclosure about interest rate risk is incorporated herein by reference to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" of our Annual Report on Form 10-K for the Fiscal Year Ended December 31, 1998.

                                    PART II
                               OTHER INFORMATION
Item 1.  Legal Proceedings.

     The Company is not currently involved in any litigation or arbitration.

Item 2.  Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3.  Default Upon Senior Securities.

     Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders.

     Scottish Holdings did not submit any matter to a vote of securities holders during the first quarter of 1999.

Item 5.  Other Information.

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K.
       (a)  Exhibits.
     27.1  Financial Data Schedule

       (b)  Reports on Form 8-K.
     No reports on Form 8-K have been filed during the quarter for which this report is filed.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.



Date: May 13, 1999    By:  /s/ Michael C. French
                           ---------------------
                           Michael C. French
                           Chief Executive Officer and President




Date: May 13, 1999    By:  /s/ Peter W. Presperin
                           -----------------------
                           Peter W. Presperin
                           Senior Vice President-Chief Financial
                           Officer and Secretary (Principal Financial
                           Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX

Exhibit
 Number         Description of Document
 ------         -----------------------

  27.1          Financial Data Schedule