Form 10-K/A
period 1998-12-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 1999-06-17
CIK 1064122

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               __________________

                                  FORM 10-K/A
                   For Annual and Transition Reports Pursuant
        to Sections 13 or 15(d) of the Securities Exchange Act of 1934

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

    Grand Pavilion Commercial Centre
            802 West Bay Road
        George Town, Grand Cayman
   Cayman Islands, British West Indies            Not Applicable
(Address of Principal Executive Offices)            (Zip Code)

       Registrant's telephone number, including area code: (345) 949-2800

          Securities Registered Pursuant to Section 12(b) of the Act:

                                              Name of Each Exchange
      Title of Each Class                     on Which Registered
      -------------------                     -------------------
            None

          Securities Registered Pursuant to Section 12(g) of the Act:

                   Ordinary Shares, par value $.01 per share

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    Yes [X]  No  [_]

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

As of March 26, 1999, Registrant had 18,568,440 Ordinary Shares outstanding.

--------------------------------------------------------------------------------

     Scottish Annuity & Life Holdings, Ltd. hereby amends and restates in its entirety Item 14 of the Annual Report on Form 10-K for the fiscal year ended December 31, 1998 as set forth below.

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

            (3)  Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit
Number                     Description of Document
------                     -----------------------

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

  4.6 Form of Registration Rights Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  4.7 Form of Registration Rights Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.7 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  4.8 Form of Securities Purchase Agreement between the Company and the Shareholder Investors (incorporated herein by reference to Exhibit
          4.10 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  4.9 Form of Registration Rights Agreement between the Company and the Shareholder Investors (incorporated herein by reference to Exhibit
          4.11 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  4.10 Form of Securities Purchase Agreement between the Company and the Non-Shareholder Investors (incorporated herein by reference to Exhibit
          4.12 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  4.11 Form of Registration Rights Agreement between the Company and the Non-Shareholder Investors (incorporated herein by reference to Exhibit
          4.13 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.1 Employment Agreement dated June 18, 1998 between the Company and Michael C. French (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.4 Agreement dated June 30, 1998 between the Company and International Risk Management (Cayman) Ltd. (incorporated herein by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.5 Amended and Restated Insurance Administration, Services and Referral Agreement dated as of October 1, 1998 between the Company and The Scottish Annuity Company (Cayman) Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.6 Employment Agreement dated July 20, 1998 between the Company and Henryk Sulikowski (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.7 Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.8 Investment Management Agreement dated October 22, 1998 between the Company and Pacific Investment Management Company (incorporated herein by reference to Exhibit 10.13 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.9 Investment Management Agreement dated October 22, 1998 between the Company and General Re--New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.10 Agreement dated October 23, 1998 between the Company and Westport Partners (Bermuda), Ltd. (incorporated herein by reference to Exhibit
          10.15 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

  10.11 Investment Management Agreement dated October 22, 1998 between the Company and The Prudential Investment Corporation (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.12 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).
  10.13 Employment Agreement, dated February 2, 1999 between the Company and Peter W. Presperin.
  10.14 Consulting Agreement dated February 1, 1999 between the Company and Michelle L. Boucher.
  10.15 Investment Advisory Service Agreement between the Company and Prudential Securities Corporation.
  21.1    Subsidiaries of Registrant.
  23.1    Consent of Ernst & Young.
  24.1    Powers of Attorney.
  27.1    Financial Data Schedule.

  (b)     Reports on Form 8-K

  None.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to its Annual Report on Form 10-K for the fiscal year ended December 31, 1998 to be signed on its behalf by the undersigned, thereunto duly authorized.

                              SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.


June 17, 1999                 By: /S/ MICHAEL C. FRENCH
                                 ---------------------------------------
                                  Michael C. French
                                  Chief Executive Officer and President

                                 EXHIBIT INDEX

 Exhibit                           Description of Document
                                   -----------------------
Sequential
  Number
 Page No.
 -------

     27.1  Financial Data Schedule.