Form 10-Q
period 1999-06-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 1999-08-10
CIK 1064122

================================================================================

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

[X} Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the quarterly period ended June 30, 1999

[_] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                 For the Transition period from ____ to ______

                        Commission File Number 0-29788

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

            (Exact Name of Registrant as Specified in Its Charter)


         Cayman Islands                                 Not Applicable
 (State or Other Jurisdiction of            (I.R.S. Employer Identification No.)
 Incorporation or Organization)

      P.O. Box 10657 APO
 Grand Pavilion Commercial Centre
       802 West Bay Road
    George Town, Grand Cayman
 Cayman Islands, British West Indies                    Not Applicable
(Address of Principal Executive Offices)                  (Zip Code)

      Registrant's telephone number, including area code: (345) 949-2800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                               ------        ------

As of August 9, 1999, Registrant had 18,576,440 Ordinary Shares outstanding.


================================================================================

                               Table of Contents
PART I
ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets, June 30, 1999
          (Unaudited) and December 31, 1998                                  2

          Condensed Consolidated Statements of Operations--Second
          Quarter and  Six Months Ended June 30, 1999 (Unaudited)
          and the Periods Ended June 30, 1998 (Unaudited)                    3

          Condensed Consolidated Statements of Comprehensive Loss--
          Second Quarter and Six Months Ended June 30, 1999
          (Unaudited) and the Periods Ended June 30, 1998 (Unaudited)        4

          Condensed Consolidated Statements of Shareholders' Equity
          for the Six Months Ended June 30, 1999 (Unaudited) and the
          Period Ended December 31, 1998                                     5

          Condensed Consolidated Statements of Cash Flows for the
          Six Months Ended June 30, 1999 (Unaudited) and the Period
          Ended June 30, 1998 (Unaudited)                                    6

          Condensed Notes to Consolidated Financial Statements
          (Unaudited)                                                        7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                     12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                 16

PART II   OTHER INFORMATION

          ITEM 1.                                                           16

          ITEM 2 through ITEM 6                                             17

          SIGNATURES                                                        18

EXHIBIT INDEX                                                               19

                                    PART I
                             FINANCIAL INFORMATION
                        Item 1:  Financial Statements.
                    Scottish Annuity & Life Holdings, Ltd.
                     Condensed Consolidated Balance Sheets
                       (Stated in United States Dollars)
                                   Unaudited

                                                                                June 30,             December 31,
                                                                                  1999                   1998
                                                                         ------------------------------------------
ASSETS
Fixed Maturity investments                                               $     239,646,439        $   229,756,293
Cash and cash equivalents                                                        3,469,533             18,374,725
Receivables:
    Reinsurance premiums                                                       102,663,907                    -
    Due from investment brokers                                                     36,450              3,060,543
    Insurance administration fees                                                  450,823                    -
    Accrued interest                                                             3,134,347              2,883,009
Deferred acquisition costs                                                       1,774,642                    -
Segregated assets                                                                  463,264                    -
Other assets                                                                       167,373                271,669
Net fixed assets and leasehold improvements                                        552,331                    -
                                                                         ------------------------------------------
                    Total Assets                                         $     352,359,109        $   254,346,239
                                                                         ==========================================

LIABILITIES
Reserves for future policy benefits                                      $     104,027,579        $           -
Segregated liabilities                                                             463,264                    -
Accounts payable and accrued expenses                                              792,640              1,959,160
Due to related party                                                                   -                  326,900
                                                                         ------------------------------------------
                    Total Liabilities                                          105,283,483              2,286,060
                                                                         ------------------------------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
    Issued and fully paid: 18,576,440 ordinary shares
      (18,568,440 ordinary shares 31-Dec-98)                                       185,764                185,684
    Additional paid in capital                                                 252,454,728            252,291,320
Accumulated other comprehensive loss -
    Unrealized depreciation of investments                                      (8,880,299)              (853,146)
Retained Earnings                                                                3,315,433                436,321
                                                                         ------------------------------------------
                    Total shareholders' equity                                 247,075,626            252,060,179
                                                                         ------------------------------------------
                    Total liabilities and shareholders' equity           $     352,359,109        $   254,346,239
                                                                         ==========================================

See notes to the consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                Condensed Consolidated Statements of Operations
                       (Stated in United States Dollars)
                                   Unaudited

                                                    Three Months               Period              Six Months           Period
                                                   ended June 30,          ended June 30,        ended June 30,      ended June 30,
                                                        1999                   1998 *                 1999               1998 *
                                                 ----------------------------------------------------------------------------------
REVENUES
Interest income, net                             $     4,124,756           $     1,501           $   7,446,008       $      1,501
Realized losses on securites, net                       (518,911)                  -                (1,482,825)               -
Variable life fees                                        18,755                   -                    18,755                -
Insurance administration fees                            231,741                   -                   457,526                -
                                                 -----------------------------------------------------------------------------------
       Total revenues                                  3,856,341                 1,501               6,439,464              1,501

EXPENSES
Claims and other policy benefits                         319,666                   -                   319,666                -
Acquisition costs and other
  insurance expenses                                     140,783                   -                   140,783                -
Salaries                                                 666,484                   -                 1,158,955                -
Professional fees                                        158,913                12,772                 369,358             12,772
Administrative expenses                                  356,891                 9,806                 615,135              9,806
Depreciation                                              22,795                   -                    27,633                -
                                                 -----------------------------------------------------------------------------------
       Total expenses                                  1,665,532                22,578               2,631,530             22,578
                                                 -----------------------------------------------------------------------------------
       Net income (loss)                         $     2,190,809           $   (21,077)          $   3,807,934       $    (21,077)
                                                 ===================================================================================

                                                 -----------------------------------------------------------------------------------
       Net operating income (loss)               $     2,709,720           $   (21,077)          $   5,290,759       $    (21,077)
                                                 ===================================================================================
EARNINGS PER SHARE
  Net income (loss)                              $          0.12           $     (0.01)          $        0.21       $      (0.01)
                                                 ===================================================================================
  Operating Earnings (loss)                      $          0.15           $     (0.01)          $        0.28       $      (0.01)
                                                 ===================================================================================

* the period from May 12, 1998 (date of incorporation) to June 30, 1998

See notes to the consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
            Condensed Consolidated Statements of Comprehensive Loss
                       (Stated in United States Dollars)
                                   Unaudited


                                                    Three Months               Period              Six Months           Period
                                                   ended June 30,          ended June 30,        ended June 30,      ended June 30,
                                                        1999                   1998 *                 1999               1998 *
                                                 ----------------------------------------------------------------------------------
Net Income                                       $      2,190,809          $    (21,077)         $    3,807,934      $      (21,077)
                                                 -----------------------------------------------------------------------------------
Other comprehensive income (loss)
    Unrealized depreciation on
    investments:                                                                    -                                           -
       Unrealized holding depreciation
       arising during the period                       (5,822,824)                  -                (9,509,978)                -
       Add: reclassification adjustment
       for losses included in net income                  518,911                   -                 1,482,825                 -
                                                 -----------------------------------------------------------------------------------
    Unrealized depreciation on
       investments                                     (5,303,913)                  -                (8,027,153)                -
                                                 ===================================================================================
Comprehensive loss                               $     (3,113,104)         $    (21,077)         $   (4,219,219)     $      (21,077)
                                                 ===================================================================================

* the period from May 12, 1998 (date of incorporation) to June 30, 1998

See notes to the consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
           Condensed Consolidated Statements of Shareholders' Equity
                       (Stated in United States Dollars)
                                   Unaudited


                                                                                   June 30,           December 31,
                                                                                     1999                  1998
                                                                              --------------------------------------
SHARE CAPITAL:
    Beginning of period                                                       $      185,684         $          -
    Issuance of founder shares                                                           -                   15,000
    Repurchase of shares and issuance of warrants                                        -                  (11,000)
    Sales to direct investors                                                             80                 14,184
    Initial public offering                                                              -                  167,500
                                                                              --------------------------------------
                                                                                     185,764                185,684
                                                                              --------------------------------------
ADDITIONAL PAID IN CAPITAL:
    Beginning of period                                                          252,291,320                    -
    Issuance of founder shares                                                           -                  485,000
    Issuance of Class A warrants                                                         -                  100,000
    Issuance of Class B warrants                                                         -                  302,000
    Repurchase of shares and issuance of warrants                                        -                   11,000
    Sales to direct investors                                                         87,920             19,985,816
    Initial public offering                                                              -              231,407,504
    Issuance of equity options                                                        75,488                    -
                                                                              --------------------------------------
                                                                                 252,454,728            252,291,320
                                                                              --------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
    Beginning of period                                                             (853,146)                   -
    Unrealized depreciation on investments                                        (8,027,153)              (853,146)
                                                                              --------------------------------------
                                                                                  (8,880,299)              (853,146)
                                                                              --------------------------------------
RETAINED EARNINGS:
    Beginning of period                                                              436,321                    -
    Net income                                                                     3,807,934                436,321
    Dividends paid                                                                  (928,822)                   -
                                                                              --------------------------------------
                                                                                   3,315,433                436,321
                                                                              --------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                    $  247,075,626         $  252,060,179
                                                                              ======================================

See notes to the consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                Condensed Consolidated Statements of Cash Flows
                       (Stated in United States Dollars)
                                   Unaudited


                                                                            Six Months              Period
                                                                          ended June 30,         ended June 30,
                                                                               1999                  1998 *
                                                                          --------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                         $     3,807,934        $      (21,077)
Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
    Net realized losses on securities                                           1,482,825                   -
    Non cash salaries and professional fees                                       163,488                   -
    Depreciation                                                                   27,633                   -
    Amortization of deferred acquisition costs                                     24,014                   -
    Net change in policy benefit reserves                                      (1,313,283)                  -
    Changes in assets and liabilities:
       Reinsurance premiums receivable                                       (102,663,907)                  -
       Other receivables                                                        2,321,932                   -
       Deferred acquisition costs                                              (1,798,656)             (968,907)
       Other assets                                                               104,296                (9,309)
       Fixed assets & leasehold improvements                                     (579,964)                  -
       Reserves for future benefit payments                                   105,340,862                   -
       Accounts payable and accrued expenses                                   (1,166,520)              829,976
       Due to related party                                                      (326,900)                  -
                                                                          --------------------------------------
Net cash provided by (used in) operating activities                             5,423,754              (169,317)
                                                                          --------------------------------------
INVESTING ACTIVITIES
Purchase of securities                                                       (470,629,087)                  -
Proceeds on sales of securities                                               451,228,963                   -
                                                                          --------------------------------------
Net cash used in investing activities                                         (19,400,124)                  -
                                                                          --------------------------------------
FINANCING ACTIVITIES
Dividends paid                                                                   (928,822)                  -
Issuance of share capital                                                             -                 500,000
Issuance of Class A warrants                                                          -                 100,000
Issuance of Class B warrants                                                          -                 302,000
                                                                          --------------------------------------
Net cash (used in) provided by financing activities                              (928,822)              902,000
                                                                          --------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (14,905,192)              732,683
Cash and cash equivalents, beginning of period                                 18,374,725                   -
                                                                          --------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  $     3,469,533        $      732,683
                                                                          ======================================

* the period from May 12, 1998 (date of incorporation) to June 30, 1998

  See notes to the consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Notes to Consolidated Financial Statements (Unaudited)
                                 June 30, 1999

1.   Basis of presentation

Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the period are not necessarily indicative of the results to be expected for the entire year.

The comparative consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated financial statements for the period ended December 31, 1998.

For further information, refer to the consolidated financial statements and footnotes thereto included in the Registrant Company and Subsidiaries' annual report on Form 10-K for the period ended December 31, 1998.

We have reclassified some figures from our 1998 financial statements to conform with our 1999 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

Consolidation - We consolidate our results and have eliminated all significant intercompany transactions.

Estimates, risks and uncertainties - The preparation of GAAP financial statements requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, the disclosures of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Our most significant assumptions are for assumed reinsurance liabilities, which are provided by the ceding companies. It is typical for these ceding companies to periodically review and revise these estimates. We also will review and revise these estimates as appropriate. Any adjustments made to these estimates will be reflected in the period the estimates are revised.

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 1999 (continued)

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

Our warrants and options were not deemed to be dilutive as of June 30, 1999 because the strike price of $15 was greater than our market value.


                                       Three Months          Period           Six Months            Period
                                      ended June 30,     ended June 30,     ended June 30,      ended June 30,
                                           1999               1998 *             1999                1998 *
                                    ------------------------------------------------------------------------------
Net income                                 $ 2,190,809         $ (21,077)        $ 3,807,934          $  (21,077)
Weighted average number
   of shares outstanding                    18,576,440          1,500,000          18,574,981          1,500,000
                                    ------------------------------------------------------------------------------
Basic and diluted earnings
   per ordinary share                      $      0.12         $    (0.01)       $       0.21         $    (0.01)
                                    ==============================================================================
                                                       -------------------
Actual shares outstanding at June 30, 1999                     18,576,440
                                                       ===================

* the period from May 12, 1998 (date of incorporation) to June 30, 1998

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 1999 (continued)

3.   Fixed maturities

The amortized cost, gross unrealized appreciation and depreciation, and estimated fair values of our fixed maturity investments are as follows:


                                                                                 June 30, 1999
                                         -------------------------------------------------------------------------------------
                                                                   Gross unrealized      Gross unrealized      Estimated Fair
                                            Amortized Cost           appreciation           depreciation            value
                                         -------------------------------------------------------------------------------------
U.S. treasury securities and
 obligations of U.S. government
 agencies                                $      45,363,526         $         -           $    (2,652,442)      $   42,711,084
U.S. corporate securities                      108,496,101                47,104              (3,649,622)         104,893,583
U.S. mortgage and asset backed
 securities                                     94,667,111                94,503              (2,719,842)          92,041,772
                                         -------------------------------------------------------------------------------------
                                         $     248,526,738         $     141,607         $    (9,021,906)       $ 239,646,439
                                         =====================================================================================

                                                                              December 31, 1998
                                         -------------------------------------------------------------------------------------
                                                                   Gross unrealized      Gross unrealized      Estimated Fair
                                            Amortized Cost           appreciation           depreciation            value
                                         -------------------------------------------------------------------------------------
U.S. treasury securities and
 obligations of U.S. government
 agencies                                $      97,674,991         $         885         $      (633,455)       $  97,042,421
U.S. corporate securities                       94,795,887               106,205                (256,060)          94,646,032
U.S. mortgage and asset backed
 securities                                     38,138,561                20,102                 (90,823)          38,067,840
                                         -------------------------------------------------------------------------------------
                                         $     230,609,439         $     127,192         $      (980,338)       $ 229,756,293
                                         =====================================================================================

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 1999 (continued)

3.  Fixed maturities (continued)

The contractual maturities of the fixed maturities are as follows. Actual maturities may differ as a result of calls and prepayments.


                                                                  June 30, 1999
                                                        ------------------------------------
                                                          Amortized         Estimated fair
                                                            cost                value
                                                        ------------------------------------
Due in one year or less                                 $  12,766,199          $ 12,757,370
Due in one year through five years                         68,287,062            66,187,350
Due in five years through ten years                        46,071,723            44,040,142
Due after ten years                                        26,734,644            24,619,805
                                                        ------------------------------------
                                                          153,859,628           147,604,667
Mortgage and asset backed securities                       94,667,111            92,041,772
                                                        ------------------------------------
                                                        $ 248,526,739         $ 239,646,439
                                                        ====================================
                                                                 December 31, 1998
                                                        ------------------------------------
                                                          Amortized         Estimated fair
                                                            cost                value
                                                        ------------------------------------
Due in one year or less                                 $  56,736,454         $  56,737,338
Due in one year through five years                         74,431,349            73,728,443
Due in five years through ten years                        32,165,658            31,636,454
Due after ten years                                        29,137,417            29,586,218
                                                        ------------------------------------
                                                          192,470,878           191,688,453
Mortgage and asset backed securities                       38,138,561            38,067,840
                                                        ------------------------------------
                                                        $ 230,609,439         $ 229,756,293
                                                        ====================================

Proceeds from sales of securities during the six months ended June 30, 1999 were $451,228,963. Gross gains of $232,226 and gross losses of $1,715,051 were realized on those sales.

4.  Taxation

There is presently no taxation imposed on income or capital gains by the Government of the Cayman Islands. If any taxation were to be enacted, we and Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), our wholly owned subsidiary, have been granted exemptions therefrom until 2018. We operate in a manner such that we will owe no

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Notes to Consolidated Financial Statements (Unaudited)
                           June 30, 1999 (continued)

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

Item 2: Management's Discussion and Analysis of Financial Condition and Results of Operations.

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

Results of operations

     The following table summarizes our operating earnings for the second quarter and year-to-date. Operating earnings, which excludes realized investment gains (losses) is a common measure used in the insurance industry.


                                          Three Months             Period              Six Months              Period
                                         ended June 30,        ended June 30,        ended June 30,        ended June 30,
                                              1999                 1998 *                 1999                 1998 *
                                         ----------------------------------------------------------------------------------
REVENUES
Interest income, net                     $    4,124,756        $        1,501        $    7,446,008        $        1,501
Variable life fees                               18,755                   -                  18,755                   -
Insurance administration fee                    231,741                   -                 457,526                   -
                                         ----------------------------------------------------------------------------------
     Total revenues                           4,375,252                 1,501             7,922,289                 1,501
                                         ----------------------------------------------------------------------------------

EXPENSES
Claims and policy benefits                      319,666                   -                 319,666                   -
Acquisition costs and other
   insurance expenses                           140,783                   -                 140,783                   -
Salaries and benefits                           666,484                   -               1,158,955                   -
Professional fees                               158,913                12,772               369,358                12,772
Administrative expenses                         379,686                 9,806               642,768                 9,806
                                         ----------------------------------------------------------------------------------
     Total expenses                           1,665,532                22,578             2,631,530                22,578
                                         ==================================================================================
     Operating earnings (loss)           $    2,709,720        $      (21,077)       $    5,290,759        $      (21,077)
                                         ==================================================================================

Operating Earnings (loss) per
ordinary share                           $         0.15        $        (0.01)       $         0.28        $        (0.01)
                                         ==================================================================================

* the period from May 12, 1998 (date of incorporation) to June 30, 1998

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

Overview

     Our operating earnings of $2,709,720 or $0.15 per share were driven by revenues from our investment portfolio and insurance administration fees. Comparisons to the prior period are not meaningful because we did not begin operations until November of 1998 in conjunction with our IPO.

Investments

     Our investment portfolio is now managed by two professional investment managers, Gen Re - New England Asset Management, Inc and Prudential Investment Corporation. During the second quarter we realigned our investment portfolio. This change was taken to increase the net yield of our portfolio. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At June 30, 1999, the portfolio had an average quality rating of AA, an average duration of 4.68 years and an average book yield of 6.06% this compares with AA, 4.73 years and 5.80% respectively at March 31, 1999. The average yield has improved from March because we moved out of governments and cash, and into corporates. A realized loss of $518,911 and net unrealized depreciation of $5,303,913 was recognized on investments during the period. The realized loss occurred as a result of the realignment. The unrealized depreciation was the result of interest rates increasing from March 31,1999.

Insurance operations

     Our business consists of two lines of business, variable life insurance and life and annuity reinsurance. Our second quarter results reflected revenues from both of these lines of business. The insurance administration business, which is part of the variable life insurance line, consists of a variety of insurance administration, accounting and other services provided to The Scottish Annuity Company (Cayman) Ltd.

     During the second quarter we wrote our first variable life insurance contracts and our first reinsurance treaty. The variable life contracts have face policy values of $15 million.

     The reinsurance treaty was a coinsurance transaction involving group long-term disability claims for which we have established a reserve for policyholder benefits of approximately $104 million. This transaction involves a closed block of existing claims which were in effect as of June 1, 1999. The block consists of approximately 1,500 claimants who are receiving disability income payments. No additional claimants may be added. Further, our liability is limited to income benefit payments only and does not include any health, medical or other types of payments.

Outlook

     Our variable life insurance product offers a unique feature, independent investment management, which we believe will differentiate us in the market. Our reinsurance focus is on the annuity business although we will consider life reinsurance.


     During the second quarter we continued to review a number of variable life and reinsurance transactions. We expect to write some of these during the third and fourth quarters. On the reinsurance side we continued to review several opportunities. On July 12, 1999, we

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

announced the execution of a definitive agreement to reinsure up to $400 million of group funding agreement business. This transaction will consist of four tranches each at $100 million. Each tranche is subject to final approval by both parties. We closed on the first tranche in the third quarter, with the transfer of $100 million in reserves during July. We expect to receive the second $100 million reserve installment on August 12, 1999. In addition, we announced our intention to acquire the U.S. based reinsurer, Harbourton Reassurance, Inc.
This transaction will provide us with a United States platform to write insurance business. Harbourton is licensed in 14 states and the District of Columbia, and is an authorized reinsurer in 38 states. At March 31, 1999, Harbourton's principal assets were four blocks of deferred annuities with aggregate reserves of approximately $90 million. Harbourton had total statutory assets of approximately $136 million and statutory capital of approximately $38 million at March 31, 1999. The transaction, which is expected to close prior to year-end, is subject to regulatory approvals and other customary conditions.

Capital Resources and Liquidity

     At June 30, 1999, total capitalization was $247,075,626. We currently have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit, which may be required in the ordinary course of our reinsurance business.

     During the quarter we paid dividends of $928,822, or $0.05 per share. At our July 28, 1999 Board of Directors meeting, a stockholder dividend of $0.05 per ordinary share was declared on the shares outstanding as of the record date of September 6, 1999 to be paid on September 22, 1999.

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

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

     We rely significantly on a number of third party service providers, such as General Re and Prudential Investment, each of whom confirmed to us, or is in the process of confirming, that they are Year 2000 compliant. We also intend to require that any new service providers be or become Year 2000 compliant in a timely manner. There can be no assurance, however, that our operations will not experience disruptions due to the failure of third parties, including reinsurance counter parties, to become fully Year 2000 compliant in a timely manner or that a failure will not otherwise have an adverse effect on our business, results of operations or financial condition. In the event our plans with respect to Year 2000 readiness fail to protect our operations from disruptions or its business, results of operations or financial condition from adverse effect, we have no contingency plan other than the replacement of existing third party service providers which are not Year 2000 compliant with comparable third party service providers who are Year 2000 compliant. We may also have an exposure to Year 2000 issues from reinsurance business.

Changes in Accounting Standards

     The Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires adoption no later than fiscal quarters or fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. We have not yet completed our evaluation of the effect this standard will have on us.

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

Risk Factors of Investing in Our Ordinary Shares

     Investing in our Ordinary Shares involves a high degree of risk. Prior to investing in the Ordinary Shares, potential investors should consider carefully the risk factors set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission, in addition to the other information set forth in this Form 10-Q.

Item 3:    Quantitative and Qualitative Disclosures About Market Risk.

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

Item 1:  Legal Proceedings.

     The Company is not currently involved in any litigation or arbitration.

Item 2.  Changes in Securities and Use of Proceeds.

     Not applicable.

Item 3.  Default Upon Senior Securities.

     Not applicable.

Item 4:  Submission of Matters to a Vote of Securities Holders.

     Scottish Holdings did not submit any matter to a vote of securities holders during the second quarter of 1999.

Item 5:  Other Information.

     Not applicable.

Item 6:  Exhibits and Reports on Form 8-K.

          (a)  Exhibits.

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

  EXHIBIT
   NUMBER                      DESCRIPTION OF DOCUMENT
  -------                      -----------------------

   27.1                        Financial Data Schedule

          (b)  Reports on Form 8-K.

     On June 16, 1999, the Company filed a Current Report on Form 8-K reporting matters under Items 5 and 7 thereof.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: August 9, 1999            By:    /s/  Michael C. French
                                   ------------------------------------------
                                   Michael C. French
                                   Chief Executive Officer and President


Date: August 9, 1999            By:    /s/  Peter W. Presperin
                                   ------------------------------------------
                                   Peter W. Presperin
                                   Senior Vice President-Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX




  EXHIBIT
 SEQUENTIAL
   NUMBER
  PAGE NO.                      DESCRIPTION OF DOCUMENT
  --------                      -----------------------

   27.1                         Financial Data Schedule