Form 10-Q
period 1999-09-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 1999-11-15
CIK 1064122

--------------------------------------------------------------------------------

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 1999

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

As of November 12, 1999, Registrant had 16,046,740 Ordinary Shares outstanding.

================================================================================

                               Table of Contents
PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets, September 30, 1999
          (Unaudited) and December 31, 1998 (note 1)                           2

          Condensed Consolidated Statements of Operations - Three
          and  Nine Months Ended September 30, 1999 (Unaudited),
          Three Months Ended and the Period Ended September 30,
          1998 (Unaudited)                                                     3

          Condensed Consolidated Statements of Comprehensive Income
          (Loss) Three and Nine Months Ended September 30, 1999
          (Unaudited), Three Months Ended and the Period Ended
          September 30, 1998 (Unaudited)                                       4

          Condensed Consolidated Statements of Shareholders' Equity
          for the Nine Months Ended September 30, 1999 (Unaudited)
          and the Period Ended September 30, 1998 (Unaudited)                  5

          Condensed Consolidated Statements of Cash Flows for the
          Nine Months Ended September 30, 1999 (Unaudited) and the
          Period Ended September 30, 1998 (Unaudited)                          6

          Notes to Condensed  Consolidated Financial Statements
          (Unaudited)                                                          7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                       13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES
          ABOUT MARKET RISK                                                   17

PART II   OTHER INFORMATION

          ITEM 1.                                                             17

          ITEM 2 through ITEM 5                                               18

          ITEM 6                                                              19

          SIGNATURES                                                          20

EXHIBIT INDEX                                                                 21

                                    PART I
                             FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                    Scottish Annuity & Life Holdings, Ltd.
                     Condensed Consolidated Balance Sheets
                       (Stated in United States Dollars)


                                                                          September 30,
                                                                               1999              December 31, 1998
                                                                           (unaudited)                (note 1)
                                                                        ------------------------------------------
ASSETS
Fixed maturity investments                                                $441,646,362               $178,520,719
Cash and cash equivalents                                                   60,102,596                 69,610,299
Receivables:
    Reinsurance premiums                                                    13,690,867                          -
    Due from investment brokers                                                      -                  3,060,543
    Insurance administration fees                                              240,940                          -
    Accrued interest                                                         3,662,376                  2,883,009
Deferred acquisition costs                                                   2,162,459                          -
Segregated assets                                                              458,634                          -
Other assets                                                                    82,272                    271,669
Net fixed assets and leasehold improvements                                    821,311                          -
                                                                        ------------------------------------------
         Total assets                                                     $522,867,817               $254,346,239
                                                                        ==========================================

LIABILITIES
Reserves for future policy benefits                                       $283,215,197               $          -
Segregated liabilities                                                         458,634                          -
Accounts payable and accrued expenses                                        6,963,962                  1,959,160
Due to related party                                                                 -                    326,900
                                                                        ------------------------------------------
         Total liabilities                                                 290,637,793                  2,286,060
                                                                        ------------------------------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
    Issued and fully paid: 17,088,640 ordinary shares
      (18,568,440 ordinary shares 31-Dec-98)                                   170,886                    185,684
    Additional paid in capital                                             237,617,984                252,291,320
Accumulated other comprehensive loss -
    Unrealized depreciation on investments                                 (10,210,558)                  (853,146)
Retained earnings                                                            4,651,712                    436,321
                                                                        ------------------------------------------
         Total shareholders' equity                                        232,230,024                252,060,179
                                                                        ------------------------------------------
         Total liabilities and shareholders' equity                       $522,867,817               $254,346,239
                                                                        ==========================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                Condensed Consolidated Statements of Operations
                       (Stated in United States Dollars)
                                   Unaudited

                                                 Three Months         Three Months          Nine Months            Period
                                                ended September      ended September      ended September      ended September
                                                   30, 1999             30, 1998             30, 1999             30, 1998 *
                                               --------------------------------------------------------------------------------
REVENUES
Investment income, net                            $ 7,145,693          $   4,349            $14,591,701          $     5,850
Realized losses on securities, net                 (1,014,444)                 -             (2,497,268)                   -
Insurance administration and
  variable life fees                                  267,999                  -                744,279                    -
                                               --------------------------------------------------------------------------------
        Total revenues                              6,399,248              4,349             12,838,712                5,850

EXPENSES
Claims and other policy benefits                    2,660,664                  -              2,980,330                    -
Acquisition costs and other
  insurance expenses                                  713,958                  -              2,002,899                    -
Operating expenses                                    759,525             98,153              1,782,448              120,731
                                               --------------------------------------------------------------------------------
        Total expenses                              4,134,147             98,153              6,765,677              120,731
                                               --------------------------------------------------------------------------------
        Net income (loss)                         $ 2,265,101          $ (93,804)           $ 6,073,035          $  (114,881)
                                               ================================================================================
        Net operating earnings (loss)             $ 3,279,545          $ (93,804)           $ 8,570,303          $  (114,881)
                                               ================================================================================

EARNINGS PER SHARE
  Net income (loss)                               $      0.12          $  (0.06)            $      0.33          $    (0.08)
                                               ================================================================================
  Net operating earnings (loss)                   $      0.18          $  (0.06)            $      0.46          $    (0.08)
                                               ================================================================================

*period from May 12, 1998 (date of incorporation) to September 30, 1998

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Consolidated Statements of Comprehensive Income (Loss)
                       (Stated in United States Dollars)
                                   Unaudited

                                                 Three Months         Three Months          Nine Months            Period
                                                ended September      ended September      ended September      ended September
                                                   30, 1999             30, 1998             30, 1999             30, 1998 *
                                               --------------------------------------------------------------------------------
Net income (loss)                                 $ 2,265,101            $ (93,804)       $  6,073,035         $  (114,881)
                                               --------------------------------------------------------------------------------
Other comprehensive loss
    Unrealized
    depreciation on
    investments:
         Unrealized holding depreciation
         arising during the period                (2,344,704)                   -         (11,854,680)                  -
         Add: reclassification adjustment
         for losses included in net income         1,014,444                    -           2,497,268                   -
                                               --------------------------------------------------------------------------------
    Unrealized depreciation on
    investments                                   (1,330,260)                   -          (9,357,412)                  -
                                               --------------------------------------------------------------------------------
Comprehensive income (loss)                      $   934,841            $ (93,804)       $ (3,284,377)        $  (114,881)
                                               ================================================================================

* the period from May 12, 1998 (date of incorporation) to September 30, 1998

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
           Condensed Consolidated Statements of Shareholders' Equity
                       (Stated in United States Dollars)
                                   Unaudited

                                                                           Nine Months             Period
                                                                         ended September       ended September
                                                                            30, 1999              30, 1998 *
                                                                     -------------------------------------------
SHARE CAPITAL:
    Beginning of period                                                    $    185,684          $         -
    Issuance of founder shares                                                        -               15,000
    Repurchase of shares                                                        (14,878)                   -
    Sales to direct investors                                                        80                    -
                                                                     -------------------------------------------
                                                                                170,886               15,000
                                                                     -------------------------------------------
ADDITIONAL PAID-IN CAPITAL:
    Beginning of period                                                    252,291,320                    -
    Issuance of founder shares                                                       -              485,000
    Issuance of Class A warrants                                                     -              100,000
    Issuance of Class B warrants                                                     -              302,000
    Repurchase of shares                                                   (14,863,492)                   -
    Sales to direct investors                                                   87,920                    -
    Issuance of equity options                                                 102,236                    -
                                                                     -------------------------------------------
                                                                           237,617,984              887,000
                                                                     -------------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
    Beginning of period                                                       (853,146)                   -
    Unrealized depreciation on investments                                  (9,357,412)                   -
                                                                     -------------------------------------------
                                                                           (10,210,558)                   -
                                                                     -------------------------------------------
RETAINED EARNINGS:
    Beginning of period                                                        436,321                    -
    Net income                                                               6,073,035             (114,881)
    Dividends paid                                                          (1,857,644)                   -
                                                                     -------------------------------------------
                                                                             4,651,712             (114,881)
                                                                     -------------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                $232,230,024          $   787,119
                                                                     ===========================================

* the period from May 12, 1998 (date of incorporation) to September 30, 1998

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                Condensed Consolidated Statements of Cash Flow
                       (Stated in United States Dollars)
                                   Unaudited

                                                                                      Nine Months                  Period
                                                                                  ended September 30,        ended September 30,
                                                                                         1999                      1998 *
                                                                                --------------------------------------------------
OPERATING ACTIVITIES
Net income (loss)                                                                   $   6,073,035              $ (114,881)
Adjustments to reconcile net income (loss) to net cash
    provided by operating activities:
    Net realized losses on securities                                                   2,497,268                        -
    Non cash salaries and professional fees                                               102,236                        -
    Depreciation                                                                           54,679                        -
    Amortization of deferred acquisition costs                                             74,197                        -
    Net change in policy benefit reserves                                              (5,725,594)                       -
    Changes in assets and liabilities:                                                                                   -
         Reinsurance premiums receivable                                              (13,690,867)                       -
         Other receivables                                                              2,040,236                        -
         Deferred acquisition costs                                                    (2,236,656)                       -
         Other assets                                                                     189,397                 (158,593)
         Reserves for future benefit payments                                         288,940,791                        -
         Accounts payable and accrued expenses                                          5,004,802                  975,417
         Due to related party                                                            (326,900)                 168,783
                                                                                --------------------------------------------------
Net cash provided by operating activities                                             282,996,624                  870,726
                                                                                --------------------------------------------------

INVESTING ACTIVITIES
Purchase of securities                                                               (588,858,254)                       -
Proceeds on sales of securities                                                       313,877,931                        -
Purchase of fixed assets & leasehold improvements                                        (875,990)              (1,461,553)
                                                                                --------------------------------------------------
Net cash used in investing activities                                                (275,856,313)              (1,461,553)
                                                                                --------------------------------------------------

FINANCING ACTIVITIES
Net proceeds from sale of company stock                                                    88,000                        -
Net cost of repurchase of company stock                                               (14,878,370)                       -
Dividends paid                                                                         (1,857,644)                       -
Issuance of share capital                                                                       -                  500,000
Issuance of Class A warrants                                                                    -                  100,000
Issuance of Class B warrants                                                                    -                  302,000
                                                                                --------------------------------------------------
Net cash (used in) provided by financing activities                                   (16,648,014)                 902,000
                                                                                --------------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (9,507,703)                 311,173
Cash and cash equivalents, beginning of period                                         69,610,299                        -
                                                                                --------------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $  60,102,596              $   311,173
                                                                                ==================================================

* the period from May 12, 1998 (date of incorporation) to September 30, 1998

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                              September 30, 1999

1.   Basis of presentation

Accounting Principles The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the period are not necessarily indicative of the results to be expected for the entire year.

The comparative consolidated balance sheet as of December 31, 1998 has been derived from the audited consolidated financial statements for the period ended December 31, 1998.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 1998.

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

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                        September 30, 1999 (continued)

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

Our warrants and options were not deemed to be dilutive as of September 30, 1999 because the strike price of $15 was greater than our market value.


                                        Three Months            Three Months             Nine Months                 Period
                                      ended September         ended September          ended September          ended September
                                         30, 1999                30, 1998                 30, 1999                 30, 1998*
                                 --------------------------------------------------------------------------------------------------
Net income (loss)                       $ 2,265,101             $   (93,804)             $ 6,073,035              $ (114,881)

Operating earnings (loss)               $ 3,279,545             $   (93,804)             $ 8,570,303              $ (114,881)

Weighted average number                  18,315,351               1,500,000               18,487,487               1,500,000
   of shares outstanding

Basic and diluted net income            $      0.12             $    (0.06)              $      0.33              $   (0.08)
   (loss) per ordinary share

Basic and diluted net operating         $      0.18             $    (0.06)              $      0.46              $   (0.08)
  earnings (loss) per ordinary
  share

Actual shares outstanding at September 30, 1999                 17,088,640
                                                             ===============


* the period from May 12, 1998 (date of incorporation) to September 30, 1998

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                        September 30, 1999 (continued)

3.   Fixed maturities

The amortized cost, gross unrealized appreciation and depreciation, and estimated fair values of our fixed maturity investments are as follows:

                                                                           September 30, 1999
                                      ---------------------------------------------------------------------------------------------
                                                                Gross Unrealized      Gross Unrealized      Estimated Fair
                                            Amortized Cost        Appreciation          Depreciation            Value
                                      ---------------------------------------------------------------------------------------------
U.S. treasury securities and
  obligations of U.S. government
  agencies                                  $ 15,192,517            $      -             $ (1,520,516)       $ 13,672,001
U.S. corporate securities                    131,898,637              75,775                (5,171,401)       126,803,011
Mortgage and asset backed
  securities                                 304,765,766             328,178                (3,922,594)       301,171,350
                                      ---------------------------------------------------------------------------------------------
                                            $451,856,920            $403,953             $(10,614,511)       $441,646,362
                                      =============================================================================================

                                                                           December 31, 1998
                                      ---------------------------------------------------------------------------------------------
                                                                Gross Unrealized      Gross Unrealized      Estimated Fair
                                            Amortized Cost        Appreciation          Depreciation            Value
                                      ---------------------------------------------------------------------------------------------
U.S. treasury securities and
  obligations of U.S. government
  agencies                                  $ 77,060,078            $    885             $   (632,945)       $ 76,428,018
U.S. corporate securities                     64,174,716             106,203                  (256,058)        64,024,861
Mortgage and asset backed
  securities                                  38,139,071              23,992                   (95,223)        38,067,840
                                      ---------------------------------------------------------------------------------------------
                                            $179,373,865            $131,080             $   (984,226)       $178,520,719
                                      =============================================================================================

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                        September 30, 1999 (continued)

3.   Fixed maturities (continued)

The contractual maturities of the fixed maturities are as follows. Actual maturities may differ as a result of calls and prepayments.

                                                   September 30, 1999
                                          --------------------------------------
                                                Amortized       Estimated Fair
                                                  Cost               Value

                                          --------------------------------------

     Due in one year or less                   $  5,454,557       $  5,446,960
     Due in one year through five years          48,846,701         47,672,869
     Due in five years through ten years         67,177,542         64,359,096
     Due after ten years                         25,612,354         22,996,087
                                          --------------------------------------

                                                147,091,154        140,475,012
     Mortgage and asset backed securities       304,765,766        301,171,350
                                          --------------------------------------
                                               $451,856,920       $441,646,362
                                          ======================================



                                                   December 31, 1998
                                          --------------------------------------
                                                Amortized       Estimated Fair
                                                  Cost               Value

                                          --------------------------------------

     Due in one year or less                   $  2,500,000       $  2,500,000
     Due in one year through five years          77,113,324         76,730,208
     Due in five years through ten years         30,084,831         30,049,753
     Due after ten years                         31,536,639         31,172,918
                                          --------------------------------------

                                                141,234,794        140,452,879
     Mortgage and asset backed securities        38,139,071         38,067,840
                                          --------------------------------------
                                               $179,373,865       $178,520,719
                                          ======================================

Proceeds from sales of securities during the nine months ended September 30, 1999 were $313,877,931. Gross gains of $601,995 and gross losses of $3,099,263 were realized on those sales.

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                        September 30, 1999 (continued)

4.   Taxation

There is presently no taxation imposed on income or capital gains by the Government of the Cayman Islands. If any taxation were to be enacted, we and Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), our wholly owned subsidiary, have been granted exemptions therefrom until 2018. We operate in a manner such that we will owe no United States tax other than premium excise taxes, withholding taxes on certain investment income, and corporate income tax in relation to the operations of Harbourton Reassurance, Inc. ("Harbourton") a U.S. based company we acquired subsequent to September 30, 1999.

5.   Statutory requirements and dividend restrictions

Under The Insurance Law of the Cayman Islands (1999 Revision), Scottish Insurance must maintain a minimum net capital worth of $240,000.

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

6.   Subsequent events

On October 15, 1999 we acquired Harbourton, a U.S. based reinsurer, for a purchase price of $25,183,372 in cash. This transaction will provide us with a United States platform to write insurance business. Harbourton is licensed in 15 states and the District of Columbia, and is an authorized reinsurer in 24 states. At September 30, 1999, Harbourton had unaudited revenues of $4.8 million for the nine months then ended and total assets of $115.8 million.

This acquisition will be accounted for using the purchase method of accounting. We are currently in the process of preparing the purchase price allocation and determining the useful lives of the assets acquired. The following are our unaudited pro forma results for the nine months ended September 30, 1999 and the period from incorporation (May 12, 1998) to September 30, 1998 assuming the acquisition occurred on May 12, 1998.

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                        September 30, 1999 (continued)
6.   Subsequent events (continued)

                                             Nine Months                Period
                                         ended September 30,      ended September 30,
                                                 1999                    1998
                                      ------------------------------------------------
     Total revenue                            16,581,260               3,715,024
     Net income (loss)                         3,970,508                (362,075)
     Net operating earnings (loss)             7,394,666                (489,177)
     Earnings per share
       Net income (loss)                            0.21                   (0.24)
       Net operating earnings (loss)                0.40                   (0.33)

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisition been effective on May 12, 1998, or of future results of operations.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Scottish Annuity & Life Holdings, Ltd. is an insurance holding company.
Our principal asset is Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"). We were formed on May 12, 1998, and Scottish Insurance was formed on June 8, 1998, under the laws of the Cayman Islands. We commenced our insurance operations on November 30, 1998, immediately following our initial public offering.


Results of operations

     The following table summarizes our operating earnings for the current year's third quarter and year-to-date and prior year's comparative periods. Operating earnings, which excludes realized investment gains (losses) is a common measure used in the insurance industry.

                                           Three Months             Three Months             Nine Months                Period
                                          ended September          ended September         ended September          ended September
                                             30, 1999                 30, 1998                30, 1999                 30, 1998 *
                                         -------------------------------------------------------------------------------------------
REVENUES
Investment income, net                      $7,145,693               $   4,349               $14,591,701              $     5,850
Insurance administration and
  variable life fees                           267,999                       -                   744,279                        -
                                         -------------------------------------------------------------------------------------------
        Total revenues                       7,413,692                   4,349                15,335,980                    5,850

EXPENSES
Claims and other policy benefits             2,660,664                       -                 2,980,330                        -
Acquisition costs and other
  insurance expenses                           713,958                       -                 2,002,899                        -
Operating expenses                             759,525                  98,153                 1,782,448                  120,731
                                         -------------------------------------------------------------------------------------------
        Total expenses                       4,134,147                  98,153                 6,765,677                  120,731
                                         -------------------------------------------------------------------------------------------
        Net operating earnings (loss)       $3,279,545               $ (93,804)              $ 8,570,303              $  (114,881)
                                         ===========================================================================================

EARNINGS PER SHARE
                                         -------------------------------------------------------------------------------------------
  Net operating earnings (loss)                  $0.18                 $(0.06)                     $0.46                  $(0.08)
                                         ===========================================================================================

* the period from May 12, 1998 (date of incorporation) to September 30, 1998

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

Overview

     Our operating earnings for the quarter of $3,279,545 or $0.18 per share were driven by revenues from our investment portfolio, reinsurance operations, and insurance administration fees. Comparisons to the prior period are not meaningful because we did not begin operations until November of 1998 in conjunction with our IPO.

Investments

     Our investment portfolio is managed by two professional investment managers, Gen Re - New England Asset Management, Inc and Prudential Investment Corporation. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At September 30, 1999, the portfolio had an average quality rating of AA+, an average duration of 2.75 years and an average book yield of 6.33%. This compares with AA, 4.68 years and 6.06% respectively at June 30, 1999. Our fixed maturity portfolio more than doubled to $441 million as a result of the reinsurance business. The duration was reduced because of our liquidity needs, which were, the acquisition of Harbourton Reassurance, Inc. ("Harbourton") and the stock buy back. A realized loss of $1,014,444 and net unrealized depreciation of $1,330,260 were recognized on investments during the quarter. The realized loss occurred as a result of the realignment of the investment portfolio. The unrealized depreciation was the result of interest rates increasing from June 30, 1999.

Insurance Operations

     Our business consists of two lines of business, variable life insurance and life and annuity reinsurance. Our results reflected revenues from both of these lines of business. The insurance administration business, which is part of the variable life insurance line, consists of a variety of insurance administration, accounting and other services provided to Scottish Annuity Company (Cayman) Ltd.

     During the third quarter there was no additional activity in our variable life insurance line of business.

     During the third quarter we entered into a reinsurance agreement to reinsure up to $400 million of group funding agreement business. This transaction was structured so that reserves would be transferred in four separate $100 million tranches. Additionally, closing each tranch is subject to final approval by both parties. We closed on the two first tranches in July and August. Subsequently, in mutual agreement with the ceding company, we elected to delay taking down the third and fourth tranches. This decision does not reflect the quality of the reinsured business, but rather came as a result of adverse conditions in the overall market that were outside our control and that of the ceding company. If market conditions continue to stabilize, we may consider taking down the final two tranches.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

Outlook

     We have continued to develop the variable life distribution system by building relationships with independent insurance brokers. We have had significant interest from the brokerage community and are excited about the prospects.

     We are currently evaluating several reinsurance transactions, which we expect to close in the fourth quarter. In addition, on October 15, 1999 we closed our acquisition of Harbourton. Harbourton will provide us with a United States platform to write reinsurance business. It should be noted that, in our opinion, the Harbourton losses reflected in the pro forma information in footnote 6 are non-recurring in nature. Harbourton is licensed in 15 states and the District of Columbia and is an authorized reinsurer in 24 states.

Capital Resources and Liquidity

     At September 30, 1999, total capitalization was $232,230,024. We have recently completed a $25 million stock repurchase program. Through September 30, 1999 we had repurchased 1,487,800 shares for $14,878,370; to date we have repurchased 2,529,700 shares for $24,999,232. On October 15, 1999 we completed our acquisition of Harbourton for $25,183,372. We have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit or lines of credit, which may be required in the ordinary course of our reinsurance business.

     During the quarter we paid the second quarter dividend of $928,822. At our October 27, 1999 Board of Directors meeting, a stockholder dividend of $0.05 per ordinary share was declared on the shares outstanding as of the record date of December 6, 1999 to be paid on December 22, 1999.

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

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

     We rely significantly on a number of third party service providers, such as General Re and Prudential Investment, each of whom confirmed to us, or is in the process of confirming, that they are Year 2000 compliant. We also intend to require that any new service providers be or become Year 2000 compliant in a timely manner. There can be no assurance, however, that our operations will not experience disruptions due to the failure of third parties, including reinsurance counter parties, to become fully Year 2000 compliant in a timely manner or that a failure will not otherwise have an adverse effect on our business, results of operations or financial condition. In the event that our plans with respect to Year 2000 readiness fail to protect our operations from disruptions or its business, results of operations or financial condition from adverse effect, we have no contingency plan other than the replacement of existing third party service providers which are not Year 2000 compliant with comparable third party service providers who are Year 2000 compliant. We may also have an exposure to Year 2000 issues from reinsurance business.

Changes in Accounting Standards

     The Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities," was issued in June 1998 and requires adoption no later than fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. We have not yet completed our evaluation of the effect this standard will have on us.

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

Item 4.   Submission of Matters to a Vote of Securities Holders.

     The 1999 Annual Meeting of Shareholders of the Company was held on July 28, 1999. The following items of business were presented to the shareholders of the Company (the "Shareholders"):

                             Election of Directors

     The three directors were elected as proposed in the Proxy Statement dated June 21, 1999 under the caption titled "Proposal for Election of Directors" as follows:

                                                                         Total Vote              Total Vote
                                                                            For                 Withheld From
Name                                                                   Each Director            Each Director
----                                                                   -------------            -------------
Bill Caulfeild-Browne............................................        15,469,140                 11,790
Robert M. Chmely.................................................        15,466,640                 14,290
David Matthews...................................................        15,466,140                 14,790

                     Ratification of Independent Auditors

     The selection by the Board of Directors, upon the recommendation of the Audit Committee, of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 1999 was ratified by the Shareholders by a vote of 15,472,830 for ratification, 4,500 against, and 3,600 abstaining.

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

               Not applicable

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: November 12, 1999           By:   /s/  Michael C. French
                                     -----------------------------------
                                     Michael C. French
                                     Chief Executive Officer and President


Date: November 12, 1999           By:   /s/  Peter W. Presperin
                                     -----------------------------------
                                     Peter W. Presperin
                                     Senior Vice President-Chief Financial
                                     Officer and Secretary (Principal Financial
                                     Officer and Principal Accounting Officer)

                                 EXHIBIT INDEX


     EXHIBIT
SEQUENTIAL NUMBER
    PAGE NO.                           DESCRIPTION OF DOCUMENT
    --------                           -----------------------
      27.1                             Financial Data Schedule