Form 10-K
period 1999-12-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2000-04-03
CIK 1064122

================================================================================

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

                  For the fiscal year ended December 31, 1999

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 24, 2000 was $122,356,393.00

As of March 24, 2000, Registrant had 16,046,740 Ordinary Shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE.


  List hereunder the following documents if incorporated by reference and the Part of the Form 10-K (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or
(c) under the Securities Act of 1933. The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1980).

  Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2000 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the close of the registrant's fiscal year ended December 31, 1999.

_____________________

_____________________

                               Table of Contents

PART I...........................................................................................  1
 Item 1:   BUSINESS..............................................................................  1
 Item 2:   PROPERTY..............................................................................  5
 Item 3:   LEGAL PROCEEDINGS.....................................................................  5
 Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.................................  5
PART II..........................................................................................  6
 Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS.................  6
 Item 6:   SELECTED FINANCIAL DATA...............................................................  6
 Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.  6
 Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................ 14
 Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA........................................... 14
 Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.. 14
PART III......................................................................................... 15
 Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.................................... 15
 Item 11:  EXECUTIVE COMPENSATION................................................................ 15
 Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT........................ 15
 Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................ 15
PART IV.......................................................................................... 16
 Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K...................... 16
           Consolidated Financial Statements..................................................... 17
           Report Of Management.................................................................. 18
           Report of Independent Auditors........................................................ 19
           Consolidated Balance Sheets........................................................... 20
           Consolidated Statements of Income..................................................... 21
           Consolidated Statements of Comprehensive Loss......................................... 22
           Consolidated Statements of Shareholders' Equity....................................... 23
           Consolidated Statements of Cash Flows................................................. 24
           Notes to Consolidated Financial Statements............................................ 25
Exhibit Index.................................................................................... 40

                                     PART I

Item 1:  BUSINESS

General
--------

Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "us", "our", or "the Company") completed its initial public offering ("IPO") on November 30, 1998. Scottish Holdings, and its wholly owned subsidiary, Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance") were formed in 1998 as offshore companies principally to provide reinsurance of life and annuity products and to issue customized variable life insurance products to high net worth individuals and families. The Scottish Annuity Company (Cayman) Ltd. ("Scottish Annuity") , a Cayman Islands insurance company providing customized variable annuity products to high net worth individuals and families, was acquired by Scottish Holdings during 1999. Harbourton Reassurance, Inc. ("Harbourton"), a Delaware insurance company which is licensed in 15 states and admitted as a reinsurer in an additional 8 states, was also acquired during 1999 to provide us with a U.S. based platform to provide reinsurance products. We are in the process of changing Harbourton's name to Scottish Re (U.S.), Inc.

In our reinsurance activities we seek to reinsure lines of business that are subject to significant reserve or capital requirements under regulatory and rating agency guidelines. We believe that, in response to heightened regulatory and rating agency scrutiny, insurers are increasingly seeking reinsurance as a means to improve earnings, risk-based capital or other financial ratios. We focus our reinsurance activities principally on accepting risk from U.S. insurers, although we also expect to target opportunities in the United Kingdom, Western Europe, Canada and Australia. In fiscal year 1999, our revenues from reinsurance activities were derived from the U.S.

We provide both onshore and offshore solutions to primary insurers seeking non-traditional and traditional life reinsurance of annuity and life insurance business. Non-traditional reinsurance involves the transfer of investment risks associated with blocks of new and existing annuity type contracts, such as deferred annuities, payout annuities, funding agreements and similar contracts.

Our traditional life reinsurance will focus on assuming risks associated with primary life insurance policies, both in force and new business. We expect to reinsure the following risks: (i) mortality and ancillary morbidity, (ii) investment, (iii) persistency, and (iv) expense. We will write reinsurance predominantly on a direct basis with primary life insurance companies, covering individual term life insurance policies, whole life insurance policies, universal life insurance policies, and joint and survivor insurance policies. We will limit our net liability on any one ordinary life risk up to $1.0 million.

Through our variable products business, we are responding to what we believe are increasing demands of high net worth individuals and families for customized products for use as part of sophisticated estate planning strategies. For us, high net worth generally means individuals and families with a liquid net worth in excess of $10 million.

We offer both variable universal life insurance policies and variable annuities. Variable life insurance offers a death benefit and a cash value component which is placed in a separate account and invested on behalf of the policyholder by a money manager. As a Cayman Islands insurance company, we have the flexibility to offer policies that permit the use of private independent money managers to manage the separate accounts and who utilize investment strategies not typically available in variable products issued to the general public. We will also seek to leverage our expertise with respect to variable life insurance products by offering structured life insurance products, such as corporate-owned life insurance, which target the deferred compensation market.

Products Offered

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

We are focusing our reinsurance activities principally on the reinsurance of life insurance and annuity type products. For these products, we write reinsurance generally as coinsurance or modified coinsurance, whereby we assume all or a proportionate share of the liability for the reinsured business. Under coinsurance, ownership of the assets supporting the reserves is transferred to the reinsurer, whereas in modified coinsurance arrangements, the ceding company retains ownership of the assets supporting the reserves. Under a coinsurance or modified coinsurance arrangement, the reinsurer will generally share proportionately in all material risks inherent in the underlying policies.

When we reinsure life insurance products, the reinsurance may also be structured on a yearly renewable term basis. Under the yearly renewable term structure, premium rates are generally adjusted annually based on the age and underwriting classification of each insured and the age of the policies and the reinsurer assumes only the mortality risk associated with the underlying policies.

The reinsurer, under such treaties, agrees to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium payable to the reinsurer. We may also enter into retrocessional reinsurance arrangements with other reinsurers, which operate in a manner similar to the underlying reinsurance treaty described above. Under retrocessional reinsurance arrangements, the reinsurer transfers a portion of the risk associated with the underlying insurance policy to the retrocessionaires. Each retrocessionaire in our current ordinary life pool reinsures a percentage of each risk that is retroceded to the pool. Each of the domestic participants in the pool is rated "A" or better by A.M. Best Company, Inc. ("A.M. Best").

Our reinsurance agreements will be written on an automatic treaty basis. The reinsurance may be solicited directly by us or through reinsurance intermediaries. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to a reinsurer. In addition, the reinsurance may be written on either:

     1) a proportional basis under which a specified percentage of each risk in the reinsured class of risk is assumed by the reinsurer from the ceding company with the reinsurer receiving its proportion of the underlying premiums in proportion to such assumed risk;

     2) or an excess of loss basis under which the reinsurer indemnifies the ceding company up to a contractually-specified amount for a portion of claims exceeding a specified retention amount in consideration of non-proportional premiums being paid.

Variable Life Insurance and Annuities

Variable life insurance and annuity products are "separate account" products under which the net premiums paid, after deducting expenses, including the costs of insurance, are placed in a separate account for the policyholder's benefit. Under Cayman Islands Law, assets held in a separate account are not subject to claims of the insurance company's general creditors. The cash values of this separate account are invested for the policyholder by a private independent money manager. Variable life insurance offers flexible premiums and a minimum death benefit in addition to providing a return linked to an underlying portfolio held in a separate account. Variable annuities provide tax-deferred growth of the contractholder's investment until earnings are withdrawn or periodic annuity payments begin.

We do not provide any investment management or advisory services to any variable life policyholder. Our revenues earned from these policies consist of amounts assessed during the period against policyholders' separate account balances for mortality and expense fees and policy administration and surrender charges. Our variable life insurance and annuity contracts have no guaranteed rate of return on the cash values. The cash value varies based on the investment results on the policy's assets managed by the policy's private independent money manager.

Marketing

Under our marketing plan with respect to variable life insurance and annuity policies, we rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the U.S. to generate clients. None of these intermediaries represent us as agents or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken in the U.S.

Our marketing plan with respect to our reinsurance business seeks to capitalize on the relationships developed by our executive officers and marketing staff with members of the actuarial profession and senior insurance company executives, at both primary insurers and other reinsurers. We target potential ceding insurers that we believe would benefit from our reinsurance products based on our analysis of publicly available information and other industry data. In addition, reinsurance transactions are often placed by reinsurance intermediaries, brokers and consultants. A significant component of our marketing program involves working with such third party marketers in an effort to maintain a high degree of visibility in the reinsurance marketplace.

Underwriting

  Reinsurance

The principal risk associated with our fixed annuity reinsurance activities is investment risk. Specifically, we are subject to the following:

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

We may assume all of the liabilities under the fixed annuity contracts we reinsure, although, in certain circumstances, we may require the ceding company to retain a portion of such liabilities, typically not to exceed 10%.

We also reinsure various forms of life insurance products, including universal, variable, term and whole life insurance. The primary risk under life insurance policies is mortality risk. Our Underwriting Guidelines with respect to reinsurance limit such risk to $1,000,000 per insured and we intend to reinsure, or retrocede, any liability for amounts in excess of $1,000,000 per insured in order to comply with such guidelines. Universal life insurance and similar interest-rate sensitive policies provide life insurance with adjustable rates of return based on applicable interest rates in effect from time to time. As a consequence, the risks reinsured by us may also include investment risks similar to those for fixed annuities. As with annuities, all life insurance policies are subject to surrender risk.

  Variable Life Insurance

The principal risk associated with our variable life insurance policies is mortality risk. The death benefit provided by our variable life insurance policies varies based on the investment return of the underlying separate account of policy assets invested by the policy's private independent money manager. The difference between the value of the assets in the underlying separate account and the policy's stated death benefit, known as the "net amount at risk", represents a general liability. Fees are charged, based on the "net amount at risk", and increase with the age of the insured. In accordance with generally accepted accounting principles ("GAAP") no reserves are required other than the deposit liability as the Company fees are based on its expected mortality for the period charged. Mortality risk tends to be more stable when spread across large numbers of insureds. We expect that our variable life insurance policies, which provide substantial death benefits given expected initial premiums of at least $1.0 million for single premium policies and $500,000 for multiple premium policies, will be held by a relatively small number of high net worth policyholders. Consequently, our associated mortality risk exposure will be greater in the aggregate, and our probability of loss less predictable, than an insurer with a broader risk pool. Therefore, pursuant to our Underwriting Guidelines, we reinsure all of the mortality risk associated with our variable life insurance business. Our Underwriting Guidelines provide that any reinsurer to whom we cede business must have a financial strength rating of at least "A-" or higher from A.M. Best or an equivalent rating by another major rating agency.

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

  Investment Guidelines

Our investment activities are governed by the Investment Guidelines as approved by the Board of Directors. Our investment portfolio, excluding assets transferred and invested as part of any reinsurance transaction, principally consists of fixed income securities with a weighted average investment rating of "A". Although a fixed income security rated "A" by Standard & Poor's is somewhat susceptible to the adverse effects of changes in circumstances and economic conditions, however, the issuer's capacity to meet its financial commitment on the security is still strong. We do not invest in any fixed income securities in emerging markets or which are not rated by a major rating agency. The Investment Guidelines provide that we may purchase, among other things, securities issued by the United States government and its agencies and instrumentalities, securities issued by foreign governments if rated "A" or better by at least one major rating agency, certain asset backed securities, preferred stocks, mortgage backed securities and corporate debt securities (which may include convertible debt securities, but may not include payment-in-kind corporate securities), including fixed income securities that are rated below investment grade. The Investment Guidelines also provide that the fixed income investment portfolio may not be leveraged and that purchases of securities on margin and short sales may not be made without approval of the Board of Directors.

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

Our investments in fixed income securities that are rated below investment grade, are subject to greater risks than our investments in investment grade securities. The risk of loss of principal or interest through default is greater with lower-rated securities because they are usually unsecured and are often subordinated to an issuer's other obligations. Additionally, issuers of these securities frequently have higher debt levels which makes them more susceptible to adverse economic developments, individual corporate developments and rising interest rates could impair their ability to meet their financial commitments. Consequently, the market price of these securities may be quite volatile, and the risk of loss is greater. As a result, the Investment Guidelines provide that no more than 15% of our investment portfolio may be invested in fixed income securities that are rated below investment grade.

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

  Investment Managers

Our portfolio is managed by General Re-New England Asset Management, Inc. ("Gen Re") and Prudential Investment Corporation. Gen Re manages approximately 89% of our investment portfolio and Prudential Investment Corporation manages the balance.

We expect that one or both of the Investment Managers will manage the investment of any assets transferred to us in any reinsurance transaction.

  Investment Oversight

Our Board of Directors, from time to time, reviews our investment portfolio and the performance of our investment managers. The Board of Directors can approve exceptions to our Investment Guidelines and periodically reviews our Investment Guidelines in light of prevailing market conditions. The investment managers and our Investment Guidelines may be changed from time to time as a result of such reviews.

Competition and Ratings

The insurance and reinsurance industries are highly competitive. Most of the companies in such industries are significantly larger, and have operating histories and access to significantly greater financial and other resources than we do.

Our variable products primarily compete with those issued by U.S. insurance companies. To the extent that our variable products provide for management of the underlying separate accounts by private independent money managers, our variable products compete with mutual funds and other investment or savings vehicles. We believe that the most important competitive factor affecting the marketability of our variable products is the degree to which these products meet customer expectations, in terms of low expenses, returns (after fees and expenses) and customer service.

Competition in the reinsurance business is based on price, ratings, perceived financial strength and service. Because we currently rely on a small number of clients in both our variable products and reinsurance businesses and expect to continue to do so for the near future, such businesses are more susceptible to the adverse effects of competition.

Insurance ratings are used by prospective purchasers of insurance policies as well as insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. In addition, a ceding company's own rating may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. Duff & Phelps has assigned a rating of "A" and A.M. Best has assigned a Best Rating of "A-" (Excellent). These ratings have been assigned to Scottish Insurance and Harbourton. Duff & Phelps assigns an "A" rating to companies that it characterizes as having, in its opinion, high claims paying ability, average protection factors and an expectation of variability in risk over time due to economic or underwriting conditions. A.M. Best assigns an "A- " (Excellent) rating to companies that have, in its opinion, on balance, excellent financial strength, operating performance and market profile, as well as strong abilities to meet their ongoing obligations to policyholders. These ratings represent each rating agency's opinion of Scottish Insurance's and Harbourton's ability to meet its obligations to its policyholders. Scottish Annuity is unrated.

Employees

We currently employ forty-five full time employees.

Regulation

  Cayman Islands

Scottish Holdings is a holding company owning all of the outstanding Ordinary Shares of Scottish Insurance, Scottish Annuity, and Harbourton (through a Delaware holding company). Scottish Insurance and Scottish Annuity are subject to regulation as licensed insurance companies under Cayman Islands law.

Scottish Insurance holds an unrestricted Class B insurance license under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business.

Scottish Annuity holds an unrestricted Class B license under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business.

Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. Scottish Insurance has been exempt from this requirement and Scottish Annuity has engaged International Risk Management (Cayman) Ltd. as its licensed insurance manager in the Cayman Islands. It is anticipated that Scottish Annuity will also be exempted from this requirement during 2000.

In addition, under the Insurance Law, Cayman Islands insurance companies carrying on long term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business. Every Cayman Islands insurance company carrying on long-term business may establish any number of separate accounts in respect of premiums paid to it to provide (i) annuities on human life and (ii) contracts of insurance on human life, and such respective premiums shall be kept segregated one from the other and independent of all other funds of the Cayman Islands insurer, and, notwithstanding the provisions of any other written law to the contrary, are not chargeable with any liability arising from any other business of the insurer. The scope and the validity of the Cayman Islands law regarding separate accounts has not been tested in the courts of the Cayman Islands.

  United States and Other Jurisdictions

Scottish Holdings, Scottish Insurance, and Scottish Annuity are not licensed to do business in any jurisdiction other than the Cayman Islands. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers, such as Scottish Insurance and Scottish Annuity, that are not admitted to do business within such jurisdictions. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited.

Scottish Insurance and Scottish Annuity conduct their insurance and reinsurance business through their executive offices in the Cayman Islands, and their personnel will not solicit, advertise, underwrite, settle claims or conduct other insurance or reinsurance activities in the United States or in any other jurisdiction where such activities are prohibited. All of Scottish Insurance's and Scottish Annuity's insurance, reinsurance, and annuity contracts are negotiated, executed, and issued, and all premiums will be received, at their offices in George Town, Grand Cayman or in such other offices outside the United States as Scottish Insurance or Scottish Annuity may establish or designate.

Harbourton is a Delaware domestic life insurer. In total, Harbourton is licensed in 15 states and is also an authorized reinsurer in 8 additional states. As such, Harbourton is subject to individual state regulation and the requirements set forth by the National Association of Insurance Commissioners. Harbourton's principal office, which had been located in Aurora, Colorado prior to the acquisition by Scottish Holdings, has been relocated to Charlotte, North Carolina.

Item 2:  PROPERTY

We currently lease approximately 7,500 square feet of office space in George Town, Grand Cayman where our executive and principal offices are located. The base term of the lease is seven years. We also lease approximately 8,000 square feet of office space in Charlotte, North Carolina where Harbourton's principal offices are located. We also currently lease approximately 400 feet of office space in Denver, Colorado where Harbourton currently has temporary offices.
Theses offices will be closed prior to July 2000.   We believe that these
properties are adequate to meet our needs for the foreseeable future.

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

                                    PART II

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

A.  Market for the Ordinary Shares

The Ordinary Shares, par value $0.01 per share, of Scottish Holdings are quoted on the Nasdaq Stock Market National Market under the symbol "SCOT". The Ordinary Shares commenced trading on November 24, 1998. The high and low bid prices for the Ordinary Shares are shown below:


                                                  High          Low
                                              --------------------------
     November 24 - December 31, 1998                14.500        11.375
     January 1 - March 31, 1999                     14.063         8.750
     April 1 - June 30, 1999                        10.875         9.250
     July 1 - September 30, 1999                    12.375         9.625
     October 1 - December 31, 1999                  10.125         7.813
     January 1 - March 24, 2000                      9.000         7.688

As of March 24, 2000, Scottish Holdings had approximately twenty-six record holders of its Ordinary Shares. Approximately 14,180,250 Ordinary Shares are held in street name. Scottish Holdings did not pay any dividends in 1998. Cash dividends of $0.05 were paid each quarter by Scottish Holdings in 1999.

Item 6:  SELECTED FINANCIAL DATA

The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations."


                                                          (Stated in United States Dollars)
                                                      December 31, 1999        December 31, 1998
                                                  -------------------------------------------------
Statement of Income Data:
   Total revenues                                             $ 22,465,011             $  1,338,151
   Total expenses including tax benefit                       $ 13,590,292             $    901,830
   Net income                                                 $  8,874,719             $    436,321
Per Share Data:
   Basic and diluted earnings per share                       $       0.50             $       0.12
   Book value per share                                       $      13.63             $      13.57
   Market value per share                                     $      8.188             $     13.750
   Cash dividends per share                                   $       0.20             $       --

Actual number of ordinary shares outstanding                    16,046,740               18,568,440

Balance Sheet Data:
   Total investments                                          $546,806,744             $178,520,719
   Total assets                                               $856,634,487             $254,346,239
   Total liabilities                                          $637,973,406             $  2,286,060
   Total shareholders' equity                                 $218,661,081             $252,060,179

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

General

Scottish Holdings is an insurance holding company, and our principal assets include the ownership of Scottish Insurance, Harbourton and Scottish Annuity. Scottish Holdings was formed on May 12, 1998, and Scottish Insurance was formed on June 3, 1998, under the laws of the Cayman Islands. We commenced our insurance operations on November 30, 1998, immediately following our IPO. Harbourton was acquired effective as of September 30, 1999 and Scottish Annuity was acquired on December 31, 1999.

Results of operations

The following table summarizes our net income:

                                                                                             Period from
                                                                  Year ended               May 12, 1998* to
                                                               December 31, 1999           December 31, 1998
Revenues
  Net premium & reinsurance fees                                          $    21,311                  $        -
  Interest income, net                                                     24,068,240                   1,142,501
  Variable life fees                                                           21,438                           -
  Insurance administration fees                                               992,528                     209,886
  Realized losses on securities, net                                       (2,638,506)                    (14,236)
                                                         --------------------------------------------------------
        Total revenues                                                     22,465,011                   1,338,151
                                                         --------------------------------------------------------

Benefits and expenses
  Interest credited and other policy benefits                               7,200,135                           -
  Acquisition expenses and other insurance expenses                         2,225,613                           -
  Operating Expenses                                                        4,205,930                     901,830
                                                         --------------------------------------------------------
       Total benefits and expenses                                         13,631,678                     901,030
                                                         --------------------------------------------------------

                                                         --------------------------------------------------------
       Net income before benefit for
           federal income taxes                                             8,833,333                     436,321
                                                         --------------------------------------------------------
Benefit for federal income taxes
        Current                                                                    --                         --
        Deferred                                                              (41,386)                        --
                                                         --------------------------------------------------------
                                                                              (41,386)                        --
                                                         --------------------------------------------------------
        Net income                                                        $ 8,874,719                  $  436,321
                                                         ========================================================

Basic and diluted net income per oridnary share                                 $0.50                       $0.12
                                                         ========================================================

*Date of incorporation

Overview

Our net income of $8,874,719 or $0.50 per share was driven by revenues from our investment portfolio and insurance administration fees. Our investment income in 1999 included $14,344,530 earned on our surplus and $9,723,710 earned in relation to our reinsurance activities. Comparisons to the prior period are not meaningful because of our limited period of operations after our November 1998 IPO.

Investments

Our investment portfolio is managed by two professional investment managers, Prudential Investment Corporation and Gen Re. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At December 31, 1999, the portfolio had an average quality rating of AA, an average duration of 2.98 years and an average book yield of 6.79%. At December 31, 1998, the portfolio had an average quality rating of AA+, an average duration of 3.67 years and an average book yield of 5.50%. Our fixed maturity portfolio increased from $178,520,719 to $546,806,744 principally as a result of the reinsurance transactions and acquisition of Harbourton. The duration of our portfolio was reduced from 3.67 years to 2.98 years as investments of short duration were acquired to match the duration of liabilities acquired through our reinsurance operations. The realized loss of $2,638,506 recorded for the year was due to portfolio restructuring. As at December 31, 1999 we had unrealized depreciation of $15.7 million, a result of the effect of the current interest rate environment on our fixed income portfolio.

Insurance operations

Our business consists of two lines of business, variable life insurance and annuities, and life and annuity reinsurance. Prior to the acquisition of Scottish Annuity, we provided a variety of insurance administration, accounting and other services to Scottish Annuity.

During 1999, we wrote our first variable life insurance contracts and entered
into several reinsurance treaties.   The first treaty was a coinsurance
transaction involving group long term disability claims for which we have established a reserve for policyholder benefits of approximately $104 million. This transaction involves a closed block of existing claims that were in effect as of June 1, 1999. The block consists of approximately 1,500 claimants who are receiving disability income payments. No additional claimants may be added. Further, our liability is limited to income benefit payments only and does not include any health, medical or other types of payments.

Under our second reinsurance agreement, we contracted to reinsure up to $400 million of group funding agreement business. This transaction was structured so that reserves would be transferred in four separate $100 million tranches. Additionally, closing each tranch is subject to final approval by both parties. We closed on the two first tranches in July and August. Subsequently, in mutual agreement with the ceding company, we elected to delay taking down the third and fourth tranches. This decision does not reflect the quality of the reinsured business, but rather came as a result of adverse conditions in the overall market that were outside our control and that of the ceding company. As of

December 31, 1999, we have not taken down the third and fourth tranches. As of year end, the business reinsured has perfomed as we had expected and, if market conditions permit, we will consider taking down the final two tranches.

On October 15, 1999 we closed our acquisition of Harbourton. Harbourton provides us with a United States platform to write reinsurance business. Harbourton is licensed in 15 states and the District of Columbia and is an authorized reinsurer in an additional 8 states. Harbourton has approximately $83 million of annuity reinsurance in force as of year end 1999. Subsequent to year end, we have hired 26 reinsurance professionals to expand the reinsurance operations of Harbourton. While we expect to write short duration annuity reinsurance business in Harbourton, the principal focus of new business in Harbourton will be traditional life reinsurance. In addition, we are in the process of changing the name of Harbourton to "Scottish Re (U.S.), Inc.". We expect to have all required regulatory approvals for the name change by the end of the second quarter of 2000.

In the fourth quarter we executed a letter of intent with Lincoln National Life Insurance Company, under which, beginning in February 2000, Scottish Insurance will reinsure a 50% share of the new fixed annuity business written by Lincoln and sold through financial institutions. The business, which is managed by First Penn-Pacific Life Insurance Company, is expected to generate $150 million of reinsurance reserves during 2000. The treaty has subsequently been executed, reinsuring business sold on or after February 15, 2000. However no assurance can be given that these expectations can be achieved.

Effective December 31, 1999 we acquired ownership of Scottish Annuity, which has approximately $250 million of variable annuity business. We had previously provided insurance administration and accounting services to Scottish Annuity under an administration agreement.

Outlook

Our business consists of two lines of business, variable life insurance and annuity products, and annuity and life reinsuance. Both lines of business are designed to capitalize on our offshore location, which allows us to offer unique product features and competive pricing. During the past year, we entered into several reinsurance agreements and we are pricing and underwriting several more. In addition, the variable products business is beginning to grow more rapidly as we develop relationships with independent insurance brokers.

Capital Resources and Liquidity

At December 31, 1999, total capitalization was $218,661,081. In the third quarter we completed a stock repurchase program. At its conclusion, we had repurchased 2,529,700 shares for $24,999,234.

On October 15, 1999 we completed our acquisition of Harbourton for $25,183,372. On December 31, 1999 we acquired Scottish Annuity for $11,601,464. We currently have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit, which may be required in the ordinary course of our planned reinsurance business.

During the year, we paid quarterly dividends of $928,822 or $0.05 per share, to the shareholders of record as at June 7, 1999 and September 6, 1999. We also paid $802,337 or $0.05 per share to shareholders of record as at December 6, 1999.

We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity and capital to meet our needs for the next several years. In addition, we have access to a combined $70 million through available lines and letters of credit, none of which have been utilized to date.

Year 2000 Risk

Many computer programs used only two digits to identify a year in the date field prior to December 31, 1999. These programs, if not corrected, could have failed or created erroneous results by or at the year 2000. This "Year 2000" Issue was believed to affect virtually all companies and organizations, including us. Because most of our computer hardware and software is less than three years old, we believed that our exposure with respect to our own computer systems to Year 2000-related problems was not significant, and we encountered no Year 2000 related problems. We are continuing to monitor our systems and those of our primary suppliers of data.

Changes in Accounting Standards

The Financial Accounting Standards Board's Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and requires adoption no later than fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. We have not yet completed our evaluation of the effect this standard will have on us. We do not currently own any securities that would be subject to this statement.

Forward Looking Statements

Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. When used, the words "may," "will," "expect," "anticipate," "continue," "estimate," "project," "plan," "intend" and similar expressions identify forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to execute the business plan; changes in the general economic conditions including the performance of the financial markets and interest rates; changes in insurance regulations or taxes; changes in rating agency policy; the loss of key executives; trends in the insurance and reinsurance industries; government regulations; trends that may affect our financial condition or results of operations; and the declaration and payment of dividends. Potential investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risk Factors of Investing in our Ordinary Shares" set forth below. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

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

Our Variable Life & Annuity Insurance Business Is Dependent Upon Referral
Sources.

We will not be successful in our variable life and annuity insurance business if we cannot get clients from referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States and elsewhere. Since Scottish Insurance and Scottish Annuity are not licensed or registered to do business in the U.S., these referral sources may not act as our agent, nor can they be compensated by us for any activities in the U.S. As a result, we cannot assure you that we will be able to effectively implement our insurance plans.

We can, however, pay non-U.S. referral sources for activities undertaken outside the U.S. We expect to compensate referral sources based on a percentage of the revenue received from referrals. Subject to any regulatory limitations, we may provide referrals to persons or entities that provide referrals to us. We cannot assure you that we will receive a significant amount of referrals or, if so, that any referrals will result in actual sales of variable life and annuity insurance policies.

Our Ability to Develop Our Reinsurance Business is Dependent Upon Building Relationships.

We will not be successful in our non-traditional annuity and life reinsurance businesses if we cannot develop business primarily through relationships with reinsurance intermediaries, insurance consultants, members of the actuarial profession and senior insurance company executives.

Our Reinsurance Business Targets a Competitive Market.

The Scottish Insurance business plan for reinsurance activities provides that one of our principal targets is reinsuring blocks of in-force fixed annuities issued by insurers that are no longer actively writing these contracts or that want to lessen the reserve and capital requirements associated with these contracts. Another principal target is reinsuring new issues of fixed annuities. Reinsurance of new business can be used to increase capacity, lessen reserve and capital requirements, improve the competativeness of the product, improve the return to the insurance company, or some combination of the above.

The Harbourton business plan primarily targets reinsurance of mortality risk associated with life insurance products issued by U.S. direct writers. While sales of life reinsurance have increased dramatically in recent years, the market is also well-established and competitive.

As the business targets of both Scottish Insurance and Harbourton are addressed by several domestic and international reinsurers, we cannot be certain that it will meet our expectation.

Our Ability to Develop Our Business Plan is Dependent Upon Maintaining Our Claims-Paying Ability Rating.

Potential purchasers of insurance policies, insurers, reinsurers and insurance and reinsurance intermediaries use insurance ratings to assess the financial strength and quality of insurers and reinsurers. In addition, an unfavorable rating or the lack of a rating will adversely affect a company purchasing reinsurance. Although Duff & Phelps has assigned Scottish Insurance and Harbourton a claims-paying ability rating of "A" and A.M. Best has assigned both companies a rating of "A-" (Excellent), we cannot assure you that we will be able to maintain these ratings. If we are unable to maintain these ratings, we cannot assure you that we will be able to obtain similar claims-paying ability ratings from other major rating agencies.

Changes in U.S. Tax Laws With Respect to Variable Annuities and Life Insurance Could Adversely Affect Our Product Sales

The tax treatment afforded annuity and life insurance products (both variable and non-variable) by United States tax law is in many respects more favorable than the tax treatment of certain other investment alternatives, and is therefore a primary competitive feature of such products. Any material change in the current tax treatment of annuity or life insurance products, including the imposition of a "flat tax" or national sales tax in lieu of the current United States federal income tax structure, could adversely affect the market for variable annuities or life insurance products. In addition, elimination of the federal estate tax has been proposed from time to time. Were the federal estate tax to be eliminated, the sale of life insurance products could be adversely affected.

The Clinton Administration's Fiscal Year 2000 Budget Proposal contains provisions that, if enacted into law, could adversely affect the sale of variable products. First, the Proposal would require the reporting of payments of more than $10,000 made to entities in "identified tax havens." It is not known if the Cayman Islands will be treated as an identified tax haven, but if so purchasers of variable policies issued by Scottish Insurance or Scottish Annuity will be required to provide certain information to the IRS.

Second, the Proposal would require insurance companies to report to the IRS items of income and gain with respect to a "private separate account." Although the reporting requirements that would be imposed under this proposal would generally not apply to insurers that do not do business in the United States, the proposal indicates that the IRS might take the position that a United States taxpayer that is the owner of a variable contract that is based on a "private separate account" (i.e., the separate account supports only a small number of insurance or annuity contracts) will be treated as the owner of the assets held in the separate account for federal income tax purposes.

Third, the Proposal would reduce or eliminate the tax advantages of "corporate-owned life insurance."

Finally, the Proposal would eliminate the "Crummey" rule, pursuant to which certain gifts to trusts for the payment of life insurance premiums are treated as present interests that are eligible for the annual exclusion from the gift tax. The elimination of this rule would eliminate the primary and most efficient method of making premium payments by insurance trusts. Because we expect that insurance trusts will purchase our variable life insurance policies, or such policies will be contributed to trusts, to provide liquidity for estate taxes and to effect the transfer of assets from one generation to another, adoption of this proposal could adversely affect the sales of these policies, which could adversely affect our results of operation and our financial condition.

In its most recent business plan, the IRS announced that it intends to issue guidance as to whether an annuity that is issued by an insurer that is not an "insurance company subject to tax under Subchapter L" (the provisions of the United States Internal Revenue Code that apply to insurance companies that do business in the United States) will be subject to the favorable tax treatment generally afforded annuity contracts, or instead will be treated as "debt instruments" that are not eligible for tax deferral. Were the IRS to adopt a rule or regulation treating annuities issued by Scottish Insurance or Scottish Annuity, which do not do business in the United States, as debt instruments, the market for such annuities could be adversely affected.

Governmental Regulation Could Adversely Affect Our Business.

Scottish Insurance and Scottish Annuity.

Scottish Insurance and Scottish Annuity are licensed as unrestricted Class B insurers and are subject to regulation and supervision by the Cayman Islands Monetary Authority. They are not registered or licensed to do business in any jurisdiction in the United States or any other country. Generally, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. Under the operating guidelines, Scottish Insurance and Scottish Annuity do not operate in the United States or, to the extent prohibited, in any other country. We can give no assurance that inquiries or challenges to our insurance activities will not be raised in the future. Scottish Insurance's variable life insurance products have customized features that are not typically available from a company subject to those laws. If Scottish Insurance were to become subject to those laws, our business, results of operations and financial condition would likely be materially adversely affected.

In the past, federal and state governments have proposed to regulate foreign insurers. While none of these proposals has been adopted, we cannot assure you that federal or state legislation will not be enacted subjecting our business to supervision and regulation in the United States.

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

Our Products Carry With Them Inherent Insurance Industry Risks And Risks Specific to Our Business Plan.

Life Reinsurance--Mortality Risk.

The principal risk associated with our planned life reinsurance business is mortality risk. Harbourton will reinsure various forms of life insurance products including term life, universal life and traditional life insurance. Mortality risk typically is more stable when spread across large numbers of insureds. As our life reinsurance business grows, we will initially have a relatively small number of lives covered and as a result, our mortality risk exposure is likely to be larger, and our probability of loss less predictable, than an insurer with a larger risk pool. As a result, we cannot assure you that our actual mortality experience will be consistent with our pricing expectation. Mortality risk is also a factor in our variable life insurance product, however, currently we reinsure 100% of the mortality risk on all variable life policies.

Fixed Annuity and Life Reinsurance--Investment Risk.

The principal risk associated with our fixed annuity reinsurance activities is investment risk. Specifically, we are subject to the following risks:

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

Reinsurance Business--Ceding Insurer Risk.

An additional risk associated with our reinsurance business is the risk that the ceding insurer will be unable to pay to us amounts due because of its own financial difficulties. We can give no assurance that the ceding insurers will be able to pay amounts due to us, which could have a material adverse effect on our business, results of operations or financial condition. In addition, we can give no assurance that the ceding companies will maintain appropriate interest crediting rates with respect to fixed annuities or interest rate-sensitive life insurance policies.

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

We cannot assure you we will be able to effectively manage these risks. If we are unable to effectively manage these risks, our ability to support our planned variable insurance and reinsurance businesses, and our results of operations and financial condition, will be adversely affected.

In addition, under our investment guidelines, we can invest up to 15% of our investment portfolio in below investment grade fixed income securities. While any investment carries some risk, the risks of investing in lower-rated securities are greater than the risks of investing in investment grade securities.

In addition, we seek to invest the assets transferred to us to match our anticipated reinsurance liabilities. We expect to invest these assets in fixed income and, to a lesser extent, equity securities. We may invest in foreign denominated securities to manage currency risk if the coinsurance transaction involves foreign currency. We may also enter into interest rate swaps and other hedging transactions in an effort to manage interest rate risks. We can not assure you that we will successfully structure our investments so as to match our anticipated reinsurance liabilities. If our calculations are incorrect, or if we improperly structure our investments to match these liabilities, we could be forced to sell investments before they mature at a significant loss with the result that our assets may not be adequate to meet our needed reserves, which could adversely affect our business, results of operations and financial condition.

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

We Have Limited Experience Competing With Established Companies in the Life Insurance and Reinsurance Industry.

The life insurance and reinsurance industries are highly competitive and most of the companies in these industries are significantly larger, have operating histories and have access to significantly greater financial and other resources than we do. We have limited experience competing with these companies.

Our Business Would Be Adversely Affected by the Imposition of or Increases in United States Taxes.

As Cayman Islands companies, Scottish Insurance and Scottish Annuity, we operate in a manner so that we are not subject to United States tax, other than withholding tax on certain investment income from United States sources. However, the Internal Revenue Service could contend that we are conducting business in the United States. If the Internal Revenue Service were to prevail in that contention, we would be subject to United States tax at regular corporate rates on taxable income that is effectively connected with United States business plus an additional 30% "branch profits" tax on the income remaining after the regular tax, which could adversely affect our results of operation.

Harbourton is a U.S. licensed insurance company and is therefore subject to United States tax at regular corporate tax rates on taxable income. Any increase in United States taxes on income in Harbourton could adversely affect our results of operation.

Insurance and reinsurance premiums that will be paid to Scottish Insurance and Scottish Annuity will be subject to a U.S. excise tax to the extent the underlying risks are located in the United States. In addition, our investment income from United States sources could be subject to withholding tax. These taxes could be increased and other taxes could be imposed on our business, which could also adversely affect our results of operation.

Owners of Our Ordinary Shares May in Certain Circumstances Be Exposed to Adverse Personal United States Tax Risks.

Controlled Foreign Corporation Rules. Each "United States shareholder" of a "controlled foreign corporation" who owns shares in the controlled foreign corporation on the last day of its taxable year generally must include in his gross income for United States federal income tax purposes his pro-rata share of the controlled foreign corporation's "subpart F income," even if the subpart F income has not been distributed. For these purposes, any United States person who owns directly or indirectly 10% or more of our ordinary shares will be considered to be a "United States shareholder." In general, a foreign insurance company such as our subsidiary, Scottish Insurance, is treated as a controlled foreign corporation only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of our stock for an uninterrupted period of 30 days or more during any year. We believe that, because of the anticipated dispersion of our share ownership among holders and because of the restrictions in our Articles of Association on transfer, issuance or repurchase of our ordinary shares, our shareholders will not be subject to treatment as "United States shareholders" of a controlled foreign corporation. In addition, because under the Articles of Association no single shareholder will be permitted to exercise 10% or more of our total combined voting power, our shareholders should not be viewed as "United States shareholders'" of a controlled foreign corporation for purposes of these rules. There can be no assurance, however, that these rules will not apply to our shareholders.

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

If we have related person insurance income, and all United States persons own 25% or more of the voting power or value of our shares, any shareholder who is a United States person who owns 10% or more of our shares and disposes of the shares would have any gain from the disposition generally treated as ordinary income to the extent of the shareholder's portion of our undistributed earnings and profits that were accumulated during the period that the shareholder owned the shares. The shareholder also will be required to follow certain reporting requirements, regardless of the amount of shares owned by the shareholder. These rules should not apply to sales of our shares because we are not directly engaged in the insurance business and because proposed United States Treasury regulations applicable to this situation appear to apply only in the case of shares of corporations that are directly engaged in the insurance business. We can give no assurances however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of Ordinary Shares.

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

Our Ability to Pay Dividends Is Dependent on the Success of Our Subsidiaries and Regulatory Constraints.

We are a holding company engaged in the variable insurance and reinsurance business through our wholly owned subsidiaries, Scottish Insurance, Scottish Annuity, and Harbourton. Our principal source of income is dividends paid to us by our subsidiaries. The payment of dividends is at the discretion of our Board of Directors and depends largely on the ability of our subsidiaries to pay dividends to us. Scottish Insurance and Scottish Annuity are subject to Cayman Islands regulatory constraints which also affect their ability to pay dividends to us. Specifically, Scottish Insurance and Scottish Annuity must keep enough capital to support its variable insurance and reinsurance businesses and comply with restrictions under Cayman Islands insurance corporate law. Accordingly, there is no assurance that dividends will be declared or paid in the future.

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

In addition, the Articles of Association generally provide that any person (or any group) holding 10% or more of the total voting rights of all of our outstanding capital shares, will have the voting rights of its voting shares reduced so that the person (or group) may not exercise more than approximately 9.9% of the total voting rights. Because of the attribution provisions of the U.S. tax code and the rules of the Securities and Exchange Commission regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not the shareholder directly holds of record 10% or more of the voting shares. The directors also have the authority to request from any shareholder certain information for the purpose of determining whether such shareholder's voting rights are to be reduced. If the shareholder fails to respond to the notice, or submits incomplete or inaccurate information, the directors (or their designee) have the discretion to disregard all votes attached to the shareholder's Ordinary Shares.

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

      . Management's Discussion and Analysis of Financial Condition and Results of Operations;

      . Risk Factors of Investing in Our Ordinary Shares--Our Products Carry With Them Inherent Industry Risks and Risks Specific to Our Business Plan;

      . Risk Factors of Investing in Our Ordinary Shares--Our Business is Dependent on Our Ability to Manage Risks in Our Investment Activities; and

      . Risk Factors of Investing in Our Ordinary Shares--Our Success May be Affected by Foreign Currency Fluctuations.

Quantitative

Market risk relates to those financial instruments that are sensitive to changes in interest rates, foreign exchange rates and equity price. Scottish Holdings' portfolio is principally composed of fixed maturity bond investments. These investments, by their nature, are subject to market value changes in relation to interest rate changes.

Interest Rate Risk

Scottish Holdings could incur losses on securities if it were required to liquidate during periods of volatile movements in interest rates. The Company attempts to mitigate its exposure to adverse interest rate movement through asset/liability duration matching exercises, and by staggering the maturities of its fixed income investments to assure sufficient liquidity to meet its obligations and to address reinvestment risk considerations.

Sensitivity Anaylsis

Scottish Holdings regularly conducts various analyses to gauge the financial impact of changes in interest rates on its financial condition.

Quantitative Disclosure of Interest Rate Risk

The following table represents a summary of the par values of the Company's financial investments at their expected maturity dates, the weighted average coupons by those maturity dates and the estimated fair value of those instruments for the period ended December 31, 1999. The expected maturity categories take into consideration par amortization (for mortgage backed securities), call features and sinking fund features.

The estimated market value of available-for-sale securities is based on bid quotations from security dealers or on bid prices published in news quote services. December 31, 1999 market interest rates were used as discounting rates in the estimation of fair value.

(Dollars in millions, except average interest rate)

                                            Expected Maturity Date                             TOTAL
                                --------------------------------------------------             FAIR
Fixed Maturities (US $)         2000    2001    2002    2003    2004    Thereafter    TOTAL    VALUE
                                ----    ----    ----    ----    ----    ----------    -----    -----
Principal Amount               19.14   38.85   37.04   43.87   46.12       377.09    562.11   546.81
Book Value                     19.11   38.87   37.21   43.84   46.25       377.61    562.89
Average Interest Rate (%)       6.55    7.06    6.66    6.65    6.68         7.12      6.99     7.62

Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information called for by this item is set forth in "Item 14: Exhibits, Financial Statements and Reports on Form 8-K".

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 1999.

                                   PART III

Item 10. DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this item 10 will be set forth in the Company's Proxy Statement for its 2000 Annual Meeting of Shareholders (the "2000 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11.  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be set forth in the 2000 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information required by this Item 12 will be set forth in the 2000 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be set forth in the 2000 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)  Documents filed as part of this report:

       (1) Consolidated Financial Statements of Scottish Annuity & Life Holdings, Ltd.:
            Report of Management
            Report of Independent Auditors
            Consolidated Balance Sheets
            Consolidated Statements of Income
            Consolidated Statements of Comprehensive Loss
            Consolidated Statements of Shareholders' Equity
            Consolidated Statements of Cash Flows
            Notes to Consolidated Financial Statements

       (2)  Consolidated Financial Statement Schedules
            All financial statement schedules are omitted because they are either not applicable or the required information is included in the balance sheet or notes thereto appearing elsewhere in this Registration Statement.

       (3)  Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit
Number                                 Description of Document
-------     -----------------------------------------------------------------
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

  4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

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

 10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

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

 10.9 Investment Management Agreement dated October 22, 1998 between the Company and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

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

 10.13 Investment Advisory Service between the Company and Prudential Securities Corporation (incorporated herein by reference to Exhibit
            10.15 to the Company's Registration Statement on Form 10-K filed with the Securities Exchange Commission on March 30, 1999).

 10.14      1999 Stock Option Plan.

 10.15      Form of Stock Options Agreement in connection with 1999 Stock Option
            Plan.

 10.16 Employment Agreement dated March 08, 2000 between the Company amd Scott E. Willkomm.

 21.1       Subsidiaries of Registrant.

 24.1       Powers of Attorney.

 27.1       Financial Data Schedule.


  (b)  Reports on Form 8-K

       (1) The Company filed a Report on Form 8-K on November 1, 1999 to report that the Company acquired, through a wholly owned subsidiary, all of the issued and outstanding shares of common stock of Harbourton Reassurance, Inc.

       (2) The Company filed a Report on Form 8-K/A on December 22, 1999 to file the financial statements of Harbourton Reassurance, Inc. and the Pro Forma Combined Condensed Financial Statements.

                     Scottish Annuity & Life Holdings, Ltd.

                       Consolidated Financial Statements

 For the Year Ended December 31, 1999 and the Period from May 12, 1998 (date of incorporation) to December 31, 1998
                      with Report of Independent Auditors

                     Scottish Annuity & Life Holdings, Ltd.

                              Report of Management

Management of the Company has primary responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis. The consolidated financial statements include amounts that are based on management's best estimates and judgements. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

Management of the Company has established and maintains a system of internal controls designed to provide reasonable assurance as to the integrity and reliability of the financial statements, the protection of assets from unauthorized use or disposition and the prevention and detection of fraudulent financial reporting.

The Company's consolidated financial statements have been audited by independent auditors. The independent auditors had unrestricted access to each member of management in conducting their audit. Management has made available to the independent auditors all of the Company's financial records and related data, as well as the minutes of shareholders' and directors' meetings. Management believes that all representations made to the independent auditors during their audits were valid and appropriate.

The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and independent auditors regarding independent audit scope, timing, results and to discuss other auditing and financial reporting matters. The independent auditors have direct access to and meet privately with the Audit Committee.



Scott Willkomm
President



Bruce J. Crozier
Senior Vice President
and Chief Financial Officer

                         Report of Independent Auditors


To the Shareholders and Board of Directors
Scottish Annuity & Life Holdings, Ltd.

We have audited the accompanying consolidated balance sheets of Scottish Annuity & Life Holdings, Ltd. and subsidiaries (the "Company") as of December 31, 1999 and 1998, and the related consolidated statements of income, comprehensive loss, shareholders' equity, and cash flows for the year ended December 31, 1999 and for the period from May 12, 1998 (date of incorporation) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Annuity & Life Holdings, Ltd. and subsidiaries at December 31, 1999 and 1998, and the consolidated results of their operations and their cash flows for the year ended December 31, 1999 and for the period from May 12, 1998 (date of incorporation) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.


                                        /s/ Ernst & Young


George Town, Grand Cayman
British West Indies
March 22, 2000

                     Scottish Annuity & Life Holdings, Ltd.

                          Consolidated Balance Sheets

                       (Stated in United States Dollars)

                                                                 December 31
                                                             1999            1998
                                                        --------------  --------------
Assets
Fixed maturity investments                               $546,806,744    $178,520,719
Cash and cash equivalents                                  29,000,653      69,610,299
Receivables:
   Reinsurance premiums                                       298,295               -
   Risk fees                                                  861,552               -
   Due from investment brokers                                109,891       3,060,543
   Accrued interest                                         5,554,355       2,883,009
   Policy loans                                               536,420               -
Deferred acquisition costs                                  1,919,528               -
Present value of inforce business                          10,619,599               -
Other assets                                                  740,116         271,669
Goodwill                                                      200,000               -
Deferred tax benefit                                        2,218,077               -
Current income tax receivable                                 196,905               -
Fixed assets and leasehold improvements, net                1,026,820               -
Segregated assets                                         256,545,532               -
                                                         ------------    ------------
   Total assets                                          $856,634,487    $254,346,239
                                                         ============    ============

Liabilities
Reserves for future policy benefits                      $365,478,762   $           -
Accounts payable and accrued expenses                       4,347,648       1,959,160
Due to related party                                       11,601,464         326,900
Segregated liabilities                                    256,545,532               -
                                                         ------------    ------------
   Total Liabilities                                      637,973,406       2,286,060

Shareholders' Equity
Share capital:
   Issued and fully paid: 16,046,740 ordinary shares
   (18,568,440 ordinary shares December 31,1998)
   par value $0.01 per share                                  160,467         185,684
   Additional paid in capital                             227,534,287     252,291,320
Accumulated other comprehensive loss
   Unrealized depreciation of investments                 (15,684,732)       (853,146)
Retained Earnings                                           6,651,059         436,321
                                                         ------------    ------------
   Total shareholders' equity                             218,661,081     252,060,179
                                                         ------------    ------------
   Total liabilities and shareholders' equity            $856,634,487    $254,346,239
                                                         ============    ============

See accompanying notes to consolidated financial statements

                     Scottish Annuity & Life Holdings, Ltd.

                       Consolidated Statements of Income

                       (Stated in United States Dollars)


                                                  Year Ended       The Period
                                                 December 31,    Ended December
                                                     1999          31, 1998 *
                                                 -----------      -----------
Revenues
Investment income, net                           $24,068,240      $ 1,142,501
Insurance administration fees                        992,528          209,886
Variable life fees                                    21,438                -
Premiums and reinsurance fees, net                    21,311                -
Realized losses on securites, net                 (2,638,506)         (14,236)
                                                 -----------      -----------
  Total revenues                                  22,465,011        1,338,151
                                                 -----------      -----------

Benefits and expenses
Interest credited and other policy benefits        7,200,135                -
Acquisition costs & other insurance expenses       2,225,613                -
Operating expenses                                 4,205,930          901,830
                                                 -----------      -----------
  Total benefits and expenses                     13,631,678          901,830
                                                 -----------      -----------

 Net income before benefit                       -----------      -----------
  for federal income taxes                         8,833,333          436,321
                                                 -----------      -----------
Benefit for federal income taxes
  Current                                                  -                -
  Deferred                                           (41,386)               -
                                                 -----------      -----------
                                                     (41,386)               -
                                                 -----------      -----------
Net income                                       $ 8,874,719      $   436,321
                                                 ===========      ===========

Earnings per share

Basic and diluted net income                     $      0.50      $      0.12
                                                 ===========      ===========

* the period from May 12, 1998 (date of incorporation) to December 31, 1998

See accompanying notes to consolidated financial statements

                     Scottish Annuity & Life Holdings, Ltd.

                 Consolidated Statements of Comprehensive Loss

                       (Stated in United States Dollars)

                                            Year Ended        The Period
                                           December 31,     Ended December
                                              1999            31, 1998 *
                                           ------------    ---------------
Net income                                 $  8,874,719        $ 436,321
Other comprehensive loss
 Unrealized depreciation on investments     (17,470,092)        (867,382)
 Add: reclassification adjustment
  for losses included in net income           2,638,506           14,236
                                           ------------        ---------
 Unrealized depreciation on investments     (14,831,586)        (853,146)
                                           ------------        ---------
Comprehensive loss                         $ (5,956,867)       $(416,825)
                                           ============        =========

* the period from May 12, 1998 (date of incorporation) to December 31, 1998

See accompanying notes to consolidated financial statements

                     Scottish Annuity & Life Holdings, Ltd.

                Consolidated Statements of Shareholders' Equity

                       (Stated in United States Dollars)

                                             Year Ended      The Period
                                            December 31,    Ended December
                                                1999          31, 1998 *
                                            ------------     ------------
Share:
  Beginning of period                         18,568,440                -
  Issuance of founder shares                           -        1,500,000
  Repurchase of shares                        (2,529,700)      (1,100,000)
  Issuance to executive officers                   8,000                -
  Sales to direct investors                            -        1,418,440
  Initital public offering                             -       16,750,000
                                            ------------     ------------
  End of period                               16,046,740       18,568,440
                                            ============     ============
Share capital:
  Beginning of period                       $    185,684   $            -
  Issuance of founder shares                           -           15,000
  Repurchase of shares                           (25,297)         (11,000)
  Issuance to executive officers                      80                -
  Sales to direct investors                            -           14,184
  Initial public offering                              -          167,500
                                            ------------     ------------
  End of period                                  160,467          185,684
                                            ------------     ------------
Additional paid in capital:
  Beginning of period                        252,291,320                -
  Issuance of founder shares                           -          485,000
  Issuance of Class A warrants                         -          100,000
  Issuance of Class B warrants                         -          302,000
  Issuance of warrants                                 -           11,000
  Repurchase of shares                       (24,973,937)               -
  Issuance to executive officers                  87,920                -
  Sales to direct investors                            -       19,985,816
  Initial public offering                              -      231,407,504
  Issuance of equity options                     128,984                -
                                            ------------     ------------
End of period                                227,534,287      252,291,320
                                            ------------     ------------
Accumulated other comprehensive loss:
  Beginning of period                           (853,146)               -
  Unrealized depreciation on investments     (14,831,586)        (853,146)
                                            ------------     ------------
End of period                                (15,684,732)        (853,146)
                                            ------------     ------------
Retained earnings:
  Beginning of period                            436,321                -
  Net income                                   8,874,719          436,321
  Dividends paid                              (2,659,981)               -
                                            ------------     ------------
End of period                                  6,651,059          436,321
                                            ------------     ------------
Total shareholders' equity                  $218,661,081     $252,060,179
                                            ============     ============

* the period from May 12, 1998 (date of incorporation) to December 31, 1998

See accompanying notes to consolidated financial statements

                     Scottish Annuity & Life Holdings, Ltd.

                     Consolidated Statements of Cash Flows

                       (Stated in United States Dollars)

                                                          Year Ended      The Period
                                                         December 31,   Ended December
                                                            1999          31, 1998 *
                                                        -------------   ---------------
Operating activities
Net income                                              $   8,874,719    $     436,321
Adjustments to reconcile net income to
net cash provided by (used in) operating activities:
 Net realized losses on securities                          2,638,506           14,236
 Non cash salaries and professional fees                      128,984                -
 Depreciation                                                  94,856            1,598
 Amortization of deferred acquisition costs                   165,389                -
 Net change in policy benefit reserves                      1,097,944                -
 Changes in assets and liabilities, net of effects
  of acquisitions:
  Reinsurance premiums receivable                             230,766                -
  Policy loans                                                 26,199                -
  Other receivables                                           279,306       (5,943,552)
  Deferred acquisition costs                               (2,084,917)               -
  Other assets                                               (464,788)        (271,669)
  Goodwill                                                   (200,000)               -
  Deferred tax benefit                                        (41,386)               -
  Accounts payable and accrued expenses                    (2,588,719)       1,959,160
  Due to related party                                     11,274,564          326,900
                                                        -------------    -------------
Net cash provided by (used in) operating activities        19,431,423       (3,477,006)
                                                        -------------    -------------
Investing Activities
Cash acquired, net of payments for acquisitions            60,939,073                -
Purchase of securities                                   (846,767,542)    (179,388,101)
Proceeds on sales of securities                           475,246,053                -
Purchase of fixed assets & leasehold improvements          (1,121,676)          (1,598)
                                                        -------------    -------------
Net cash used in investing activities                    (311,704,092)    (179,389,699)
                                                        -------------    -------------
Financing activities
Deposits to insurance accounts                            305,653,734                -
Withdrawals from insurance accounts                       (26,419,496)               -
Issuance of company stock                                      88,000                -
Net cost of repurchase of company stock                   (24,999,234)               -
Dividends paid                                             (2,659,981)               -
Issuance of share capital                                           -      252,075,004
Issuance of Class A warrants                                        -          100,000
Issuance of Class B warrants                                        -          302,000
                                                        -------------    -------------
Net cash provided by financing activities                 251,663,023      252,477,004
                                                        -------------    -------------
Net change in cash and cash equivalents                   (40,609,646)      69,610,299
Cash and cash equivalents, beginning of period             69,610,299                -
                                                        -------------    -------------
Cash and cash equivalents, end of period                $  29,000,653    $  69,610,299
                                                        =============    =============

* the period from May 12, 1998 (date of incorporation) to December 31, 1998

See accompanying notes to consolidated financial statements

                     Scottish Annuity & Life Holdings, Ltd.

                   Notes to Consolidated Financial Statements

                               December 31, 1999

1.   Organization, business, and basis of presentation

Organization

Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings") was incorporated as an exempted company with limited liability on May 12, 1998 under the laws of the Cayman Islands. Scottish Holdings has been organized to provide annuity contracts and insurance policies, as discussed below, through its wholly-owned subsidiaries, Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), The Scottish Annuity Company (Cayman) Ltd. ("Scottish Annuity"), Scottish Holdings, Inc. ("SHI"), and Harbourton Reassurance, Inc. ("Harbourton") (collectively referred to as the "Company", and additionally referred to as "we", "our", and "us"). Prior to June 24, 1998, Scottish Holdings, Ltd. ("SHL"), a Cayman Islands company, owned all Ordinary Shares of Scottish Holdings. On July 8, 1998, Scottish Insurance received an unrestricted Class 'B' insurer's license under the insurance laws of the Cayman Islands. Scottish Holdings' initial public offering of its Ordinary Shares (the "IPO") was completed on November 30, 1998. Scottish Annuity was acquired by Scottish Holdings on December 31, 1999. The Company operates as an insurance company and engages in writing deferred variable annuities with a fixed annuity option with persons who are not resident in the Cayman Islands. Scottish Annuity also operates under the provision of an unrestricted Class `B' insurer's license under the insurance laws of the Cayman Islands. Scottish Holdings also acquired Harbourton (a U.S. based reinsurer) effective on September 30, 1999. Harbourton provides us with a United States platform to write insurance business. Harbourton is licensed in 15 states and the District of Columbia and is an authorized reinsurer in an additional 8 states.

Business

Our business activities currently consists of fee income from the administration of variable annuities for Scottish Annuity (prior to its acquistion) and includes life and annuity reinsurance and sales of variable life insurance policies.

Variable life insurance is a separate account product where the net premium is placed in a separate account for the policyholder that is not subject to the claims of the Company's general creditors. Our product is targeted towards high net worth individuals or families generally worth more than $10 million. A private money manager manages the cash values. We do not provide any investment management or advisory services to any individual variable life policyholder. We also offer variable life insurance products to corporate customers in the form of corporate owned life insurance, bank owned life insurance, and trust-owned life insurance. These types of policies are primarily used in connection with certain deferred compensation and bonus plans for executives. We also offer variable life insurance policies under a group policy that is owned by an employer to fund employee benefits.

Traditional reinsurance of life and annuity business is an arrangement under which an insurance company (the reinsurer) agrees to insure (assume risks of) another insurance company (the ceding company or cedent) for all or a portion of the insurance underwritten by the ceding company. Our reinsurance activities primarily focus on group and individual life and annuity type contracts.

Basis of presentation

Accounting Principles - Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all amounts are reported in United States dollars. We follow the accounting standards established by the Financial Accounting Standards Board and the American Institute of Certified Public Accountants.

Consolidation - We consolidate our results and have eliminated all significant intercompany transactions.

                     Scottish Annuity & Life Holdings, Ltd.

1. Organization, business, and basis of presentation (continued)

Estimates, risks and uncertainties - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed reinsurance liabilities. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

2.    Summary of significant accounting policies

As previously stated the consolidated financial statements are prepared in accordance with GAAP. The following are the significant accounting policies adopted by the Company:

Investments - Fixed maturities are classified as available for sale, and accordingly, we carry these investments at fair values on our consolidated balance sheets. The cost of fixed maturities is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive loss, unrealized depreciation on investments.

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

Investment transactions are accounted for on a trade date basis. Interest is recorded on the accrual basis.

Insurance administration fees - We collected insurance administration fees for the administration of a variable annuity book of business, which was written by Scottish Annuity. These fees are recognized ratably over the year based on the fair value of the underlying investments. (See note 11 for further discussion.)

Due from brokers - Due from brokers includes amounts receivable from our brokers for investment transactions that have not settled at year end.

Organizational and offering expenses - All formation and organization costs incurred have been expensed in the period ending December 31, 1998. All offering costs incurred in connection with the IPO, including certain amounts payable for investment banking and financial advisory services, have been deducted from the gross proceeds of the IPO.

Cash and cash equivalents - Cash and cash equivalents include fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value.

Policy revenues and related expenses - Our policy revenues are generated from reinsurance and variable life activities. The reinsurance revenues are derived from interest sensitive life products and traditional life reinsurance. The premium on interest sensitive products is reported as a deposit on the consolidated balance sheet with a corresponding liability. Revenues are reported periodically for the mortality, policy administration and surrender charges. The related policy benefits and claims expenses include benefit claims incurred in excess of deposits and interest credited to the policyholder for the period. The premiums from traditional reinsurance transactions are included in revenues over the premium paying period of the underlying policies. The related policy benefits and expenses are provided against the revenues to recognize profits over the estimated lives of the policies. Variable life insurance policies are also interest sensitive products and are reported like the reinsurance interest rate sensitive products except that the assets are reported in a separate account for the benefit of the policyholder.

                     Scottish Annuity & Life Holdings, Ltd.

2. Summary of significant accounting policies (continued)

Deferred policy acquisition costs - The costs of acquiring new business such as commissions, certain internal expenses related to policy issuance and underwriting departments, and certain variable selling expenses are capitalized and amortized in future periods. For variable life insurance and reinsurance of investment type fixed annuity contracts and reinsured variable annuity contracts, deferred policy acquisition costs will be amortized over the expected average life of the contracts as a constant percentage of the present value of estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which will be updated at the end of each accounting period. In computing amortization, interest will accrue to the unamortized balance of capitalized acquisition costs at the rate used to discount expected gross profits.

The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits will be reflected in earnings in the period such estimated gross profits are revised.

For reinsured fixed immediate annuity policies and traditional life insurance contracts, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date of the policy issuance and are consistently applied during the life of the policies. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these policies, the amortization periods generally are for the estimated lives of the policies.

When the liabilities for future policy benefits plus the present value of expected future gross premiums for a policy are insufficient to provide for expected future benefits and expenses for that policy, a premium deficiency reserve will be established by a charge to income.

Present value of inforce business - The present value of the inforce business will be amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at the assumed net credit rate.

Fixed assets and leasehold improvements - Fixed assets and leasehold improvements are recorded at cost and are depreciated over their estimated useful lives using the straight-line method.

Policyholders' benefit liabilities - The liabilities for interest sensitive products equal the accumulated account values of the policies or contracts as of the valuation date.

Liabilities for future benefits under traditional life insurance contracts reinsured are estimated using actuarial assumptions for mortality, morbidity, terminations, investment yields, and expenses applicable at the time the insurance contracts were entered into. Benefit liabilities for fixed annuities during the accumulation period equal their account values and, after annuitization equal the accumulated present value of expected future payments.

Separate account assets and liabilities - Separate account investments are recorded at the net asset values of the underlying funds invested in plus separate cash and cash equivalent balances, less separate account fees payable to the Company. The funds in the separated accounts are not part of the Company's general funds and are not available to meet the general obligations of the Company.

Separate account liabilities are the amounts set aside to pay the deferred variable annuities. They consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each separate account, less fees and withdrawals.

Separate account fees - Scottish Annuity charges separate account fees quarterly in advance. Such fees are recognized into income ratably. Separate account fees consist of Mortality, Expense and Distributions Risk Charges, Set-Up, and Maintenance and Supervisory Fees based on total assets in each contract holder's separate account. During 1996, Scottish Annuity ceased charging Maintenance and Supervisory Fees to substanially all contract holders and added an annual flat fee for contract administration. In addition, a contract holder may be charged a fee upon a partial or total surrender of the policy.

Fair value of financial instruments - The fair value of the consolidated balance sheets which qualify as financial instruments under Statement of Financial Accounting Standards ("SFAS") No. 107 "Disclosure About Fair Value of Financial Instruments", approximates the carrying amount presented in the consolidated financial statements.

                     Scottish Annuity & Life Holdings, Ltd.

2. Summary of significant accounting policies (continued)

Accounting Standards - The Financial Accounting Standards Board has issued the following accounting standard that will affect us.

SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", was issued in June 1998 and requires adoption no later than fiscal quarters of fiscal years beginning after June 15, 2000. The new standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction.

We have not yet completed our evaluation of the effect this standard will have on us.

3.   Business Acquisitions

SHI, a wholly owned subsidiary was formed on August 18, 1999, for the sole purpose of the purchase of Harbourton for a purchase price of $25,183,372. This transaction provides us with a United States platform to write insurance business. Harbourton is licensed in 15 states and the District of Columbia and is an authorized reinsurer in an additional 8 states.

On December 31, 1999, Scottish Holdings entered into an agreement with SHL to purchase all the outstanding shares of Scottish Annuity. Scottish Holdings paid SHL $11,601,464, subject to adjustment for the value of its net assets per its year end audited financial statements. Scottish Annuity operates as a life insurance company and engages in writing deferred variable annuities with a fixed annuity option with persons who are not resident in the Cayman Islands. It does not provide any investment management or advisory services.

The acquisitions described above were accounted for by the purchase method of accounting. In accordance with Accounting Principles Board ("APB") Opinion No. 16, "Business Combinations", the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

The following unaudited consolidated pro forma information utilizes our audited information for 1999 and 1998 and unaudited information for Scottish Annuity and Harbourton for the same periods. The proforma data assumes that both acquisitions had occurred on January 1, 1999 and May 12, 1998 respectively.

                                                 Year ended December     Period from May 12, 1998* to
                                                      31, 1999               December 31, 1998
                                             --------------------------------------------------------
Revenues                                           $        25,661,173             $       5,899,127
Net income (loss)                                  $         5,859,259             $      (2,124,277)
Net income (loss) per share                        $              0.33             $           (0.59)

* Date of incorporation

These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the acquisitions been in effect on January 1, 1999 or May 12, 1998 or of future results of operations.

4.   Information Concerning Business Segments

We record segmental reporting in accordance with SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information". The reportable lines of business offer different products and services. The Company's main lines of business are Reinsurance and Variable Products. Reinsurance and Variable Products activities have been defined in Note 1.

                     Scottish Annuity & Life Holdings, Ltd.

4.   Information Concerning Business Segments (continued)

The segmental reporting for the lines of business is as follows:


                                                                              December 31, 1999
                                                -------------------------------------------------------------------------------
                                                                      Variable
                                                   Reinsurance         Products            Other                 Total
                                                -------------------------------------------------------------------------------
REVENUES
Premiums and reinsurance fees, net              $     21,311         $        -        $          -           $     21,311
Investment income, net                             9,723,710                  -          14,344,530             24,068,240
Realized gains (losses) on securities                191,213                  -          (2,829,719)            (2,638,506)
Variable products fees                                     -             21,438                   -                 21,438
Insurance administration fees                              -            992,528                   -                992,528
                                                -------------------------------------------------------------------------------
        Total revenues                             9,936,234          1,013,966          11,514,811             22,465,011

BENEFITS AND EXPENSES
Interest credited and other policy benefits        7,200,135                  -                   -              7,200,135
Acquisition costs and other
 insurance expenses                                1,905,048            320,565                   -              2,225,613
Operating expenses                                    70,854             10,519           4,124,557              4,205,930
                                                -------------------------------------------------------------------------------
        Total benefits and expenses                9,176,037            331,084           4,124,557             13,631,678
Benefit for federal income taxes
  Current                                                  -                  -                   -                      -
  Deferred                                           (41,386)                 -                   -                (41,386)
                                                -------------------------------------------------------------------------------
        Net income                              $    801,583         $  682,882        $  7,390,254           $  8,874,719
                                                ===============================================================================

Our activities for the period ended December 31, 1998 were limited to investment income on capital and operating expenses not specifically allocated to a line of business and therefore, no comparative information has been provided. For 1999, the "Other" category includes investment income and realized losses on capital and operating expenses not specifically allocated to a line of business.

Assets as of December 31, 1999 for the Reinsurance and Variable Products lines of business were $407,057,362 and $268,174,719, respectively. Assets of $181,402,406 were not specifically allocated to a line of business. Deferred acquisition costs for the Reinsurance line was $1,851,893 and for the Variable line was $67,635. Present value of inforce business for the Reinsurance line was $119,599 and for the Variable line was $10,500,000. Reserves for future policy benefits relate to the Reinsurance line of business. Segregated assets and liabilities relate to the Variable Products line of business. As of December 31, 1998, all assets and liabilities were not specifically allocated to a line of business.

5.   Earnings per Ordinary Share

We calculate earnings per ordinary share in accordance with SFAS No. 128 "Earnings per Share" (EPS). Basic EPS excludes the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities under the treasury stock method.

The weighted-average number of shares is determined by the number of days the shares have been outstanding over the accounting period.

The dilutive impact of our warrants and options is not material and therefore, has no effect on EPS.

                    Scottish Annuity & Life Holdings, Ltd.

5.  Earnings per Ordinary Shares (continued)

                                                                        Year Ended                Period
                                                                         December             ended December
                                                                         31, 1999               31, 1998*
                                                                      ----------------------------------------
Net income                                                              $  8,874,719         $   436,321

Weighted average number of shares outstanding                             17,919,683           3,586,788
Basic and diluted net income per ordinary share                         $       0.50         $      0.12

Actual shares outstanding                                                 16,046,740          18,568,440

*  the period from May 12, 1998 (date of incorporation) to December 31, 1998

At December 31, 1998, the Company had a relatively small number of shares outstanding from the date of incorporation through the initial public offering on November 30, 1998. As a result, the weighted average number of shares outstanding for the period ended December 31, 1998 and the related EPS are not meaningful, in the opinion of management.

6.   Fixed Maturities

The amortized cost, gross unrealized appreciation and depreciation, and estimated fair values of our fixed maturity investments are as follows:

                                                                December 31, 1999

                                                        Gross Unrealized    Gross Unrealized   Estimated Fair
                                      Amortized Cost      Appreciation         Depreciation        Value
                                      ----------------------------------------------------------------------
U.S. treasury securities and
 obligations of U.S. government
 agencies                              $ 21,375,543           $     646       $ (2,072,729)    $  19,303,460

U.S. corporate securities               190,641,123             112,606         (7,226,609)      183,527,120
Mortgage and asset backed
 securities                             350,474,810             113,767         (6,612,413)      343,976,164
                                      -----------------------------------------------------------------------
                                      $ 562,491,476           $ 227,019       $(15,911,751)    $ 546,806,744
                                      =======================================================================

                                                                December 31, 1998

                                                        Gross Unrealized    Gross Unrealized   Estimated Fair
                                      Amortized Cost      Appreciation         Depreciation        Value
                                      ----------------------------------------------------------------------
U.S. treasury securities and
 obligations of U.S. government
 agencies                              $ 77,060,078           $     885       $   (632,945)    $  76,428,018

U.S. corporate securities                64,174,716             106,203           (256,058)       64,024,861
Mortgage and asset backed
 securities                              38,139,071              23,992            (95,223)       38,067,840
                                      -----------------------------------------------------------------------
                                      $ 179,373,865           $ 131,080       $   (984,226)    $ 178,520,719
                                      =======================================================================

                    Scottish Annuity & Life Holdings, Ltd.

6.    Fixed Maturities (continued)

The contractual maturities of the fixed maturities are as follows. Actual maturities may differ as a result of calls and prepayments.

                                                       December 31, 1999
                                             -----------------------------------
                                                Amortized          Estimated
                                                   Cost           Fair Value
                                             -----------------------------------
Due in one year or less                      $    4,196,759       $   4,200,585
Due in one year through five years              102,304,343         100,215,581
Due in five years through ten years              79,773,425          75,975,816
Due after ten years                              25,742,139          22,438,598
                                             -----------------------------------
                                                212,016,666         202,830,580
Mortgage and asset backed securities            350,474,810         343,976,164
                                             -----------------------------------
                                             $  562,491,476       $ 546,806,744
                                             ===================================

                                                       December 31, 1998
                                             -----------------------------------
                                                Amortized          Estimated
                                                   Cost            Fair Value
                                             -----------------------------------
Due in one year or less                      $    2,500,000       $   2,500,000
Due in one year through five years               77,113,324          76,730,208
Due in five years through ten years              30,084,831          30,049,753
Due after ten years                              31,536,639          31,172,918
                                             -----------------------------------
                                                141,234,794         140,452,879
Mortgage and asset backed securities             38,139,071          38,067,840
                                             -----------------------------------
                                             $  179,373,865       $ 178,520,719
                                             ===================================

Gross gains and gross losses for the periods are as follows:

                                              Year Ended
                                              December 31,    Period from May 12, 1998*
                                                 1999          to December 31, 1998
                                            --------------    -------------------------
Gross realized gains                        $    765,011          $     88,368
Gross realized losses                       $  3,403,517          $    102,604

* Date of incorporation

At December 31, 1999 and 1998, investments owned by the Company for which no readily available market quotation exists were valued at $8,647,037 and $nil, respectively. Our investment manager obtains prices for these investments from a third party source. The realizable value of the securities may differ from the amount recorded in the consolidated balance sheets.

7.  Present Value of Inforce Business

Total amortization of the present value of inforce business was $ nil for the year ended December 31, 1999 and $ nil for the period ended December 31, 1998. Based on the amortization method and expected gross profits, the following chart provides the percentage of the present value of inforce business that we expect to amortize each year for the next 5 years:

                                Percent Amortized
                Year            In the Year
                ----            -----------------
                2000                    0.64%
                2001                    1.96%
                2002                    3.41%
                2003                    5.13%
                2004                    7.18%

8.  Reserves

Activity in the liability for unpaid claims and claim adjustment expense is summarized below.

                                                        Year Ended
                                                        December 31,
                                                            1999
                                                        ------------
Balance at the beginning of the year                    $         -
Liabilities assumed                                      105,653,734
                                                        ------------
                                                         105,653,734
                                                        ------------
Adjustments to reserves                                   (1,861,689)
Amortization of discount                                   3,497,514
                                                        ------------
Total incurred liabilities                                 1,635,825
                                                        ------------
                                                         107,289,559
Benefits paid in the current year                         12,133,782
                                                        ------------
Balance at the end of the year                          $ 95,155,777
                                                        ============

During the year, the Company reinsured a closed block of long-term disability claims. Our adjustment to reserves reflects changes in the estimates underlying the initial reserves and improvements in our case management.

As of December 31, 1999, the unpaid claims and claim adjustment liability for these contracts is included in reserves for future policy benefits.

We had no reserves for future policy benefits for the period ended December 31, 1998.

The Company has entered into a reinsurance funding agreement that features put options for the ultimate insureds. If executed, these options would require the Company to repay liabilities within seven or thirty days. Total liabilities subject to the put options total $185,714,286. The Company holds marketable securities to meet these obligations.

9.  Shareholders' Equity

Effective June 24, 1998, SHL transferred to its shareholders all of its ordinary shares in Scottish Holdings by way of a distribution. On October 22, 1998, we paid nominal consideration and issued 900,000 Class A warrants to reacquire and cancel 1,100,000 of our issued and outstanding ordinary shares.

On November 30, 1998, we closed our IPO of 16,750,000 ordinary shares for proceeds received net of underwriting discounts and commissions totaling $235,375,000. Simultaneous with the initial closing of the IPO, direct sales of 1,418,440 ordinary shares and 400,000 Class A warrants were made to Direct Investors for net proceeds of $20,000,000.

                    Scottish Annuity & Life Holdings, Ltd.

9.  Shareholders' Equity (continued)

Common shares

We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

At December 31, 1998, 18,568,440 ordinary shares were outstanding. In January 1999, 8,000 shares were issued as non-monetary compensation to an executive officer.

On September 1, 1999, it was agreed by the directors of the Company to enter into a share repurchase program. This was completed November 2, 1999, resulting in 2,529,700 shares being repurchased for a total amount of $24,999,234.

As at December 31, 1999, 16,046,740 ordinary shares were outstanding.

Preferred shares

We are authorized to issue 50,000,000 preferred shares of par value $0.01 each. At the balance sheet dates there were no preferred shares issued or outstanding.

Warrants

In connection with our initial capitalization, we issued Class A warrants to purchase an aggregate of 1,550,000 ordinary shares to related parties. The aggregate consideration of $100,000 paid for these warrants is reflected as additional paid-in-capital. The Class A warrants were issued on June 9, 1998 at the initial stage of the development of our business plan when the feasibility of proceeding with the offering was uncertain. The consideration paid for the Class A warrants was determined to be fair value in the judgement of management in light of such uncertainty. Effective September 3, 1998, the Class A warrant agreements were superseded by Amended and Restated Class A warrant agreements with no material impact on the operation of the agreements. The exercise price of the Class A warrants is $15 per share of the Company's ordinary shares. The Class A warrants become exercisable in equal amounts over a three-year period commencing on the first anniversary of the consummation of the Offering. The Class A warrants will expire on the tenth anniversary of the consummation of the Offering.

We entered into Warrant Purchase Agreements whereby The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. purchased an aggregate of 200,000 Class B warrants for an aggregate purchase price of $302,000 which is reflected as additional paid-in-capital. Class B Warrants are exercisable at $15 per ordinary share, in equal amounts over a three-year period commencing one year after the Offering and expire ten years after the consummation of the Offering. Management is of the view that the agreed sale price of the Class B Warrants represented fair value at the time of purchase. The Roman Arch Fund L.P. and the Roman Arch Fund II L.P. are each limited partnerships and affiliates of Prudential Securities Incorporated, one of the underwriters of the IPO, and make investments for the benefit of limited partners who are employees of Prudential Securities Incorporated.

The Class B warrants were issued after our business plan underwent further development and we were in a position to proceed with the Offering. As a result, the Class B warrants were issued for greater consideration. Effective September 3, 1998, the Class B warrant agreements were superseded by Amended and Restated Class B warrant agreements with no material impact on the operation of the agreements. As of December 31, 1999, no Class A or Class B warrants have been executed.

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

For its distribution activities, we are authorized to issue up to 750,000 Class C warrants to Westport at an exercise price equal to $15 per ordinary share. The warrants are issuable over a four-year period beginning on January 1, 2000 and on each anniversary thereafter in an amount to be determined by a formula, as defined, in the agreement. The Class C warrants, if issued, will be for a term expiring ten years from the date of the Offering. We apply the fair value method of SFAS Statement No. 123, "Accounting for Stock-Based Compensation," in accounting for these warrants. No Class C warrants had been issued as of December 31, 1999.

                    Scottish Annuity & Life Holdings, Ltd.

10.  Stock Option Plan

The Company has two stock option plans (the "1998 Plan" and the "1999 Plan") which allows us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee Directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plan, of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Unless otherwise provided in the option agreement, the options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

Option activity under the 1998 Plan is as follows:

                                                                                    Weighted Average
                                     Shares Available        Number of             Exercise Price of
                                         for Grant             Shares             Options Outstanding
                                   --------------------------------------------------------------------
Balance, May 12, 1998*                                  -                    -                 $      -
Authorized                                      1,600,000                    -                        -
Granted                                        (1,070,000)           1,070,000                  15.0000
Exercised                                               -                    -                        -
Canceled                                                -                    -                        -
Unvested shares repurchased                             -                    -                        -
                                   --------------------------------------------------------------------
Balance, December 31, 1998                        530,000            1,070,000                  15.0000
Authorized                                              -                    -                        -
Granted                                          (545,600)             545,600                  15.0000
Exercised                                               -                    -                        -
Canceled                                          233,333             (233,333)                 15.0000
Unvested shares repurchased                             -                    -                        -
                                   --------------------------------------------------------------------
Balance, December 31, 1999                        217,733            1,382,267                  15.0000
                                   ====================================================================

* Date of incorporation

Option activity under the 1999 Plan is as follows:

                                                                                   Weighted Average
                                     Shares Available        Number of            Exercise Price of
                                         for Grant            Shares             Options Outstanding
                                   -------------------------------------------------------------------
Balance, December 31, 1998                              -                    -                 $     -
Authorized                                        750,000                    -                       -
Granted                                          (325,000)             325,000                  8.0625
Exercised                                               -                    -                       -
Canceled                                                -                    -                       -
Unvested shares repurchased                             -                    -                       -
                                   -------------------------------------------------------------------
Balance, December 31, 1999                        425,000              325,000                  8.0625
                                   ===================================================================

In addition to the Company's stock option plans, 750,000 options were authorized to be issued to new employees of our U.S. operations by the Board of Directors at an exercise price to be determined on the date of the grant. The term of the options shall be seven years from the date of grant. The options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date. Of the 750,000 options authorized, 586,000 have been granted to new employees of our U.S. operations, pursuant to a resolution of the Board of Directors, at an exercise price equal to the fair market value of our ordinary shares at the date of the grant. The options that have been granted are reflected in the pro forma and outstanding options calculations below.

Subsequent to year end, 300,000 options under the 1998 Plan were canceled and 400,000 options were granted to our President under the 1998 Plan.

We have adopted the disclosure provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" ("APB 25") and related Interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for the employee stock options under the fair value method of that Statement.

                    Scottish Annuity & Life Holdings, Ltd.

10.  Stock Option Plan (continued)

The Binomial option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. Our pro forma information follows:

                                                                              Period from
                                                           Year ended         May 12, 1998*
                                                           December 31,       to December
                                                               1999            31, 1998
                                                      --------------------------------------
Net income - as reported                                       $8,874,719           $436,321
Net income - pro forma                                         $7,037,799           $331,699
Basic and diluted net income per share - as reported           $     0.50           $   0.12
Basic and diluted net income per share - pro forma             $     0.39           $   0.09

* Date of incorporation

The fair value for the options was estimated at the date of grant using the Binomial option-pricing model with the following assumptions:

                                                               1999                1998
                                                      ---------------------------------------
Expected dividend yield                                             2.44 %              1.33 %
Risk free interest rate                                             6.44 %              5.52 %
Expected volatility                                                0.667                0.22

The following table summarizes information concerning outstanding and exercisable options at December 31, 1999:

                               Options Outstanding                                             Options Exercisable
----------------------------------------------------------------------------------     ---------------------------------
                                            Weighted Average          Weighted                              Weighted
    Range of            Number           Remaining Contractual        Average               Number          Average
 Exercise  Prices     Outstanding           Life (in Years)        Exercise Price         Exercisable    Exercise Price
----------------------------------------------------------------------------------     ---------------------------------
$ 8.00 -  8.20                 911,000                      8.06          $ 8.0861                   -          $      -
$ 12.00 - 15.00              1,382,267                      8.99          $15.0000             267,333          $15.0000
                 -----------------------------------------------------------------     ---------------------------------
                             2,293,267                      8.62          $11.5503             267,333          $15.0000
                 -----------------------------------------------------------------     ---------------------------------

The following table summarizes information concerning outstanding and exercisable options at December 31, 1998:

                               Options Outstanding                                             Options Exercisable
----------------------------------------------------------------------------------     ---------------------------------
                                            Weighted Average          Weighted                              Weighted
    Range of             Number          Remaining Contractual        Average               Number          Average
 Exercise  Prices     Outstanding           Life (in Years)        Exercise Price         Exercisable    Exercise Price
----------------------------------------------------------------------------------     ---------------------------------
$ 12.00 - 15.00              1,070,000                      9.92          $15.0000                   -    $            -
                 -----------------------------------------------------------------     ---------------------------------

As of December 31, 1999, options for 203,267 ordinary shares, exercisable at a price of $15 per share, have been granted to certain non-employee participants in the Plan (160,000 at December 31, 1998). The Company applies the fair value method of SFAS No. 123, in accounting for stock options granted to non-employees who provide services to the Company.

Note 11: Pension Contributions

The Company has a defined contribution retirement plan covering substantially all employees. Company contributions to the plan are two times the employee contribution. Employee contributions are defined by legislation in the Cayman Islands, and vary between 2% and 5% of salary. Amounts charged to operations under this plan were $114,759 for the year ended December 31, 1999 and $ nil for the period ended December 31, 1998.

12.  Taxation

There is presently no taxation imposed on income or capital gains by the Government of the Cayman Islands. If any taxation were to be enacted, Scottish Holdings and Scottish Insurance have been granted exemptions therefrom until 2018 and Scottish Annuity has been granted exemptions therefrom until 2014. These companies operate in a manner such that they will owe no United States tax other than premium excise taxes and withholding taxes on certain investment income.

Both Harbourton and SHI are U.S. corporations and therefore are liable for Federal Income Tax. The valuation allowances for December 31, 1999 are related primarily to the tax benefit of the unrealized depreciation on securities and realized capital loss carryforwards of Harbourton.

                    Scottish Annuity & Life Holdings, Ltd.

12. Taxation (continued)

Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Upon distribution of current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to U.S. withholding taxes at a 30% rate.

At December 31, 1999, the Company has net operating loss carryforwards of approximately $3.3 million for income tax purposes that expire in years 2012 through 2014. The Company also has capital loss carryforwards of approximately $3.7 million for income tax purposes that expire in years 2002 through 2004. Those carryforwards resulted primarily from the Company's 1999 acquisition of Harbourton. For financial reporting purposes, a valuation allowance of approximately $1.2 million has been recognized to offset the deferred tax assets related to the capital loss carryforwards acquired. When realized, the tax benefit for those items will be applied to reduce intangible value related to the acquisition of Harbourton.

Significant components of our deferred tax assets and liabilites are as follows:

Deferred tax assets
        Net operating losses                           $ 1,126,031
        Capital losses                                   1,258,717
        Alternative minimum tax credits                     20,083
        Unrealized depreciation on investments             366,211
        Accrued market discount                             82,985
        Negative proxy deferred acquisition costs          993,732
                                                       ------------
Total deferred tax assets                                 3,847,759
Valuation allowance                                      (1,624,928)
                                                       ------------
Deferred tax assets net of valuation allowance            2,222,831
Deferred tax liabilities:
        Reserves for future policy benefits                   4,754
                                                       ------------
Total deferred tax liabilities                                4,754
                                                       ------------
Net deferred tax asset                                  $ 2,218,077
                                                       ============

For the year ended December 31, 1999 we have income tax benefits from operations as follows:

Current tax benefit                                    $          -
Deferred tax benefit                                        (41,386)
                                                       ------------
Total tax benefit                                       $   (41,386)
                                                       ------------

Income tax expenses attributable to continuing operations differs from the amount of income tax expense that would result from applying the federal statutory rates to pretax income from operating due to the following:

Pretax GAAP income at 34%                               $ 3,003,333
Income not subject to tax at 34%                         (3,095,668)
Other                                                        50,949
                                                       ------------
        Tax benefit                                     $   (41,386)
                                                       ============

                    Scottish Annuity & Life Holdings, Ltd.

13.  Statutory Requirements and Dividend Restrictions

Under The Insurance Law of the Cayman Islands, Scottish Insurance and Scottish Annuity must each maintain a minimum net capital worth of $240,000.

Our ability to pay dividends depends on the ability of Scottish Insurance and Scottish Annuity pay dividends to Scottish Holdings. While we are not subject to any significant legal prohibitions on the payment of dividends, Scottish Insurance and Scottish Annuity will be subject to Cayman Islands regulatory constraints, which affect its ability to pay dividends. Scottish Insurance and Scottish Annuity are prohibited from declaring or paying a dividend if such payment would reduce their net capital worth below $240,000.

14.  Related Parties

Scottish Annuity agreement - Prior to our acquisition of Scottish Annuity, Scottish Insurance entered into an Insurance Administration, Services and Referral Agreement (the "Agreement") with Scottish Annuity effective October 1, 1998. Scottish Insurance provided Scottish Annuity with a variety of insurance administration, accounting and other services. Scottish Insurance received compensation equal to 0.50% per annum of the quarterly separate account value of each annuity contract issued by Scottish Annuity subject to a minimum of US$25,000 per year

In addition, pursuant to this agreement (i) Scottish Annuity refrained from the direct or indirect offer or sale of any life insurance products and refered only to Scottish Insurance any opportunity or inquiry that it received to issue and sell any life insurance products, and (ii) Scottish Insurance refrained from the direct or indirect offer or sale of any variable annuity products and refered only to Scottish Annuity any opportunity or inquiry that it received to issue and sell any variable annuity products.

The agreement remained in effect until December 31, 1999.

Purchase of Scottish Annuity - On December 31, 1999 Scottish Holdings purchased all of the outstanding shares of Scottish Annuity from SHI. Our Chief Executive Officer and certain members of our board of directors own 95% of SHI. The purchase price paid was assessed for fairness by an independent party and therefore, management believes it represents a value that would have been reached at arms-length.

DC Planning agreement - We entered into a consulting services agreement with DC Planning, an insurance consulting firm that develops life insurance products and acts as a consultant on insurance matters for high net worth families, trust companies and other fiduciaries. Under the terms of the agreement, DC Planning provided certain consulting services to the Company, including with respect to the development and implementation of its business plan. This agreement ceased with the death of Howard Shapiro who was the managing partner of DC Planning.

15.  Credit Arrangements

At December 31, 1999 the Company had in place a $50 million revolving line of credit with a U.S. bank. Under the agreement, the Company has the option to
borrow at a predetermined interest rate of 40 basis points over LIBOR.   The
terms of the agreement expire on December 22, 2000 but are renewable with the agreement of both parties.

Additionally, the Company has entered into a stand-by letter of credit agreement the terms of which allow the Company to issue letters of credit up to $25 million dollars. The terms of the stand-by letter of credit agreement expire July 13, 2000. In January, 2000, the amount available to the Company was reduced to $20 million to reflect the availability of credit under the revolving letter of credit.

As of December 31, 1999 and 1998, the Company had not utilized either of the above credit facilities.

                    Scottish Annuity & Life Holdings, Ltd.

16.  Quarterly Financial Data (Unaudited)

Quarterly financial data for the year ended December 31, 1999 is as follows:

                                                                          1999
                                                  ------------------------------------------------------
                                                     March 31      June 30    September 30   December 31
                                                  ------------------------------------------------------
REVENUES
Premiums and reinsurance fees, net                  $        -   $        -    $         -    $   21,311
Investment income, net                               3,321,252    4,124,756      7,145,693     9,476,539
Realized losses on securities, net                    (963,914)    (518,911)    (1,014,444)     (141,237)
Insurance administration and
  variable life fees                                   225,785      250,495        267,998       269,688
                                                  ------------------------------------------------------
               Total revenues                        2,583,123    3,856,340      6,399,247     9,626,301
BENEFITS AND EXPENSES
Interest credited and other policy benefits                  -      319,666      2,660,664     4,219,805
Acquisition costs and other
  insurance expenses                                   255,100      423,517        570,537       976,459
Operating expenses                                     710,898      922,350        902,944     1,669,738
                                                  ------------------------------------------------------
    Total benefits and expenses                        965,998    1,665,533      4,134,145     6,866,002
    Net income before benefit for income taxes       1,617,125    2,190,807      2,265,102     2,760,299
Deferred benefit for federal income taxes                    -            -              -       (41,386)
                                                  ------------------------------------------------------
    Net Income                                      $1,617,125   $2,190,807    $ 2,265,102    $2,801,685
                                                  ======================================================

EARNINGS PER SHARE
                                                  ------------------------------------------------------
  Basic and diluted net income                      $     0.09   $     0.12    $      0.12    $     0.18
                                                  ======================================================



Quarterly financial data for the period ended December 31, 1998 is as follows:

                                                                               1998
                                                   ---------------------------------------------------------------
                                                       June 30             September 30           December 31
                                                   ---------------------------------------------------------------
REVENUES
Premiums and reinsurance fees, net                   $              -  $                  -  $                   -
Investment income, net                                          1,501                     -              1,126,764
Insurance administration and
  variable life fees                                                -                     -                209,886
                                                   ---------------------------------------------------------------
        Total revenues                                          1,501                     -              1,336,650
BENEFITS AND EXPENSES
Interest credited and other policy benefits                         -                     -                      -
Acquisition costs and other
  insurance expenses                                                -                     -                      -
Operating expenses                                             22,578                98,153                781,099
                                                   ---------------------------------------------------------------
        Total benefits and expenses                            22,578                98,153                781,099
                                                   ---------------------------------------------------------------
        Net (loss) income                                    $(21,077)             $(98,153)            $  555,551
                                                   ===============================================================
EARNINGS PER SHARE
                                                   ---------------------------------------------------------------
  Basic and diluted net (loss) income                         $(0.01)             $  (0.07)                  $0.08
                                                   ===============================================================

                                   SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                 SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                 By:     /s/ Michael C. French
                         --------------------------------
                             Michael C. French
                             Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

        Signature                               Title                      Date
------------------------           ----------------------------------  ---------------

/s/ Michael C. French              Chief Executive Officer and         April 3, 2000
------------------------           Director (Principal Executive
    Michael C. French              Officer)


/s/ Bruce J. Crozier               Senior Vice President-Chief         April 3, 2000
------------------------           Financial Officer and Secretary
   Bruce J. Crozier                (Principal Financial Officer
                                   and Principal Accounting Officer)

           *                       Director                            April 3, 2000
------------------------
        Sam Wyly

           *                       Director                            April 3, 2000
------------------------
     Michael Austin

           *                       Director                            April 3, 2000
------------------------
   R. Duke Buchan III

           *                       Director                            April 3, 2000
------------------------
    Robert M .Chmely

           *                       Director                            April 3, 2000
------------------------
     David Matthews

           *                       Director                            April 3, 2000
------------------------
  Bill Caulfeild-Browne

           *                       Director                            April 3, 2000
------------------------
  Charles J. Wyly, Jr.

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

                        /s/ Michael C. French
                        ---------------------
                         Michael C. French
                         Attorney-in-Fact

                                 EXHIBIT INDEX
                                 -------------


 EXHIBIT
SEQUENTIAL
  NUMBER
 PAGE NO.                                        DESCRIPTION OF DOCUMENT
----------                                       -----------------------
--------------------------------------------------------------------------------

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

  4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

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

 10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 4.6 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

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

 10.9 Investment Management Agreement dated October 22, 1998 between the Company and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1 filed with the Securities Exchange Commission on June 19, 1998, as amended).

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

 10.13 Investment Advisory Service between the Company and Prudential Securities Corporation (incorporated herein by reference to Exhibit
            10.15 to the Company's Registration Statement on Form 10-K filed with the Securities Exchange Commission on March 30, 1999).

 10.14      1999 Stock Option Plan.

 10.15      Form of Stock Options Agreement in connection with 1999 Stock Option
            Plan.

 10.16 Employment Agreement dated March 08, 2000 between the Company amd Scott E. Willkomm.

 21.1       Subsidiaries of Registrant.

 24.1       Powers of Attorney.

 27.1       Financial Data Schedule.