Form 10-Q
period 2000-03-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2000-05-12
CIK 1064122

================================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549
                              __________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
      Act of 1934 For the quarterly period ended March 31, 2000

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

As of May 10, 2000, Registrant had 16,046,740 Ordinary Shares outstanding.

================================================================================

                               Table of Contents

PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS
          Condensed Consolidated Balance Sheets, March 31, 2000
          (Unaudited) and December 31, 1999 (note 1)                          2

          Condensed Consolidated Statements of Income - Three Months
          Ended March 31, 2000 (Unaudited) and the Three Months Ended
          March 31, 1999 (Unaudited)                                          3

          Condensed Consolidated Statements of Comprehensive Income
          (Loss) - Three Months Ended March 31, 2000 (Unaudited) and
          the Three Months Ended March 31, 1999 (Unaudited)                   4

          Condensed Consolidated Statements of Shareholders' Equity -
          Three Months Ended March 31, 2000 (Unaudited) and the Three
          Months Ended March 31, 1999 (Unaudited)                             5

          Condensed Consolidated Statements of Cash Flows - Three Months
          Ended March 31, 2000 (Unaudited) and the Three Months Ended
          March 31, 1999 (Unaudited)                                          6

          Notes to Condensed Consolidated Financial Statements
          (Unaudited)                                                         7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                          13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK         16

PART II   OTHER INFORMATION

          ITEM 1.                                                            16

          ITEM 2 through ITEM 5                                              16

          ITEM 6                                                             17

          SIGNATURES                                                         18

                                    PART I
                             FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                    Scottish Annuity & Life Holdings, Ltd.
                     Condensed Consolidated Balance Sheets
                       (Stated in United States Dollars)

                                                                              March 31, 2000    December 31, 1999
                                                                               (unaudited)           (note 1)
                                                                          ---------------------------------------
ASSETS
Fixed maturity investments                                                       $527,398,113        $546,806,744
Cash and cash equivalents                                                          31,475,648          29,000,653
Receivables:
    Reinsurance premiums                                                              316,839             298,295
    Due from reinsurers                                                             8,107,433                -
    Risk fees                                                                         595,746             861,552
    Due from investment brokers                                                        69,015             109,891
    Accrued interest                                                                4,749,391           5,554,355
    Policy loans                                                                      502,166             536,420
Deferred acquisition costs                                                          2,908,405           1,919,528
Present value of inforce business                                                  10,722,599          10,619,599
Other assets                                                                          661,177             740,116
Goodwill                                                                              250,000             200,000
Deferred tax benefit                                                                2,158,450           2,218,077
Current income tax receivable                                                         100,934             196,905
Net fixed assets and leasehold improvements                                         1,563,444           1,026,820
Segregated assets                                                                 270,136,062         256,545,532
                                                                          ---------------------------------------
                  Total assets                                                   $861,715,422        $856,634,487
                                                                          =======================================

LIABILITIES
Reserves for future policy benefits                                              $367,673,507        $365,478,762
Accounts payable and accrued expenses                                               4,142,812           4,347,648
Due to related party                                                                   39,302          11,601,464
Segregated liabilities                                                            270,136,062         256,545,532
                                                                          ---------------------------------------
                  Total liabilities                                               641,991,683         637,973,406
                                                                          ---------------------------------------


SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
    Issued and fully paid: 16,046,740 ordinary shares                                 160,467             160,467
    Additional paid in capital                                                    227,543,203         227,534,287
Accumulated other comprehensive loss -
    Unrealized depreciation on investments                                        (15,859,305)        (15,684,732)
Retained earnings                                                                   7,879,374           6,651,059
                                                                          ---------------------------------------
                  Total shareholders' equity                                      219,723,739         218,661,081
                                                                          ---------------------------------------
                  Total liabilities and shareholders' equity                     $861,715,422        $856,634,487
                                                                          =======================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                  Condensed Consolidated Statements of Income
                       (Stated in United States Dollars)
                                   Unaudited

                                                                                 Three Months                   Three Months
                                                                                  ended March                    ended March
                                                                                   31, 2000                       31, 1999
                                                                       -------------------------------------------------------------
REVENUES
Net premiums & reinsurance fees                                              $               32,373          $                -
Investment income, net                                                                    9,765,138                      3,321,252
Realized losses on securities, net                                                         (127,657)                      (963,914)
Insurance administration and
  variable fees                                                                             449,572                        225,785
                                                                       -------------------------------------------------------------
               Total revenues                                                            10,119,426                      2,583,123

BENEFITS & EXPENSES
Claims and other policy benefits                                                          5,275,603                           -
Acquisition costs and other
  insurance expenses                                                                      1,114,177                        255,100
Operating expenses                                                                        1,639,367                        710,898
                                                                       -------------------------------------------------------------
               Total benefits & expenses                                                  8,029,147                        965,998
                                                                       -------------------------------------------------------------
               Net income before provision for federal income taxes          $            2,090,279          $           1,617,125
                                                                       -------------------------------------------------------------

PROVISION FOR FEDERAL INCOME TAXES
               Current                                                                         -                              -
               Deferred                                                                      59,627                           -
                                                                       -------------------------------------------------------------
               Net income                                                    $            2,030,652          $           1,617,125
                                                                       =============================================================

    Earnings per share, basic & diluted                                      $                0.13           $               0.09
                                                                       =============================================================
    Dividends declared per share                                             $                0.05           $               0.05
                                                                       =============================================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Consolidated Statements of Comprehensive Income (Loss)
                       (Stated in United States Dollars)
                                   Unaudited

                                                                        Three Months             Three Months
                                                                         ended March              ended March
                                                                           31, 2000                 31, 1999
                                                                  -------------------------------------------------
Net income                                                             $        2,030,652     $          1,617,125
Other comprehensive loss, net of taxes
    Unrealized depreciation on
    investments:
        Unrealized holding depreciation arising during
        the period                                                               (302,230)              (3,687,154)
        Add: reclassification adjustment for losses
        included in net income                                                    127,657                  963,914
                                                                  -------------------------------------------------
    Unrealized depreciation on investments                                       (174,573)              (2,723,240)
                                                                  -------------------------------------------------
Comprehensive income (loss)                                            $        1,856,079     $        (1,106,115)
                                                                  =================================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
           Condensed Consolidated Statements of Shareholders' Equity
                       (Stated in United States Dollars)
                                   Unaudited

                                                                          Three Months        Three Months
                                                                          ended March         ended March
                                                                            31, 2000            31, 1999
                                                                     ---------------------------------------
SHARE CAPITAL:
    Beginning of period                                                  $       160,467     $       185,684
    Issuance to executive officers                                                  -                     80
                                                                     ---------------------------------------
                                                                                 160,467             185,764
                                                                     ---------------------------------------
ADDITIONAL PAID-IN CAPITAL:
    Beginning of period                                                      227,534,287         252,291,320
    Issuance to executive officers                                                  -                 87,920
    Issuance of equity options                                                     8,916              50,126
                                                                     ---------------------------------------
                                                                             227,543,203         252,429,366
                                                                     ---------------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
    Beginning of period                                                      (15,684,732)           (853,146)
    Unrealized depreciation on investments                                      (174,573)         (2,723,240)
                                                                     ---------------------------------------
                                                                             (15,859,305)         (3,576,386)
                                                                     ---------------------------------------
RETAINED EARNINGS:
    Beginning of period                                                        6,651,059             436,321
    Net income                                                                 2,030,652           1,617,125
    Dividends paid                                                              (802,337)               -
                                                                     ---------------------------------------
                                                                               7,879,374           2,053,446
                                                                     ---------------------------------------
TOTAL SHAREHOLDERS' EQUITY                                                  $219,723,739        $251,092,190
                                                                     =======================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                Condensed Consolidated Statements of Cash Flows
                       (Stated in United States Dollars)
                                   Unaudited

                                                                                       Three Months            Three Months
                                                                                      ended March 31,         ended March 31,
OPERATING ACTIVITIES                                                                       2000                    1999
                                                                                 -----------------------------------------------
Net income                                                                                  $  2,030,652           $   1,617,125
Adjustments to reconcile net income to net cash (used in)
    provided by operating activities:
    Net realized losses on securities                                                            127,657                 963,914
    Non cash salaries and professional fees                                                        8,916                  50,126
    Depreciation                                                                                  62,707                   4,838
    Amortization of deferred acquisition costs                                                    70,668                    -
    Net change in policy benefit reserves                                                     (3,175,234)                   -
    Changes in assets and liabilities:
         Reinsurance premiums receivable                                                         (18,544)                   -
         Due from reinsurers                                                                  (8,107,433)                   -
         Risk fees                                                                               265,806                    -
         Policy loans                                                                             34,254                    -
         Other receivables                                                                       845,840               3,491,626
         Deferred acquisition costs                                                           (1,059,545)                   -
         Present value of inforce business                                                      (103,000)                   -
         Other assets                                                                             78,939                  45,593
         Deferred tax benefit                                                                     59,627                    -
         Current income tax receivable                                                            95,971                    -
         Reserves for future benefit payments                                                   (165,828)                   -
         Accounts payable and accrued expenses                                                  (204,836)              8,910,829
         Due to related party                                                                (11,562,162)               (545,982)
                                                                                 -----------------------------------------------
Net cash (used in) provided by operating activities                                          (20,715,545)             14,538,069
                                                                                 -----------------------------------------------

INVESTING ACTIVITIES
Purchase of securities                                                                       (42,235,620)           (448,554,653)
Proceeds on sales of securities                                                               61,342,021             432,708,783
Goodwill                                                                                         (50,000)                   -
Purchase of fixed assets & leasehold improvements                                               (599,331)               (372,570)
                                                                                 -----------------------------------------------
Net cash provided by (used in) investing activities                                           18,457,070             (16,218,440)
                                                                                 -----------------------------------------------

FINANCING ACTIVITIES
Withdrawals from insurance accounts                                                            5,535,807                    -
Dividends paid                                                                                  (802,337)                   -
Issuance of company stock                                                                           -                     88,000
                                                                                 -----------------------------------------------
Net cash provided by financing activities                                                      4,733,470                  88,000
                                                                                 -----------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                        2,474,995              (1,592,371)
Cash and cash equivalents, beginning of period                                                29,000,653               3,863,042
                                                                                 -----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                    $ 31,475,648           $   2,270,671
                                                                                 ===============================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                March 31, 2000

1.   Basis of presentation

Accounting Principles - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the period are not necessarily indicative of the results to be expected for the entire year.

The comparative consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements for the period ended December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 1999.

We have reclassified some figures from our 1999 financial statements to conform with our 2000 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                          March 31, 2000 (continued)

2.   Earnings per ordinary share

Basic earnings per share ("EPS") excludes the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted-average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

The dilutive impact of our warrants and options is not material and therefore, has no effect on EPS.

                                                    Three Months   Three Months
                                                    Ended March    Ended March
                                                    31, 2000       31, 1999
                                                    ---------------------------
Numerator:

Net income                                          $ 2,030,652    $ 1,617,125

Denominator:

     Denominator for basic earnings per share -
         Weighted average number of shares           16,046,740     18,571,106

     Effect of dilutive securities-
         Employee stock options                             989              -

Denominator for dilutive earnings per share          16,047,729     18,571,106


Basic earnings per ordinary share                   $      0.13    $      0.09

Diluted earnings per share                          $      0.13    $      0.09

Actual shares outstanding                            16,046,740     18,576,440

                     Scottish Annuity & Life Holdings, Ltd.
      Notes to the Condensed Consolidated Financial Statements (Unaudited)
                           March 31, 2000 (continued)



3.   Segment Reporting

Income from insurance operations is split into three lines of business: traditional reinsurance, non-traditional reinsurance (previously called reinsurance) and variable products.

The segment reporting for the lines of business is as follows:

                                              Three Months        Three Months
                                             ended March 31,     ended March 31,
                                                 2000                1999
                                             -----------------------------------
    REVENUES FROM EXTERNAL CUSTOMERS

Variable products                            $        449,572    $       225,785
Traditional reinsurance                                  -                  -
Non-traditional reinsurance                         7,243,546            322,500
Other                                               2,426,308          2,034,838
                                             -----------------------------------
Total                                        $     10,119,426    $     2,583,123
                                             ===================================

    NET INCOME BY SEGMENT

Variable products                            $        352,316    $       154,663
Traditional reinsurance                              (344,664)              -
Non-traditional reinsurance                         1,134,466            139,384
Other                                                 888,534          1,323,078
                                             -----------------------------------
Total                                        $      2,030,652    $     1,617,125
                                             ===================================

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                          March 31, 2000 (continued)


4.   Stock Option Plans

The Company has two stock option plans (the "1998 Plan" and the "1999 Plan") which allows us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee Directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the plans, of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Unless otherwise provided in the option agreement, the options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

Option activity under the 1998 Plan is as follows:

                                                                                            Weighted average
                                              Shares available          Number              exercise price of
                                                  for grant            of shares           options outstanding
                                              ----------------      --------------         -------------------
    Balance May 12, 1998*                                 -                   -                           -

    Authorized                                       1,600,000                -                           -
    Granted                                         (1,070,000)          1,070,000                      $15.00
    Exercised                                             -                   -                           -
    Cancelled                                             -                   -                           -
                                              ----------------      --------------         -------------------
    Balance December 31, 1998                          530,000           1,070,000                      $15.00

    Authorized                                            -                   -                           -
    Granted                                           (545,600)            545,600                      $15.00
    Exercised                                             -                   -                          -
    Cancelled                                          233,333            (233,333)                     $15.00
                                              ----------------      --------------         -------------------
    Balance December 31, 1999                          217,733           1,382,267                      $15.00

    Authorized                                            -                   -                           -
    Granted                                           (400,000)            400,000   (1)                $ 7.75
    Exercised                                             -                   -                           -
    Cancelled                                          300,000            (300,000)  (2)                $15.00
                                              ----------------      --------------         -------------------
    Balance March 31, 2000                             117,733           1,482,267                      $12.03
                                              ================      ==============         ===================

    * Date of incorporation

    (1) 400,000 shares granted to Scott Willkomm
    (2) 300,000 cancelled after the resignation of Peter Presperin

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                          March 31, 2000 (continued)

4.   Stock Option Plans (continued)

Option activity under the 1999 Plan is as follows:

                                                                                       Weighted average
                                          Shares available         Number              exercise price of
                                              for grant          of shares            options outstanding
                                        --------------------   -------------           ---------------
    Balance December 31, 1998                          -                -                         -

    Authorized                                      750,000             -                         -
    Granted                                        (325,000)         325,000                   $8.0625
    Exercised                                          -                -                         -
    Cancelled                                          -                -                         -
                                        -------------------    -------------           ---------------
    Balance December 31, 1999                       425,000          325,000                   $8.0625

    Authorized                                         -                -                         -
    Granted                                            -                -                         -
    Exercised                                          -                -                         -
    Cancelled                                          -                -                         -
                                        -------------------    -------------           ---------------
    Balance March 31, 2000                          425,000          325,000                   $8.0625
                                        ===================    =============           ===============

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                          March 31, 2000 (continued)

4.   Stock Option Plans (continued)

In addition to the Company's stock option plans, 750,000 options were authorized to be issued to new employees of Scottish Re (U.S.), Inc., our U.S. operations, by the Board of Directors at an exercise price to be determined on the date of the grant. The term of the options shall be seven years from the date of grant. The options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date. Options have been granted to new employees of our U.S. operations, pursuant to a resolution of the Board of Directors, at an exercise price equal to the fair market value of our ordinary shares at the date of the grant. The options that have been granted are reflected in the chart below.


                                           Shares available          Number              Exercise price of
                                               for grant           of shares            options outstanding
                                        ----------------------   -------------           ---------------
                                                        -                 -                         -
    Balance December 31, 1998

    Authorized                                        750,000             -                         -
    Granted                                          (586,000)         586,000                   $8.1117
    Exercised                                            -                -                         -
    Cancelled                                            -                -                         -
                                        ---------------------    -------------           ---------------
    Balance December 31, 1999                         164,000          586,000                   $8.1117

    Authorized                                           -                -                         -
    Granted                                          (157,000)         157,000                   $8.2325
    Exercised                                            -                -                         -
    Cancelled                                            -                -                         -
                                        ---------------------    -------------           ---------------
    Balance March 31, 2000                              7,000          743,000                   $8.1373
                                        =====================    =============           ===============

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "us", "our", or "the Company") completed its initial public offering ("IPO") on November 30, 1998. Our principal assets include the ownership of Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), Scottish Re (U.S.), Inc. ("Scottish Re") (formerly Harbourton Reassurance, Inc.), and The Scottish Annuity Company (Cayman) Ltd. ("Scottish Annuity"). Scottish Insurance was formed in 1998 as an offshore company principally to provide reinsurance of life and annuity products and to issue customized variable life insurance products to high net worth individuals and families. Scottish Annuity provides customized variable annuity products to high net worth individuals and families. Scottish Re, a Delaware insurance company, which is licensed in 15 states and admitted as a reinsurer in an additional 8 states, provides us with a U.S. based platform to provide reinsurance products.


Overview

Our net income for the quarter of $2,030,652 or $0.13 per share was driven by revenues from our investment portfolio, reinsurance operations, and insurance administration fees. Net income, when compared to the prior year, changed due to various factors: (1) Investment income, net increased from $3,321,252 to $9,765,138 as a result of invested assets from reinsurance growing from $0 to over $350 million, (2) Realized losses on securities, net in the first quarter of 1999 of $963,914 were primarily due to portfolio restructuring, whereas no restructuring was done in the first quarter of 2000, (3) Insurance administration and variable life fees increased from $225,785 to $449,572 due primarily to increases in variable account balances and the purchase of Scottish Annuity, resulting in 100% of the fee income reverting to us, (4) Claims and other policy benefits were $0 in the first quarter of 1999 and $5,275,603 in the first quarter of 2000 as a result of new reinsurance treaties, and (5) Acquisition costs and other insurance expenses increased from $225,100 to $1,114,177 and operating expenses increased from $710,898 to $1,639,367 as a result of increased reinsurance activity and the implementation of our U.S. reinsurance operations through Scottish Re.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Investments

Our investment portfolio is managed by two professional investment managers, General Re - New England Asset Management, Inc. and Prudential Investment Corporation. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At March 31, 2000, the portfolio had an average quality rating of AA, an average duration of 2.76 years and an average book yield of 6.79%. This compares with an average quality rating of AA, an average duration of 2.98 years and an average book yield of 6.79% respectively at December 31, 1999. A realized loss of $127,657 and net unrealized depreciation of $174,573 were recognized on investments during the quarter.

Insurance Operations

Our business consists of three lines of business: traditional, non-traditional and variable products. Our results reflected revenues from these lines of business. Since January 1, 2000, we closed on the Lincoln National Life reinsurance transaction, whereby we reinsure 50% of new fixed annuities written by Lincoln and sold through financial institutions. We expect approximately $150 million of assumed reserves under this contract in 2000. We also signed binders for traditional life reinsurance with two significant writers of life insurance, expected to create approximately $5 to $7 billion of life reinsurance and $9 million of collected premium during 2000. Finally, we signed one additional binder covering a block of pre-need business that is expected to produce $40 million of assumed reserves, and have several other deals pending. However, no assurance can be given that these expectations can be achieved. We also received $7.2 million of deposits from variable life sales in the quarter.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Capital Resources and Liquidity

At March 31, 2000, total capitalization was $219,723,739. We have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit or lines of credit, which may be required in the ordinary course of our reinsurance business.

During the quarter we paid a dividend of $802,337 to shareholders of record as of March 6, 2000.

We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity and capital to meet our needs for the next several years. In addition, we have access to a combined $70 million through available lines and letters of credit, none of which have been utilized to date.


Forward Looking Statements

Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. When used, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "plan", "intend" and similar expressions identify forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to execute the business plan; changes in the general economic conditions including the performance of the financial markets and interest rates; changes in insurance regulations or taxes; changes in rating agency policy; the loss of key executives; trends in the insurance and reinsurance industries; government regulations; trends that may affect our financial condition or results of operations; and the declaration and payment of dividends. Potential investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risks Factors of Investing in our Ordinary Shares" set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

There have been no material changes since December 31, 1999. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.



                                    PART II
                               OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not currently involved in any litigation or arbitration.

Item 2.   Changes in Securities and Use of Proceeds

Not applicable.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.   Other Information

Not applicable.

                    Scottish Annuity & Life Holdings, Ltd.
              Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)

Item 6.   Exhibits and Reports on Form 8-K

          (a)  Exhibits.

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit
Number    Description of Document
-------   ------------------------

27.1      Financial Data Schedule

          (b)  Reports on Form 8-K

               (1) The Company filed a Report on Form 8-K on January 18, 2000 to report that the Company acquired all of the issued and outstanding shares of common stock of The Scottish Annuity Company (Cayman) Ltd.

               (2) The Company filed a Report on Form 8-K/A on March 20, 2000 to file the financial statements of The Scottish Annuity Company (Cayman) Ltd. and the Pro Forma Combined Condensed Financial Statements.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: May 10, 2000       By:    /s/  Michael C. French
                             ----------------------------------------
                                      Michael C. French
                                      Chief Executive Officer


Date: May 10, 2000       By:    /s/ Bruce J. Crozier
                             ----------------------------------------
                                     Bruce J. Crozier
                                     Senior Vice President-Chief Financial
                                     Officer and Secretary
                                     (Principal Financial Officer and Principal
                                     Accounting Officer)

EXHIBIT INDEX


EXHIBIT
SEQUENTIAL
NUMBER
PAGE NO.       DESCRIPTION OF DOCUMENT
----------     -----------------------

27.1           Financial Data Schedule