Form 10-Q
period 2000-06-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2000-08-11
CIK 1064122

===============================================================================


                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the quarterly period ended June 30, 2000

[ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
      For the Transition period from ____ to ______

                        Commission File Number 0-29788

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

            (Exact Name of Registrant as Specified in Its Charter)



   Cayman Islands                                       Not Applicable
   (State or Other Jurisdiction of                      (I.R.S. Employer
   Incorporation or Organization)                       Identification No.)

   P.O. Box 10657 APO
   Grand Pavilion Commercial Centre
   802 West Bay Road
   George Town, Grand Cayman
   Cayman Islands, British West Indies                  Not Applicable
   (Address of Principal Executive Offices)             (Zip Code)


Registrant's telephone number, including area code: (345) 949-2800

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes   X        No
                                                ---          ---

As of August 10, 2000, Registrant had 15,751,740 Ordinary Shares outstanding.


================================================================================

                               Table of Contents


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

          Condensed Consolidated Balance Sheets - June 30, 2000
          (Unaudited) and December 31, 1999 (note 1)                      2

          Condensed Consolidated Statements of Income - Three and
          Six Months Ended June 30, 2000 (Unaudited) and the Three
          and Six Months Ended June 30, 1999 (Unaudited)                  3

          Condensed Consolidated Statements of Comprehensive Income
          (Loss) - Three and Six Months Ended June 30, 2000
          (Unaudited) and the Three and Six Months Ended June 30,
          1999 (Unaudited)                                                4

          Condensed Consolidated Statements of Shareholders' Equity
          - Six Months Ended June 30, 2000 (Unaudited) and the Six
          Months Ended June 30, 1999 (Unaudited)                          5

          Condensed Consolidated Statements of Cash Flows - Six
          Months Ended June 30, 2000 (Unaudited) and the Six
          Months Ended June 30, 1999 (Unaudited)                          6

          Notes to the Condensed Consolidated Financial Statements
          (Unaudited)                                                     7

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANAYLSIS OF FINANCIAL CONDITION
          AND RESULTS OF OPERATIONS                                      13

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK     19

PART II   OTHER INFORMATION

          ITEM 1 through ITEM 4                                          20

          ITEM 5 and ITEM 6                                              21

          SIGNATURES                                                     22

                                    PART I
                             FINANCIAL INFORMATION
                         Item 1.  Financial Statements
                    Scottish Annuity & Life Holdings, Ltd.
                     Condensed Consolidated Balance Sheets
                       (Stated in United States Dollars)


                                                                        June 30, 2000      December 31, 1999
                                                                         (unaudited)            (note 1)
                                                                        ------------------------------------
ASSETS
Fixed maturity investments                                              $  515,385,268        $  546,806,744
Cash and cash equivalents                                                   85,977,876            29,000,653
Receivables:
    Reinsurance                                                             61,399,402               298,295
    Risk fees                                                                  659,235               861,552
    Due from investment brokers                                                106,337               109,891
    Accrued interest                                                         5,406,103             5,554,355
    Policy loans                                                               487,484               536,420
Deferred acquisition costs                                                  16,267,320             1,919,528
Present value of inforce business                                           10,801,659            10,619,599
Other assets                                                                   744,678               740,116
Other intangible assets                                                      7,876,057               200,000
Deferred tax benefit                                                         2,588,077             2,218,077
Current income tax receivable                                                  100,934               196,905
Net fixed assets and leasehold improvements                                  1,981,733             1,026,820
Segregated assets                                                          284,043,173           256,545,532
                                                                        ------------------------------------
          Total assets                                                  $  993,825,336        $  856,634,487
                                                                        ====================================
LIABILITIES
Reserves for future policy benefits                                     $  474,462,796        $  365,478,762
Accounts payable and accrued expenses                                        8,573,317             4,347,648
Due to related party                                                         5,288,302            11,601,464
Segregated liabilities                                                     284,043,173           256,545,532
                                                                        ------------------------------------
          Total liabilities                                                772,367,588           637,973,406
                                                                        ------------------------------------

                                                                        ------------------------------------
MINORITY INTEREST                                                       $    2,752,916                   -
                                                                        ------------------------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
    Issued and fully paid: 15,803,340 ordinary shares as of
          June 30, 2000 and 16,046,740 as of December 31, 1999                 158,033               160,467
    Additional paid in capital                                             225,529,303           227,534,287
Accumulated other comprehensive loss -
    Unrealized depreciation on investments                                 (16,447,571)          (15,684,732)
Retained earnings                                                            9,465,067             6,651,059
                                                                        ------------------------------------
          Total shareholders' equity                                       218,704,832           218,661,081
                                                                        ------------------------------------
          Total liabilities and shareholders' equity                    $  993,825,336        $  856,634,487
                                                                        ====================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                  Condensed Consolidated Statements of Income
                       (Stated in United States Dollars)
                                   Unaudited


                                                            Three Months     Three Months      Six Months       Six Months
                                                             ended June       ended June       ended June       ended June
                                                              30, 2000         30, 1999         30, 2000         30, 1999
                                                           ----------------------------------------------------------------
REVENUES
Net premiums & reinsurance fees                            $   3,586,930    $         -      $   3,619,303    $         -
Investment income, net                                        11,331,710        4,124,756       21,096,848        7,446,008
Realized losses on securities, net                               (16,968)        (518,911)        (144,625)      (1,482,824)
Insurance administration and variable fees                       539,483          250,496          989,055          476,280
                                                           ----------------------------------------------------------------
     Total revenues                                           15,441,155        3,856,341       25,560,581        6,439,464

BENEFITS & EXPENSES
Claims and other policy benefits                               7,355,873          319,666       12,631,476          319,666
Acquisition costs and other
  insurance expenses                                           3,106,770          733,537        4,220,947        1,222,001
Operating expenses                                             3,027,808          612,330        4,667,176        1,089,863
                                                           ----------------------------------------------------------------
     Total benefits & expenses                                13,490,451        1,665,533       21,519,599        2,631,530
                                                           ----------------------------------------------------------------
     Net income before provision for federal income taxes  $   1,950,704    $   2,190,808    $   4,040,982    $   3,807,934
                                                           ----------------------------------------------------------------
PROVISION FOR FEDERAL INCOME TAXES
Current                                                                -              -                  -              -
Deferred                                                        (429,627)             -           (370,000)             -
                                                           ----------------------------------------------------------------
                                                                (429,627)             -           (370,000)             -
                                                           ----------------------------------------------------------------
     Net income                                            $   2,380,331    $   2,190,808    $   4,410,982    $   3,807,934
                                                           ================================================================

  Earnings per share, basic and diluted                    $        0.15    $        0.12    $        0.28    $        0.21
                                                           ================================================================
  Dividends declared per share                             $        0.05    $        0.05    $        0.10    $        0.05
                                                           ================================================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
       Condensed Consolidated Statements of Comprehensive Income (Loss)
                       (Stated in United States Dollars)
                                   Unaudited


                                                            Three Months     Three Months      Six Months       Six Months
                                                             ended June       ended June       ended June       ended June
                                                             30, 2000          30, 1999         30, 2000         30, 1999
                                                           ----------------------------------------------------------------
Net income                                                 $   2,380,331    $   2,190,808    $   4,410,982    $   3,807,934
Other comprehensive income (loss), net of taxes
     Unrealized depreciation on investments:
        Unrealized holding depreciation arising
          during the period                                     (605,234)      (5,822,824)        (907,464)      (9,509,978)
        Add: reclassification adjustment for
          losses included in net income                           16,968          518,911          144,625        1,482,824
                                                           ----------------------------------------------------------------
     Unrealized depreciation on investments                     (588,266)      (5,303,913)        (762,839)      (8,027,154)
                                                           ----------------------------------------------------------------
Comprehensive income (loss)                                $   1,792,065    $  (3,113,105)   $   3,648,143    $  (4,219,220)
                                                           ================================================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
           Condensed Consolidated Statements of Shareholders' Equity
                       (Stated in United States Dollars)
                                   Unaudited

                                                             Six Months       Six Months
                                                             ended June       ended June
                                                              30, 2000         30, 1999
                                                           ------------------------------
SHARE CAPITAL:
    Beginning of period                                    $     160,467    $     185,684
    Repurchase of shares                                          (2,434)             -
    Sales to direct investors                                        -                 80
                                                           ------------------------------
                                                                 158,033          185,764
                                                           ------------------------------
ADDITIONAL PAID-IN CAPITAL:
    Beginning of period                                      227,534,287      252,291,320
    Repurchase of shares                                      (2,016,872)             -
    Sales to direct investors                                        -             87,920
    Issuance of equity options                                    11,888           75,488
                                                           ------------------------------
                                                             225,529,303      252,454,728
                                                           ------------------------------
ACCUMULATED OTHER COMPREHENSIVE LOSS:
    Beginning of period                                      (15,684,732)        (853,146)
    Unrealized depreciation on investments                      (762,839)      (8,027,153)
                                                           ------------------------------
                                                             (16,447,571)      (8,880,299)
                                                           ------------------------------
RETAINED EARNINGS:
    Beginning of period                                        6,651,059          436,321
    Net income                                                 4,410,982        3,807,934
    Dividends paid                                            (1,596,974)        (928,822)
                                                           ------------------------------
                                                               9,465,067        3,315,433
                                                           ------------------------------
TOTAL SHAREHOLDERS' EQUITY                                 $ 218,704,832    $ 247,075,626
                                                           ==============================


See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
                Condensed Consolidated Statements of Cash Flows
                       (Stated in United States Dollars)
                                   Unaudited

                                                              Six Months         Six Months
                                                              ended June         ended June
                                                               30, 2000           30, 1999
                                                           ----------------------------------
OPERATING ACTIVITIES
Net income                                                 $   4,410,982       $   3,807,934
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
    Net realized losses on securities                            144,625           1,482,825
    Non cash salaries and professional fees                       11,888             163,488
    Depreciation                                                 162,239              27,633
    Amortization of deferred acquisition costs                 1,476,198              24,014
    Amortization of PVIF                                          33,600                 -
    Net change in policy benefit reserves                     11,067,616                 -
    Changes in assets and liabilities:
       Reinsurance receivables                               (61,101,107)       (102,663,907)
       Risk fees                                                 202,317                 -
       Policy loans                                               48,936                 -
       Other receivables                                         174,390           2,321,932
       Deferred acquisition costs                            (15,823,990)         (1,798,656)
       Present value of inforce business                        (215,660)                -
       Other assets                                               (4,562)            104,296
       Deferred tax benefit                                     (370,000)                -
       Current income tax receivable                              95,971                 -
       Accounts payable and accrued expenses                   4,223,169          (1,166,520)
       Due to related party                                   (6,563,162)           (326,900)
                                                           ---------------------------------
Net cash provided by (used in) operating activities          (62,026,550)        (98,023,861)
                                                           ---------------------------------
INVESTING ACTIVITIES
Purchase of securities                                       (82,010,108)       (470,629,087)
Proceeds on sales of securities                              112,753,337         399,993,389
Acquisition of majority interest in subsidiary
  net of cash acquired                                           256,531                 -
Purchase of intangible assets                                 (5,178,973)                -
Purchase of fixed assets & leasehold improvements             (1,117,152)           (579,964)
                                                           ---------------------------------
Net cash provided by (used in) investing activities           24,703,635         (71,215,662)
                                                           ---------------------------------
FINANCING ACTIVITIES
Deposits to insurance accounts                               114,563,046         104,027,579
Withdrawals from insurance accounts                          (16,646,628)                -
Net cost of repurchase of company stock                       (2,019,306)                -
Dividends paid                                                (1,596,974)           (928,822)
                                                           ---------------------------------
Net cash provided by financing activities                     94,300,138         103,098,757
                                                           ---------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                       56,977,223         (66,140,766)
Cash and cash equivalents, beginning of period                29,000,653          69,610,299
                                                           ---------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $  85,977,876       $   3,469,533
                                                           =================================

See notes to the condensed consolidated financial statements

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                                 June 30, 2000


1.   Basis of presentation

Accounting Principles - The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles ("GAAP") for and with the instructions to Form 10-Q and
Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the period are not necessarily indicative of the results to be expected for the entire year.

The comparative consolidated balance sheet as of December 31, 1999 has been derived from the audited consolidated financial statements for the period ended December 31, 1999.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 1999.

We have reclassified some figures from our 1999 financial statements to conform with our 2000 presentation. These reclassifications had no effect on net income or shareholders'equity as previously reported.


2.   Minority Interest


During the quarter, we acquired a majority holding in Scottish Crown Group (Bermuda) Ltd. No amount of the resulting minority interest is held in preferred shares and therefore, we have no dividend requirement in relation to this minority interest.

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)


3.   Earnings per ordinary share

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


                                                            Three Months     Three Months      Six Months       Six Months
                                                               Ended            Ended            Ended            Ended
                                                           June 30, 2000    June 30, 1999    June 30, 2000    June 30, 1999
                                                           ----------------------------------------------------------------
Numerator:

Net income                                                 $   2,380,331    $   2,190,808    $   4,410,982    $   3,807,934

Denominator:

     Denominator for basic earnings per share -
       Weighted average number of shares                      15,986,037       18,576,440       16,016,388       18,574,981

     Effect of dilutive securities-
       Stock options                                              16,741              -             12,761              -

Denominator for dilutive earnings per share                   16,002,778       18,576,440       16,029,149       18,574,981

Basic earnings per ordinary share                          $        0.15    $        0.12    $        0.28    $        0.21

Diluted earnings per share                                 $        0.15    $        0.12    $        0.28    $        0.21

Actual shares outstanding                                     15,803,340       18,576,440       15,803,340       18,576,440


                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)


4.   Segment Reporting

Income from insurance operations is split into three lines of business: traditional reinsurance, non-traditional reinsurance (previously called reinsurance) and variable products.

The segment reporting for the lines of business is as follows:

                                                            Three Months     Three Months      Six Months       Six Months
                                                           ended June 30,   ended June 30,   ended June 30,   ended June 30,
                                                               2000             1999             2000             1999
                                                           ----------------------------------------------------------------
   REVENUES FROM EXTERNAL CUSTOMERS
Variable products                                          $     539,483    $     250,495    $     989,055    $     476,280
Traditional reinsurance                                        1,490,642              -          1,490,642              -
Non-traditional reinsurance                                   11,380,399          612,372       18,623,945          934,872
Other                                                          2,030,631        2,993,474        4,456,939        5,028,312
                                                           ----------------------------------------------------------------
Total                                                      $  15,441,155    $   3,856,341    $  25,560,581    $   6,439,464
                                                           ================================================================
   NET INCOME BY SEGMENT

Variable products                                          $     427,582    $     199,115    $     779,898    $     353,778
Traditional reinsurance                                          484,621              -            139,957              -
Non-traditional reinsurance                                    2,465,305         (389,451)       3,599,770         (250,066)
Other                                                           (997,177)       2,381,144         (108,643)       3,704,222
                                                           ----------------------------------------------------------------
Total                                                      $   2,380,331    $   2,190,808    $   4,410,982    $   3,807,934
                                                           ================================================================

   ASSETS BY SEGMENT                                          June 30,       December 31,
                                                                2000            1999
                                                           ------------------------------
Variable products                                          $ 295,568,525    $ 268,174,719
Traditional reinsurance                                        5,616,327              -
Non-traditional reinsurance                                  510,289,650      407,057,362
Other                                                        182,350,834      181,402,406
                                                           ------------------------------
Total                                                      $ 993,825,336    $ 856,634,487
                                                           ==============================

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)


5.   Stock Option Plans

The Company has two stock option plans (the "1998 Plan" and the "1999 Plan") which allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee Directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the plans, of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Unless otherwise provided in the option agreement, the options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date.

Option activity under the 1998 Plan is as follows:


                                                                                                       Weighted average
                                                                                                          exercise
                                                           Options available             Number of     price of options
                                                               for grant                  options        outstanding
                                                           ------------------------------------------------------------
Balance May 12, 1998*                                                      -                     -                    -
Authorized                                                         1,600,000                     -                    -
Granted                                                           (1,070,000)            1,070,000        $     15.0000
Exercised                                                                  -                     -                    -
Cancelled                                                                  -                     -                    -
                                                           -----------------      ----------------      ---------------
Balance December 31, 1998                                            530,000             1,070,000        $     15.0000

Authorized                                                                 -                     -                    -
Granted                                                             (545,600)              545,600        $     15.0000
Exercised                                                                  -                     -                    -
Cancelled                                                            233,333              (233,333)       $     15.0000
                                                           -----------------      ----------------      ---------------
Balance December 31, 1999                                            217,733             1,382,267        $     15.0000

Authorized                                                                 -                     -                    -
Granted                                                             (400,000)              400,000 (1)    $      7.7500
Exercised                                                                  -                     -                    -
Cancelled                                                            500,000              (500,000)(2)    $     15.0000
                                                           -----------------      ----------------      ---------------
Balance June 30, 2000                                                317,733             1,282,267        $     12.7384
                                                           =================      ================      ===============

 *   Date of incorporation
(1) 400,000 options granted to Scott Willkomm upon execution of employment agreement.
(2) 300,000 cancelled upon the resignation of Peter Presperin and 200,000 cancelled upon the resignation of Henryk Sulikowski.


75,000 options were granted to Larry Stern as of August 1, 2000 upon execution of employment agreement at an exercise price of $8.75.

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)


5.   Stock Option Plans (continued)

     Option activity under the 1999 Plan is as follows:

                                                                                                  Weighted
                                                                                              average exercise
                                                     Options                                        price
                                                  available for           Number of              of options
                                                      grant                options               outstanding
                                                  ------------------------------------------------------------
Balance December 31, 1998                                     -                   -                          -
Authorized                                              750,000                   -                          -
Granted                                                (325,000)            325,000               $     8.0625
Exercised                                                     -                   -                          -
Cancelled                                                     -                   -                          -
                                                  -------------           ---------            ---------------
Balance December 31, 1999                               425,000             325,000               $     8.0625

Authorized                                                    -                   -                          -
Granted                                                 (62,500)             64,500   (1)         $     7.7240
Exercised                                                     -                   -                          -
Cancelled                                               120,000            (120,000)  (2)         $     8.0625
                                                  -------------           ---------            ---------------
Balance June 30, 2000                                   482,500             269,500               $     7.9835
                                                  =============           =========            ===============

(1) 62,500 options granted to new employees of Scottish Re (U.S.), Inc., having a term of 7 years and 2,000 shares granted to new employees of Scottish Annuity & Life Insurance Company (Cayman) Ltd. having a term of 10 years.

(2)  120,000 options cancelled upon the resignation of Henryk Sulikowski.

                    Scottish Annuity & Life Holdings, Ltd.
     Notes to the Condensed Consolidated Financial Statements (Unaudited)
                           June 30, 2000 (continued)


5.   Stock Option Plans (continued)

In addition to the Company's stock option plans, 750,000 options were authorized to be issued to new employees of Scottish Re (U.S.), Inc., our U.S. operations, by the Board of Directors at an exercise price to be determined on the date of the grant. The term of the options are seven years from the date of grant. The options are exercisable in three equal annual installments, commencing on the first anniversary of the grant date. Options have been granted to new employees of our U.S. operations, pursuant to a resolution of the Board of Directors, at an exercise price equal to the fair market value of our ordinary shares at the date of the grant. The options that have been granted are reflected in the chart below.

                                                                                                   Exercise price
                                               Options available              Number of             of options
                                                   for grant                   options              outstanding
                                               ------------------------------------------------------------------
Balance December 31, 1998                                      -                      -                         -
Authorized                                               750,000                      -                         -
Granted                                                 (586,000)               586,000                   $8.1117
Exercised                                                      -                      -                         -
Cancelled                                                      -                      -                         -
                                                 ---------------              ---------              ------------
Balance December 31, 1999                                164,000                586,000                   $8.1117

Authorized                                                     -                      -                         -
Granted                                                 (157,000)               157,000                   $8.2325
Exercised                                                      -                      -                         -
Cancelled                                                      -                      -                         -
                                                 ---------------              ---------              ------------
Balance June 30, 2000                                      7,000                743,000                   $8.1367
                                                 ===============              =========              ============


Summarizing the information above, the company has authorized a total of 3,100,000 options. Of those authorized, 2,369,767 have been granted, leaving 730,233 available for grant. The average exercise price of all options granted is $10.6286.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General


Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "us", "our", or "the Company") completed its initial public offering ("IPO") on November 30, 1998. Our principal assets include the direct or indirect ownership of Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), Scottish Holdings, Inc., Scottish Holdings (Barbados) Limited, Scottish Re (U.S.), Inc. ("Scottish Re") (formerly Harbourton Reassurance, Inc.), The Scottish Annuity Company (Cayman) Ltd. ("Scottish Annuity"), and a 50.01% share of Scottish Crown Group (Bermuda) Limited ("Scottish Crown"). Scottish Insurance was formed in 1998 as an offshore company principally to provide reinsurance of life and annuity products and to issue customized variable life insurance products to high net worth individuals and families. Scottish Annuity provides customized variable annuity products to high net worth individuals and families. Scottish Re, a Delaware insurance company, which is licensed in 15 states and admitted as a reinsurer in an additional 13 states, provides us with a U.S. based platform to provide reinsurance products. Scottish Crown was formed to provide customized variable life and annuity insurance products to high net worth individuals and families.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Overview

Three months ended June 30, 2000 compared to the three months ended June 30,
----------------------------------------------------------------------------
1999
----

Our net income for the second quarter of $2,380,331 or $0.15 per share was driven by revenues from our investment portfolio, reinsurance operations, and insurance administration fees. Net income, when compared to the second quarter of the prior year, changed primarily due to the following factors: (1) Net premiums and reinsurance fees increased from $0 to approximately $3.6 million as a result of new reinsurance transactions, (2) Net investment income increased from approximately $4.1 million to $11.3 million as a result of invested assets from reinsurance growing from $0 to over $450 million, (3) Net realized losses on securities in the second quarter of 1999 of approximately $519,000 were primarily due to portfolio restructuring, whereas no restructuring was done in the second quarter of 2000, (4) Insurance administration and variable life fees increased from approximately $250,000 to $540,000 due primarily to increases in variable account balances and the purchase of Scottish Annuity, resulting in 100% of the fee income reverting to us, (5) Claims and other policy benefits were approximately $320,000 in the first quarter 1999 and approximately $7.4 million in the second quarter 2000 as a result of new reinsurance treaties, (6) Acquisition costs and other insurance expenses increased from approximately $734,000 to $3.1 million and operating expenses increased from approximately $612,000 to $3.0 million as a result of increased reinsurance activity and the implementation of our U.S. reinsurance operations through Scottish Re. Of these expenses, $900,000 consisted of non-recurring employee expenses related to four employees, including severance, recruiting and relocation expenses and (7) As a result of losses on a tax basis in Scottish Re, the deferred tax asset increased by approximately $430,000.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Six months ended June 30, 2000 compared to the six months ended June 30, 1999
-----------------------------------------------------------------------------

Our net income for the first six months of 2000 of $4,410,982 or $0.28 per share was driven by revenues from our investment portfolio, reinsurance operations, and insurance administration fees. Net income, when compared to first six months of the prior year, changed primarily due to the following factors: (1) Net premiums and reinsurance fees increased from $0 to approximately $3.6 million as a result of new reinsurance transactions, (2) Net investment income increased from approximately $7.4 to $21.1 million as a result of invested assets from reinsurance growing from $0 to over $450 million, (3) Net realized losses on securities in the first six months of 1999 of approximately $1.4 million were primarily due to portfolio restructuring, whereas no restructuring was done in the first six months of 2000, (4) Insurance administration and variable life fees increased from approximately $475,000 to $990,000 due primarily to increases in variable account balances and the purchase of Scottish Annuity, resulting in 100% of the fee income reverting to us, (5) Claims and other policy benefits were approximately $320,000 in the first six months of 1999 and approximately $12.6 million in the first six months of 2000 as a result of new reinsurance treaties and (6) Acquisition costs and other insurance expenses increased from approximately $1.2 to $4.2 million and operating expenses increased from approximately $1.1 to $4.6 million as a result of increased reinsurance activity and the implementation of our U.S. reinsurance operations through Scottish Re. Of these expenses, $900,000 consisted of non-recurring employee expenses related to four employees, including severance, recruiting and relocation expenses.

Three months ended June 30, 2000 compared to the three months ended March 31,
-----------------------------------------------------------------------------
2000
----

Our net income for the second quarter of 2000 of $2,380,331 or $0.15 per share increased from $2,030,651 or $0.13 per share in the first quarter of 2000. The increase in income was primarily due to the following factors: (1) Net premiums and reinsurance fees increased from approximately $32,000 to approximately $3.6 million as a result of new reinsurance transactions, (2) Net investment income increased from approximately $9.8 to $11.3 million as a result of invested assets from reinsurance growing from $350 to over $450 million, (3) Insurance administration and variable life fees increased from approximately $450,000 to $540,000 due to increases in variable account balances, (4) Claims and other policy benefits were approximately $5.2 million in the first quarter of 2000 and approximately $7.3 million in the second quarter of 2000 as a result of new reinsurance treaties and (6) Acquisition costs and other insurance expenses increased from approximately $1.1 to $3.1 million and operating expenses increased from approximately $1.6 to $3.0 million as a result of increased reinsurance transactions. Of the expenses in the second quarter, $900,000 consisted of non-recurring employee expenses related to four employees, including severance, recruiting and relocation expenses.

                     Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Investments

Our investment portfolio is managed by two professional investment managers, General Re - New England Asset Management, Inc. and Prudential Investment Corporation. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At June 30, 2000, the portfolio had an average quality rating of AA, an average duration of 2.42 years and an average book yield of 6.96%. This compares with an average quality rating of AA, an average duration of 2.98 years and an average book yield of 6.79% respectively at December 31, 1999. A realized loss of $144,625 and net unrealized depreciation of $762,839 were recognized on investments during the first six months. A realized loss of $16,968 and net unrealized depreciation of $588,266 were recognized on investments during the second quarter.

Insurance Operations

Our business consists of three lines of business: traditional, non-traditional and variable products. Our results reflected revenues from these lines of business. Since January 1, 2000, in the non-traditional line, we closed on three reinsurance transactions, that have generated approximately $100 million of assumed reserves and are expected to generate an additional $50 million of assumed reserves by year end 2000. As these transactions represent the assumption of existing reserves for past sales of the ceding company, we account for the initial assumption on the balance sheet only. Future operations will include the renewal premiums, benefits and underwriting expense including the amortization of the acquisition costs related to the initial assumptions. One treaty was effective February 15th, the others were effective April 1, 2000. In the traditional life line in the second quarter, we collected approximately $1.5 million of premium on traditional life reinsurance. As of June 30, 2000 we reinsure approximately $1 billion of life coverage on 25,000 lives. The average benefit coverage per life is $40,000 and the maximum retention on any one life is $1 million. Since the beginning of the second quarter, we have signed 5 binders for traditional life reinsurance. These binders and the closed transactions are expected to create approximately $10 billion of life reinsurance volume and $14 million of collected premium during 2000. However, no assurance can be given that these expectations can be achieved. In the variable products line, we received $9 million of deposits from variable life sales in the quarter, and subsequently have received an additional $16 million of deposits.

In addition, Scottish Insurance entered into a joint venture with Crown Capital Investors, LLC, a Delaware limited liability company ("Crown") to form Scottish Crown. Scottish Insurance paid $5.25 million for its share of Scottish Crown. Scottish Crown will provide customized variable life and annuity insurance products to high net worth individuals and families. Scottish Crown owns two Bermuda licensed insurance companies, and has a 10 year exclusive distribution agreement with Crown World Services Ltd., a Bermuda company.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Capital Resources and Liquidity

At June 30, 2000, total capitalization was $218,947,132. We have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit or lines of credit, which may be required in the ordinary course of our reinsurance business.

During the first six months of 2000, we paid a dividend of $0.05 per share, or $802,337 to shareholders of record as of March 6, 2000, and a dividend of $0.05 per share, or $794,637 to shareholders of record as of June 6, 2000.

Through June 30, 2000 we repurchased 243,400 shares for $2,026,204 (average price of $8.33 per share), and through August 10, 2000 we have repurchased an additional 51,600 shares, resulting in an aggregate repurchase to date of 295,000 shares for $2,487,462 (average price of $8.43 per share) under a program authorized by the Board on April 6, 2000 to repurchase up to $20 million of outstanding shares.

We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity and capital to meet our needs for the next several years. In addition, we have access to a combined $70 million through available lines and letters of credit, of which approximately $15.5 million is currently being utilized under a letter of credit in support of our non-traditional reinsurance business.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                Condition and Results of Operations (continued)


Forward Looking Statements

Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. When used, the words "may", "will", "expect", "anticipate", "continue", "estimate", "project", "plan", "intend" and similar expressions identify forward-looking statements. These forward-looking statements involve risks and uncertainties including, but not limited to, the following: our ability to execute the business plan; changes in the general economic conditions including the performance of the financial markets and interest rates; changes in insurance regulations or taxes; changes in rating agency policy; the loss of key executives; trends in the insurance and reinsurance industries; government regulations; trends that may affect our financial condition or results of operations; and the declaration and payment of dividends. Potential investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described under the heading "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risk Factors of Investing in our Ordinary Shares" set forth in our Annual Report on Form 10-K filed with the Securities and Exchange Commission. We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

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

Item 4.   Submission of Matters to a Vote of Securities Holders

The 2000 Annual Meeting of Shareholders of the Company was held on June 7, 2000. The following items of business were presented to the shareholders of the Company (the "Shareholders"):

                             Election of Directors

     The two directors were elected as proposed in the Proxy Statement dated May 1, 2000 under the caption titled "Proposal for Election of Directors" as follows:


                                 Total Vote          Total Vote
                                     For            Withheld From
Name                            Each Director       Each Director
----                            -------------       -------------

Michael Austin                     11,683,497             288,700
Scott E. Willkomm                  11,685,197             287,000


                     Ratification of Independent Auditors

     The selection by the Board of Directors, upon the recommendation of the Audit Committee, of Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 2000 was ratified by the Shareholders by a vote of 11,711,442 for ratification, 257,755 against, and 3,000 abstaining.

Item 5.    Other Information

Not applicable.


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


                              SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: August 10, 2000         By: /s/  Michael C. French
                                  ----------------------------------------------
                                  Michael C. French
                                  Chief Executive Officer


Date: August 10, 2000         By: /s/ Bruce J. Crozier
                                  ----------------------------------------------
                                  Bruce J. Crozier
                                  Senior Vice President-Chief Financial Officer and Secretary (Principal Financial Officer and Principal Accounting Officer)

EXHIBIT INDEX



EXHIBIT
SEQUENTIAL
NUMBER
PAGE NO.           DESCRIPTION OF DOCUMENT
--------           -----------------------

27.1               Financial Data Schedule