Form 10-Q
period 2000-09-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2000-11-08
CIK 1064122

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________

                                   FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
               For the quarterly period ended September 30, 2000

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


As of November 1, 2000, Registrant had 15,628,240 Ordinary Shares outstanding.

Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 2000 (Unaudited) and December 31, 1999                     1

Unaudited Consolidated Statements of Income - Three and Nine Months ended September 30, 2000
and 1999                                                                                               2

Unaudited Consolidated Statements of Comprehensive Income (Loss) - Three and Nine Months
ended September 30, 2000 and 1999                                                                      3

Unaudited Consolidated Statements of Shareholders' Equity  - Nine Months ended September 30, 2000
and 1999                                                                                               4

Unaudited Consolidated Statements of Cash Flows - Nine Months ended September 30, 2000
and 1999                                                                                               5

Notes to Unaudited Consolidated Financial Statements at September 30, 2000                             6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                                                         12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                  19

PART II OTHER INFORMATION

     ITEM 1 through ITEM 6                                                                            20

     SIGNATURES                                                                                       21

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                          Consolidated Balance Sheets
                     (Expressed in United States Dollars)

                                                                  September  30,         December 31,
                                                                      2000                  1999
                                                                   (unaudited)
                                                                  ------------------------------------
ASSETS
Fixed maturity investments, available for sale, at fair
 value (Amortized cost $545,976,486; 1999 - $562,491,476)          $  534,673,726         $546,806,744
Cash and cash equivalents                                             105,103,195           29,000,653
Funds withheld at interest                                             39,130,671                    -
                                                                  ------------------------------------
    Total investments                                                 678,907,592          575,807,397
Receivables:
     Accrued interest                                                   5,597,593            5,554,355
     Risk fees                                                            720,379              861,552
     Policy loans                                                         457,344              536,420
     Reinsurance                                                                -              298,295
     Due from investment brokers                                                -              109,891
Deferred acquisition costs                                             19,672,742            1,919,528
Present value of inforce business                                      10,449,600           10,619,599
Other intangible assets                                                 7,836,812              200,000
Deferred tax benefit                                                    2,820,024            2,218,077
Fixed assets                                                            2,375,629            1,026,820
Other assets                                                              689,240              740,116
Due from related party                                                    180,505                    -
Current income tax receivable                                             100,934              196,905
Segregated assets                                                     405,584,564          256,545,532
                                                                  ------------------------------------
     Total assets                                                  $1,135,392,958         $856,634,487
                                                                  ====================================

LIABILITIES
Reserves for future policy benefits                                $  480,064,958         $365,478,762
Due to investment brokers                                              11,859,588                    -
Accounts payable and accrued expenses                                   8,099,854            4,347,648
Reinsurance payables                                                      753,871                    -
Due to related party                                                            -           11,601,464
Segregated liabilities                                                405,584,564          256,545,532
                                                                  ------------------------------------
     Total liabilities                                                906,362,835          637,973,406
                                                                  ------------------------------------

MINORITY INTEREST                                                       2,651,231                    -
                                                                  ------------------------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
     Issued and fully paid: 15,671,940 ordinary shares
     (1999 - 16,046,740 )
     (Excludes 2,904,500 held in Treasury; 1999 - 2,529,700 )             156,719              160,467
Additional paid in capital                                            224,318,364          227,534,287
Accumulated other comprehensive loss -
     Unrealized depreciation on investments                           (11,302,760)         (15,684,732)
Retained earnings                                                      13,206,569            6,651,059
                                                                  ------------------------------------
     Total shareholders' equity                                       226,378,892          218,661,081
                                                                  ------------------------------------
     Total liabilities and shareholders' equity                    $1,135,392,958         $856,634,487
                                                                  ====================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                  Unaudited Consolidated Statements of Income
                     (Expressed in United States Dollars)

                                           Three Months         Three Months           Nine Months             Nine Months
                                               ended                ended                 ended                  ended
                                           September 30,        September 30,          September 30,          September 30,
                                               2000                 1999                  2000                    1999
                                         ----------------------------------------------------------------------------------
REVENUES
Premiums earned                               $ 6,277,219          $         -           $ 9,891,259            $         -
Fee income                                        553,147              267,999             1,547,465                744,279
Investment income, net                         11,965,074            7,145,693            33,061,922             14,591,701
Realized losses                                  (115,080)          (1,014,444)             (259,705)            (2,497,268)
                                         ----------------------------------------------------------------------------------
     Total revenues                            18,680,360            6,399,248            44,240,941             12,838,712
                                         ----------------------------------------------------------------------------------


BENEFITS & EXPENSES
Claims and other policy benefits                3,412,361              869,181             8,165,062              1,188,846
Interest credited to interest sensitive
 contract liabilities                           4,746,915            1,791,484            12,625,690              1,791,484
Acquisition costs and other insurance
 expenses                                       3,269,345              668,498             7,490,291              1,890,499
Operating expenses                              2,811,417              804,984             7,478,592              1,894,848
                                         ----------------------------------------------------------------------------------
     Total benefits & expenses                 14,240,038            4,134,147            35,759,635              6,765,677
                                         ----------------------------------------------------------------------------------

     Net income before income taxes
      and minority interest                     4,440,322            2,265,101             8,481,306              6,073,035
Income taxes                                       38,000                    -              (332,000)                     -
                                         ----------------------------------------------------------------------------------

     Net income before minority
      interest                                  4,402,322            2,265,101             8,813,306              6,073,035

Minority interest                                (124,745)                   -              (124,745)                     -
                                         ----------------------------------------------------------------------------------


     Net income                               $ 4,527,067          $ 2,265,101           $ 8,938,051            $ 6,073,035
                                         ==================================================================================

Earnings per share
 Basic                                        $      0.29          $      0.12           $      0.56            $      0.33
                                         ==================================================================================
 Diluted                                      $      0.28          $      0.12           $      0.56            $      0.33
                                         ==================================================================================

Dividends per share                           $      0.05          $      0.05           $      0.15            $      0.10
                                         ==================================================================================

Weighted average number of shares
  outstanding:

   Basic                                       15,742,145           18,315,351            15,924,307             18,487,487
                                         ==================================================================================

   Diluted                                     15,913,452           18,315,351            15,987,319             18,487,487
                                         ==================================================================================


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
       Unaudited Consolidated Statements of Comprehensive Income (Loss)
                     (Expressed in United States Dollars)

                                              Three Months           Three Months          Nine Months         Nine Months
                                                 ended                  ended                 ended              ended
                                              September 30,          September 30,         September 30,       September 30,
                                                   2000                  1999                  2000                1999
---------------------------------------------------------------------------------------------------------------------------
Net income                                     $ 4,527,067           $ 2,265,101           $ 8,938,051         $  6,073,035
Other comprehensive income (loss),
 net of taxes
   Unrealized appreciation (depreciation) on
   investments:
   Unrealized holding appreciation (depreciation)
   arising during the period                     5,029,731            (2,344,704)            4,122,267          (11,854,680)
   Add: reclassification adjustment                115,080             1,014,444               259,705            2,497,268
   for losses included in net income
                                              -----------------------------------------------------------------------------
Unrealized appreciation (depreciation) on        5,144,811            (1,330,260)            4,381,972           (9,357,412)
 investments
                                              -----------------------------------------------------------------------------

Comprehensive income (loss)                    $ 9,671,878           $   934,841           $13,320,023         $ (3,284,377)
                                              =============================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Shareholders' Equity
                     (Expressed in United States Dollars)

                                                         Nine Months ended       Nine Months ended
                                                         September 30, 2000      September 30, 1999
---------------------------------------------------------------------------------------------------
SHARE CAPITAL:
  Beginning of period                                       $    160,467             $    185,684
  Repurchase of shares                                            (3,748)                 (14,878)
  Sales to direct investors                                            -                       80
                                                            -------------------------------------
                                                                 156,719                  170,886
                                                            -------------------------------------

ADDITIONAL PAID IN CAPITAL:
  Beginning of period                                        227,534,287              252,291,320
  Repurchase of shares                                        (3,236,727)             (14,863,492)
  Sales to direct investors                                            -                   87,920
  Issuance of equity options                                      20,804                  102,236
                                                            -------------------------------------
                                                             224,318,364              237,617,984
                                                            -------------------------------------

ACCUMULATED OTHER COMPREHENSIVE LOSS:
  Beginning of period                                        (15,684,732)                (853,146)
  Unrealized appreciation (depreciation) on investments        4,381,972               (9,357,412)
                                                            -------------------------------------
                                                             (11,302,760)             (10,210,558)
                                                            -------------------------------------

RETAINED EARNINGS:
  Beginning of period                                          6,651,059                  436,321
  Net income                                                   8,938,051                6,073,035
  Dividends paid                                              (2,382,541)              (1,857,644)
                                                            -------------------------------------
                                                              13,206,569                4,651,712
                                                            -------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                  $226,378,892             $232,230,024
                                                            =====================================


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                Unaudited Consolidated Statements of Cash Flows
                     (Expressed in United States Dollars)

                                                                                    Nine Months           Nine Months
                                                                                       ended                 ended
                                                                                    September 30,         September 30,
                                                                                        2000                 1999
                                                                                    ----------------------------------
OPERATING ACTIVITIES
Net income                                                                          $   8,938,051        $   6,073,035
Adjustments to reconcile net income to net cash provided by operating activities:
     Net realized losses on securities                                                    259,705            2,497,268
     Non cash salaries and professional fees                                               20,804              102,236
     Minority interest                                                                   (124,745)                   -
     Depreciation                                                                         295,925               54,679
     Amortization of deferred acquisition costs                                         3,917,792               74,197
     Amortization of PVIF                                                                  50,400                    -
     Amortization of other intangible assets                                              207,452                    -
     Net change in policy benefit reserves                                             16,012,138            3,179,907
     Changes in assets and liabilities:
         Reinsurance receivables and payables                                           1,052,166          (13,690,867)
         Risk fees                                                                        141,173                    -
         Policy loans                                                                      79,076                    -
         Accrued interest                                                                 (43,238)           2,040,236
         Deferred acquisition costs                                                    (8,883,859)          (2,161,620)
         Present value of inforce business                                                119,599                    -
         Other assets                                                                      50,876              189,397
         Deferred tax benefit                                                            (601,947)                   -
         Current income tax receivable                                                     95,971                    -
         Accounts payable and accrued expenses                                          3,722,199            5,004,802
         Due to related party                                                            (195,000)            (326,900)
                                                                                   -----------------------------------
Net cash provided by operating activities                                              25,114,538            3,036,370
                                                                                   -----------------------------------

INVESTING ACTIVITIES
Purchase of securities                                                               (157,658,202)        (588,858,254)
Proceeds on sales of securities                                                       173,913,487          313,877,931
Due to / from investment broker                                                        11,969,479                    -
Acquisition of majority interest in subsidiary net of cash acquired                       258,078                    -
Due to related party re purchase of subsidiary                                        (11,562,162)                   -
Purchase of intangible assets                                                          (5,321,166)                   -
Purchase of fixed assets                                                               (1,644,734)            (875,990)
                                                                                   -----------------------------------
Net cash provided by (used in) investing activities                                     9,954,780         (275,856,313)
                                                                                   -----------------------------------

FINANCING ACTIVITIES
Deposits to insurance accounts                                                        144,098,017          302,579,171
Withdrawals from insurance accounts                                                   (45,523,959)         (22,543,881)
Purchase of deferred acquisition costs                                                (12,787,147)             (75,036)
Funds withheld at interest                                                            (39,130,671)                   -
Net proceeds from sale of company stock                                                         -               88,000
Net cost of repurchase of company stock                                                (3,240,475)         (14,878,370)
Dividends paid                                                                         (2,382,541)          (1,857,644)
                                                                                   -----------------------------------
Net cash provided by financing activities                                              41,033,224          263,312,240
                                                                                   -----------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                76,102,542           (9,507,703)
Cash and cash equivalents, beginning of period                                         29,000,653           69,610,299
                                                                                   -----------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                            $ 105,103,195        $  60,102,596
                                                                                   ===================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000


1. Basis of presentation

Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") for and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the period are not necessarily indicative of the results to be expected for the entire year.

For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 1999.

We have reclassified some figures from our 1999 financial statements to conform to our 2000 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

2. Minority interest

In June 2000, we acquired a majority holding in Scottish Crown Group (Bermuda) Ltd. No amount of the resulting minority interest is held in preferred shares and therefore, we have no dividend requirements in relation to this minority interest.


3. Deferred acquisition costs

The change in deferred acquisition costs ("DAC") is as follows:

                                       Nine Months               Nine Months
                                     ended September           ended September
                                        30, 2000                  30, 1999
                                     -----------------------------------------
     Balance January 1                 $ 1,919,528              $         -
     Purchased DAC (1)                  12,787,147                   75,036
     Expenses deferred                   8,883,859                2,161,620
     Amortization expense               (3,917,792)                 (74,197)
                                     --------------------------------------
     Balance September 30              $19,672,742              $ 2,162,459
                                     ======================================

(1) Includes ceding commissions, broker commissions and excise taxes.

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000


4. Earnings per ordinary share

Basic earnings per share ("EPS") exclude the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

                                                       Three Months       Three Months        Nine Months        Nine Months
                                                     ended September    ended September    ended September    ended September
                                                         30, 2000           30, 1999           30, 2000           30, 1999
                                                 ----------------------------------------------------------------------------
Numerator:
   Net income                                            $ 4,527,067        $ 2,265,101        $ 8,938,051        $ 6,073,035
                                                 ----------------------------------------------------------------------------

Denominator:
  Denominator for basic earnings per share -
  Weighted average number of shares                       15,742,145         18,315,351         15,924,307         18,487,487
  Effect of dilutive securities -
   Stock Options                                             171,307                  -             63,012                  -
                                                 ----------------------------------------------------------------------------
Denominator for dilutive earnings
 per share                                                15,913,452         18,315,351         15,987,319         18,487,487
                                                 ----------------------------------------------------------------------------

Basic earnings per share                                 $      0.29        $      0.12        $      0.56        $      0.33
                                                 ============================================================================

Diluted earnings per share                               $      0.28        $      0.12        $      0.56        $      0.33
                                                 ============================================================================

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000

5. Segment Reporting

Income from insurance operations is split into three segments: U.S. reinsurance, Non U.S. reinsurance and Wealth management (previously named traditional reinsurance, non-traditional reinsurance and variable products).

The segment reporting for the lines of business is as follows:

                                               Three Months              Three Months        Nine Months           Nine Months
                                                   ended                    ended               ended                 ended
                                               September 30,             September 30,       September 30,         September 30,
                                                   2000                     1999                 2000                 1999
                                             ---------------------------------------------------------------------------------
REVENUES
U.S. reinsurance                                   $ 5,098,960           $        -          $10,256,841           $         -
Non U.S. reinsurance                                10,323,064            3,659,163           24,968,241             4,305,695
Wealth management                                      555,397              267,999            1,555,005               744,279
Other (1)                                            2,702,939            2,472,086            7,460,854             7,788,738
                                           -----------------------------------------------------------------------------------
Total                                              $18,680,360           $6,399,248          $44,240,941           $12,838,712
                                           ===================================================================================

NET INCOME BEFORE INCOME TAXES AND
 MINORITY INTEREST
U.S. reinsurance                                   $   212,994           $        -          $   120,078           $         -
Non U.S. reinsurance                                 2,265,364                8,006            2,721,384            (1,323,073)
Wealth management                                       17,609              179,451              405,294               535,846
Other (2)                                            1,944,355            2,077,644            5,234,550             6,860,262
                                           -----------------------------------------------------------------------------------
Total                                              $ 4,440,322           $2,265,101          $ 8,481,306           $ 6,073,035
                                           ===================================================================================



                                            September 30,        December 31,
                                                 2000                1999
                                          ------------------------------------
                   ASSETS BY SEGMENT
                   U.S. reinsurance        $  126,627,102         $111,387,649
                   Non U.S. reinsurance       463,959,826          316,724,151
                   Wealth management          425,890,585          257,664,994
                   Other                      118,915,445          170,857,693
                                           -----------------------------------
                   Total                   $1,135,392,958         $856,634,487
                                          ====================================

(1) Includes investment income on unallocated capital and realized gains and losses.
(2) Includes corporate expenses.

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000


6. Stock Option Plans

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

Option activity under the 1998 Plan is as follows:

                                                                                                  Weighted
                                                        Options                               average exercise
                                                    available for           Number of         price of options
                                                         grant               options              outstanding
                                                   ----------------------------------------------------------
          Balance May 12, 1998 (1)                              -                     -                     -
          Authorized                                    1,600,000                     -                     -
          Granted                                      (1,070,000)            1,070,000              $15.0000
          Exercised                                             -                     -                     -
          Cancelled                                             -                     -                     -
                                                     --------------------------------------------------------
          Balance December 31, 1998                       530,000             1,070,000               15.0000

          Authorized                                            -                     -                     -
          Granted                                        (545,600)              545,600               15.0000
          Exercised                                             -                     -                     -
          Cancelled                                       233,333              (233,333)              15.0000
                                                     --------------------------------------------------------
          Balance December 31, 1999                       217,733             1,382,267               15.0000

          Authorized                                            -                     -                     -
          Granted (2)                                    (556,000)              556,000                8.0555
          Exercised                                             -                     -                     -
          Cancelled (3)                                   538,333              (538,333)              15.0000
                                                     --------------------------------------------------------
          Balance September 30, 2000                      200,066             1,399,934              $12.2419
                                                     ========================================================


(1) Date of incorporation.
(2) Includes options granted to new employees and Directors annual grant.
(3) Options cancelled upon the resignation of employees.

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000


  Option activity under the 1999 Plan is as follows:

                                                                                                 Weighted
                                                       Options                                average exercise
                                                    available for            Number of        price of options
                                                         grant                 options           outstanding
                                                  -----------------------------------------------------------
          Balance December 31, 1998                             -                     -                     -
          Authorized                                      750,000                     -                     -
          Granted                                        (325,000)              325,000               $8.0625
          Exercised                                             -                     -                     -
          Cancelled                                             -                     -                     -
                                                  -----------------------------------------------------------
          Balance December 31, 1999                       425,000               325,000                8.0625

          Authorized                                            -                     -                     -
          Granted (1)                                    (114,500)              114,500                8.3881
          Exercised                                             -                     -                     -
          Cancelled (2)                                   162,500              (162,500)               8.0421
                                                  -----------------------------------------------------------
          Balance September 30, 2000                      473,000               277,000               $8.2090
                                                  ===========================================================

(1) Options granted to new employees.
(2) Options cancelled upon the resignation of employees.

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

                                                                                                  Weighted
                                                        Options                               average exercise
                                                     available for           Number of        price of options
                                                          grant               options             outstanding
                                              ---------------------------------------------------------------
          Balance December 31, 1998                             -                     -                     -
          Authorized                                      750,000                     -                     -
          Granted                                        (573,000)              573,000               $8.0898
          Exercised                                             -                     -                     -
          Cancelled                                             -                     -                     -
                                              ---------------------------------------------------------------
          Balance December 31, 1999                       177,000               573,000                8.0898

          Authorized                                            -                     -                     -
          Granted (1)                                    (235,000)              235,000                8.4066
          Exercised                                             -                     -                     -
          Cancelled (2)                                    75,000               (75,000)               8.0625
                                              ---------------------------------------------------------------
          Balance September 30, 2000                       17,000               733,000               $8.1941
                                              ===============================================================

(1) Options granted to new employees.
(2) Options cancelled upon the resignation of employees.

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2000


Summarizing the information above, the Company has authorized a total of 3,100,000 options. Of those authorized, 2,409,934 have been granted, leaving 690,066 available for grant. The average exercise price of all options granted is $10.5472.


                                                                                                  Weighted
                                                        Options                               average exercise
                                                     available for            Number of        price of options
                                                         grant                 options             outstanding
                                                    ---------------------------------------------------------
          Balance May 12, 1998 (1)                              -                     -                     -
          Authorized                                    1,600,000                     -                     -
          Granted                                      (1,070,000)            1,070,000              $15.0000
          Exercised                                             -                     -                     -
          Cancelled                                             -                     -                     -
                                                     --------------------------------------------------------
          Balance December 31, 1998                       530,000             1,070,000               15.0000

          Authorized                                    1,500,000                     -                     -
          Granted                                      (1,443,600)            1,443,600               10.6953
          Exercised                                             -                     -                     -
          Cancelled                                       233,333              (233,333)              15.0000
                                                     --------------------------------------------------------
          Balance December 31, 1999                       819,733             2,280,267               12.2748

          Authorized                                            -                     -                     -
          Granted (2)                                    (905,500)              905,500                8.1887
          Exercised                                             -                     -                     -
          Cancelled (3)                                   775,833              (775,833)              12.8720
                                                     --------------------------------------------------------
          Balance September 30, 2000                      690,066             2,409,934              $10.5472
                                                     ========================================================


(1) Date of incorporation.
(2) Includes options granted to new employees and Directors annual grant.
(3) Options cancelled upon the resignation of employees.

                    Scottish Annuity & Life Holdings, Ltd.
               Management's Discussion and Analysis of Financial
                      Condition and Results of Operations

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "us", "our", or "the Company") completed its initial public offering ("IPO") on November 30, 1998. Our principal assets include the direct or indirect ownership of Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("Scottish Insurance"), Scottish Holdings, Inc., Scottish Holdings (Barbados) Limited, Scottish Re (U.S.), Inc. ("Scottish Re") (formerly Harbourton Reassurance, Inc.), The Scottish Annuity Company (Cayman) Ltd. ("Scottish Annuity"), and a 50.01% share of Scottish Crown Group (Bermuda) Limited ("Scottish Crown"). Scottish Insurance was formed in 1998 principally to provide reinsurance of life and annuity products and to issue customized variable life insurance products to high net worth individuals and families. Scottish Annuity provides customized variable annuity products to high net worth individuals and families. Scottish Re, a Delaware insurance company, which is licensed in 14 states and admitted as a reinsurer in an additional 19 states, provides us with a U.S. based platform to provide reinsurance products. Scottish Crown was formed to provide customized variable life and annuity insurance products to high net worth individuals and families.

Earnings per share


                                          Three months       Three months         Nine months       Nine months
                                              ended              ended              ended              ended
                                          September 30,      September 30,       September 30,      September 30,
                                              2000               1999                2000               1999
Net income                                  $4,527,067         $2,265,101          $8,938,051         $6,073,035
                                            ==========         ==========          ==========         ==========

Basic EPS                                   $     0.29         $     0.12          $     0.56         $     0.33
                                            ==========         ==========          ==========         ==========
Diluted EPS                                 $     0.28         $     0.12          $     0.56         $     0.33
                                            ==========         ==========          ==========         ==========

Our Net income for the third quarter of $4.5 million or $0.29 per share was a 142% increase over the same quarter in 1999 on a per share basis. Net income for the nine months of $8.9 million or $0.56 per share was a 70% increase over the same period in 1999 on a per share basis. These increases are primarily due to increased income from our reinsurance and wealth management operations, our investment portfolio, reductions in realized losses on securities and our repurchase of ordinary shares during the year.

Excluding the effect of realized losses on securities our earnings would be as follows:


                                          Three months       Three months         Nine months       Nine months
                                              ended              ended              ended              ended
                                          September 30,      September 30,       September 30,      September 30,
                                              2000               1999                2000               1999
Net income                                  $4,642,147         $3,279,545          $9,197,756         $8,570,303
                                            ==========         ==========          ==========         ==========

Basic & Diluted EPS                         $     0.29         $     0.18          $     0.58         $     0.46
                                            ==========         ==========          ==========         ==========

Revenues

Revenues have increased significantly in the year to date due to growth in our Non U.S. reinsurance operations, our acquisition of Scottish Re which is writing reinsurance treaties for domestic insurance companies, new reinsurance treaties written by our Cayman operation and a large increase in investment income due to the increase in our investment portfolio as a result of these new reinsurance agreements.

Revenue is made up as follows:


                                       Three months         Three months         Nine months           Nine months
                                           ended                ended              ended                  ended
                                       September 30,        September 30,       September 30,          September 30,
                                           2000                 1999                2000                   1999
Premiums earned                          $ 6,277,219          $         -          $ 9,891,259          $         -

Fee income                                   553,147              267,999            1,547,465              744,279

Investment income, net                    11,965,074            7,145,693           33,061,922           14,591,701

Realized losses                             (115,080)          (1,014,444)            (259,705)          (2,497,268)
                                       ----------------------------------------------------------------------------

Total Revenues                           $18,680,360          $ 6,399,248          $44,240,941          $12,838,712
                                       ============================================================================

Premiums earned

Premiums earned are a result of new reinsurance treaties written by Scottish Re, premiums from a block of Accident & Health business previously written by Scottish Re before we acquired the company and reinsurance treaties written by our international company Scottish Insurance. As of September 30, 2000 we reinsure approximately $3 billion of life coverage on 100,000 lives. The average benefit coverage per life is $30,000 and the maximum retention on any one life is $1 million.

The split of premium income from these segments is as follows:


                                     Three months           Three months      Nine months         Nine months
                                         ended                  ended           ended                ended
                                     September 30,          September 30,    September 30,        September 30,
                                         2000                   1999             2000                 1999
U.S. reinsurance                       $3,272,584               $   -          $4,747,076            $  -

Non U.S. reinsurance                    3,004,635                   -           5,144,183               -
                                      --------------------------------------------------------------------
Total                                  $6,277,219               $   -          $9,891,259            $  -
                                      ====================================================================

We anticipate a steady flow of premiums in future quarters from these new treaties. During the third quarter we continued to review a number of reinsurance transactions. We expect to write some of these during the fourth quarter.

Fee income

Fee income includes fees earned from our Wealth Management products offered to high net worth individuals by Scottish Annuity and Scottish Insurance in the Cayman Islands. These fees increased from $.3 million to $.6 million in the quarter and from $.7 million to $ 1.5 million in the nine months due primarily to increases in variable account balances and the purchase of Scottish Annuity, resulting in 100% of the fee income reverting to us this year.


Investment income

Net investment income increased from $7.1 million to $12.0 million in the three months and from $14.6 million to $33.1 million in the nine months compared to the same periods last year as a result of an increase in total investments plus an increase in our average book yield.

The split of investment income by segment is as follows:

                                        Three months          Three months      Nine months         Nine months
                                            ended                 ended           ended                ended
                                       September 30,         September 30,    September 30,        September 30,
                                            2000                  1999            2000                 1999
U.S. reinsurance                       $ 1,826,376          $        -         $ 5,509,765         $         -

Non U.S. reinsurance                     7,318,429           3,659,163          19,824,058           4,305,695

Wealth management                            2,250                   -               7,540                   -

Other                                    2,818,019           3,486,530           7,720,559          10,286,006
                                     -------------------------------------------------------------------------

Total                                  $11,965,074          $7,145,693         $33,061,922         $14,591,701
                                     =========================================================================

Capital has been contributed to our U.S. operations as required and is utilized to support the reinsurance agreements in place, more capital will be contributed as required. The funds remaining in our Cayman companies are being utilized to support our Non U.S. reinsurance agreements and capital that is not yet allocated is invested to provide investment income at competitive rates. Such investment income is shown as other in the above table.


Realized losses

Net realized losses on securities in 1999 were primarily due to portfolio restructuring. The losses this year are as a result of sales of securities to meet cash flow demands.

Benefits & Expenses

                                     Three months      Three months     Nine months       Nine months
                                        ended             ended            ended            ended
                                     September 30,     September 30,    September 30,     September 30,
                                        2000              1999             2000              1999
Claims and other policy benefits    $  3,412,361       $  869,181       $ 8,165,062        $1,188,846

Interest credited to interest
 sensitive contract liabilities        4,746,915        1,791,484        12,625,690         1,791,484

Acquisition costs and other
 insurance expenses                    3,269,345          668,498         7,490,291         1,890,499

Operating expenses                     2,811,417          804,984         7,478,592         1,894,848
                                   ------------------------------------------------------------------
Total benefits & expenses           $ 14,240,038       $4,134,147       $35,759,635        $6,765,677
                                   ==================================================================

Claims and other policy benefits

Claims and other policy benefits increased from $.9 million in the third quarter to $3.4 million and from $1.2 million to $8.2 million in the first nine months of 2000 as a result of the new reinsurance treaties together with active management of existing treaties.

The split of these expenses between segments is as follows:

                                     Three months      Three months     Nine months       Nine months
                                        ended             ended            ended            ended
                                     September 30,     September 30,    September 30,     September 30,
                                        2000              1999             2000              1999
U.S. reinsurance                   $  1,743,500       $        -       $  2,623,817      $          -

Non U.S. reinsurance                  1,668,861          869,181          5,541,245         1,188,846
                                   ------------------------------------------------------------------
Total                              $  3,412,361       $  869,181       $  8,165,062      $  1,188,846
                                   ==================================================================

Interest credited to interest sensitive contract liabilities

Interest credited to interest sensitive contract liabilities increased from $1.8 million to $4.7 million for the three months and from $1.8 million to $12.6 million for the nine months as a result of new reinsurance treaties. Interest is calculated based on the liabilities recorded on the balance sheet at the rate of interest specified in the reinsurance agreement.

The split of these expenses between segments is as follows:

                                     Three months      Three months     Nine months       Nine months
                                        ended             ended            ended            ended
                                     September 30,     September 30,    September 30,     September 30,
                                        2000              1999             2000              1999
U.S. reinsurance                    $    785,631      $          -     $    2,467,011    $           -

Non U.S. reinsurance                   3,961,284         1,791,484         10,158,679        1,791,484
                                    ------------------------------------------------------------------
Total                               $  4,746,915      $  1,791,484     $   12,625,690    $   1,791,484
                                    ==================================================================


Acquisition costs and other insurance expenses

Acquisition costs and other insurance expenses increased from $.7 million to $3.3 million in the third quarter and from $1.9 million to $7.5 million in the first nine months as a result of the new reinsurance treaties.

The components of these expenses are as follows:


                                   Three months          Three months           Nine months          Nine months
                                       ended                ended                 ended                 ended
                                   September 30,         September 30,         September 30,         September 30,
                                       2000                  1999                  2000                  1999
Commissions & excise taxes         $   3,993,805        $     (48,252)       $   6,128,137        $   1,363,316

Insurance expenses                     2,421,373            1,104,567            6,277,821            2,614,606

Deferred expenses                     (5,604,227)            (438,000)          (8,883,859)          (2,161,620)

Amortization - PVIF                       16,800                    -               50,400                    -

Amortization - DAC                     2,441,594               50,183            3,917,792               74,197
                                   ----------------------------------------------------------------------------
Total                              $   3,269,345        $     668,498        $   7,490,291        $   1,890,499
                                   ============================================================================

Commissions & excise taxes vary with premiums earned. Insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance agreements. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or in relation to the estimated gross profit in respect of our interest sensitive contracts.

The split of these expenses between segments is as follows:

                                 Three months       Three months       Nine months        Nine months
                                    ended              ended              ended             ended
                                 September 30,      September 30,      September 30,      September 30,
                                     2000               1999               2000              1999
U.S. reinsurance                 $ 1,320,893        $       -          $  2,380,422       $             -

Non U.S. reinsurance               1,808,303          668,498             4,729,542             1,890,499

Wealth Management                    140,149                -               380,327                     -
                                 ------------------------------------------------------------------------
Total                            $ 3,269,345        $ 668,498          $  7,490,291       $     1,890,499
                                 ========================================================================

Operating expenses

Operating expenses increased from $.8 million to $2.8 million for the quarter and from $1.9 million to $7.5 million for the nine months as a result of increased reinsurance activity and the implementation of our U.S. reinsurance operations through Scottish Re. Included in the nine month figure is $.9 million of non-recurring employee expenses, which relate to four employees including severance, recruiting and relocation expenses, all of which occurred in the first two quarters of the year.

The split of these expenses between segments is as follows:


                                  Three months     Three months    Nine months     Nine months
                                     ended            ended          ended           ended
                                  September 30,    September 30,  September 30,   September 30,
                                     2000              1999           2000           1999
U.S. reinsurance                  $ 1,035,942      $        -     $   2,665,513   $          -

Non U.S. reinsurance                  619,252         321,994         1,817,391        757,939

Wealth management                     397,639          88,548           769,384        208,433

Other                                 758,584         394,442         2,226,304        928,476
                                  ------------------------------------------------------------
Total                             $ 2,811,417      $  804,984     $   7,478,592   $  1,894,848
                                  ============================================================

Income taxes

The income tax benefit arises from a deferred tax credit offset by current tax on our U.S. operations, which became profitable for the first time this quarter.

Minority interest

In June 2000, Scottish Insurance entered into a joint venture with Crown Capital Investors, LLC, a Delaware limited liability company ("Crown"), to form Scottish Crown. Scottish Insurance paid $5.25 million for its share of Scottish Crown. Scottish Crown will provide customized variable life and annuity insurance products to high net worth individuals and families. Scottish Crown owns two Bermuda licensed insurance companies, and has a 10-year exclusive distribution agreement with Crown World Services Ltd., a Bermuda company. The Minority interests share of the results of this operation is shown separately on the Income Statement and Balance Sheet.

Investments

Two professional investment managers, General Re - New England Asset Management, Inc. and Prudential Investment Corporation, manage our investment portfolio. Our investment guidelines are designed to diversify the portfolio to maximize investment income while minimizing risk. At September 30, 2000, the portfolio had an average quality rating of AA, an average duration of 2.59 years and an average book yield of 7.07%. This compares with an average quality rating of AA, an average duration of 2.98 years and an average book yield of 6.79% respectively at December 31, 1999. A realized loss of $.1 million and net unrealized appreciation of $5.1 million were recognized on investments during the third quarter. A realized loss of $.3 million and net unrealized appreciation of $4.4 million were recognized on investments during the first nine months.

Capital Resources and Liquidity

At September 30, 2000, total capitalization was $226 million. We have no material commitments for capital expenditures and do not anticipate incurring material indebtedness other than letters of credit or lines of credit, which may be required in the ordinary course of our reinsurance business.

During the first nine months of 2000, we paid dividends totaling $0.15 per share or $2.4 million.

In the nine months ended September 30, 2000 we repurchased 374,800 shares for $3.2 million (average price of $8.66 per share), and through November 1, 2000 we have repurchased an additional 43,700 shares, resulting in an aggregate repurchase in the year to date of 418,500 shares for $3.7 million (average price of $8.74 per share) under a program authorized by the Board on April 6, 2000 to repurchase up to $20 million of outstanding shares.

We successfully renewed our letter of credit and line of credit facility for one year expiring in July 2001. We have access to a combined $70 million through available lines and letters of credit, of which approximately $19.3 million is currently being utilized under a letter of credit in support of our Non U.S. reinsurance business.

Cash flow

Cash flow from operations for the nine months was $25.2 million. We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity and capital to meet our needs for the next several years.

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

PART II - OTHER INFORMATION


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

Item 6.   Exhibits and Reports on Form 8-K

          (a)   Exhibits. The following Exhibits are filed as part of this 10-Q:


          27.1  Financial Data Schedule


          (b) Reports on Form 8-K . No reports on Form 8-K were filed during the three month period ended September 30, 2000.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                         SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: November 8, 2000   By: /s/  Michael C. French

                             Michael C. French
                             Chief Executive Officer


Date: November 8, 2000   By: /s/ Scott E. Willkomm

                             Scott E. Willkomm
                             President
                             (Principal Financial Officer and
                             Principal Accounting Officer)

EXHIBIT INDEX



EXHIBIT
SEQUENTIAL
NUMBER
PAGE NO.  DESCRIPTION OF DOCUMENT
--------  -----------------------


27.1      Financial Data Schedule