Form 10-K405
period 2000-12-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2001-03-30
CIK 1064122

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                               ----------------
                                   FORM 10-K

                  For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

  [X]Annual Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                  For the fiscal year ended December 31, 2000

  [_]Transition Report Pursuant to Section 13 or 15(d) of the Securities
    Exchange Act of 1934

                 For the Transition period from       to

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

 Cayman Islands, British West Indies                 Not Applicable
   (Address of Principal Executive                     (Zip Code)
              Offices)

      Registrant's telephone number, including area code: (345) 949-2800

          Securities Registered Pursuant to Section 12(b) of the Act:

         Title of Each Class                      Name of Each Exchange
                None                               on Which Registered

          Securities Registered Pursuant to Section 12(g) of the Act:

                  Ordinary Shares, par value $0.01 per share

  Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

  The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2001 was $252,572,141.

  As of February 28, 2001, Registrant had 15,614,240 Ordinary Shares outstanding.

                     DOCUMENTS INCORPORATED BY REFERENCE.

  Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2001 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "Commission") within 120 days of the close of the registrant's fiscal year ended December 31, 2000.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                     PART I

 Item 1:  BUSINESS.......................................................     1
 Item 2:  PROPERTY.......................................................    15
 Item 3:  LEGAL PROCEEDINGS..............................................    15
 Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS..........    15

                                    PART II
 Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
          MATTERS........................................................    16
 Item 6:  SELECTED FINANCIAL DATA........................................    17
 Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS..........................................    17
 Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.....    24
 Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA....................    26
 Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
          FINANCIAL DISCLOSURE...........................................    26

                                   PART III
 Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.............    27
 Item 11: EXECUTIVE COMPENSATION.........................................    27
 Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.....................................................    27
 Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.................    27

                                    PART IV
 Item 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-
          K..............................................................    28

 SIGNATURES...............................................................   56

                                    PART I

Item 1: Business

General

  Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "our", or "the Company") is a Cayman Islands holding company that was incorporated in May 1998 and completed its initial public offering ("IPO") on November 30, 1998. Through our wholly owned subsidiaries, we provide life reinsurance to life insurance companies and issue variable insurance policies to high net worth individuals.

  We have two wholly-owned direct subsidiaries: Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("SALIC"), a Cayman Islands insurance company formed by the Company in 1998; and The Scottish Annuity Company (Cayman) Ltd. ("SAC"), a Cayman Islands insurance company that was incorporated in 1994 and acquired by the Company in 1999.

  Scottish Re (U.S.), Inc. ("Scottish Re"), formerly Harbourton Reassurance, Inc. ("Harbourton"), is a Delaware insurance company that was acquired by SALIC in 1999. Scottish Re provides life reinsurance to life insurance companies. Scottish Re is licensed to do business in the United States by 15 states and admitted as a reinsurer in an additional 29 states.

  In June 2000, we acquired a 50.01% holding in Scottish Crown Group (Bermuda) Ltd. ("Scottish Crown"). As of December 31, 2000, Scottish Crown owned two Bermuda-licensed insurance companies that are engaged in the issuance of variable insurance policies to high net worth individuals. In February 2001, Scottish Holdings (U.S.), Inc., a wholly-owned subsidiary of SALIC, acquired 100% of one of the Bermuda-licensed insurance companies.

Lines of Business

  We are engaged in two businesses: Life Reinsurance, and the direct issuance of variable insurance policies to high net worth individuals, which we call Wealth Management.

 Life Reinsurance

  In our Life Reinsurance business, we provide low cost solutions to the needs of insurance companies seeking reinsurance of life insurance and annuities. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies. We assume risks associated with primary life insurance policies and annuities, both inforce and new business. We reinsure (i) mortality and ancillary morbidity, (ii) investment, (iii) persistency and (iv) expense risks. Scottish Re originates reinsurance business predominantly by marketing its products and services directly to U.S. life insurance and reinsurance companies. SALIC originates reinsurance business predominantly through referrals from reinsurance brokers and intermediaries.

 Wealth Management

  In our Wealth Management business, we issue variable annuities and variable universal life policies to high net worth individuals. These policies are typically used in sophisticated investment and estate planning strategies. Variable annuities and variable life insurance policies have a cash value component that is held in a separate account and invested by us with investment managers. Through our Bermuda and Cayman Islands insurance companies, we have the flexibility to offer variable insurance products that permit the use of investment managers and investment strategies not typically available in similar products issued by other companies to the general public.

Products Offered

 Life Reinsurance

  Reinsurance is an arrangement under which an insurance company, called the reinsurer, agrees to indemnify another insurance company, called the ceding company or cedent, for all or a portion of the insurance risks underwritten by the ceding company. It is standard industry practice for primary insurers to reinsure portions of their insurance risks with other insurance companies. This practice permits primary insurers to write insurance policies in amounts larger than they are willing or able to retain. Reinsurers may also purchase reinsurance, or "retrocession" coverage, to limit their own risk exposure. We assume risks from both primary insurers and reinsurers.

  We reinsure principally life insurance and annuity products, spanning a broad range of products offered by insurers. Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life, and fixed and variable universal life. Annuity products that we reinsure include retail fixed immediate and deferred annuities and variable annuities and such institutional products as funding agreements, guaranteed investment contracts, and pension termination and structured settlement annuities.

  For these products, we write reinsurance generally in the form of yearly renewable term, coinsurance or modified coinsurance. Under yearly renewable term we share only in the mortality risk. Under coinsurance, ownership of the assets supporting the reserves is transferred to the reinsurer, whereas in modified coinsurance arrangements, the ceding company retains ownership of the assets supporting the reserves. Under a coinsurance or modified coinsurance arrangement, we will generally share proportionately in all material risks inherent in the underlying policies. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a reinsurance premium.

  Our reinsurance treaties are written on an automatic basis. The reinsurance may be solicited directly by us or through reinsurance intermediaries. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to us. The reinsurance may be written on either:

  . a proportional basis under which a specified percentage of each risk in the reinsured class of risk is assumed by us from the ceding company, along with our portion of the underlying premiums in proportion to such assumed risk; or

  . an excess of loss basis under which we indemnify the ceding company, up to a contractually-specified amount, for a portion of claims exceeding a specified retention amount, in consideration of non-proportional premiums being paid.

 Wealth Management

  Our Wealth Management business consists of the issuance of variable universal life insurance policies and variable annuities to high net worth individuals. Variable insurance products are often used in connection with estate and investment planning strategies. These are separate account products in which premiums paid by the insured to the insurance company are placed in a separate account for the benefit of the insured. Premiums in each separate account are invested by us with one or more investment managers and the policyholder retains the benefits of favorable investment performance, as well as the risk of adverse investment results. Under Bermuda and Cayman Islands Law, assets held in a separate account are not subject to claims of the insurance company's general creditors.

  Variable annuities provide tax-deferred appreciation of the assets in the separate account until funds are withdrawn or periodic annuity payments begin. There is no death benefit provided by a variable annuity. Our minimum initial premium deposit for a variable annuity is $1 million and additional premium deposits may be made.

  Variable universal life insurance policies provide tax-deferred appreciation of the assets in the separate account and, if the gains are not distributed from the policy until the death of the insured, the gains are not subject to income taxation. Variable universal life insurance provides a death benefit and, if properly structured, may also permit loans against the value of the policy's assets.

  Our revenues earned from these policies consist of insurance and administrative fees assessed against the assets in each separate account.

  Our variable insurance products do not guarantee investment returns.

Marketing

 Life Reinsurance

  In our Life Reinsurance business, we target U.S. life insurance and reinsurance companies, as well as organizations that are not engaged in the life insurance or reinsurance businesses, that nevertheless have life insurance-related risks (such as pension plans) that we believe would benefit from our reinsurance products based on our analysis of publicly available information and other industry data. Where permitted by law, we actively market our reinsurance products to our target market. In addition, we seek to capitalize on the relationships developed by our executive officers and marketing staff with members of the actuarial profession and senior insurance company executives, at both primary insurers and other reinsurers. Finally, we work with reinsurance intermediaries, brokers and consultants who are engaged in obtaining reinsurance on behalf of their clients.

  We package our various products under two categories: Financial Solutions and Traditional Solutions:

  . Financial Solutions is a class of financial reinsurance products concentrated in three areas of insurance, including life, annuity and long-term disability. Financial reinsurance is a product which aids insurance companies with their capital and balance sheet management. Financial Solutions focuses on retrospective or inforce business.

  . Traditional Solutions primarily is associated with prospective or new business. We market Traditional Solutions predominantly on a direct basis to primary life and annuity insurance companies where we participate in first dollar quota share pools of fully underwritten automatic business. In this market, we provide low cost, innovative life reinsurance solutions. Industry growth and competitor consolidation creates a need in today's life reinsurance market for additional capacity.

  In both areas, our high quality team includes experienced actuaries, accountants, underwriters and reinsurance experts with the skills necessary to meet and exceed client expectations in a competitive market.

 Wealth Management

  In our Wealth Management business, we seek to write variable annuity and variable universal life insurance for high net worth individuals and families with at least $10 million of liquid net worth. Because we offer variable insurance products that we believe comply with U.S. Internal Revenue Code requirements for insurance products, we typically insure U.S. persons, individuals with U.S. beneficiaries or non-U.S. persons with a U.S. tax presence. In order to market our products, we rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the U.S. and Europe to generate business. None of these intermediaries represent us as agents or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken in the U.S.

Risk Management

 Life Reinsurance

  We reinsure four principal classes of risk in our Life Reinsurance business:
(i) mortality and ancillary morbidity, (ii) investment, (iii) persistency and
(iv) expense.

  Mortality and morbidity risk is the risk that death and disability claims exceed our expected amount; a greater frequency or higher average size of deaths than we expected can cause us to pay greater death benefits, adversely affecting our profitability; moreover, even if the total death benefits paid over the life of the contract do not exceed the expected amount, sporadic timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting our profitability in that period. We mitigate these risks through selection, diversification and retrocession. We analyze each block of business based on an evaluation of the ceding company's history, management, target market, products and underwriting criteria relative to the industry. We diversify our risks by targeting primarily first dollar quota share pools of top producing direct writing companies. We further diversify by participating in annuity and disability products in the payout stage where the mortality risk is the risk of later deaths. A mix of these products, with life products can help offset general trends in population mortality. We mitigate our risk of exposure to any one block of business or any one individual life by limiting our share to generally 20-25% in any one pool. We further mitigate the risk of any one large claim by utilizing retrocession above our retention of $1 million per life. We limit and diversify our counter-party risk by spreading our retrocession over a pool comprised of six highly rated retrocessionaires.

  Our investments, which are virtually all fixed income securities, are subject to interest rate, credit, and liquidity risk, each of which is addressed in greater detail in Item 7A: Quantitative and Qualitative Disclosures about Market Risk on page 24. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The liability cash flows required to pay future benefits are subject to actuarial uncertainties and, in some cases, contain provisions that tend to increase benefits to customers contingently on movements in interest rates and/or equity markets.

  We analyze the potential results of a transaction, including the cash flows of the liabilities, the related assets and any risk mitigation measures, and price transactions to cover our costs and earn a desirable risk-adjusted return under various scenarios. While we have not done so in the past, we may use interest rate swaps and other hedging instruments as tools to mitigate these risks and may also retrocede some risks to other reinsurers.

  Persistency risk consists of lapse and surrender risks. Lapse and surrenders are the voluntary termination of a policy by the policyholder. Surrenders usually involve the return of the policy's cash surrender value to the policyholder. Persistency affects the duration the policy will continue to pay premiums and also the period of time in which benefits are payable in the event of death. The risk is that persistency is significantly different from that assumed in pricing. Persistency significantly lower than priced for can cause us to pay greater than expected death benefits in future years adversely impacting our profitability. Persistency significantly higher than priced can cause our deferred expenses to be unrecoverable, possibly causing a loss recognition adversely impacting our profitability. For policies with cash surrender benefits, surrenders significantly different from expected will also cause increased disintermediation risk. We mitigate these risks through diversification.

  Expense risk is the risk that actual expenses will be higher than those covered in pricing. The risk is that expense per policy reinsured is higher due to a lower number of policies than anticipated. We mitigate this risk through the use of automation, bulk reporting and management of general expenses.

 Wealth Management

  The principal risks associated with our Wealth Management business are (i) mortality, (ii) persistency, (iii) expense and (iv) counter-party risk. We do not have the investment risks associated with these policies; the principal risk in our variable insurance business is mortality risk. The death benefits provided by our variable life insurance policies vary based on the investment return of the underlying separate account assets invested by the independent investment managers. The difference between the value of the assets in the underlying separate account and the policy's stated death benefit, known as the "net amount at risk", represents a general liability. Mortality risk tends to be more stable when spread across large numbers of insureds. We expect that our variable life insurance policies, which provide substantial death benefits given expected initial premiums of at least $2.0 million for single premium policies and $0.5 million for multiple premium policies, will be held by a relatively small number of high net worth policyholders. Consequently, our associated mortality risk exposure will be greater in the aggregate, and our probability of loss less predictable than an insurer with a broader risk pool. Therefore, pursuant to our Underwriting Guidelines, we reinsure substantially all of the mortality risk associated with our variable life insurance business and accordingly rely upon our reinsurers' willingness and ability to pay death claims. Our Underwriting Guidelines provide that any reinsurer to whom we cede business must have a financial strength rating of at least "A-" or higher from A.M. Best Company or an equivalent rating by another major rating agency.

Investment Portfolio

 General

  Our investment portfolio consists primarily of fixed income securities with a weighted average investment rating of "AA-". We seek to generate attractive levels of investment income while limiting exposure to risks of changing interest rates, excess default experience and adverse changes in asset values. We derive the benefits of a professionally managed investment portfolio by using third party investment management. We actively manage their activities, retaining control over asset-liability management, investment policy and strategy, compliance and evaluation of results. If we are unable to effectively manage investment results and risks in an asset-liability context, our ability to support our Life Reinsurance and Wealth Management businesses, our results of operations and our financial condition could be adversely affected.

 Investment Oversight

  Our Board of Directors and its Investment Committee review our investment portfolio and the performance of our investment managers and approve changes in investment policy and strategy proposed by management. The Board of Directors can approve exceptions to our investment policy and periodically reviews our investment policy in light of prevailing market conditions. The investment managers and our investment policy may be changed from time to time as a result of such reviews.

 Investment Policy

  Our investment policy is the primary tool for governance of the investment process. It is designed to support the financial objectives and strategy of the Company within an overarching strategy and risk management framework. The policy includes limits requiring diversification by asset class, fixed income sector and single issuers and limiting exposure to lower rated securities. It also mandates effective asset-liability management processes including the maintenance of adequate liquidity to meet potential cash outflows.

  We are exposed to three primary sources of investment risk on fixed income investments: credit risk, liquidity risk, and interest rate risk. Credit risk arises from uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. Liquidity risk is the risk that the combination of regular cash inflows and proceeds of financing and asset sales might not be sufficient to satisfy required payments in some scenarios or that the need to obtain financing or sell assets could be at disadvantageous rates or prices. Interest rate risk is the risk to earnings and the value of stockholders' equity arising from potential changes in market interest rates and their effect on both assets and liabilities.

  We manage credit risk through industry and issuer diversification and overall limits on the amounts of credit risk taken. We manage liquidity and interest rate risk through asset-liability management ("ALM"). Our primary ALM practices include: (i) modeling the cash flows necessary to service each existing and newly written reinsurance liability by considering various interest rate scenarios, (ii) targeting new investments with cash flows suitable for new and existing liabilities, (iii) evaluating and quantifying the risks to earnings and the economic value of stockholders' equity created by gaps between the projected cash flows from existing assets and those required by inforce liabilities,
(iv) reducing the risks caused by mismatches opportunistically by buying matching new investments, and (v) using interest rate swaps, futures, and other financial instruments to hedge significant risks that occur during the investment origination process and that may remain in our inforce asset-liability configuration.

  Our investment policy permits some investments in equity securities. We may use foreign denominated securities to manage currency risk if the related reinsurance transaction has a foreign currency component. We may also enter into interest rate swap and other hedging transactions to manage interest rate and currency risks associated with such transactions. Although derivative usage may become substantial, we will use derivatives only to manage interest rate risk rather than a speculative investment.

 Investment Managers

  As of December 31, 2000, our entire portfolio is managed by General Re--New England Asset Management, Inc. ("Gen Re"). During the periods covered by the financial statements, portions of the portfolio were managed by Prudential Investment Corporation and Pacific Investment Management Company. We may engage other managers to manage some or all of the portfolio in the future.

Competition and Ratings

  The insurance and reinsurance industries are highly competitive. Most of the companies in such industries are significantly larger, have operating histories and have access to greater financial and other resources than we do.

  Competition in the reinsurance business is based on price, ratings, perceived financial strength and service. Because we currently rely on a small number of clients in both our Life Reinsurance and Wealth Management businesses and expect to continue to do so for the near future, we are more susceptible to the adverse effects of competition.

  Our Wealth Management products primarily compete with those issued by U.S. insurance companies. To the extent that our products provide for management of the underlying separate accounts by independent investment managers, our products compete with mutual funds and other investment or savings vehicles. We believe that the most important competitive factor affecting the marketability of our products is the degree to which these products meet customer expectations, in terms of low expenses, returns (after fees and expenses), flexibility and customer service.

  Insurance ratings are used by prospective purchasers of insurance policies as well as insurers and reinsurance intermediaries as an important means of assessing the financial strength and quality of insurers and reinsurers. In addition, a ceding company's own rating may be adversely affected by an unfavorable rating or the lack of a rating of its reinsurer. Fitch, (formerly Duff & Phelps) has assigned us a rating of "A" (Strong) and A.M. Best Company has assigned a rating of "A-" (Excellent). These financial strength ratings have been assigned to SALIC and Scottish Re. Fitch assigns an "A" (Strong) rating to companies that it characterizes as having, in its opinion, strong capacity to meet policyholder and contract obligations, moderate risk factors and the impact of any adverse business and economic factors is expected to be small. A.M. Best Company assigns an "A-" (Excellent) rating to companies that have, in its opinion, on balance, excellent financial strength, operating performance and market profile, as well as a strong ability to meet their ongoing obligations to policyholders. These ratings represent each rating agency's opinion of SALIC's and Scottish Re's ability to meet obligations to policyholders. SAC and Scottish Crown are unrated.

Employees

  We currently employ fifty full time employees.

Regulation

 Cayman Islands

  Scottish Holdings is a holding company that owns all of the outstanding Ordinary Shares of SALIC and SAC. SALIC and SAC are subject to regulation as licensed insurance companies under Cayman Islands law. SALIC and SAC hold unrestricted Class B insurance licenses under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business. Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. SALIC and SAC are exempt from this requirement.

  In addition, under the Insurance Law, Cayman Islands insurance companies carrying on long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business. Every Cayman Islands insurance company carrying on long-term business may establish any number of separate accounts in respect of premiums paid to it to provide (i) annuities on human life and (ii) contracts of insurance on human life, and such respective premiums shall be kept segregated one from the other and independent of all other funds of the Cayman Islands insurer, and, notwithstanding the provisions of any other written law to the contrary, are not chargeable with any liability arising from any other business of the insurer. The scope and the validity of the Cayman Islands law regarding separate accounts has not been tested in the courts of the Cayman Islands.

 Bermuda

  Scottish Crown and its subsidiaries are subject to regulation under the Bermuda Companies Act of 1981. The insurance subsidiaries are subject to regulation under the Bermuda Insurance Act of 1978, as amended by the Insurance Amendment Act 1995, and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act of 1978.

 United States and Other Jurisdictions

  Scottish Holdings, SALIC and SAC are not licensed to do business in any jurisdiction other than the Cayman Islands. Scottish Crown is not licensed to do business in any jurisdiction other than Bermuda. The insurance laws of each state of the United States and of many foreign countries regulate the sale of insurance and reinsurance within their jurisdictions by alien insurers, such as SALIC, SAC and Scottish Crown, that are not admitted to do business within such jurisdictions. With some exceptions, the sale of insurance within a jurisdiction where the insurer is not admitted to do business is prohibited. The sale of reinsurance is generally subject to less stringent regulations under the laws of each state of the United States.

  SALIC, SAC and Scottish Crown conduct their insurance and reinsurance business through their offices in the Cayman Islands and Bermuda, and their personnel do not solicit, advertise, underwrite, settle claims or conduct other insurance or reinsurance activities in the United States or in any other jurisdiction where such activities are prohibited. All of SALIC's, SAC's and Scottish Crown's insurance, reinsurance, and annuity contracts are negotiated, executed, and issued, and all premiums are received, at their offices in the Cayman Islands and Bermuda, or in such other offices outside the United States as SALIC, SAC or Scottish Crown may establish or designate.

  Scottish Holdings (U.S.), Inc. and Scottish Re are subject to regulation under the insurance holding company laws of the State of Delaware. The insurance holding company laws and regulations generally require an insurance holding company (and insurers that are subsidiaries of insurance holding companies) to register with the Delaware Insurance Department, and to file certain reports, including information concerning their capital structure, ownership, financial condition, certain intercompany transactions and general business operations.

  The Delaware Insurance Law places restrictions on the amount of dividends or other distributions payable by insurance company subsidiaries to their parent companies, as well as on transactions between an insurer and its affiliates. See "Risk Factors of Investing in Our Ordinary Shares--Our Ability to Pay Dividends is Dependent on the Success of Our Subsidiaries and Regulatory Constraints".

  As part of their routine regulatory oversight process, state insurance departments conduct periodic detailed examinations of the books, records and accounts of insurers domiciled in their states. These examinations are generally conducted in cooperation with the departments of two or three other states under guidelines promulgated by the National Association of Insurance Commissioners (the "NAIC").

  Various state insurance departments also periodically examine non-domestic insurance companies conducting business in their states. The purpose of these periodic examinations is to evaluate the companies' compliance with state insurance laws and regulations. To date, we have not had any such examinations.

  Under the Delaware Insurance Law, Scottish Re is required to conduct annually an analysis of the sufficiency of all life and health insurance and annuity statutory reserves. A qualified actuary must submit an opinion which states that the statutory reserves, when considered in light of the assets held with respect to such reserves, make good and sufficient provision for the anticipated cash flows required by the contractual obligations and related expenses of the insurer. If such an opinion cannot be provided, the insurer must set up additional reserves by moving funds from surplus. Since the inception of this requirement, we have provided this opinion without any qualifications.

  Statutory accounting practices require a life insurer to maintain both an asset valuation reserve and an interest maintenance reserve. The asset valuation reserve is a statutory reserve designed to address the default risk for fixed maturity securities, equity securities, mortgage loans, equity real estate and other invested assets. The interest maintenance reserve is designed to capture the realized capital gains and losses which result from changes in the overall level of interest rates and amortize them into income over the approximate remaining life of the investment sold. The level of the asset valuation reserve is based on both the types of investment and its credit rating. In addition, the reserves required for similar investments, for example, fixed maturity securities, differ according to the credit ratings of the investments, which are based upon ratings established periodically by the Securities Valuation Office of the NAIC. The interest maintenance reserve applies to all types of fixed maturity securities, including bonds, preferred stocks, MBS, ABS and mortgage loans. The interest maintenance reserve is designed to capture the net gains which are realized upon the sale of such investments and which result from changes in the overall level of interest rates. The captured net realized gains or losses are then amortized into income over the remaining period to the stated maturity of the investment sold. Any increase in the asset valuation reserve and interest maintenance reserve causes a reduction in an insurance company's statutory capital and surplus which, in turn, reduces funds available for stockholder dividends.

  The Delaware Insurance Law requires that domestic life insurers report their Risk Based Capital based on a formula calculated by applying factors to various asset, amount of insurance inforce, premium and reserve items. The formula takes into account the risk characteristics of the insurer, including asset risk, insurance risk, interest rate risk and business risk. The Delaware Insurance Department uses the formula only as an early warning regulatory tool to identify possibly inadequately capitalized insurers for purposes of initiating regulatory action, and not as a means to rank insurers generally.

  Scottish Re is subject to state laws and regulations that require diversification of it's investment portfolios and limit the amount of investments in certain asset categories, such as below investment-grade fixed income securities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus and, in some instance, would require divestiture of such non-qualifying investments. We believe that the investments made by Scottish Re complied with such regulations at December 31, 2000, and continue to comply.

  Although the federal government generally does not directly regulate the insurance business, federal initiatives often have an impact on our life insurance or reinsurance business. Current and proposed measures that may significantly affect the insurance business generally include limitations on anti-trust immunity, minimum solvency requirements and health care reform.

  On November 12, 1999, President Clinton signed into law the Gramm-Leach-Bliley Act of 1999, implementing fundamental changes in the regulation of the financial services industry in the U.S.. The Gramm-Leach-Bliley Act permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company. Under this legislation, national banks retain their existing ability to sell insurance products in some circumstances. In addition, bank holding companies that qualify and elect to be treated as "financial holding companies" may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities, including acting as principal, agent or broker in selling life, property and casualty and other forms of insurance, including annuities. A financial holding company can own any kind of insurance company or insurance broker or agent, but its bank subsidiary cannot own the insurance company. Under state law, the financial holding company would need to apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer, and the Gramm-Leach-Bliley Act provides that the commissioner, in considering the application, may not discriminate against the financial holding company because it is affiliated with a bank. Under the Gramm-Leach-Bliley Act, no state may prevent or interfere with affiliations between banks and insurers, insurance agents or brokers, or the licensing of a bank or affiliate as an insurer or agent or broker.

  The ability of banks to affiliate with insurance companies may materially adversely affect all of our product lines by substantially increasing the number, size and financial strength of potential competitors. Although the effect of these recent developments on us and our competitors is uncertain, both the persistency of our existing insurance products and our ability to sell new products may be materially affected by these developments in the future.

Risk Factors of Investing in Our Ordinary Shares

  Investing in our Ordinary Shares involves a high degree of risk. Potential investors should consider carefully the following risk factors, in addition to the other information set forth in this Form 10-K, prior to investing in our Ordinary Shares.

 Our Reinsurance Business Could Be Adversely Affected By Uncertainties of Letters of Credit or Other Collateral Amounts.

  Depending on the amount and mix of business we do in the coming year, we may need to raise additional capital and/or find alternative sources of pledgable assets or unsecured letters of credit to continue to grow. See Liquidity and Capital Resources on page 22.

 Our Wealth Management Business is Dependent Upon Referral Sources.

  We will not be successful in our Wealth Management business if we cannot get clients from referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States and elsewhere. Since SALIC and SAC are not licensed or registered to do business in the U.S., these referral sources may not act as our agent, nor can they be compensated by us for any activities in the U.S.. As a result, we cannot assure you that we will be able to effectively implement our insurance plans.

  We can, however, pay non-U.S. referral sources for activities undertaken outside the U.S.. We expect to compensate referral sources based on a percentage of the revenue received from referrals. Subject to any regulatory limitations, we may provide referrals to persons or entities that provide referrals to us. We cannot assure you that we will receive a significant amount of referrals or, if so, that any referrals will result in actual sales of variable life insurance policies and annuities.

 Our Ability to Develop Our Life Reinsurance Business is Dependent Upon Building Relationships.

  We will not be successful in our Life Reinsurance businesses if we cannot develop business through relationships with reinsurance intermediaries, insurance consultants, members of the actuarial profession and senior insurance company executives.

 Our Life Reinsurance Business Targets a Competitive Market.

  Our Life Reinsurance business targets inforce and new life and annuity blocks. While sales of life and annuity reinsurance have increased in recent years, the market is well established and competitive, therefore, we cannot be certain that we will meet our expectations.

 Our Ability to Develop Business Depends on Maintaining Our Financial Strength Ratings.

  Potential purchasers of insurance policies, insurers, reinsurers and insurance and reinsurance intermediaries use insurance ratings to assess the financial strength and quality of insurers and reinsurers. In addition, an unfavorable rating or the lack of a rating will adversely affect a company purchasing reinsurance. Fitch has assigned SALIC and Scottish Re a rating of "A" (Strong) and A.M. Best Company has assigned both companies a rating of "A- " (Excellent), however we cannot assure you that we will be able to maintain these financial strength ratings. If we are unable to maintain these ratings, we cannot assure you that we will be able to obtain similar financial strength ratings from other major rating agencies.

 Changes in U.S. Tax Laws With Respect to Variable Annuities and Life Insurance Could Adversely Affect Our Product Sales.

  Many insurance products are designed and sold to help individuals reduce the impact of federal estate taxes on their estate. In 2000, Congress approved a bill that, if enacted, would have repealed the federal estate tax over a ten-year period. President Clinton vetoed this bill and Congress failed to override the veto. Repeal of the estate tax is an important component in President Bush's tax reduction plan. Several bills have been introduced in 2001 with respect to the estate tax, although the contents of any final legislation, and the probability of passage by Congress, are unknown, were the federal estate tax to be significantly reduced or eliminated, the sale of life insurance products could be adversely affected.

  For several years legislative proposals have been made that could, if enacted, have adversely affected the sale of variable insurance products. For example, in 1998, the Clinton Administration proposed legislation that would have caused transfers of funds between separate accounts underlying variable products to be taxable exchanges. More recent proposals included provisions regarding (i) the reporting of income and gain with respect to a "private separate account" (i.e., an insurance company's separate account which supports only a small number of insurance or annuity contracts), (ii) the reduction or elimination of tax advantages for

"corporate-owned life insurance" contracts, and (iii) the elimination of the "Crummey" rule (which allows certain gifts to trusts for the payment of life insurance premiums to be treated as present interests eligible for the annual exclusion from the gift tax). In addition, the Clinton Administration made certain proposals that would apply to transactions with entities in "identified tax havens" (a term that was not defined in the proposal, but which could include the Cayman Islands and Bermuda).

  None of these proposals is currently under consideration by Congress. It is not known if the Bush Administration will make any proposals that would adversely affect insurance products of the types sold by the Company. Current Administration officials have, however, stated that "tax haven" issues will continue to be an area of concern. Were Congress to enact legislation designed to limit the tax advantages of life insurance or annuity products generally, or of such products issued by non-domestic companies specifically, the sales of such products could be adversely affected.

  In late 2000, Congress enacted legislation that could result in certain annuity contracts issued by certain non-United States insurance companies (such as SAC) being treated as "debt instruments" that are subject to the "original issue discount" rules of the United States Internal Revenue Code (the "Code"). If the holder of an annuity contract is subject to tax under the original issue discount rules, the holder will not benefit from the tax deferral normally afforded annuity contracts. In connection with this legislation, the Internal Revenue Service ("IRS") recently proposed regulations which, if adopted, would clarify that certain annuities issued by foreign insurance companies that are not subject to U.S. corporate income tax on their insurance income are subject to the original issue discount rules. The regulations would apply only to annuities issued on or after January 12, 2001.

  SAC is not subject to United States tax on its corporate income. Accordingly, annuities issued by it may be subject to taxation under the original issue discount rules. Because SAC issues only variable annuities, the impact of the recent legislation and proposed regulations is not clear. Existing regulations provide that the original issue discount rules apply only to instruments that are debt instruments under general principles of federal tax law. Whether and in what circumstances a variable annuity would be treated as a debt instrument under general principles of federal tax law is not addressed by the regulations. It is possible, however, that the legislation and proposed regulations, if made final, will adversely affect the sales of deferred variable annuities by SAC to U.S. persons.

  In February 2001, Scottish Holdings (U.S.), Inc., a wholly-owned subsidiary of SALIC, acquired 100% of Scottish Annuity & Life International Insurance Company (Bermuda), Limited, one of our Bermuda-licensed insurance companies, through which we expect to issue variable annuity and life insurance policies in 2001. This company has made a 953(d) election under the Code to be taxed as a United States corporation. While such election will cause it to be subject to United States income tax, annuities issued will not be characterized as debt instruments and premiums received will not be subject to the 1% United States federal excise tax on insurance premiums.

 Governmental Regulation Could Adversely Affect Our Business.

  SALIC and SAC are licensed as unrestricted Class B insurers and are subject to regulation and supervision by the Cayman Islands Monetary Authority. They are not registered or licensed to do business in any jurisdiction in the United States or any other country. Generally, the conduct of an insurance business within a jurisdiction where the insurer is not admitted to do business is prohibited. Under the operating guidelines, SALIC and SAC do not operate in the United States or, to the extent prohibited, in any other country. We can give no assurance that inquiries or challenges to our insurance activities will not be raised in other jurisdictions in the future. SALIC's variable life insurance products have customized features that are not typically available from a company subject to laws other than the laws of the Cayman Islands. If SALIC were to become subject to laws of other jurisdictions, our business, results of operations and financial condition could be materially adversely affected.

  In the past, federal and state governments have proposed to regulate foreign insurers. While none of these proposals has been adopted, we cannot assure you that federal or state legislation will not be enacted subjecting our business to supervision and regulation in the United States.

 Our Products Carry With Them Inherent Insurance Industry Risks and Risks Specific to Our Business Plan.

  See the discussion entitled Risk Management on page 4.

 Our Profitability Depends on Our Ability to Manage Asset-liability and other Investment-related risks.

  Our fixed income investments are subject to credit, interest rate and liquidity risk. These risks are magnified by the fact that we use the proceeds of reinsurance to expand the invested assets well beyond our capital, and these reinsurance contracts require us to make future cash outflows to meet our obligations. For this reason, we must manage these risks in an asset-liability context. If we are unable to effectively manage these risks, our ability to support our variable insurance and reinsurance businesses, our results of operations, and our financial condition will be adversely affected.

  We may also enter into interest rate swaps and other hedging transactions in an effort to manage interest rate and foreign currency risks. We cannot assure that we will successfully structure our investments and hedges so as to match our anticipated reinsurance liabilities. If our calculations are incorrect, or if we improperly structure our investments and hedges to match these liabilities, we could be forced to sell investments before they mature at a significant loss with the result that our assets may not be adequate to meet our needed reserves, which could adversely affect our business, results of operations and financial condition.

 Our Success May Be Affected by Foreign Currency Fluctuations.

  Our functional currency is the United States Dollar. However, because a portion of our planned business, including premiums, may be in currencies other than United States Dollars and because we may maintain a small portion of our investment portfolio in investments denominated in currencies other than United States Dollars, we may have losses if we do not properly manage our currency risks.

 We Compete With Large and More Established Companies.

  The life insurance and reinsurance industries are highly competitive and most of the companies in these industries are significantly larger, have longer operating histories and have access to significantly greater financial and other resources than we do.

 Our Business Would Be Adversely Affected by the Imposition of or Increases in United States Taxes.

  SALIC, SAC and Scottish Crown operate in a manner not to be subject to United States taxes, other than withholding tax on certain investment income from United States sources. However, the Internal Revenue Service could contend that we are conducting business in the United States. If the Internal Revenue Service were to prevail in that contention, we would be subject to United States tax at regular corporate rates on taxable income that is effectively connected with United States business plus an additional 30% "branch profits" tax on the income remaining after the regular tax, which could adversely affect our results of operation.

  Scottish Re is a U.S. licensed insurance company and is therefore subject to United States tax at regular corporate tax rates on taxable income. Any increase in United States taxes on Scottish Re's income could adversely affect our results of operation.

  Insurance and reinsurance premiums paid to SALIC and SAC are subject to U.S. excise tax to the extent the underlying risks are located in the United States. In addition, our investment income from United States sources is subject to withholding tax. These taxes could be increased and other taxes could be imposed on our business, which could also adversely affect our results of operation.

 Owners of Our Ordinary Shares May in Certain Circumstances Be Exposed to Adverse Personal United States Tax Risks.

  Controlled Foreign Corporation Rules

  Each "United States shareholder" of a "controlled foreign corporation" who owns shares in the controlled foreign corporation on the last day of its taxable year generally must include in his gross income for United States federal income tax purposes his pro-rata share of the controlled foreign corporation's "subpart F income", even if the subpart F income has not been distributed. For these purposes, any United States person who owns directly or indirectly 10% or more of our ordinary shares will be considered to be a "United States shareholder". In general, a foreign insurance company such as our subsidiaries, SALIC, SAC and Scottish Crown, is treated as a controlled foreign corporation only if such "United States shareholders" collectively own more than 25% of the total combined voting power or total value of our stock for an uninterrupted period of 30 days or more during any year. We believe that, because of the dispersion of our share ownership among holders and because of the restrictions in our Articles of Association on transfer, issuance or repurchase of our ordinary shares, our shareholders will not be subject to treatment as "United States shareholders" of a controlled foreign corporation. In addition, because under the Articles of Association no single shareholder will be permitted to exercise 10% or more of our total combined voting power, our shareholders should not be viewed as "United States shareholders" of a controlled foreign corporation for purposes of these rules. There can be no assurance, however, that these rules will not apply to our shareholders.

  Related Person Insurance Income Risks

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

  Passive Foreign Investment Company Risks

  You will have adverse United States federal income tax consequences if we are deemed a "passive foreign investment company". In general, a foreign corporation is a passive foreign investment company if 75% or more of its income constitutes "passive income" or 50% or more of its assets produce passive income. "Passive income" generally includes interest, dividends and other investment income. However, "passive income" does not include income "derived in the active conduct of an insurance business by a corporation which is predominantly engaged in an insurance business". This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent this income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Because we intend to continue to be in the insurance business and do not intend to have financial reserves in excess of the reasonable needs of our insurance business, we do not expect to be a "passive foreign investment company". We can give no assurance, however, that the IRS or a court will agree in this view.

 Our Ability to Pay Dividends Is Dependent on the Success of Our Subsidiaries and Regulatory Constraints.

  We are a holding company engaged in the Life Reinsurance and Wealth Management business through our wholly owned subsidiaries. Our principal source of income is dividends paid to us by our subsidiaries. The payment of dividends is at the discretion of our Board of Directors and depends largely on the ability of our subsidiaries to pay dividends to us. SALIC and SAC are subject to Cayman Islands regulatory constraints which also affect their ability to pay dividends to us. Specifically, SALIC and SAC must keep enough capital to support their variable insurance and reinsurance businesses and comply with restrictions under Cayman Islands insurance law. The maximum amount of dividends that can be paid by Scottish Re without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory capital and surplus as of December 31 of the preceding year. The maximum dividend that could be paid by Scottish Re in 2001 without prior approval is $3.4 million. Accordingly, there is no assurance that dividends will be declared or paid in the future.

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

  Our directors will not decline to register any transfer of our shares executed on the NASDAQ National Market. However, if any transfer results in the transferee (or any group) beneficially owning, directly or indirectly, 10% or more of any class of shares or causes our directors to have reason to believe that a transfer may expose us, any subsidiary or shareholder thereof or any person insured or reinsured or proposing to be insured or reinsured to adverse tax or regulatory treatment in any jurisdiction, under our Articles of Association, the directors have the power to deliver a notice to the transferee demanding that the transferee surrender to an agent, designated by the directors, certificates representing the shares and any dividends or distributions that the transferee has received as a result of owning the shares. A transferee who has resold the shares before receiving this notice will be required to transfer to the agent the proceeds of the sale, to the extent such proceeds exceed the amount that the transferee paid for such shares, together with any dividends or distributions that the transferee received from us. As soon as practicable after receiving the shares and any dividends or distributions that the transferee received, the agent will use its best efforts to sell the shares and any non-cash dividends or distributions to the extent tradable as market securities in an arm's-length transaction on the NASDAQ National Market. After applying the proceeds from such sale toward reimbursing the transferee for the price paid for such shares, the agent will pay any remaining proceeds and any cash dividends and distributions to organizations described in Section 501(c)(3) of the Code that the directors designate. The proceeds of any such sale by the agent or the surrender of dividends or distributions will not inure to our benefit or the agent's benefit, but the amounts may be used to reimburse expenses incurred by the agent in performing its duties.

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

Item 2: Property

  We currently lease office space in George Town, Grand Cayman where our executive and principal offices are located. We lease office space in Charlotte, North Carolina where Scottish Re's principal offices are located. We currently lease office space in Dallas, Texas and starting April 2001 we will lease office space in Hamilton, Bermuda. The Grand Cayman lease expires in 2006 and the Charlotte, Dallas and Bermuda leases expire in 2005. We believe that these properties are adequate to meet our needs for the foreseeable future.

Item 3: Legal Proceedings

  We are not currently involved in any litigation or arbitration.

Item 4: Submission of Matters to a Vote of Securities Holders

  Scottish Holdings did not submit any matter to a vote of securities holders during the fourth quarter 2000.

                                    PART II

Item 5: Market for Registrant's Common Equity and Related Shareholder Matters

 Market for the Ordinary Shares

  The Ordinary Shares, par value $0.01 per share, of Scottish Holdings are quoted on the NASDAQ National Market under the symbol "SCOT". The Ordinary Shares commenced trading on November 24, 1998. The high and low closing prices for the Ordinary Shares are shown below:

                                                                 High     Low
                                                                ------- -------
      Period ended December 31, 1998
        November 24-December 31, 1998.......................... $14.500 $12.000
      Year ended December 31, 1999
        First Quarter..........................................  14.063   8.750
        Second Quarter.........................................  10.875   9.250
        Third Quarter..........................................  12.375   9.625
        Fourth Quarter.........................................  10.125   7.813
      Year ended December 31, 2000
        First Quarter..........................................   9.000   7.563
        Second Quarter.........................................   9.125   6.781
        Third Quarter..........................................   9.875   8.375
        Fourth Quarter.........................................  12.063   8.000
      Period ended March 23, 2001
        January 1-March 23, 2001...............................  16.500  11.125

  As of December 31, 2000, Scottish Holdings had twenty-seven record holders of its Ordinary Shares.

  Scottish Holdings paid cash dividends of $0.20, $0.15 and $nil in 2000, 1999 and 1998, respectively.

Item 6: Selected Financial Data

  The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

                                          Year ended   Year ended  Period ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998*
                                         ------------ ------------ ------------
                                           (Expressed in Thousands of United
                                            States Dollars, except per share
                                                        amounts)
   Income Statement Data:
     Total revenues....................      $83,934      $22,465      $1,338
     Total benefits and expenses.......       68,073       13,632         902
     Net income before income taxes and
      minority interest................       15,861        8,883         436
     Net income........................       15,971        8,875         436
   Per Share Data:
     Basic earnings per share..........      $  1.01      $  0.50      $ 0.12
     Diluted earnings per share........         1.00         0.50        0.12
     Book value per share..............        15.34        13.63       13.57
     Market value per share............        11.98         8.19       13.75
     Cash dividends per share..........         0.20         0.15         --
   Weighted average number of shares
    outstanding:
   Basic...............................   15,849,657   17,919,683   3,586,788
   Diluted.............................   15,960,542   17,919,683   3,586,788

                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Balance Sheet Data:
     Total fixed maturity investments..   $  581,020   $  546,807   $  178,521
     Total assets......................    1,178,496      856,634      254,346
     Total liabilities.................      936,112      637,973        2,286
     Minority interest.................        2,820          --           --
     Total shareholders' equity........      239,564      218,661      252,060
   Actual number of ordinary shares
    outstanding........................   15,614,240   16,046,740   18,568,440

*the period from May 12, 1998 (date of incorporation) to December 31, 1998.

Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations

General

  Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "our", or "the Company") is a Cayman Islands holding company that was incorporated in May 1998 and completed its initial public offering ("IPO") on November 30, 1998. Through our wholly owned subsidiaries, we provide life reinsurance to life insurance companies and issue variable insurance policies to high net worth individuals.

  We have two wholly-owned direct subsidiaries: Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("SALIC"), a Cayman Islands insurance company formed by the Company in 1998; and The Scottish Annuity Company (Cayman) Ltd. ("SAC"), a Cayman Islands insurance company that was incorporated in 1994 and acquired by the Company in 1999.

  Scottish Re (U.S.), Inc. ("Scottish Re"), formerly Harbourton Reassurance, Inc. ("Harbourton"), is a Delaware insurance company that was acquired by SALIC in 1999. Scottish Re provides life reinsurance to life insurance companies. Scottish Re is licensed to do business in the United States by 15 states and admitted as a reinsurer in an additional 29 states.

  In June 2000, we acquired a 50.01% holding in Scottish Crown Group (Bermuda) Ltd. ("Scottish Crown"). As of December 31, 2000, Scottish Crown owned two Bermuda-licensed insurance companies that are engaged in the issuance of variable insurance policies to high net worth individuals. In February 2001, Scottish Holdings (U.S.), Inc., a wholly-owned subsidiary of SALIC, acquired 100% of one of the Bermuda-licensed insurance companies.

  The following analysis of our consolidated financial condition and results of operations should be read in conjunction with Selected Financial Data and the Consolidated Financial Statements and accompanying Notes included elsewhere in this report. The preparation of financial statements in conformity with generally accepted accounting principles ("GAAP") requires the use of estimates and assumptions developed by our management.

  All amounts are expressed in thousands of United States Dollars, except per share amounts. The period ended December 31, 1998 is the period from May 12, 1998 (date of incorporation) to December 31, 1998.

 Results of Operations

  We are engaged in two lines of business: Life Reinsurance, and the direct issuance of variable insurance policies to high net worth individuals which we call Wealth Management.

Earnings per share

                                         Year ended   Year ended  Period ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Net income..........................     $15,971       $8,875        $436
                                         ----------   ----------   ---------
   Basic EPS...........................       $1.01        $0.50       $0.12
                                         ==========   ==========   =========
   Diluted EPS.........................       $1.00        $0.50       $0.12
                                         ==========   ==========   =========
   Weighted average number of shares
    outstanding:
   Basic...............................  15,849,657   17,919,683   3,586,788
                                         ==========   ==========   =========
   Diluted.............................  15,960,542   17,919,683   3,586,788
                                         ==========   ==========   =========

  Our Net income for the year ended December 31, 2000 increased 80% to $16.0 million from $8.9 million at December 31, 1999. The increase from 1998 to 1999 is not meaningful due to 1998 containing only limited activity from May 12, 1998 (the date of incorporation). The increased earnings in 2000 are primarily due to increased income from our Life Reinsurance and Wealth Management operations, an improved return on our investment portfolio and a reduction in realized losses on fixed maturities.

  Earnings per share increased 100% on a diluted basis from $0.50 in 1999 to $1.00 in 2000. As mentioned above, the increase from 1998 to 1999 is not meaningful. The increase in earnings per share was due to the increased earnings plus the repurchase of 2,529,700 shares in 1999 and 432,500 shares in 2000.

  Excluding the effect of realized gains and losses on investments our earnings would be as follows:

                                         Year ended   Year ended  Period ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Net income..........................     $16,162      $11,513        $451
                                         ----------   ----------   ---------
   Basic EPS...........................       $1.02        $0.64       $0.13
                                         ==========   ==========   =========
   Diluted EPS.........................       $1.01        $0.64       $0.13
                                         ==========   ==========   =========
   Weighted average number of shares
    outstanding:
   Basic...............................  15,849,657   17,919,683   3,586,788
                                         ==========   ==========   =========
   Diluted.............................  15,960,542   17,919,683   3,586,788
                                         ==========   ==========   =========

Revenues

  Revenues increased by $61.5 million or 274% from $22.5 million in 1999 to $83.9 million in 2000 due to growth in SALIC's reinsurance operations, our acquisition of Scottish Re and an increase in investment income due to the increase in our invested assets resulting from the new business.

  Revenue is made up as follows:

                                          Year ended   Year ended  Period ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998
                                         ------------ ------------ ------------
   Premiums earned......................   $37,086      $    21       $  --
   Fee income...........................     2,246        1,014          210
   Investment income, net...............    44,793       24,068        1,142
   Realized losses......................      (191)      (2,638)         (14)
                                           -------      -------       ------
   Total Revenues.......................   $83,934      $22,465       $1,338
                                           =======      =======       ======

Premiums earned

  Premiums earned during the year ended December 31, 2000 are in respect of 10 new reinsurance clients in Scottish Re, premiums from a block of Accident & Health business written by Scottish Re before we acquired the company in 1999 and two reinsurance treaties written by SALIC. Premiums earned in 1999 are in relation to the Accident & Health business in existence when we acquired Scottish Re. As of December 31, 2000 we reinsured approximately $11.4 billion of life coverage on 248,000 lives. The average benefit coverage per life is $45,800 and the maximum retention on any one life is $1 million.

  We anticipate a steady flow of premiums in future quarters from existing treaties along with a significant amount of premium from new treaties in 2001.

Fee income

  Fee income includes fees earned from our Wealth Management products offered to high net worth individuals by SAC and SALIC in the Cayman Islands and Scottish Crown in Bermuda. These fees increased to $2.2 million in 2000 from $1.0 million in 1999 and $0.2 million in 1998 primarily due to increases in variable account balances on which we earn fees and the increase in the number of clients. We acquired SAC effective December 31, 1999; this resulted in 100% of its fee income reverting to us in 2000. In 1999 and 1998 we received a fee for insurance administration and accounting services provided to SAC. At December 31, 1999 we had 79 annuity clients with total assets of $256.2 million and 2 variable life clients with total assets of $0.3 million. As at December 31, 2000 we have increased our client base to 81 annuity clients with total assets of $362.5 million and 11 variable life clients with total assets of $47.2 million. Fees are also earned by Scottish Re on financial reinsurance treaties, which do not qualify under GAAP risk transfer rules, issued to U.S. insurance company clients.

  Fees earned are as follows:

                                           Year ended   Year ended  Period ended
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Life Reinsurance......................    $   66       $  --         $--
   Wealth Management.....................     2,180        1,014         210
                                             ------       ------        ----
     Total...............................    $2,246       $1,014        $210
                                             ======       ======        ====

Investment income

  Net investment income increased from $24.1 million in 1999 to $44.8 million in 2000 as a result of an increase in average invested assets plus an increase in our average book yield from 6.75% in 1999 to 7.24% in 2000. Net investment income in 1998 was not significant as our public offering was completed on November 30, 1998 and the proceeds were invested for only one month.

  The split of investment income by segment is as follows:

                                           Year ended   Year ended  Period ended
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Life Reinsurance......................   $35,121      $10,930       $  --
   Wealth Management.....................        15          --           --
   Other.................................     9,657       13,138        1,142
                                            -------      -------       ------
     Total...............................   $44,793      $24,068       $1,142
                                            =======      =======       ======

  Capital has been contributed to SALIC and Scottish Re and is utilized to support the reinsurance agreements in place; more capital will be contributed as required. Capital that is not yet allocated is invested to provide investment income at competitive rates. Such investment income is shown as other in the above table.

Realized losses

  Net realized losses on fixed maturities in 1999 were primarily due to portfolio restructuring. The losses in 2000 are a result of sales of fixed maturities to meet cash flow demands and improve yield.

Benefits & Expenses

                                         Year ended   Year ended  Period ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Claims and other policy benefits....   $23,606      $ 1,651        $--
   Interest credited to interest
    sensitive contract liabilities.....    17,390        5,549         --
   Acquisition costs and other
    insurance expenses.................    17,152        1,979         --
   Operating expenses..................     9,925        4,453         902
                                          -------      -------        ----
     Total benefits & expenses.........   $68,073      $13,632        $902
                                          =======      =======        ====

Claims and other policy benefits

  Claims and other policy benefits increased from $1.7 million in 1999 to $23.6 million in 2000 as a result of the 10 new reinsurance clients in Scottish Re and two new treaties written by SALIC in 2000, together with active management of existing treaties.

Interest credited to interest sensitive contract liabilities

  Interest credited to interest sensitive contract liabilities increased from $5.5 million in 1999 to $17.4 million in 2000 as a result of two new reinsurance treaties written by SALIC in 2000 and the annuity business written by Scottish Re; the latter recording an interest expense in only the fourth quarter of 1999, compared to a whole year's expense in 2000. Interest is calculated based on the liabilities recorded on the balance sheet at the rate of interest specified in the reinsurance agreement.

Acquisition costs and other insurance expenses

  Acquisition costs and other insurance expenses increased from $2.0 million in 1999 to $17.2 million in 2000 as a result of the 10 new reinsurance clients in Scottish Re and the four new reinsurance treaties written by SALIC during 2000.

  The components of these expenses are as follows:

                                         Year ended   Year ended  Period ended
                                        December 31, December 31, December 31,
                                            2000         1999         1998
                                        ------------ ------------ ------------
   Commissions, excise taxes and other
    insurance expenses................    $ 35,838      $2,359        $--
   Deferred expenses..................     (29,625)       (546)        --
   Amortization -- PVIF...............          67         --          --
   Amortization -- DAC................      10,872         166         --
                                          --------      ------        ----
     Total............................    $ 17,152      $1,979        $--
                                          ========      ======        ====

  Commissions & excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance agreements. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or in relation to the estimated gross profit in respect of our interest sensitive contracts.

  The split of these expenses between segments is as follows:

                                           Year ended   Year ended  Period ended
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Life Reinsurance......................   $16,833       $1,501        $--
   Wealth Management.....................       319          478         --
                                            -------       ------        ----
     Total...............................   $17,152       $1,979        $--
                                            =======       ======        ====

Operating expenses

  Operating expenses increased from $0.9 million in 1998 to $4.5 million in 1999 and to $9.9 million in 2000 as a result of increased reinsurance activity and the acquisition of Scottish Re. Included in the 2000 figure is $0.9 million of non-recurring employee expenses, which relate to four employees including severance, recruiting and relocation expenses.

  The split of these expenses between segments is as follows:

                                           Year ended   Year ended  Period ended
                                          December 31, December 31, December 31,
                                              2000         1999         1998
                                          ------------ ------------ ------------
   Life Reinsurance......................    $6,193       $2,206        $--
   Wealth Management.....................     1,281          412         156
   Other.................................     2,451        1,835         746
                                             ------       ------        ----
     Total...............................    $9,925       $4,453        $902
                                             ======       ======        ====

Income taxes

  The income tax benefit arises from a deferred tax credit. Movements in deferred taxes are addressed in Note 16 to the financial statements.

Minority interest

  In June 2000, SALIC entered into a joint venture with Crown Capital Investors, LLC, a Delaware limited liability company, to form Scottish Crown. SALIC paid $5.25 million for its share of Scottish Crown. Scottish Crown provides customized variable life and annuity insurance products to high net worth individuals and families. At December 31, 2000 Scottish Crown owned two Bermuda-licensed insurance companies, and had a 10-year exclusive distribution agreement with Crown World Services Ltd., a Bermuda company. The Minority interests share of this operation is shown separately on the Income Statement and Balance Sheet.

Financial Condition

Investments

  General Re--New England Asset Management, Inc. manage our investment portfolio. Our investment guidelines are designed to diversify the portfolio and maximize investment income while limiting risk in an asset-liability management context. At December 31, 2000, the portfolio had an average quality rating of "AA-," an average duration of 2.62 years and an average book yield of 7.24%. This compares with an average quality rating of "AA," an average duration of 2.87 years and an average book yield of 6.75% respectively at December 31, 1999. A realized loss of $0.2 million was recognized on investments during 2000 as compared to $2.6 million in 1999. At December 31, 2000 the portfolio had unrealized losses of $3.8 million net of tax as compared to $15.7 million at December 31, 1999, these unrealized losses are shown on the balance sheet as part of Shareholders' equity entitled Accumulated other comprehensive loss.

Liquidity and Capital Resources

Cash flow

  We generated operating cash flow of $72.0 million in 2000, compared to $108.7 million in 1999, and $(0.3) million in 1998. Operating cash flow includes $89.7 million, $107.9 million and $ nil of funds received in connection with the acquisition of blocks of reinsurance during 2000, 1999 and 1998 which are not reflected in the Income Statement. These acquisitions are explained in more detail in Note 9 of the Notes to Consolidated Financial Statements. The decrease in operating cash flow from 1999 to 2000 is primarily due to the decrease of $18.2 million in the amount received on acquisition of blocks of reinsurance, an increase in benefits and expenses paid of $43.0 million, offset by an increase in reinsurance premiums received of $7.1 million and an increase in investment income received of $22.2 million.

Capital and Collateral

  At December 31, 2000, total capitalization was $239.6 million (1999--$218.7 million; 1998--$252.1 million). Pursuant to stock repurchase programs approved by the Board of Directors, we repurchased 2,529,700 ordinary shares for $25.0 million in 1999 and during 2000 we repurchased 432,500 ordinary shares for $3.8 million. Since our IPO we have repurchased a total of 2,962,200 ordinary shares at a cost of $28.8 million.

  During 2000, we paid quarterly dividends totaling $3.2 million or $0.20 per share (1999--$2.7 million or $0.15 per share; 1998 $ nil).

  We have in place a credit facility with a U.S. bank that provides up to $70 million in the form of borrowings or outstanding letters of credit. Under the agreement, we may borrow at a predetermined interest rate of 40 basis points over LIBOR. The agreement expires in July 2001, but is renewable with the agreement of both parties. We have letters of credit outstanding at December 31, 2000 in the amount of $20.3 million in support of our reinsurance business. The agreement requires that we pledge assets as collateral with a market value not less than 110% of the sum of outstanding borrowings and letters of credit.

  We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With those reinsurance transactions, the need for collateral or letters of credit arises in three ways: (i) when SALIC enters into a reinsurance treaty with a U.S. customer, it must pledge assets into a reserve credit trust with a U.S. bank in order that the ceding company obtain reserve credit for the reinsurance transaction; in some cases, a letter of credit may be substituted for all or a portion of a reserve credit trust; this same requirement applies to cessions from Scottish Re to SALIC; (ii) when Scottish Re enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed or accredited reinsurer, it likewise must provide a reserve credit trust or letter of credit; (iii) even when Scottish Re is licensed or accredited in the state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms; such a requirement most often arises in connection with interest-sensitive liabilities.

  In all of these cases, to the extent that required collateral exceeds the GAAP reserves, we must pledge assets from our capital account. Depending on the amount and mix of business we do in the coming year, we may need to raise additional capital and/or find alternative sources of pledgeable assets or unsecured letters of credit to continue to grow.

  We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity to meet our current needs. However, if our business continues to grow significantly, we will need to raise additional capital.

 Changes in Accounting Standards

  In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (i) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (ii) a hedge of the exposure to variable cash flows of a forecasted transaction, or (iii) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999 the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This statement amended Statement No. 133 to defer its effective date one-year to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment to SFAS 133". This statement makes certain changes in the hedging provisions of Statement No. 133 and is effective for fiscal years beginning after June 15, 2000. We do not currently own any derivatives and do not engage in any derivative hedging activities, although we may do so in the future.

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

Potential investors are cautioned that any forward-looking statements are not guarantees of future performance and are subject to risks and uncertainties. Actual results may differ materially from those included within the forward-looking statements as a result of various factors. Factors that could cause or contribute to such differences include, but are not limited to, those described in this "Management's Discussion and Analysis of Financial Condition and Results of Operations" and under the heading "Risk Factors of Investing in our Ordinary Shares". We assume no obligation to update any forward-looking statement to reflect actual results or changes in or additions to the factors affecting such forward-looking statements.

Item 7A: Quantitative and Qualitative Disclosures about Market Risk

  We measure and manage market risks and other risks as part of an enterprise-wide risk management process. The market risks described in this section relate to financial instruments, primarily in our investment portfolio, that are sensitive to changes in interest rates, credit risk premiums or spreads, foreign exchange rates and equity prices.

  Our investments, which are virtually all fixed income securities, are subject to interest rate, credit, and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The liability cash flows required to pay future benefits are subject to actuarial uncertainties and, in some cases, contain embedded options that tend to increase benefits to customers contingently on movements in interest rates and/or equity markets. We analyze the potential results of a transaction, including cash flows of the liabilities, the related assets, and any risk mitigation measures, and price transactions to cover our costs and earn a desirable risk-adjusted return under various scenarios. While we have not done so in the past, we may use interest rate swaps and other hedging instruments as tools to mitigate these risks and may also retrocede some risks to other reinsurers.

Interest Rate Risk

  Interest rate risk consists of two components: (i) in a falling rate scenario, we have reinvestment risk--the risk that interest rates will decline and funds reinvested will earn less than is necessary to match anticipated liabilities; and (ii) in a rising rate scenario, we have the risk that cash outflows will have to be funded by selling assets, which will then be trading at depreciated values. With some annuity liabilities, these risks are compounded by variability in liability cash flows arising from adverse experience in withdrawals, surrenders, mortality, and election of early retirement.

  We mitigate both components of risk through asset-liability management, including the technique of simulating future results under a variety of interest rate scenarios and evaluating ways to modify the investment and hedging strategy to mitigate downside risk to earnings. Our investment portfolio is composed of fixed-maturity bond investments, of which the majority are at fixed interest rates. For fixed-rate investments backing reinsurance liabilities, the maturity structure has been designed to have approximately the same exposure to changes in interest rates as the related liabilities. Floating-rate liabilities are backed primarily by floating-rate assets. In the capital account, however, we own investments that are also sensitive to interest rate changes and this sensitivity is not offset by liabilities. Our overall objective is to limit the use of interest rate exposure as a means of enhancing profits to a prudent level.

Credit Risk

  Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. We measure and manage credit risk not only of bond issuers but also of counter-parties in reinsurance, retrocession and hedging transactions.

  In our investment portfolio, credit risk is manifested in three ways: (i) actual and anticipated deterioration in the creditworthiness of an issue, as may be reflected in downgrades in their ratings, tend to cause widening of the spread at which the bonds trade, reducing their market value; (ii) our managers might react to the actual or expected deterioration and/or downgrade of an issuer by selling some or all of our positions, realizing a loss (or a profit smaller than would have been realized if the deterioration or downgrade had not occurred or was not expected to occur); and (iii) the issuer may go into default, ultimately causing us to realize a loss. One of our key objectives in managing credit risk is to keep actual credit losses below both
(a) amounts that we have assumed and allowed for in pricing reinsurance transactions and (b) amounts we would have lost, given the general level of experience for comparably rated securities of the same type in the general market. We also want to avoid allowing credit risk, in the aggregate, from becoming the dominant source of risk in our overall book of retained risks as a reinsurer.

  We mitigate credit risk by adopting an investment policy, approved by the Board, that limits overall exposure to credit risk and requires diversification by limiting exposure to any single issuer. We also use outside professional money management firms and monitor their capabilities, performance and compliance with our investment and risk management policies.

Equity Risk

  We have completed a transaction in which we will reinsure a portion of a client's future obligations under guaranteed minimum death benefits incorporated within variable annuities issued by that client in the future. This benefit provides that, when an annuitant dies, the insurer supplement the policy account value with the amount, if any, needed to increase that value to the guaranteed amount. Since most variable annuity customers invest most of their account values in sub-accounts that buy equity securities, the primary risk that would cause the account value to be below that level is a downturn in the equity markets. We will manage our exposure under this and other reinsurance transactions through structuring and hedging with capital market instruments.

Foreign Currency Risk

  Our functional currency is the United States Dollar. While all of our investments and reinsurance transactions are denominated in United States Dollars, we may enter into investment, insurance and reinsurance transactions in the future in currencies other than United States Dollars. Our objective is to avoid substantial exposures to foreign currency risk. We will manage these risks using policy limits, asset-liability management techniques and hedging transactions.

Sensitivity Analysis--Change in Interest Rates

  We regularly conduct analyses to gauge the financial impact of changes in interest rates on our financial condition. Techniques include, but are not limited to, comparison of option-adjusted duration of assets and liabilities and simulation of future asset and liability cash flows under multiple interest rate scenarios. Financial simulations are also used to evaluate exposure to credit spreads and will be used as we consider investments and liabilities denominated in foreign currencies.

Quantitative Disclosure of Interest Rate Risk

  The following table represents a summary of the par values of our financial investments at their expected maturity dates, the weighted average coupons by those maturity dates and the estimated fair value of those instruments for the year ended December 31, 2000. The expected maturity categories take into consideration par amortization (for mortgage backed securities), call features and sinking fund features.

  December 31, 2000 market interest rates were used as discounting rates in the estimation of fair value.

                                            Expected Maturity Date
                         ------------------------------------------------------------------
                             (Dollars in millions, except average interest rate)
                         ------------------------------------------------------------------
                                                                                   Total
                         2001*   2002   2003   2004   2005   Thereafter Total*  Fair Value*
                         ------  -----  -----  -----  -----  ---------- ------  -----------
                                           Fixed Maturities (US $)
Principal Amount........ 122.71  48.83  51.00  84.37  55.55    266.17   628.63    623.05
Book Value.............. 122.64  48.83  50.63  83.27  55.00    266.15   626.52    623.05
Average Interest Rate...   6.28%  6.83%  7.07%  7.32%  7.94%     7.12%    7.03%     7.28%

--------
* Includes $42.03 million of Cash and cash equivalents with a book yield of
  4.81%

Item 8: Financial Statements and Supplementary Data

  The information called for by this item is set forth in "Item 14: Exhibits, Financial Statements and Reports on Form 8-K".

Item 9: Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

  There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2000.

                                   PART III

Item 10. Directors and Executive Officers of Registrant

  The information required by this Item 10 will be set forth in the Company's Proxy Statement for its 2001 Annual Meeting of Shareholders (the "2001 Proxy Statement") under the captions "Proposal for Election of Directors", "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11. Executive Compensation

  The information required by this Item 11 will be set forth in the 2001 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management

  The information required by this Item 12 will be set forth in the 2001 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

  The information required by this Item 13 will be set forth in the 2001 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

Item 14: Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  A. Exhibits

  Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

 Exhibit
 Number                          Description of Document
 -------                         -----------------------
   3.1   Memorandum of Association of the Company (incorporated herein by reference to Exhibit 3.1 to the Company's Registration Statement on
         Form S-1) (1).

   3.2 Articles of Association of the Company (incorporated herein by reference to Exhibit 3.2 to the Company's Registration Statement on Form S-1) (1).

   4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's Registration Statement on Form S-1)
         (1).

   4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1) (1).

   4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1) (1).

   4.4   Form of Securities Purchase Agreement for the Class A Warrants
         (incorporated herein by reference to Exhibit 3.2 to the Company's
         Registration Statement on Form S-1) (1).

   4.5   Form of Warrant Purchase Agreement for the Class B Warrants
         (incorporated herein by reference to Exhibit 4.5 to the Company's
         Registration Statement on Form S-1) (1).

   4.6   Form of Registration Rights Agreement for the Class A Warrants
         (incorporated herein by reference to Exhibit 4.6 to the Company's
         Registration Statement on Form S-1) (1).

   4.7   Form of Registration Rights Agreement for the Class B Warrants
         (incorporated herein by reference to Exhibit 4.7 to the Company's
         Registration Statement on Form S-1) (1).

   4.8   Form of Securities Purchase Agreement between the Company and the
         Shareholder Investors (incorporated herein by reference to Exhibit
         4.10 to the Company's Registration Statement on Form S-1) (1).

   4.9   Form of Registration Rights Agreement between the Company and the
         Shareholder Investors (incorporated herein by reference to Exhibit
         4.11 to the Company's Registration Statement on Form S-1) (1).

   4.10  Form of Securities Purchase Agreement between the Company and the Non-
         Shareholder Investors (incorporated herein by reference to Exhibit
         4.12 to the Company's Registration Statement on Form S-1) (1).

   4.11  Form of Registration Rights Agreement between the Company and the Non-
         Shareholder Investors (incorporated herein by reference to Exhibit
         4.13 to the Company's Registration Statement on Form S-1) (1).

  10.1   Employment Agreement dated June 18, 1998 between the Company and
         Michael C. French (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1) (1)(3).

  10.2   Second Amended and Restated 1998 Stock Option Plan effective October
         22, 1998 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1) (1)(3).

  10.3   Form of Stock Option Agreement in connection with 1998 Stock Option
         Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1) (1)(3).

  10.4   Agreement dated June 30, 1998 between the Company and International
         Risk Management (Cayman) Ltd. (incorporated herein by reference to
         Exhibit 10.8 to the Company's Registration Statement on Form S-1) (1).

  10.5   Amended and Restated Insurance Administration, Services and Referral
         Agreement dated as of October 1, 1998 between the Company and The
         Scottish Annuity Company (Cayman) Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1) (1).

  10.6   Employment Agreement dated July 20, 1998 between the Company and
         Henryk Sulikowski (incorporated herein by reference to Exhibit 10.10 to the Company's Registration Statement on Form S-1) (1)(3).

  10.7 Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit
         10.12 to the Company's Registration Statement on Form S-1) (1).

  10.8   Investment Management Agreement dated October 22, 1998 between the
         Company and General Re-New England Asset Management, Inc.
         (incorporated herein by reference to Exhibit 10.14 to the Company's
         Registration Statement on Form S-1) (1).

  10.9   Investment Management Agreement dated October 22, 1998 between the
         Company and The Prudential Investment Corporation (incorporated herein by reference to Exhibit 10.16 to the Company's Registration Statement on Form S-1) (1).

  10.10 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1) (1).

  10.11  1999 Stock Option Plan. (incorporated herein by reference to Exhibit
         10.14 to the Company's 1999 Annual Report in Form 10-K) (2)(3).

  10.12  Form of Stock Options Agreement in connection with 1999 Stock Option
         Plan. (incorporated herein by reference to Exhibit 10.15 to the Company's 1999 Annual Report in Form 10-K) (2)(3).

  10.13  Employment Agreement dated March 8, 2000 between the Company and Scott
         E. Willkomm. (incorporated herein by reference to Exhibit 10.16 to the Company's 1999 Annual Report in Form 10-K) (2)(3).

  10.14* Employment Agreement dated August 1, 2000 between the Company and
         Larry N. Stern (3).

  10.15* Employment Agreement dated August 18, 2000 between the Company and
         Thomas A. McAvity, Jr (3).

  10.16* Employment Agreement dated September 18, 2000 between the Company and
         Oscar R. Scofield (3).

  21.1*  Subsidiaries of Registrant.

  23.1*  Consent of Ernst & Young.

  24.1*  Powers of Attorney.

--------
*filed herewith
(1) The Company's Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on June 19, 1998, as amended.
(2) The Company's 1999 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 3, 2000.
(3) This exhibit is a management contract or compensatory plan or arrangement.

  B. Financial Statements and Financial Statement Schedules

Report of Management........................................................  31
Report of Independent Auditors..............................................  32
Consolidated Balance Sheets.................................................  33
Consolidated Statements of Income...........................................  34
Consolidated Statements of Comprehensive Income.............................  35
Consolidated Statements of Shareholders' Equity.............................  36
Consolidated Statements of Cash Flows.......................................  37
Notes to Consolidated Financial Statements..................................  38

  All other schedules are omitted because they are either not applicable or the required information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements or Notes thereto appearing elsewhere in this Form 10-K.

  C. Reports on Form 8-K

  No reports on Form 8-K were filed with the Securities and Exchange Commission during the three months ended December 31, 2000.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                             REPORT OF MANAGEMENT

  Management of the Company has primary responsibility for preparing the accompanying consolidated financial statements and for their integrity and objectivity. The consolidated financial statements included in this report were prepared in accordance with accounting principles generally accepted in the United States applied on a consistent basis. The consolidated financial statements include amounts that are based on management's best estimates and judgments. Management also prepared the other information presented in the annual report and is responsible for its accuracy and consistency with the consolidated financial statements.

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

  The Audit Committee of the Board of Directors is comprised of certain directors who are neither employees nor officers of the Company. The Audit Committee meets periodically with management and independent auditors regarding independence, audit scope, timing, and results and to discuss other auditing and financial reporting matters. The independent auditors have direct access to and meet privately with the Audit Committee.

Scott E. Willkomm
President & Chief Financial Officer

                        REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Scottish Annuity & Life Holdings, Ltd.

  We have audited the accompanying consolidated balance sheets of Scottish Annuity & Life Holdings, Ltd. and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for the years ended December 31, 2000 and 1999 and for the period from May 12, 1998 (date of incorporation) through December 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

  In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Annuity & Life Holdings, Ltd. and subsidiaries at December 31, 2000 and 1999, and the consolidated results of their operations and their cash flows for the years ended December 31, 2000 and 1999 and for the period from May 12, 1998 (date of incorporation) to December 31, 1998 in conformity with accounting principles generally accepted in the United States of America.

                                          Ernst & Young

George Town, Grand Cayman
British West Indies
February 12, 2001

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS

               (Expressed in Thousands of United States Dollars)

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
ASSETS
Fixed maturity investments, available for sale, at
 fair value (Amortized cost $584,493; 1999--
 $562,492)...........................................  $  581,020    $546,807
Cash and cash equivalents............................      47,763      29,000
Funds withheld at interest...........................      46,256         --
                                                       ----------    --------
    Total investments................................     675,039     575,807
Receivables:
  Accrued interest...................................       6,710       5,554
  Risk fees..........................................         961         861
  Policy loans.......................................         441         536
  Reinsurance........................................      30,595         298
  Due from investment brokers........................         --          110
Deferred acquisition costs...........................      30,922       1,920
Present value of inforce business....................      10,433      10,620
Other intangible assets..............................       7,888         200
Deferred tax benefit.................................       2,192       2,218
Fixed assets.........................................       2,482       1,027
Due from related party...............................         218         --
Other assets.........................................         868         740
Current income tax receivable........................          87         197
Segregated assets....................................     409,660     256,546
                                                       ----------    --------
    Total assets.....................................  $1,178,496    $856,634
                                                       ==========    ========
LIABILITIES
Reserves for future policy benefits..................  $  182,391    $ 97,353
Interest sensitive contract liabilities..............     320,732     268,126
Due to investment brokers............................       4,462         --
Accounts payable and accrued expenses................      18,867       4,347
Due to related party.................................         --       11,601
Segregated liabilities...............................     409,660     256,546
                                                       ----------    --------
    Total liabilities................................     936,112     637,973
                                                       ----------    --------
MINORITY INTEREST....................................       2,820         --
                                                       ----------    --------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
 Issued and fully paid: 15,614,240 ordinary shares
 (1999--16,046,740) (Excludes 2,962,200 shares held
 in Treasury; 1999--2,529,700).......................         156         160
Additional paid in capital...........................     223,771     227,535
Accumulated other comprehensive loss--
Unrealized depreciation on investments, net of tax...      (3,822)    (15,685)
Retained earnings....................................      19,459       6,651
                                                       ----------    --------
    Total shareholders' equity.......................     239,564     218,661
                                                       ----------    --------
    Total liabilities and shareholders' equity.......  $1,178,496    $856,634
                                                       ==========    ========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

    (Expressed in Thousands of United States Dollars, except per share data)

                                          Year Ended   Year Ended  Period Ended
                                         December 31, December 31, December 31,
                                             2000         1999         1998*
                                         ------------ ------------ ------------
Revenues
Premiums earned........................   $   37,086   $       21   $      --
Fee income.............................        2,246        1,014         210
Investment income, net.................       44,793       24,068       1,142
Realized losses........................         (191)      (2,638)        (14)
                                          ----------   ----------   ---------
    Total revenues.....................       83,934       22,465       1,338
                                          ----------   ----------   ---------
Benefits and expenses
Claims and other policy benefits.......       23,606        1,651         --
Interest credited to interest sensitive
 contract liabilities..................       17,390        5,549         --
Acquisition costs and other insurance
 expenses, net.........................       17,152        1,979         --
Operating expenses.....................        9,925        4,453         902
                                          ----------   ----------   ---------
    Total benefits and expenses........       68,073       13,632         902
                                          ----------   ----------   ---------
Net income before income taxes and
 minority interest.....................       15,861        8,833         436
Income taxes...........................          (49)         (42)        --
                                          ----------   ----------   ---------
Net income before minority interest....       15,910        8,875         436
Minority interest......................          (61)         --          --
                                          ----------   ----------   ---------
Net income.............................   $   15,971   $    8,875   $     436
                                          ==========   ==========   =========
Earnings per share:
  Basic................................   $     1.01   $     0.50   $    0.12
                                          ==========   ==========   =========
  Diluted..............................   $     1.00   $     0.50   $    0.12
                                          ==========   ==========   =========
Dividends per share....................   $     0.20   $     0.15   $     --
                                          ==========   ==========   =========
Weighted average number of shares
 outstanding:
  Basic................................   15,849,657   17,919,683   3,586,788
                                          ==========   ==========   =========
  Diluted..............................   15,960,542   17,919,683   3,586,788
                                          ==========   ==========   =========

--------
*  the period from May 12, 1998 (date of incorporation) to December 31, 1998

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               (Expressed in Thousands of United States Dollars)

                                            Year Ended   Year Ended  Period Ended
                                           December 31, December 31, December 31,
                                               2000         1999         1998*
                                           ------------ ------------ ------------
Net income...............................    $15,971      $  8,875    $     436
                                             -------      --------    ---------
Other comprehensive income (loss), net of
 tax
Unrealized appreciation (depreciation) on
 investments.............................     11,674       (17,470)        (867)
  Add: reclassification adjustment for
   losses included in net income.........        189         2,638           14
                                             -------      --------    ---------
Unrealized appreciation (depreciation) on
 investments.............................     11,863       (14,832)        (853)
                                             -------      --------    ---------
Comprehensive income (loss)..............    $27,834      $ (5,957)   $    (417)
                                             =======      ========    =========

--------
*  the period from May 12, 1998 (date of incorporation) to December 31, 1998


          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (Expressed in Thousands of United States Dollars, except for number of shares)

                                          Year Ended    Year Ended   Period Ended
                                         December 31,  December 31,  December 31,
                                             2000          1999         1998*
                                         ------------  ------------  ------------
Ordinary shares:
  Beginning of period...................  16,046,740    18,568,440           --
  Issuance of founder shares............         --            --      1,500,000
  Repurchase of founder shares..........                              (1,100,000)
  Repurchase of shares..................    (432,500)   (2,529,700)          --
  Issuance to executive officers........         --          8,000           --
  Sales to direct investors.............         --            --      1,418,440
  Initial public offering...............         --            --     16,750,000
                                         -----------   -----------   -----------
  End of period.........................  15,614,240    16,046,740    18,568,440
                                         ===========   ===========   ===========
Share capital:
  Beginning of period................... $       160   $       185   $       --
  Issuance of founder shares............         --            --             15
  Repurchase of shares..................          (4)          (25)          (11)
  Issuance to executive officers........         --            --            --
  Sales to direct investors.............         --            --             14
  Initial public offering...............         --            --            167
                                         -----------   -----------   -----------
  End of period......................... $       156   $       160   $       185
                                         -----------   -----------   -----------
Additional paid in capital:
  Beginning of period................... $   227,535   $   252,292   $       --
  Issuance of founder shares............         --            --            485
  Issuance of Class A warrants..........         --            --            100
  Issuance of Class B warrants..........         --            --            302
  Issuance of warrants..................         --            --             11
  Repurchase of shares..................      (3,793)      (24,974)          --
  Issuance to executive officers........         --             88           --
  Sales to direct investors.............         --            --         19,986
  Initial public offering...............         --            --        231,408
  Issuance of equity options............          29           129           --
                                         -----------   -----------   -----------
  End of period......................... $   223,771   $   227,535   $   252,292
                                         -----------   -----------   -----------
Accumulated other comprehensive loss:
  Beginning of period................... $   (15,685)  $      (853)  $       --
  Unrealized appreciation (depreciation)
   on investments.......................      11,863       (14,832)         (853)
                                         -----------   -----------   -----------
  End of period......................... $    (3,822)  $   (15,685)  $      (853)
                                         -----------   -----------   -----------
Retained earnings:
  Beginning of period................... $     6,651   $       436   $       --
  Net income............................      15,971         8,875           436
  Dividends paid........................      (3,163)       (2,660)          --
                                         -----------   -----------   -----------
  End of period......................... $    19,459   $     6,651   $       436
                                         -----------   -----------   -----------
Total shareholders' equity.............. $   239,564   $   218,661   $   252,060
                                         ===========   ===========   ===========

--------
* the period from May 12, 1998 (date of incorporation) to December 31, 1998

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               (Expressed in Thousands of United States Dollars)

                                          Year Ended   Year Ended  Period Ended
                                         December 31, December 31, December 31,
                                             2000         1999        1998*
                                         ------------ ------------ ------------
Operating activities
Net income..............................  $  15,971    $   8,875    $     436
Items not affecting cash:
  Net realized losses on securities.....        191        2,638           14
  Amortization of investments...........       (604)         626           75
  Non cash salaries and professional
   fees.................................         29          129          --
  Minority interest.....................        (61)         --           --
  Depreciation..........................        456           95            2
  Amortization of deferred acquisition
   costs................................     10,873          165          --
  Amortization of present value of
   inforce business.....................         67          --           --
  Amortization of other intangible
   assets...............................        184          --           --
  Interest credited to interest
   sensitive contract liabilities.......     17,390        5,549          --
  Changes in assets and liabilities:
    Accrued interest....................     (1,156)      (2,671)      (2,883)
    Risk fees...........................       (100)        (861)         --
    Reinsurance.........................    (30,297)        (298)         --
    Deferred acquisition costs..........    (39,875)      (2,085)         --
    Deferred tax benefit................       (324)      (2,218)         --
    Due from related party..............       (257)        (327)         327
    Other assets........................       (128)        (468)        (272)
    Current income tax receivable.......        110         (197)         --
    Reserve for future policy benefits..     85,038       97,353          --
    Accounts payable and accrued
     expenses...........................     14,520        2,388        1,959
                                          ---------    ---------    ---------
      Net cash provided by (used in)
       operating activities.............     72,027      108,693         (342)
                                          ---------    ---------    ---------
Investing Activities
Purchase of securities..................   (148,384)    (768,058)    (226,907)
Proceeds from sales of investments......     69,172      347,383       46,576
Proceeds from maturity of investments...     57,702       34,292          868
Due to / from investment brokers........      4,572        2,951       (3,060)
Funds withheld at interest..............    (46,256)         --           --
Purchase of present value of inforce
 business...............................        120      (10,620)         --
Purchase of intangible assets...........     (7,872)        (200)         --
Minority interest on purchase of
 subsidiary.............................      2,881          --           --
Due to related party on purchase of
 subsidiary.............................    (11,562)      11,601          --
Purchase of fixed assets & leasehold
 improvements...........................     (1,988)      (1,121)          (2)
                                          ---------    ---------    ---------
      Net cash used in investing
       activities.......................    (81,615)    (383,772)    (182,525)
                                          ---------    ---------    ---------
Financing activities
Deposits to interest sensitive contract
 liabilities............................     67,968      283,304          --
Withdrawals from interest sensitive
 contract liabilities...................    (32,752)     (20,727)         --
Policy loans............................         95         (536)         --
Issuance of company stock...............        --            88          --
Net cost of repurchase of company
 stock..................................     (3,797)     (25,000)         --
Dividends paid..........................     (3,163)      (2,660)         --
Issuance of share capital...............        --           --       252,075
Issuance of Class A warrants............        --           --           100
Issuance of Class B warrants............        --           --           302
                                          ---------    ---------    ---------
      Net cash provided by financing
       activities.......................     28,351      234,469      252,477
                                          ---------    ---------    ---------
Net change in cash and cash
 equivalents............................     18,763      (40,610)      69,610
Cash and cash equivalents, beginning of
 period.................................     29,000       69,610          --
                                          ---------    ---------    ---------
Cash and cash equivalents, end of
 period.................................  $  47,763    $  29,000    $  69,610
                                          =========    =========    =========

--------
*  the period from May 12, 1998 (date of incorporation) to December 31, 1998

          See Accompanying Notes to Consolidated Financial Statements

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               December 31, 2000

1. Organization, business, and basis of presentation

Organization

  Scottish Annuity & Life Holdings, Ltd. ("Scottish Holdings", "we", "our", or "the Company") is a Cayman Islands holding company that was incorporated in May 1998 and completed its initial public offering ("IPO") on November 30, 1998. Through our wholly owned subsidiaries, we provide life reinsurance to life insurance companies and issue variable insurance policies to high net worth individuals.

  We have two wholly-owned direct subsidiaries: Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("SALIC"), a Cayman Islands insurance company formed by the Company in 1998; and The Scottish Annuity Company (Cayman) Ltd. ("SAC"), a Cayman Islands insurance company that was incorporated in 1994 and acquired by the Company in 1999.

  Scottish Re (U.S.), Inc. ("Scottish Re"), formerly Harbourton Reassurance, Inc. ("Harbourton"), is a Delaware insurance company that was acquired by SALIC in 1999. Scottish Re provides life reinsurance to life insurance companies. Scottish Re is licensed to do business in the United States by 15 states and admitted as a reinsurer in an additional 29 states.

  In June 2000, we acquired a 50.01% holding in Scottish Crown Group (Bermuda) Ltd. ("Scottish Crown"). As of December 31, 2000, Scottish Crown owned two Bermuda-licensed insurance companies that are engaged in the issuance of variable insurance policies to high net worth individuals. In February 2001, Scottish Holdings (U.S.), Inc. acquired 100% of one of the Bermuda-licensed insurance companies.

Business

  We are engaged in two lines of business: Life Reinsurance, and the direct issuance of variable insurance policies to high net worth individuals which we refer to as Wealth Management.

 Life Reinsurance

  In our Life Reinsurance business, we provide solutions to insurance companies seeking reinsurance of life and annuity insurance business. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies.

  We assume risks associated with primary life insurance policies and annuities, both in force and new business. We reinsure: (i) mortality and ancillary morbidity, (ii) investment, (iii) persistency, and (iv) expense risks. Scottish Re originates reinsurance business predominantly by marketing its products and services directly to U.S. life insurance and reinsurance companies. SALIC originates reinsurance business predominantly through reinsurance brokers and intermediaries.

 Wealth Management

  In our Wealth Management business, we issue customized variable annuities and variable universal life policies to high net worth individuals. Our variable insurance products are typically used in sophisticated investment and estate planning strategies. For us, high net worth generally means individuals and families with a liquid net worth in excess of $10 million. Variable annuities and life insurance have a cash value component that is placed in a separate account and invested by us on behalf of the policyholder with a money manager. Through our Bermuda and Cayman Islands insurance companies, we have the flexibility to offer policies that permit the

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

use of private independent money managers to manage the separate accounts and who utilize investment strategies not typically available in variable insurance products issued to the general public. We may also offer structured life insurance products, such as corporate-owned life insurance, that target the deferred compensation market.

Basis of presentation

  Accounting Principles--Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all amounts are reported in Thousands of United States dollars (except per share amounts).

  Consolidation--We consolidate the results of the Company and all of its subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Prior period results have been restated to conform to the current year presentation.

  Estimates, risks and uncertainties--The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

2. Summary of significant accounting policies

  The following are the significant accounting policies adopted by the
Company:

A. Investments

  Fixed maturities are classified as available for sale, and accordingly, we carry these investments at fair values on our consolidated balance sheets. The cost of fixed maturities is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in Accumulated other comprehensive loss--Unrealized depreciation on investments in Shareholders' equity

 Short-term investments are carried at cost, which approximates fair value.

  Realized gains (losses) on securities are determined on a specific identification method which means that we track the cost of each security purchased so that we are able to identify and record a gain or loss when it is subsequently sold. In addition, declines in fair value that are determined to be other than temporary are included in Realized gains (losses) in the Statements of Income.

  Investment transactions are accounted for on a trade date basis. Interest is recorded on the accrual basis.

B. Revenue recognition

  (i) Premiums from reinsurance transactions are included in revenues over the premium paying period of the underlying policies. The related policy benefits and expenses are provided against the revenues to recognize profits over the estimated lives of the policies.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


  When we acquire blocks of inforce business, these transactions are accounted for as purchases. Results of operations include the net income only from the respective dates of acquisition with the initial transfer of assets and liabilities being recorded on the Balance Sheet. (See Note 9).

  Premiums from annuities and investment contracts are reported as deposits to Interest sensitive contract liabilities on the Balance Sheet.

  (ii) Fee income is earned as follows:

  a) Wealth Management, Separate account transactions; A one-time Set-up fee is charged upon receipt of the initial payment, a fixed annual Administration fee is collected quarterly and Mortality, Expense and Distribution Risk fees are charged quarterly based on total assets in each contract holder's separate account. Where a variable life insurance policy has been issued a Cost of Insurance fee will be charged quarterly based on the amount necessary to cover the death benefit. In addition, a contract holder may be charged a fee upon a partial or total surrender of the policy.

  b) Reinsurance; Fees are earned on financial reinsurance treaties, which do not qualify under GAAP risk transfer rules, issued to U.S. insurance company clients.

  (iii) Investment income is reported after deducting the related investment manager's fees.

  (iv) Realized capital gains and losses include gains and losses on the sale of investments available for sale and fixed assets.

C. Due to and from investment brokers

  Due to and from investment brokers accounts include amounts payable to and receivable from our brokers for investment transactions that have not settled at year-end.

D. Organizational and offering expenses

  All formation and organization costs incurred have been expensed in the period ending December 31, 1998. All offering costs incurred in connection with the IPO, including certain amounts payable for investment banking and financial advisory services, have been deducted from the gross proceeds of the IPO.

E. Cash and cash equivalents

  Cash and cash equivalents include fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value.

F. Funds withheld at interest

  Funds withheld at interest are funds held by the ceding company under a modified coinsurance agreement whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding company.

G. Deferred policy acquisition costs

  The costs of acquiring new business such as commissions, certain internal expenses related to policy issuance and underwriting departments, and certain variable selling expenses are capitalized and amortized in

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

future periods. For variable life insurance and reinsurance of investment type fixed annuity contracts and reinsured variable annuity contracts, deferred policy acquisition costs will be amortized over the expected average life of the contracts as a constant percentage of the present value of estimated gross profits arising principally from investment results, mortality and expense margins, and surrender charges based on historical and anticipated future experience, which will be updated periodically. In computing amortization, interest will accrue to the unamortized balance of capitalized acquisition costs at the rate used to discount expected gross profits.

  The effect on the amortization of deferred policy acquisition costs of revisions to estimated gross profits will be reflected in earnings in the period such estimated gross profits are revised.

  For reinsured fixed immediate annuity policies and traditional life insurance contracts, deferred policy acquisition costs are charged to expense using assumptions consistent with those used in computing policy reserves. Assumptions as to anticipated premiums are estimated at the date the business is acquired and are consistently applied during the life of the policies. Deviations from estimated experience are reflected in earnings in the period such deviations occur. For these policies, the amortization periods generally are for the estimated lives of the policies.

  When the liabilities for future policy benefits plus the present value of expected future gross premiums for a policy are insufficient to provide for expected future benefits and expenses for that policy, a premium deficiency reserve will be established by a charge to income.

H. Present value of inforce business

  The present value of the inforce business will be amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits each year in relation to the total gross profits expected over the life of the business, discounted at the assumed net credit rate. (See Note 8)

I. Fixed assets and leasehold improvements

  Fixed assets and leasehold improvements are recorded at cost and are depreciated over their estimated useful lives ranging between 3 to 5 years using the straight-line method. Accumulated depreciation at December 31, 2000 amounted to $0.6 million (1999--$0.1 million).

J. Reserves for future policy benefits

  Benefit reserves for future benefits under life insurance contracts reinsured are estimated using actuarial assumptions for mortality, morbidity, terminations, investment yields and expenses applicable at the time the insurance contracts were entered into.

K. Interest sensitive contract liabilities

  The liabilities for interest sensitive contract liabilities equal the accumulated account values of the policies or contracts as of the valuation date and include funds received plus interest credited less funds withdrawn and interest paid. Benefit liabilities for fixed annuities during the accumulation period equal their account values; after annuitization, they equal the accumulated present value of expected future payments.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

L. Income taxes

  Income tax liability and deferred tax assets are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. In accordance with this statement we record deferred income taxes which reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is applied to deferred tax assets where the recoverability is impaired.

M. Stock--based compensation

  We apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock option plans and accordingly do not recognize compensation cost as all options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 15 contains a summary of the pro-forma effects to reported Net income and earnings per share for 2000, 1999 and 1998 had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

N. Earnings per share

  In accordance with SFAS No. 128 basic earnings per share is calculated based on weighted average common shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings per share assume the exercise of all dilutive stock options and warrants using the treasury stock method (see Note 6).

O. Segregated assets

  Separate account investments are recorded at the net asset values of the underlying funds invested in plus separate cash and cash equivalent balances less separate account fees payable to the Company. The funds in the separate accounts are not part of the Company's general funds and are not available to meet the general obligations of the Company.

P. Segregated liabilities

  Separate account liabilities include amounts set aside to pay the deferred variable annuities and the cash values associated with life insurance policies. These balances consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each separate account, less fees and withdrawals.

Q. Amortization of intangible assets

  Intangible assets are amortized over their estimated useful lives and are reviewed periodically for impairment. Estimated useful lives are currently considered to be approximately 10 years. Amortization is charged on a straight-line basis where a company acquisition results in goodwill. Accumulated amortization at December 31, 2000 amounted to $0.2 million (1999-- $nil).

R. Fair value of financial instruments

  The fair value of assets and liabilities included on the consolidated balance sheets which qualify as financial instruments under SFAS No. 107 "Disclosure About Fair Value of Financial Instruments", approximate the carrying amount presented in the consolidated financial statements.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

S. Accounting pronouncements

  In June 1998 the Financial Accounting Standards Board ("FASB") issued Statement No. 133, "Accounting for Derivative Instruments and Hedging Activities". This standard establishes accounting and reporting standards for derivative instruments. It requires that an entity recognize all derivatives as either assets or liabilities in the statement of financial position and measure those instruments at fair value. If certain conditions are met, a derivative may be specifically designated as (a) a hedge of the exposure to changes in the fair value of a recognized asset or liability or an unrecognized firm commitment, (b) a hedge of the exposure to variable cash flows of a forecasted transaction, or (c) a hedge of the foreign currency exposure of a net investment in a foreign operation, an unrecognized firm commitment, an available-for-sale security, or a foreign-currency-denominated forecasted transaction. In June 1999 the FASB issued Statement No. 137 "Accounting for Derivative Instruments and Hedging Activities--Deferral of the Effective Date of FASB Statement No. 133". This statement amended Statement No. 133 to defer its effective date one-year to fiscal years beginning after June 15, 2000. In June 2000 the FASB issued Statement No. 138 "Accounting for Certain Derivative Instruments and Certain Hedging Activities--An Amendment to SFAS No. 133". This statement makes certain changes in the hedging provisions of Statement No. 133 and is effective for fiscal years beginning after June 15, 2000. We do not currently own any derivatives and do not engage in any derivative hedging activities, although we may do so in the future.

3. Business acquisitions

  In June 2000, we acquired a 50.01% holding in Scottish Crown; this is a joint venture where the other partner provides an exclusive distribution agreement. Scottish Crown owns two Bermuda licensed insurance companies, which are utilized in our Wealth Management business.

  On December 31, 1999, we entered into an agreement with Scottish Holdings, Ltd. ("SHL") to purchase all the outstanding shares of SAC for $11.6 million. SAC operates as a life insurance company and engages in writing deferred variable annuities with a fixed annuity option with persons who are not resident in the Cayman Islands. It does not provide any investment management or advisory services.

  Scottish Holdings (U.S.), Inc., a wholly owned subsidiary was formed on August 18, 1999, for the sole purpose of the purchase of Scottish Re (formerly Harbourton) for a purchase price of $25.2 million. This transaction effective September 30, 1999 provides us with a United States platform to write reinsurance business. Scottish Re is licensed in 15 states and the District of Columbia and is an authorized reinsurer in an additional 29 states.

  The acquisitions described above were accounted for by the purchase method of accounting. In accordance with APB Opinion No. 16, "Business Combinations", the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

4. Business segments

  We report segments in accordance with SFAS No.131 "Disclosures about Segments of an Enterprise and Related Information". The Company's main lines of business are Life Reinsurance and Wealth Management. Life Reinsurance and Wealth Management activities have been defined in Note 1.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


  The segmental reporting for the lines of business is as follows:

                             Year Ended        Year Ended        Period Ended
                          December 31, 2000 December 31, 1999 December 31, 1998*
                          ----------------- ----------------- ------------------
Revenues
  Life Reinsurance......     $   72,274         $ 10,951           $    --
  Wealth Management.....          2,195            1,014                210
  Other.................          9,465           10,500              1,128
                             ----------         --------           --------
    Total...............     $   83,934         $ 22,465           $  1,338
                             ==========         ========           ========
Net income before income
 taxes and minority
 interest
  Life Reinsurance......     $    8,252         $     44           $    --
  Wealth Management.....            594              124                 54
  Other.................          7,015            8,665                382
                             ----------         --------           --------
    Total...............     $   15,861         $  8,833           $    436
                             ==========         ========           ========
Assets
  Life Reinsurance......     $  636,382         $428,112           $    --
  Wealth Management.....        431,670          268,165                --
  Other.................        110,444          160,357            254,346
                             ----------         --------           --------
    Total...............     $1,178,496         $856,634           $254,346
                             ==========         ========           ========

--------
* the period from May 12, 1998 (date of incorporation) to December 31, 1998

5. Foreign sales and operations

  The Company's operations include the Cayman Islands, Bermuda and the United States.

  Financial information relating to geographic areas:

                             Year Ended        Year Ended        Period Ended
                          December 31, 2000 December 31, 1999 December 31, 1998*
                          ----------------- ----------------- ------------------
Revenues
  U.S. Business.........     $   36,956         $  1,448           $    --
  Non-U.S. Business.....         46,978           21,017              1,338
                             ----------         --------           --------
    Total...............     $   83,934         $ 22,465           $  1,338
                             ==========         ========           ========
Net income before income
 taxes and minority
 interest
  U.S. Business.........     $    1,531         $   (271)          $    --
  Non-U.S. Business.....         14,330            9,104                436
                             ----------         --------           --------
    Total...............     $   15,861         $  8,833           $    436
                             ==========         ========           ========
Assets
  U.S. Business.........     $  171,457         $111,387           $    --
  Non-U.S. Business.....      1,007,039          745,247            254,346
                             ----------         --------           --------
    Total...............     $1,178,496         $856,634           $254,346
                             ==========         ========           ========

--------
* the period from May 12, 1998 (date of incorporation) to December 31, 1998

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


6. Earnings per ordinary share

  The following table sets forth the computation of basic and diluted earnings per common share:

                            Year Ended        Year Ended        Period Ended
                         December 31, 2000 December 31, 1999 December 31, 1998*
                         ----------------- ----------------- ------------------
Numerator:
Net income..............    $    15,971       $     8,875        $      436
                            -----------       -----------        ----------
Denominator:
Denominator for basic
 earnings per share--
 Weighted average number
 of shares outstanding..     15,849,657        17,919,683         3,586,788
Effect of dilutive
 securities:
Stock options...........        110,885               --                --
                            -----------       -----------        ----------
Denominator for diluted
 earnings per share.....     15,960,542        17,919,683         3,586,788
                            -----------       -----------        ----------
Basic earnings per
 ordinary share.........    $      1.01       $      0.50        $     0.12
Diluted earnings per
 ordinary share.........    $      1.00       $      0.50        $     0.12

--------
* the period from May 12, 1998 (date of incorporation) to December 31, 1998

  At December 31, 1998, the Company had a relatively small number of shares outstanding from the date of incorporation through the initial public offering on November 30, 1998. As a result, the weighted average number of shares outstanding for the period ended December 31, 1998 and the related EPS are not meaningful, in the opinion of management.

7. Investments

  The amortized cost, gross unrealized appreciation and depreciation, and estimated fair values of our fixed maturity investments are as follows:

                                               December 31, 2000
                                 ---------------------------------------------
                                              Gross        Gross     Estimated
                                 Amortized  Unrealized   Unrealized    Fair
                                   Cost    Appreciation Depreciation   Value
                                 --------- ------------ ------------ ---------
U.S. Treasury securities and
 U.S. government agency
 obligations.................... $ 15,997     $  182      $  (267)   $ 15,912
Corporate securities............  214,464      1,619       (5,723)    210,360
Mortgage and asset backed
 securities.....................  354,032      2,397       (1,681)    354,748
                                 --------     ------      -------    --------
                                 $584,493     $4,198      $(7,671)   $581,020
                                 ========     ======      =======    ========

                                               December 31, 1999
                                 ---------------------------------------------
                                              Gross        Gross     Estimated
                                 Amortized  Unrealized   Unrealized    Fair
                                   Cost    Appreciation Depreciation   Value
                                 --------- ------------ ------------ ---------
U.S. Treasury securities and
 U.S. government agency
 obligations.................... $ 21,376      $--        $ (2,073)  $ 19,303
Corporate securities............  190,641       113         (7,227)   183,527
Mortgage and asset backed
 securities.....................  350,475       114         (6,612)   343,977
                                 --------      ----       --------   --------
                                 $562,492      $227       $(15,912)  $546,807
                                 ========      ====       ========   ========

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


  The contractual maturities of the fixed maturities are as follows. Actual maturities may differ as a result of calls and prepayments.

                                           December
                                           31, 2000          December 31, 1999
                                        ------------------- -------------------
                                                  Estimated           Estimated
                                        Amortized   Fair    Amortized   Fair
                                          Cost      Value     Cost      Value
                                        --------- --------- --------- ---------
Due in one year or less................ $ 13,939  $ 13,928  $  4,197  $  4,200
Due in one year through five years.....  115,614   114,251   102,304   100,216
Due in five years through ten years....   66,813    65,518    79,774    75,976
Due after ten years....................   34,095    32,575    25,742    22,439
                                        --------  --------  --------  --------
                                         230,461   226,272   212,017   202,831
Mortgage and asset backed securities...  354,032   354,748   350,475   343,976
                                        --------  --------  --------  --------
                                        $584,493  $581,020  $562,492  $546,807
                                        ========  ========  ========  ========

  Gross realized gains and losses are as follows:

                             Year Ended        Year Ended        Period Ended
                          December 31, 2000 December 31, 1999 December 31, 1998*
                          ----------------- ----------------- ------------------
Proceeds from sale of
 investments............       $69,172          $347,383           $46,576
                               =======          ========           =======
Gross realized gains....       $   404          $    765           $    88
Gross realized losses...          (608)           (3,403)             (102)
                               -------          --------           -------
Net realized losses.....          (204)           (2,638)              (14)
Other gains and losses..            13               --                --
                               -------          --------           -------
Realized losses.........       $  (191)         $ (2,638)          $   (14)
                               =======          ========           =======

--------
* the period from May 12, 1998 (date of incorporation ) to December 31, 1998

  At December 31, 2000 and 1999, investments owned by the Company for which no readily available market quotation exists were valued at $5.3 million and $8.6 million, respectively. Our investment manager obtains prices for these investments from a third party source. The future realizable value of the securities may differ from the amount recorded on the consolidated balance sheets.

8. Present value of inforce business

  Total amortization of the present value of inforce business was $0.1 million for the year ended December 31, 2000, $ nil for the year ended December 31, 1999 and $ nil for the period ended December 31, 1998. Based on the amortization method and expected gross profits, the following chart provides the percentage of the present value of inforce business that we expect to amortize each year for the next 5 years:

                                  Percent to be Amortized
            Year                        In the Year
            ----                  -----------------------
            2001.................           1.96%
            2002.................           3.41%
            2003.................           5.13%
            2004.................           7.18%
            2005.................          11.75%

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

9. Reinsurance transactions

  The following table summarizes the acquisitions of inforce reinsurance transactions completed by the Company during 2000 and 1999. These transactions are accounted for as purchases and therefore results of operations include their effects only from their respective dates of acquisition.

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
      Fair value of assets acquired...................   $79,496      $106,360
      Deferred acquisition costs......................    10,250         1,539
                                                         -------      --------
      Total assets acquired...........................   $89,746      $107,899
                                                         -------      --------
      Fair value of liabilities assumed...............   $89,746      $107,899
                                                         =======      ========

10. Deferred acquisition expenses

  Movement in deferred acquisition expenses is as follows:

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
      Balance at beginning of year...................   $  1,920      $  --
      Deferred acquisition costs on inforce
       reinsurance
       transactions purchased........................     10,250       1,539
      Expenses deferred..............................     29,625         546
      Amortization expense...........................    (10,873)       (165)
                                                        --------      ------
      Balance at end of year.........................   $ 30,922      $1,920
                                                        ========      ======

11. Reserves for future policy benefits

  Movement in the reserve for future policy benefits is summarized below.

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
      Balance at beginning of year....................   $ 97,353     $    --
      Liabilities assumed.............................     89,746      107,899
      Adjustments to reserves.........................     23,606        1,651
      Benefits paid in the current year...............    (28,314)     (12,197)
                                                         --------     --------
      Balance at end of year..........................   $182,391     $ 97,353
                                                         ========     ========

  During 1999, SALIC reinsured a closed block of long-term disability claims.

  In 2000, SALIC reinsured two closed blocks of life business which are included in liabilities assumed. Scottish Re also received premiums from 10 new reinsurance clients, the corresponding reserves are reflected above.

  The adjustment to reserves reflects changes in the estimates underlying the initial reserves, improvements in our case management and new business written during the year.

  We had no reserves for future policy benefits for the period ended December 31, 1998.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

12. Interest sensitive contract liabilities

  In 1999 SALIC entered into a reinsurance funding agreement that features put options for the ultimate insureds. If executed, one of these options would require SALIC to repay liabilities within seven days; the other options would require payment in 90 days. Total liabilities subject to the put options total $186.8 million at December 31, 2000 (1999-$186.8 million). SALIC holds marketable securities to meet these obligations. At the time of acquisition in 1999 Scottish Re reinsured a block of Annuity business, the value of these liabilities at December 31, 2000 was $66.8 million (1999-$81.3 million). In 2000 SALIC reinsured two blocks of Annuity business, one in the form of a modified coinsurance treaty on single premium and flexible premium deferred annuities, the other is a small part of a block of pre-need insurance contracts. The value of these liabilities at December 31, 2000 is $57.1 million. Scottish Re also entered into a financial agreement to provide surplus relief on single premium deferred annuities, the value of these liabilities at December 31, 2000 is $10.0 million.

  The table below shows the movements in these liabilities.

                                                       December 31, December 31,
                                                           2000         1999
                                                       ------------ ------------
      Balance at beginning of year....................   $268,126     $    --
      Funds received..................................     67,968      283,304
      Interest credited...............................     17,390        5,549
      Payments made...................................    (32,752)     (20,727)
                                                         --------     --------
      Balance at end of year..........................   $320,732     $268,126
                                                         ========     ========

13. Comprehensive income

  We report comprehensive income in accordance with SFAS 130, which requires unrealized gains and losses on the Company's available for sale investments to be included in Other comprehensive income in the statement of Shareholders' equity. The table below shows the gross and net of tax components of Other comprehensive income.

                                                    Year ended December 31,
                                                             2000
                                                  ----------------------------
                                                  Before Tax  Tax   Net of Tax
                                                  ---------- -----  ----------
Unrealized (losses) gains on available for sale
 investments arising during the year.............  $ 12,008  $(334)  $ 11,674
Less: reclassification adjustment for losses
 realized in net income..........................       204    (15)       189
                                                   --------  -----   --------
Other comprehensive income.......................  $ 12,212  $(349)  $ 11,863
                                                   ========  =====   ========
                                                    Year ended December 31,
                                                             1999
                                                  ----------------------------
                                                  Before Tax  Tax   Net of Tax
                                                  ---------- -----  ----------
Unrealized (losses) gains on available for sale
 investments arising during the year.............  $(17,470) $ --    $(17,470)
Less: reclassification adjustment for losses
 realized in net income..........................     2,638    --       2,638
                                                   --------  -----   --------
Other comprehensive income.......................  $(14,832) $ --    $(14,832)
                                                   ========  =====   ========

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


                                          Period ended December 31, 1998*
                                          -------------------------------------
                                           Before Tax     Tax       Net of Tax
                                          ------------   --------- ------------
Unrealized (losses) gains on available
 for sale investments arising during the
 year...................................    $     (867)  $     --    $     (867)
Less: reclassification adjustment for
 losses realized in net income..........            14         --            14
                                            ----------   ---------   ----------
Other comprehensive income..............    $     (853)  $     --    $     (853)
                                            ==========   =========   ==========

--------
*  the period from May 12, 1998 (date of incorporation) to December 31, 1998

14. Shareholders' equity

 Initial public offering

  Prior to June 24, 1998, Scottish Holdings Ltd. ("SHL"), a Cayman Islands company, owned all ordinary shares of Scottish Holdings. Effective June 24, 1998, SHL transferred to its shareholders all of its ordinary shares in Scottish Holdings by way of a distribution. On October 22, 1998, we paid nominal consideration and issued 900,000 Class A warrants to reacquire and cancel 1,100,000 of our issued and outstanding ordinary shares.

  On November 30, 1998, we closed our IPO of 16,750,000 ordinary shares for proceeds received net of underwriting discounts and commissions totaling $231.4 million. Simultaneous with the initial closing of the IPO, direct sales of 1,418,440 ordinary shares and 400,000 Class A warrants were made to Direct Investors for net proceeds of $20.0 million.

 Ordinary shares

  We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

  Immediately after the IPO there were 18,568,440 ordinary shares in issue. In January 1999, 8,000 shares were issued as non-monetary compensation to an executive officer. On September 1, 1999, it was agreed by the directors of the Company to enter into a share repurchase program. This was completed November 2, 1999, resulting in 2,529,700 shares being repurchased for a total amount of $25.0 million. As at December 31, 1999, 16,046,740 ordinary shares were outstanding.

  On April 6, 2000 the directors of the Company approved a plan to repurchase up to $20 million of outstanding shares. During the period from May 31, 2000 to November 30, 2000 a total of 432,500 ordinary shares were repurchased for a total amount of $3.8 million. As at December 31, 2000, 15,614,240 ordinary shares were outstanding.

 Preferred shares

  We are authorized to issue 50,000,000 preferred shares of par value $0.01 each. At the balance sheet dates there were no preferred shares issued or outstanding.

 Warrants

  As at December 31, 2000 there are 2,850,000 Class A warrants and 200,000 Class B warrants outstanding with an exercise price of $15 each. As at December 31, 2000 no Class A or Class B warrants have been exercised.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


  In connection with our initial capitalization, we issued Class A warrants to purchase an aggregate of 1,550,000 ordinary shares to related parties. The aggregate consideration of $0.1 million paid for these warrants is reflected as additional paid-in-capital. The Class A warrants were issued on June 9, 1998 at the initial stage of the development of our business plan when the feasibility of proceeding with the offering was uncertain. The consideration paid for the Class A warrants was determined to be fair value in the judgment of management in light of such uncertainty. Effective September 3, 1998, the Class A warrant agreements were superseded by Amended and Restated Class A warrant agreements with no material impact on the operation of the agreements. The exercise price of the Class A warrants is $15 per share of the Company's ordinary shares. The Class A warrants become exercisable in equal amounts over a three-year period commencing on the first anniversary of the consummation of the Offering. The Class A warrants will expire on the tenth anniversary of the consummation of the Offering.

  In connection with the IPO 1,300,000 Class A Warrants were issued as noted above under initial public offering.

  We entered into Warrant Purchase Agreements whereby The Roman Arch Fund L.P. and The Roman Arch Fund II L.P. purchased an aggregate of 200,000 Class B warrants for an aggregate purchase price of $0.3 million which is reflected as additional paid-in-capital. Class B warrants are exercisable at $15 per ordinary share, in equal amounts over a three-year period commencing one year after the Offering and expire ten years after the consummation of the Offering. Management is of the view that the agreed sale price of the Class B warrants represented fair value at the time of purchase. The Roman Arch Fund L.P. and the Roman Arch Fund II L.P. are each limited partnerships and affiliates of Prudential Securities Incorporated, one of the underwriters of the IPO, and make investments for the benefit of limited partners who are employees of Prudential Securities Incorporated.

  The Class B warrants were issued after our business plan underwent further development and we were in a position to proceed with the Offering. As a result, the Class B warrants were issued for greater consideration. Effective September 3, 1998, the Class B warrants agreements were superseded by Amended and Restated Class B warrants agreements with no material impact on the operation of the agreements.

  We had previously entered into an agreement with Westport Partners (Bermuda), Ltd. ("Westport"), a developer and administrator of insurance products for international insurance brokers, insurance companies and corporations, pursuant to which Westport will provide non-exclusive distribution services with respect to the Company's variable life insurance products. In addition, Westport may be retained to provide administration services for certain variable life insurance products that the Company issues.

  For its distribution activities, we are authorized to issue up to 750,000 Class C warrants to Westport at an exercise price equal to $15 per ordinary share. The warrants are issuable over a four-year period beginning on January 1, 2000 and on each anniversary thereafter in an amount to be determined by a formula, as defined, in the agreement. The Class C warrants, if issued, will be for a term expiring ten years from the date of the Offering. No Class C warrants had been issued as of December 31, 2000. Effective January 1, 2001 the agreement with Westport was cancelled.

15. Stock option plans

  The Company has three stock option plans (the "1998 Plan", the "1999 Plan" and the "Harbourton Plan") which allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee Directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

between seven and ten years from the date of grant. Unless otherwise provided in the option agreement, the options shall become exercisable in three equal annual installments, commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each Director, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,100,000.

  Option activity under all Plans is as follows:

                                         Year Ended   Year Ended  Period Ended
                                        December 31, December 31, December 31,
                                            2000         1999        1998 *
                                        ------------ ------------ ------------
Outstanding, beginning of year.........   2,287,434    1,070,000          --
  Granted..............................     960,500    1,454,100    1,070,000
  Exercised............................         --           --           --
  Cancelled............................    (927,498)    (236,666)         --
                                         ----------   ----------   ----------
Outstanding and exercisable, end of
 year..................................   2,320,436    2,287,434    1,070,000
                                         ==========   ==========   ==========
Weighted average exercise price per
 share :
  Granted..............................  $   8.2774   $  10.6766   $  15.0000
  Exercised............................         --           --           --
  Cancelled............................  $  12.3939   $  15.0000          --
Outstanding and exercisable, end of
 year..................................  $  10.5498   $  12.2517   $  15.0000

--------
*  the period from May 12, 1998 (date of incorporation) to December 31, 1998

  Summary of options outstanding at December 31, 2000:

                                                                      Number                    Weighted Average
                         Number of     Range of     Weighted Average of Shares Weighted Average    Remaining
Year of Grant             Shares   Exercise Prices   Exercise Price   Vested    Exercise Price  Contractual Life
-------------            --------- ---------------- ---------------- --------- ---------------- ----------------
1998....................   613,336     $15.0000         $15.0000      470,004      $15.0000        7.02 years
1999....................   846,600 $8.0625-$15.0000     $ 9.6405      344,275      $10.6067        7.12 years
2000....................   860,500 $7.0000-$10.7500     $ 8.2724        8,000      $ 7.9375        8.92 years
                         --------- ----------------     --------      -------      --------        ----------
                         2,320,436 $7.0000-$15.0000     $10.5498      822,279      $13.0919        7.76 years
                         ========= ================     ========      =======      ========        ==========

  We have adopted the disclosure provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees" and related Interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

  Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for the employee stock options under the fair value method of that Statement.

  The Black-Scholes and Binomial option-pricing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

  For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black--Scholes model. The disclosure for 1998 and 1999 differs from that previously disclosed using the Binomial model. Our pro forma information is as follows:

                                          Year Ended   Year Ended  Period Ended
                                         December 31, December 31, December 31,
                                             2000         1999        1998 *
                                         ------------ ------------ ------------
Net income--as reported................    $15,971       $8,875       $ 436
Net income--pro forma..................    $14,398       $6,702       $ 333
Basic net income per share--as
 reported..............................    $  1.01       $ 0.50       $0.12
Basic net income per share--pro forma..    $  0.91       $ 0.37       $0.09
Diluted net income per share--as
 reported..............................    $  1.00       $ 0.50       $0.12
Diluted net income per share--pro
 forma.................................    $  0.90       $ 0.37       $0.09

--------
*  the period from May 12, 1998 (date of incorporation ) to December 31, 1998

  The weighted average fair value of options granted in each year is as follows:

                                           Year Ended   Year Ended  Period Ended
                                          December 31, December 31, December 31,
                                              2000         1999        1998 *
                                          ------------ ------------ ------------
Discounted exercise price................       --           --           --
Market price exercise price..............   $3.8874      $4.5754          --
Premium exercise price...................       --       $5.5735      $3.3969

  The fair value for the options was estimated at the date of grant using the Black--Scholes option-pricing model with the following assumptions:

                                                        2000      1999    1998
                                                    ------------ ------- -------
  Expected dividend yield..........................    1.33%       2.44%   1.33%
  Risk free interest rate.......................... 5.17%-6.461%   6.44%   5.52%
  Expected life of options.........................   7 years    7 years 9 years
  Expected volatility..............................     0.4        0.667    0.22

  As of December 31, 2000, 66,667 options were outstanding in respect of non-employees (1999--66,667; 1998--100,000), these are exercisable at a price of $15 per share. The Company applies the fair value method of SFAS No. 123, in accounting for stock options granted to non-employees who provide services to the Company, the expenses recorded are $29,720 in 2000, $128,984 in 1999 and $ nil in 1998.

16. Taxation

  There is presently no taxation imposed on income or capital gains by the Government of the Cayman Islands. If any taxation were to be enacted, Scottish Holdings and SALIC have been granted exemptions therefrom until 2018 and SAC has been granted exemptions therefrom until 2014. These companies operate in a manner such that they will owe no United States tax other than premium excise taxes and withholding taxes on certain investment income.

  Undistributed earnings of the Company's foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Upon distribution of current or accumulated earnings and profits in the form of dividends or otherwise, the Company would be subject to U.S. withholding taxes at a 30% rate.

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


  At December 31, 2000, the Company has net operating loss carryforwards of approximately $15.8 million (1999--$3.3 million) for income tax purposes that expire in years 2012 through 2014. The Company also has capital loss carryforwards of approximately $3.8 million (1999--$3.7 million) for income tax purposes that expire in years 2002 through 2004. These carryforwards resulted primarily from the Company's 1999 acquisition of Scottish Re and from current operations of Scottish Re.

  The valuation allowance at December 31, 2000 is related to the tax benefit of the realized capital loss carryforwards in Scottish Re. The valuation allowances for December 31, 1999 are related to the tax benefit of the unrealized depreciation on investments ($0.4 million) and realized capital loss carryforwards of Scottish Re ($1.2 million).

  The change in valuation allowance in respect of the unrealized depreciation on investments has been recorded as a component of Other comprehensive income ($0.4 million). The change in valuation allowance that related to the enhanced ability to utilize capital loss carryforwards related to the purchase of Scottish Re, is due to management's ability to implement certain tax planning strategies to preserve the tax benefit of the losses. A portion is recorded as part of the income tax benefit ($0.4 million) and a portion is recorded as a reduction in intangibles on the balance sheet ($0.3 million).

  Significant components of our deferred tax assets and liabilities are as follows:

                                                      December 31, December 31,
                                                          2000         1999
                                                      ------------ ------------
   Deferred tax assets
     Net operating losses............................    $5,373      $ 1,126
     Capital losses..................................     1,283        1,259
     Alternative minimum tax credits.................        20           20
     Unrealized depreciation on investments..........       --           366
     Accrued market discount.........................       --            83
     Reserves for future policy benefits.............       366          --
     Negative proxy deferred acquisition costs.......     1,145          994
                                                         ------      -------
   Total deferred tax assets.........................     8,187        3,848
   Valuation allowance...............................      (552)      (1,625)
                                                         ------      -------
   Deferred tax assets net of valuation allowance....     7,635        2,223
                                                         ------      -------
   Deferred tax liabilities:
     Unrealized appreciation on investments..........       350          --
     Deferred acquisition costs......................     4,980          --
     Accrued market discount.........................        77          --
     Reserves for future policy benefits.............       --             5
     Other...........................................        36          --
                                                         ------      -------
   Total deferred tax liabilities....................     5,443            5
                                                         ------      -------
   Net deferred tax asset............................    $2,192      $ 2,218
                                                         ======      =======

  For the years ended December 31, 2000 and 1999 we have income tax benefits from operations as follows:

   Current tax benefit...............................    $  --       $   --
   Deferred tax benefit..............................       (49)         (42)
                                                         ------      -------
   Total tax benefit.................................    $  (49)     $   (42)
                                                         ======      =======

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000


  Income tax expenses attributable to continuing operations differs from the amount of income tax expense that would result from applying the federal statutory rates to pretax income from operating due to the following:

   Pretax GAAP income at 34%................................. $ 5,393  $ 3,003
   Income not subject to tax at 34%..........................  (4,872)  (3,096)
   Negative DAC..............................................    (151)     --
   Change in valuation allowance.............................    (433)     --
   Other.....................................................      14       51
                                                              -------  -------
   Tax benefit............................................... $   (49) $   (42)
                                                              =======  =======

17. Vulnerability from concentrations

  At December 31, 2000 and 1999, the Company did not have a material concentration of investments in fixed income securities in a single issuer, industry or geographic location.

  Scottish Re has entered into one life reinsurance contract of significant size as at December 31, 2000. Due to the size of this contract, there is a material concentration of premiums, deferred policy acquisition costs and benefits with the underlying party to this contract. The underlying party to this contract is a large insurance company based in the United States.

18. Statutory requirements and dividend restrictions

  Under The Insurance Law of the Cayman Islands, SALIC and SAC must each maintain a minimum net capital worth of $0.24 million.

  Our ability to pay dividends depends on the ability of SALIC and SAC to pay dividends to Scottish Holdings. While we are not subject to any significant legal prohibitions on the payment of dividends, SALIC and SAC will be subject to the Cayman Islands regulatory constraints, which affect its ability to pay dividends. SALIC and SAC are prohibited from declaring or paying a dividend if such payment would reduce their net capital worth below $0.24 million.

  The maximum amount of dividends that can be paid by Scottish Re (a Delaware domiciled insurance company) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory capital and surplus as of December 31 of the preceding year. The statutory surplus of Scottish Re at December 31, 2000 was $33.7 million. The maximum dividend that could be paid in 2001 without prior approval is $3.4 million. Scottish Re's net assets which are restricted by the above are $55.7 million.

  The NAIC prescribes risk-based capital ("RBC") requirements for life and health insurance companies. As of December 31, 2000 and 1999, Scottish Re exceeded all minimum RBC requirements.

19. Related parties

 Scottish Annuity agreement

  Prior to our acquisition of SAC, SALIC entered into an Insurance Administration, Services and Referral Agreement (the "Agreement") with SAC effective October 1, 1998. SALIC provided SAC with a variety of

                    SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               December 31, 2000

insurance administration, accounting and other services. SALIC received compensation equal to 0.50% per annum of the quarterly separate account value of each annuity contract issued by SAC subject to a minimum of US$25,000 per year. The agreement remained in effect until December 31, 1999.

 Purchase of Scottish Annuity

  On December 31, 1999 Scottish Holdings purchased all of the outstanding shares of SAC from SHL. Our Chief Executive Officer and certain members of our board of directors own 95% of SHL. The purchase price paid was assessed for fairness by an independent party and therefore, management believes it represents a value that would have been reached at arms-length.

20. Credit arrangements

  At December 31, 2000 we had in place a credit facility with a U.S. bank providing up to $70 million in the form of borrowings or outstanding letters of credit. Under the agreement, we may borrow at a predetermined interest rate of 40 basis points over LIBOR. The agreement expires in July 2001, but is renewable with the agreement of both parties. We have letters of credit outstanding in the amount of $20.3 million in support of our reinsurance businesses. The agreement requires that we pledge assets as collateral with a market value not less than 110% of the sum of outstanding borrowings and letters of credit.

21. Quarterly financial data (Unaudited)

  Quarterly financial data for the year ended December 31, 2000 is as follows:

                                                   Quarter Ended
                                     -----------------------------------------
                                     December 31 September 30 June 30 March 31
                                     ----------- ------------ ------- --------
Total revenue.......................   $39,694     $18,680    $15,441 $10,119
Income before income taxes and
 minority interest..................     7,380       4,440      1,951   2,090
Net income..........................     7,033       4,527      2,380   2,031
  Basic EPS.........................   $  0.45     $  0.29    $  0.15 $  0.13
  Diluted EPS.......................   $  0.44     $  0.28    $  0.15 $  0.13

  Quarterly financial data for the year ended December 31, 1999 is as follows:

                                                   Quarter Ended
                                     -----------------------------------------
                                     December 31 September 30 June 30 March 31
                                     ----------- ------------ ------- --------
Total revenue.......................   $ 9,626     $ 6,399    $ 3,856 $ 2,583
Income before income taxes and
 minority interest..................     2,760       2,265      2,191   1,617
Net income..........................     2,802       2,265      2,191   1,617
  Basic EPS.........................   $  0.17     $  0.12    $  0.12 $  0.09
  Diluted EPS.......................   $  0.17     $  0.12    $  0.12 $  0.09

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          Scottish Annuity & Life Holdings,
                                          Ltd.

                                                 /s/ Michael C. French
                                          By: _________________________________
                                                     Michael C. French
                                                  Chief Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

              Signature                          Title                   Date
              ---------                          -----                   ----

      /s/ Michael C. French            Chief Executive Officer      March 27, 2001
______________________________________  and Director (Principal
          Michael C. French             Executive Officer)

      /s/ Scott E. Willkomm            President and Chief          March 27, 2001
______________________________________  Financial Officer
          Scott E. Willkomm             (Principal Financial
                                        Officer and Principal
                                        Accounting Officer)

                 *                     Director                     March 25, 2001
______________________________________
            Michael Austin

                 *                     Director                     March 27, 2001
______________________________________
           Robert M. Chmely

                 *                     Director                     March 23, 2001
______________________________________
     G. William Caulfeild-Browne

                 *                     Director                     March 27, 2001
______________________________________
           Hazel R. O'Leary

* The undersigned, by signing his name hereto, does hereby sign this Annual
 Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above-named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

      /s/ Michael C. French
 _____________________________________
          Michael C. French
           Attorney-in-Fact