Form 10-Q
period 2001-03-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2001-05-15
CIK 1064122

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                              __________________


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                 For the quarterly period ended March 31, 2001

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


As of May 1, 2001, Registrant had 15,615,240 Ordinary Shares outstanding.

Table of Contents


PART I    FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 2001 (Unaudited) and
December 31, 2000                                                       1

Unaudited Consolidated Statements of Income - Three Months ended
March 31, 2001 and 2000                                                 2

Unaudited Consolidated Statements of Comprehensive Income -
Three Months ended March 31, 2001 and 2000                              3

Unaudited Consolidated Statements of Shareholders' Equity  -
Three Months ended March 31, 2001 and 2000                              4

Unaudited Consolidated Statements of Cash Flows -
Three Months ended March 31,  2001 and 2000                             5

Notes to Unaudited Consolidated Financial Statements at
March 31, 2001                                                          6

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
          CONDITION AND RESULTS OF OPERATIONS                           9

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK   16


PART II   OTHER INFORMATION

     ITEM 1 through ITEM 6                                             17

     SIGNATURES                                                        18

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                 March 31, 2001        December 31,
                                                                  (unaudited)              2000
                                                             -----------------------------------------
ASSETS
Fixed maturity investments, available for sale, at fair                $  601,353           $  581,020
 value (Amortized cost $599,109; 2000 - $584,493)
Cash and cash equivalents                                                  21,740               47,763
Funds withheld at interest                                                 51,164               46,256
                                                             -----------------------------------------
    Total investments                                                     674,257              675,039
Receivables:
     Accrued interest                                                       6,065                6,710
     Risk fees                                                              1,039                  961
     Policy loans                                                             769                  441
     Reinsurance                                                           18,445               30,595
     Due from investment brokers                                            5,184                    -
Deferred acquisition costs                                                 36,620               30,922
Present value of inforce business                                          10,381               10,433
Other intangible assets                                                     7,793                7,888
Deferred tax benefit                                                        1,728                2,192
Fixed assets                                                                2,956                2,482
Due from related party                                                        218                  218
Other assets                                                                1,658                  868
Current income tax receivable                                                  35                   87
Segregated assets                                                         460,719              409,660
                                                             -----------------------------------------
     Total assets                                                      $1,227,867           $1,178,496
                                                             =========================================

LIABILITIES
Reserves for future policy benefits                                    $  180,882           $  182,391
Interest sensitive contract liabilities                                   332,080              320,732
Due to investment brokers                                                       -                4,462
Accounts payable and accrued expenses                                       3,671               18,867
Segregated liabilities                                                    460,719              409,660
                                                             -----------------------------------------
     Total liabilities                                                    977,352              936,112
                                                             -----------------------------------------
MINORITY INTEREST                                                           2,758                2,820
                                                             -----------------------------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
     Issued and fully paid: 15,615,240 ordinary shares
     (2000 - 15,614,240)
     (Excludes 2,962,200 held in Treasury; 2000 - 2,962,200)                  156                  156
Additional paid in capital                                                223,779              223,771
Accumulated other comprehensive income (loss) -
     Unrealized appreciation (depreciation) on investments,                 1,430               (3,822)
       net of tax
Retained earnings                                                          22,392               19,459
                                                             -----------------------------------------
     Total shareholders' equity                                           247,757              239,564
                                                             -----------------------------------------
     Total liabilities and shareholders' equity                        $1,227,867           $1,178,496
                                                             =========================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                  Unaudited Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                       Three months ended  Three months ended
                                                         March 31, 2001      March 31, 2000
                                                     ----------------------------------------
REVENUES
Premiums earned                                                   $ 9,520             $    32
Fee income                                                            699                 450
Investment income, net                                             11,747               9,765
Realized gains (losses)                                                38                (128)
                                                     ----------------------------------------
     Total revenues                                                22,004              10,119
                                                     ----------------------------------------


BENEFITS & EXPENSES
Claims and other policy benefits                                    7,334               1,615
Interest credited to interest sensitive                             4,219               3,660
 contract liabilities
Acquisition costs and other insurance expenses                      4,116                 614
Operating expenses                                                  2,631               2,140
                                                     ----------------------------------------
     Total benefits & expenses                                     18,300               8,029
                                                     ----------------------------------------


     Net income before income taxes and minority                    3,704               2,090
      interest
Income taxes                                                           52                  59
                                                     ----------------------------------------

     Net income before minority interest                            3,652               2,031

Minority interest                                                      62                   -
                                                     ----------------------------------------

     Net income                                                   $ 3,714             $ 2,031
                                                     ========================================
 Earnings per share
  Basic                                                           $  0.24             $  0.13
                                                     ========================================
  Diluted                                                         $  0.23             $  0.13
                                                     ========================================

Dividends per share                                               $  0.05             $  0.05
                                                     ========================================

Weighted average number of shares outstanding:

   Basic                                                       15,614,418          16,046,740
                                                     ========================================

   Diluted                                                     16,136,716          16,047,729
                                                     ========================================


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Comprehensive Income
                            (Dollars in thousands)


                                                       Three months ended    Three months ended
                                                         March 31, 2001        March 31, 2000
------------------------------------------------------------------------------------------------
Net income                                                          $3,714                $2,031
                                                     -------------------------------------------

Other comprehensive income (loss), net of tax
   Unrealized appreciation (depreciation) on
    investments:                                                     5,230                  (303)
   Add: reclassification adjustment for investment
   losses included in net income, net of tax                            22                   128
                                                     -------------------------------------------
Unrealized appreciation (depreciation) on investments                5,252                  (175)
                                                     -------------------------------------------

Comprehensive income                                                $8,966                $1,856
                                                     ===========================================



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)




                                                                      Three months ended       Three months ended
                                                                        March 31, 2001           March 31, 2000
-------------------------------------------------------------------------------------------------------------------
SHARE CAPITAL:
     Beginning of period                                                          $    156                 $    160
     Shares issued                                                                       -                        -
                                                                  -------------------------------------------------
                                                                                       156                      160
                                                                  -------------------------------------------------
ADDITIONAL PAID IN CAPITAL:
     Beginning of period                                                           223,771                  227,535
     Issuance of equity on exercise of options                                           8                        -
     Issuance of equity options                                                          -                        9
                                                                  -------------------------------------------------
                                                                                   223,779                  227,544
                                                                  -------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Beginning of period                                                            (3,822)                 (15,685)
     Unrealized appreciation (depreciation) on investments                           5,252                     (175)
                                                                  -------------------------------------------------
                                                                                     1,430                  (15,860)
                                                                  -------------------------------------------------

RETAINED EARNINGS:
     Beginning of period                                                            19,459                    6,651
     Net income                                                                      3,714                    2,031
     Dividends paid                                                                   (781)                    (802)
                                                                  -------------------------------------------------
                                                                                    22,392                    7,880
                                                                  -------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                        $247,757                 $219,724
                                                                  =================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                         Scottish Annuity & Life Holdings, Ltd.
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                              Three months ended   Three months ended
                                                                                March 31, 2001       March 31, 2000
                                                                           ------------------------------------------
OPERATING ACTIVITIES
Net income                                                                              $  3,714             $  2,031
Items not affecting cash:
     Net realized (gains) losses on securities                                               (38)                 128
     Amortization of investments                                                            (330)                 (43)
     Non cash salaries and professional fees                                                   -                    9
     Minority interest                                                                       (62)                   -
     Depreciation                                                                            151                   63
     Amortization of deferred acquisition costs                                            3,126                   71
     Amortization of present value of inforce business                                        52                    -
     Amortization of other intangible assets                                                  95                    -
     Interest credited to interest sensitive contract liabilities                          4,219                3,660
     Changes in assets and liabilities:
         Accrued interest                                                                    645                  805
         Risk fees                                                                           (78)                 266
         Reinsurance                                                                      12,150               (8,126)
         Deferred acquisition costs                                                       (8,824)              (1,060)
         Deferred tax benefit                                                                  -                   60
         Other assets                                                                       (790)                  79
         Current income tax receivable                                                        52                   96
         Reserve for future policy benefits                                               (1,509)              (3,169)
         Accounts payable and accrued expenses                                           (15,196)                (205)
                                                                           ------------------------------------------
Net cash used in operating activities                                                     (2,623)              (5,335)
                                                                           ------------------------------------------

INVESTING ACTIVITIES
Purchase of investments                                                                  (65,655)             (30,519)
Proceeds on sales of investments                                                          32,313               30,993
Proceeds on maturity of investments                                                       19,096               18,675
Due to / from investment broker                                                           (9,646)                  41
Funds withheld at interest                                                                (4,908)                   -
Purchase of present value of inforce business                                                  -                 (103)
Purchase of intangible assets                                                                  -                  (50)
Due to related party on purchase of subsidiary                                                 -              (11,562)
Proceeds from sale of fixed assets                                                             8                    -
Purchase of fixed assets                                                                    (635)                (599)
                                                                           ------------------------------------------
Net cash (used in) provided by investing activities                                      (29,427)               6,876
                                                                           ------------------------------------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities                                       13,806                8,076
Withdrawals from interest sensitive contract liabilities                                  (6,678)              (6,373)
Policy loans                                                                                (328)                  34
Net proceeds from issue of company stock                                                       8                    -
Dividends paid                                                                              (781)                (802)
                                                                           ------------------------------------------
Net cash provided by financing activities                                                  6,027                  935
                                                                           ------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                  (26,023)               2,476
Cash and cash equivalents, beginning of period                                            47,763               29,000
                                                                           ------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $ 21,740             $ 31,476
                                                                           ==========================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001


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

     For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 2000.

     We have reclassified some figures from our 2000 financial statements to conform to our 2001 presentation. These reclassifications had no effect on net income or shareholders' equity as previously reported.

     All amounts are reported in thousands of United States dollars (except per share amounts).


2.   Deferred acquisition costs

     The change in deferred acquisition costs ("DAC") is as follows:

                                                            Three months ended      Three months ended
                                                              March 31, 2001          March 31, 2000
                                                        ------------------------------------------------
Balance January 1                                                       $30,922                   $1,920
Expenses deferred                                                         8,824                    1,059
Amortization expense                                                     (3,126)                     (71)
                                                        ------------------------------------------------
Balance March 31                                                        $36,620                   $2,908
                                                        ================================================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001


3.   Earnings per ordinary share

     Basic earnings per share ("EPS") exclude the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

                                                         Three months       Three months
                                                             ended              ended
                                                        March 31, 2001     March 31, 2000
                                                     --------------------------------------
Numerator:
   Net income                                                $     3,714        $     2,031
                                                     --------------------------------------

Denominator:
  Denominator for basic earnings per share -                  15,614,418         16,046,740
 Weighted average number of shares
  Effect of dilutive securities - Stock Options                  522,298                989
                                                     --------------------------------------
Denominator for dilutive earnings per share                   16,136,716         16,047,729
                                                     --------------------------------------

Basic earnings per share                                     $      0.24        $      0.13
                                                     ======================================

Diluted earnings per share                                   $      0.23        $      0.13
                                                     ======================================


4.   Comprehensive income

     We report comprehensive income in accordance with SFAS 130, which requires unrealized gains and losses on the Company's available for sale investments to be included in other comprehensive income in the statement of Shareholders' equity. The table below shows the gross and net of tax components of other comprehensive income.

                                                        Three months ended March 31, 2001
                                                  Before Tax           Tax           Net of Tax
 Unrealized gains on available for sale
 investments arising during the period                  $5,757             $(527)           $5,230
 Less-: reclassification adjustment for gains
 realized in net income                                    (40)               62                22
                                             -----------------------------------------------------
 Other comprehensive income                             $5,717             $(465)           $5,252
                                             =====================================================

                                                        Three months ended March 31, 2000
                                                  Before Tax           Tax           Net of Tax
 Unrealized (losses) on available for sale
 investments arising during the period                   $(303)    $         -              $(303)
 Less-: reclassification adjustment for
 losses realized in net income                             128               -                128
                                             -----------------------------------------------------
 Other comprehensive income                              $(175)    $         -              $(175)
                                             ====================================================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2001



5.   Segment Reporting

     Income from insurance operations is split into two segments: Life Reinsurance and Wealth Management.

     The segment reporting for the lines of business is as follows:

                                                       Three months ended    Three months ended
                                                         March 31, 2001        March 31, 2000
                                                     ------------------------------------------
REVENUES
Life Reinsurance                                                   $19,347              $ 7,023
Wealth Management                                                      612                  451
Other (1)                                                            2,045                2,645
                                                     ------------------------------------------
Total                                                              $22,004              $10,119
                                                     ==========================================
NET INCOME BEFORE INCOME TAXES AND
MINORITY INTEREST
Life Reinsurance                                                   $ 1,923              $   (84)
Wealth Management                                                      209                  160
Other (2)                                                            1,572                2,014
                                                     ------------------------------------------
Total                                                              $ 3,704              $ 2,090
                                                     ==========================================

                                                         March 31, 2001      December 31, 2000
                                                     ------------------------------------------
ASSETS BY SEGMENT
Life Reinsurance                                                $  638,049           $  636,382
Wealth Management                                                  483,608              431,670
Other                                                              106,210              110,444
                                                     ------------------------------------------
Total                                                           $1,227,867           $1,178,496
                                                     ==========================================

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

     Scottish Re (U.S.), Inc. ("Scottish Re") is a Delaware insurance company that was acquired by SALIC in 1999. Scottish Re provides life reinsurance to life insurance companies. Scottish Re is licensed to do business in the United States by 15 states and admitted as a reinsurer in an additional 30 states.

     Scottish Re (Dublin) Limited ("Dublin") was incorporated in Dublin, Ireland in 2000 to provide reinsurance for our group companies. Dublin commenced writing business in January 2001.

     We have a 50.01% holding in Scottish Crown Group (Bermuda) Ltd. ("Scottish Crown"). As of December 31, 2000, Scottish Crown owned two Bermuda-licensed insurance companies that are engaged in the issuance of variable insurance policies to high net worth individuals. In February 2001, Scottish Holdings (U.S.), Inc., a wholly owned subsidiary of SALIC, acquired 100% of one of the Bermuda-licensed insurance companies.

     All amounts are reported in thousands of United States dollars (except per share amounts).

Earnings per share


                                                           Three months ended   Three months ended
                                                              March 31, 2001       March 31, 2000
Net income                                                     $     3,714          $     2,031
                                                               ===========          ===========

Basic EPS                                                      $      0.24          $      0.13
                                                               ===========          ===========
Diluted EPS                                                    $      0.23          $      0.13
                                                               ===========          ===========

Weighted average number of shares outstanding:
Basic                                                           15,614,418           16,046,740
                                                               -----------          -----------
Diluted                                                         16,136,716           16,047,729
                                                               -----------          ===========

     Our Net income for the first quarter of $3.7 million was an 83% increase over the same quarter in 2000. This increase is primarily due to increased income from our Life Reinsurance and Wealth Management operations, an improved return on our investment portfolio and a reduction in realized losses on investments.

     Earnings per share increased 77% on a diluted basis from $0.13 to $0.23. The increase in earnings per share was entirely due to increased earnings. The effect of our repurchase of shares in the latter part of 2000 was offset by the dilutive effect of stock options in the first quarter of 2001.

Revenues

     Revenues have increased 117% to $22.0 million in the first three months of 2001 compared to $10.1 million in the same period of 2000 due primarily to the growth in our Life Reinsurance operations and an increase in investment income based on the increase in invested assets and the improvement in the yield on such assets.

     Revenue is made up as follows:


                                                       Three months ended    Three months ended
                                                         March 31, 2001        March 31, 2000
Premiums earned                                                    $ 9,520              $    32
Fee income                                                             699                  450
Investment income, net                                              11,747                9,765
Realized gains (losses)                                                 38                 (128)
                                                     ------------------------------------------
Total Revenues                                                     $22,004              $10,119
                                                     ==========================================

Premiums earned

     Premiums earned during the first quarter of 2001 are in respect of 23 reinsurance clients and premiums from a block of Accident & Health business previously written by Scottish Re before we acquired the company and which is now in run-off. Premiums earned in the first quarter of 2000 are in relation to the Accident & Health business in existence when we acquired Scottish Re. As of March 31, 2001 we reinsure approximately $15.8 billion of life coverage on 393,000 lives. The average benefit coverage per life is $40 thousand and the maximum corporate retention on any one life is $1 million.


     We anticipate a steady flow of premiums in future quarters from these treaties.

Fee income

     Fee income includes fees earned from our Wealth Management products offered to high net worth individuals by SALIC and SAC in the Cayman Islands and Scottish Crown in Bermuda. These fees increased from $450 thousand to $619 thousand in the first quarter due primarily to increases in variable account balances on which we earn fees and in the number of clients. Scottish Re also earns fees on certain financial reinsurance treaties issued to U.S. insurance company clients.

       Fees earned are as follows:


                                                       Three months ended   Three months ended
                                                         March 31, 2001       March 31, 2000
Life Reinsurance                                                      $ 80                 $  -
Wealth Management                                                      619                  450
                                                     ------------------------------------------
Total                                                                 $699                 $450
                                                     ==========================================

     At March 31, 2001 we have 83 annuity clients with total assets of $377.9 million and 22 variable life clients with total assets of $82.8 million and a total face amount of $480.4 million. At March 31, 2000 we had 80 annuity clients with total assets of $262.5 million and 4 variable life clients with total assets of $7.6 million and a total face amount of $41.2 million.

     The change in the segregated assets is as follows:


                                                    Three months ended    Three months ended
                                                      March 31, 2001        March 31, 2000
                                                 -------------------------------------------
Balance January 1                                             $409,660              $256,546
Deposits                                                        62,199                 8,955
Withdrawals                                                     (1,300)               (5,596)
Investment performance (1)                                      (9,840)               10,231
                                                 -------------------------------------------
Balance March 31                                              $460,719              $270,136
                                                 ===========================================

     (1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

Investment income

     Net investment income increased from $9.8 million to $11.7 million as a result of an increase in total investments and an increase in our average book yield.

     The split of investment income by segment is as follows:


                                                       Three months ended   Three months ended
                                                         March 31, 2001       March 31, 2000
Life Reinsurance                                                   $ 9,704               $6,991
Wealth Management                                                        2                    2
Other                                                                2,041                2,772
                                                     ------------------------------------------
Total                                                              $11,747               $9,765
                                                     ==========================================

     Capital has been contributed to SALIC and Scottish Re and is utilized to support the reinsurance agreements in place; more capital will be contributed as required. Capital that is not yet allocated is invested to provide investment income at competitive rates. Such investment income is shown as other in the above table.

Benefits & Expenses


                                                       Three months ended   Three months ended
                                                         March 31, 2001       March 31, 2000
Claims and other policy benefits                                   $ 7,334               $1,615
Interest credited to interest sensitive contract                     4,219                3,660
 liabilities
Acquisition costs and other insurance expenses                       4,116                  614
Operating expenses                                                   2,631                2,140
                                                     ------------------------------------------
Total benefits & expenses                                          $18,300               $8,029
                                                     ==========================================

Claims and other policy benefits

     Claims and other policy benefits increased from $1.6 million to $7.3 million in the first quarter as a result of new reinsurance clients. We are recording claims and policy benefit expenses in respect of 24 reinsurance clients and the run-off of a small amount of Accident & Health business in the first three months of 2001. In the first three months of 2000 we had benefit expenses in relation to one reinsurance client and the Accident & Health business.

Interest credited to interest sensitive contract liabilities

     Interest credited to interest sensitive contract liabilities increased from $3.7 million to $4.2 million for the first three months as a result of new reinsurance treaties written by SALIC offset by a reduction in interest credited to annuities in Scottish Re. Interest is calculated based on the liabilities recorded on the balance sheet at the rate of interest required by the reinsurance agreement.


Acquisition costs and other insurance expenses

     Acquisition costs and other insurance expenses increased from $614 thousand to $4.1 million in the first quarter as a result of the new reinsurance treaties.

     The components of these expenses are as follows:


                                                        Three months ended    Three months ended
                                                          March 31, 2001        March 31, 2000
Commissions, excise taxes and other insurance expenses             $ 9,762               $ 1,602
Deferred expenses                                                   (8,824)               (1,059)
Amortization - PVIF                                                     52                     -
Amortization - DAC                                                   3,126                    71
                                                     -------------------------------------------
Total                                                              $ 4,116               $   614
                                                     ===========================================

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

     The split of these expenses between segments is as follows:


                                                       Three months ended   Three months ended
                                                         March 31, 2001       March 31, 2000
Life Reinsurance                                                    $3,950                 $519
Wealth Management                                                      166                   95
                                                     ------------------------------------------
Total                                                               $4,116                 $614
                                                     ==========================================

Operating expenses

     Operating expenses increased from $2.1 million to $2.6 million for the quarter as a result of increased reinsurance activity and increased personnel costs. The split of these expenses between segments is as follows:


                                                       Three months ended   Three months ended
                                                         March 31, 2001       March 31, 2000
Life Reinsurance                                                    $1,920               $1,313
Wealth Management                                                      238                  197
Other                                                                  473                  630
                                                     ------------------------------------------
Total                                                               $2,631               $2,140
                                                     ==========================================


     Increased business activity in 2001 has resulted in an increase in corporate overhead costs being allocated to lines of business.

Income taxes

     The income tax expense decreased in the first three months of 2001 to $52 thousand from $59 thousand in the first three months of 2000. The 2001 calculation includes the earnings of Scottish Re and Dublin less a release of capital loss carryforwards by Scottish Re. The tax expense in 2000 is related to the earnings of Scottish Re.

Minority interest

     Minority interest income represents the minority's share of the loss recorded by Scottish Crown in the first quarter 2001.

Investments

     General Re - New England Asset Management, Inc. manages our investment portfolio. Our investment guidelines are designed to diversify the portfolio and maximize investment income while limiting risk in an asset-liability management, enterprise context. At March 31, 2001, the portfolio had an average quality rating of "AA-", an average effective duration of 2.77 years and an average book yield of 6.94%. This compares with an average quality rating of "AA-", an average duration of 2.62 years and an average book yield of 7.24% respectively at December 31, 2000. The decline in average book yield was due to a decline in LIBOR and other floating-rate indices with which the yield of a portion of our assets floats. These assets are approximately matched by floating-rate liabilities, on which the cost of funds declined by a similar amount. The average book yield on the fixed-rate portion of the portfolio increased from 7.12% to 7.18%. A realized gain of $40 thousand was recognized on investments during the first quarter of 2001 as compared to a realized loss of $128 thousand in the first quarter of 2000. At March 31, 2001 the portfolio had unrealized gains of $1.4 million net of tax as compared to unrealized losses of $3.8 million net of tax at December 31, 2000, these amounts are shown on the balance sheet as part of Shareholders' equity entitled Accumulated other comprehensive income.

Subsequent event

     Effective as of April 30, 2001, one of our clients exercised its right to recapture a block of business ceded to us in 1999. The recapture will reduce our investment portfolio, interest sensitive contract liabilities, net investment income and interest credited to interest sensitive contract liabilities, but will not materially affect net income. Nevertheless, we expect that other reinsurance transactions will offset the effects of the recapture.

Liquidity and Capital Resources



Cash flow

     Cash flow from operations for the quarter was a negative $2.6 million compared to a negative $5.3 million in the first quarter of 2000. Although premiums written and renewal premiums received in the first quarter of the year are typically lower than in later quarters, causing reduced cash inflows, the payment of claims and general operating expenses continue on a more level basis throughout the year. We also had significant cash outflows in the first quarter of 2000 related to the start up of Scottish Re. Scottish Re had no cash inflows in the first quarter of 2000 and minimal cash inflows in the first quarter 2001, but should begin to produce significant cash inflows in second quarter 2001.
Our cash flow from operations may be positive or negative in any specific quarter depending on the amount of new life reinsurance business written in the quarter and the level of ceding commissions paid in connection with writing that business offset by the level of renewal premiums earned in the quarter.



Capital and Collateral

     At March 31, 2001, total capitalization was $247.8 million. We currently have no material commitments for capital expenditures.

     During the first quarter of 2001, we paid dividends totaling $0.05 per share or $781 thousand.

     We have in place a credit facility with a U.S. bank that provides up to $70 million that we can use for a combination of borrowings and outstanding letters of credit. Under the agreement, we may borrow at a predetermined interest rate of 40 basis points over LIBOR. The agreement expires in July 2001, but is renewable with the agreement of both parties. We have letters of credit outstanding at March 31, 2001 in the amount of $26.9 million in support of our reinsurance business. The agreement requires that we pledge assets as collateral with a market value not less than 111% of the sum of outstanding borrowing and letters of credit.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since December 31, 2000. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.

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

No reports on Form 8-K were filed during the three-month period ended March 31, 2001.

  SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: May 14, 2001     By: /s/  Michael C. French

                           Michael C. French
                           Chief Executive Officer


Date: May 14, 2001     By: /s/ Scott E. Willkomm

                           Scott E. Willkomm
                           President & Chief Financial Officer
                           (Principal Financial Officer and
                           Principal Accounting Officer)