Form 10-Q
period 2001-06-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2001-08-10
CIK 1064122

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               __________________


                                   FORM 10-Q



[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended June 30, 2001

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 1, 2001, Registrant had 15,712,576 Ordinary Shares outstanding.

Table of Contents

PART I  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - June 30, 2001 (Unaudited) and December 31, 2000                      1

Unaudited Consolidated Statements of Income - Three and six months ended June 30, 2001
and 2000                                                                                           2

Unaudited Consolidated Statements of Comprehensive Income - Three and six months
ended June 30, 2001 and 2000                                                                       4

Unaudited Consolidated Statements of Shareholders' Equity  - Six months ended June 30, 2001
and 2000                                                                                           5

Unaudited Consolidated Statements of Cash Flows - Six months ended June 30, 2001
and 2000                                                                                           6

Notes to Unaudited Consolidated Financial Statements at June 30, 2001                              7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                      12

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                               21


PART II   OTHER INFORMATION

     ITEM 1 through ITEM 6                                                                        22

     SIGNATURES                                                                                   23


PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                     June 30, 2001        December 31,
                                                                      (unaudited)             2000
                                                             -----------------------------------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $465,537; 2000 - $584,493)                             $  463,888           $  581,020
Cash and cash equivalents                                                  61,806               47,763
Other investments                                                          12,119                    -
Funds withheld at interest                                                 77,378               46,256
                                                             -----------------------------------------
     Total investments                                                    615,191              675,039
Receivables:
     Accrued interest                                                       6,374                6,710
     Risk fees                                                                959                  961
     Policy loans                                                             876                  441
     Reinsurance                                                           23,858               30,595
Deferred acquisition costs                                                 56,500               30,922
Present value of inforce business                                          10,330               10,433
Other intangible assets                                                     7,697                7,888
Deferred tax benefit                                                        2,503                2,192
Fixed assets                                                                3,304                2,482
Due from related party                                                        218                  218
Other assets                                                                1,472                  868
Current income tax receivable                                                   -                   87
Segregated assets                                                         520,570              409,660
                                                             -----------------------------------------
     Total assets                                                      $1,249,852           $1,178,496
                                                             =========================================

LIABILITIES
Reserves for future policy benefits                                    $  251,954           $  182,391
Interest sensitive contract liabilities                                   175,671              320,732
Borrowings                                                                 40,153                    -
Due to investment brokers                                                   4,132                4,462
Accounts payable and accrued expenses                                       5,734               18,867
Current income tax payable                                                    288                    -
Segregated liabilities                                                    520,570              409,660
                                                             -----------------------------------------
     Total liabilities                                                    998,502              936,112
                                                             -----------------------------------------

MINORITY INTEREST                                                           2,749                2,820
                                                             -----------------------------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
     Issued and fully paid: 15,712,576 ordinary shares
     (2000 - 15,614,240)
     (Excludes 2,962,200 held in Treasury; 2000 - 2,962,200)                  157                  156
Additional paid in capital                                                225,069              223,771
Accumulated other comprehensive income (loss) -
     Unrealized appreciation (depreciation) on investments,
       net of tax                                                          (2,120)              (3,822)
Retained earnings                                                          25,495               19,459
                                                             -----------------------------------------
     Total shareholders' equity                                           248,601              239,564
                                                             -----------------------------------------
     Total liabilities and shareholders' equity                        $1,249,852           $1,178,496
                                                             =========================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                  Unaudited Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                   Three months ended  Three months ended   Six months ended    Six months ended
                                                     June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                                 -------------------------------------------------------------------------------
REVENUES
Premiums earned                                              $11,311             $ 3,582             $20,830             $ 3,614
Fee income                                                     1,886                 545               2,585                 994
Investment income, net                                        10,515              11,332              22,262              21,097
Realized gains (losses)                                          420                 (17)                458                (144)
                                                 -------------------------------------------------------------------------------
     Total revenues                                           24,132              15,442              46,135              25,561
                                                 -------------------------------------------------------------------------------

BENEFITS & EXPENSES
Claims and other policy benefits                              10,292               3,138              17,626               4,753
Interest credited to interest sensitive
 contract liabilities                                          2,818               4,218               7,038               7,879
Acquisition costs and other insurance expenses                 4,119               2,836               8,234               3,449
Operating expenses                                             2,412               3,299               5,043               5,439
Interest expense                                                 314                   -                 314                   -
                                                 -------------------------------------------------------------------------------
     Total benefits & expenses                                19,955              13,491              38,255              21,520
                                                 -------------------------------------------------------------------------------

     Net income before income taxes and minority
      interest                                                 4,177               1,951               7,880               4,041
Income tax benefit                                               108                 429                  57                 370
                                                 -------------------------------------------------------------------------------

     Net income before minority interest                       4,285               2,380               7,937               4,411

Minority interest                                                  9                   -                  71                   -
                                                 -------------------------------------------------------------------------------

Income before cumulative effect of change in
 accounting principle                                          4,294               2,380               8,008               4,411

Cumulative effect of change in accounting
 principle                                                      (406)                  -                (406)                  -
                                                 -------------------------------------------------------------------------------

Net income                                                   $ 3,888             $ 2,380             $ 7,602             $ 4,411
                                                 ===============================================================================


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Income - continued
                 (Dollars in thousands, except per share data)

                                                   Three months ended    Three months ended      Six months ended   Six months ended
                                                      June 30, 2001        June 30, 2000           June 30, 2001      June 30, 2000
Earnings per share - Basic
--------------------------

Income before cumulative effect of change in
accounting principle                                          $ 0.27               $0.15              $0.51               $0.28

Cumulative effect of change in accounting principle            (0.02)                  -              (0.02)                  -
                                                     --------------------------------------------------------------------------

Net income                                                     $0.25               $0.15              $0.49               $0.28
                                                     ==========================================================================


Earnings per share - Diluted
----------------------------

Income before cumulative effect of change in
accounting principle                                           $0.26               $0.15              $0.49               $0.28

Cumulative effect of change in accounting principle            (0.02)                  -              (0.02)                  -
                                                     --------------------------------------------------------------------------

Net income                                                     $0.24               $0.15              $0.47               $0.28
                                                     ==========================================================================

Dividends per share                                            $0.05               $0.05              $0.10               $0.10
                                                     ==========================================================================

Weighted average number of shares outstanding:

  Basic                                                   15,657,842          15,986,037         15,636,250          16,016,388
                                                     ==========================================================================

  Diluted                                                 16,246,309          16,002,778         16,191,632          16,029,149
                                                     ==========================================================================


     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)


                                                Three months ended  Three months ended    Six months ended     Six months ended
                                                  June 30, 2001        June 30, 2000        June 30, 2001        June 30, 2000
                                              ----------------------------------------------------------------------------------
Net income                                                $ 3,888               $2,380               $7,602               $4,411
                                              ----------------------------------------------------------------------------------

Other comprehensive income (loss), net of tax
  Unrealized appreciation (depreciation) on
   investments:                                            (3,134)                (605)               2,159                 (907)
   Add: reclassification adjustment for
   investment                                                (416)                  17                 (457)                 144
   losses included in net income, net of tax
                                              ----------------------------------------------------------------------------------
Unrealized appreciation (depreciation) on
investments                                                (3,550)                (588)               1,702                 (763)
                                              ----------------------------------------------------------------------------------

Comprehensive income                                      $   338               $1,792               $9,304               $3,648
                                              ==================================================================================



     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)




                                                                       Six months ended         Six months ended
                                                                         June 30, 2001            June 30, 2000
                                                                  -------------------------------------------------
SHARE CAPITAL:
     Beginning of period                                                     $    156                 $    160
     Repurchase of shares                                                           -                       (2)
     Shares issued                                                                  1                        -
                                                                  -------------------------------------------------
                                                                                  157                      158
                                                                  -------------------------------------------------

ADDITIONAL PAID IN CAPITAL:
     Beginning of period                                                      223,771                  227,535
     Repurchase of shares                                                                               (2,017)
     Issuance of equity on exercise of options                                  1,298                        -
     Issuance of equity options                                                     -                       12
                                                                  -------------------------------------------------
                                                                              225,069                  225,530
                                                                  -------------------------------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Beginning of period                                                       (3,822)                 (15,685)
     Unrealized appreciation (depreciation) on investments                      1,702                     (763)
                                                                  -------------------------------------------------
                                                                               (2,120)                 (16,448)
                                                                  -------------------------------------------------

RETAINED EARNINGS:
     Beginning of period                                                       19,459                    6,651
     Net income                                                                 7,602                    4,411
     Dividends paid                                                            (1,566)                  (1,597)
                                                                  -------------------------------------------------
                                                                               25,495                    9,465
                                                                  -------------------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                                   $248,601                 $218,705
                                                                  =================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                         Scottish Annuity & Life Holdings, Ltd.
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                       Six months ended       Six months ended
                                                                                        June 30, 2001           June 30, 2000
                                                                                     ----------------------------------------------
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting principle                               $   8,008               $  4,411
Items not affecting cash:
     Net realized (gains) losses on securities & fixed assets                                        (458)                   145
     Amortization of investments                                                                     (637)                  (132)
     Non cash salaries and professional fees                                                            -                     12
     Minority interest                                                                                (71)                     -
     Depreciation                                                                                     276                    162
     Amortization of deferred acquisition costs                                                     4,635                  1,476
     Amortization of present value of inforce business                                                103                     34
     Amortization of other intangible assets                                                          192                      -
     Interest credited to interest sensitive contract liabilities                                   7,038                  7,879
     Changes in assets and liabilities:
         Accrued interest                                                                             335                    148
         Risk fees                                                                                      2                    202
         Reinsurance                                                                                6,737                (61,101)
         Deferred acquisition costs                                                               (30,213)               (15,824)
         Deferred tax benefit                                                                        (432)                  (370)
         Other assets                                                                                (603)                    (5)
         Current income tax receivable/payable                                                        375                     96
         Reserve for future policy benefits                                                        69,563                 82,891
         Borrowings                                                                                   153                      -
         Accounts payable and accrued expenses                                                    (13,133)                 4,226
                                                                                     ----------------------------------------------
Net cash provided by operating activities                                                          51,870                 24,250
                                                                                     ----------------------------------------------
INVESTING ACTIVITIES
Purchase of investments                                                                          (101,215)               (57,109)
Proceeds on sales of investments                                                                  181,933                 56,068
Proceeds on maturity of investments                                                                38,924                 31,687
Due to investment broker                                                                             (330)                     4
Funds withheld at interest                                                                        (31,123)                     -
Other investments                                                                                 (12,119)                     -
Policy loans                                                                                         (435)                    49
Purchase of present value of inforce business                                                           -                   (216)
Purchase of intangible assets                                                                           -                 (7,676)
Minority interest on purchase of subsidiary                                                             -                  2,753
Due to related party on purchase of subsidiary                                                          -                 (6,313)
Proceeds from sale of fixed assets                                                                     58                      -
Purchase of fixed assets                                                                           (1,154)                (1,117)
                                                                                     ----------------------------------------------
Net cash provided by investing activities                                                          74,539                 18,130
                                                                                     ----------------------------------------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities                                                46,890                 34,843
Withdrawals from interest sensitive contract liabilities                                         (198,990)               (16,629)
Borrowings                                                                                         40,000                      -
Net cost of repurchase of company shares                                                                -                 (2,019)
Net proceeds from issue of company shares                                                           1,300                      -
Dividends paid                                                                                     (1,566)                (1,597)
                                                                                     ----------------------------------------------
Net cash (used in) provided by financing activities                                              (112,366)                14,598
                                                                                     ----------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                            14,043                 56,978
Cash and cash equivalents, beginning of period                                                     47,763                 29,000
                                                                                     ----------------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                        $  61,806               $ 85,978
                                                                                     ==============================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 June 30, 2001


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

2.  Other investments

     Other investments includes the following:

                                        June 30, 2001
                                     -----------------


     Investment in Fund of Funds               $ 5,030
     Surplus Note                                5,000
     Mortgage Loans                              2,089
                                     -----------------
         Total                                 $12,119
                                     =================

     Investment in Fund of Funds consists of an investment we made in the second quarter to seed a proprietary hedge fund of funds that we intend to make available to our Wealth Management clients as an investment option for the premiums that they deposit into our variable insurance products. We have engaged an establish fund management company to manage the fund, which is organized as a Cayman Islands company. We earn a fee based upon the net asset value of the fund, and also record as investment income the net gain or loss on our investment in the fund under the equity method.

     During the second quarter, we purchased a Surplus Note from a U.S. life insurance company in connection with a reinsurance transaction that we entered into in the second quarter. The note pays interest to us at an annual rate of 11% and matures on May 16, 2016.

     During the second quarter, we entered into a reinsurance transaction in which we received certain assets, including cash and Mortgage Loans on residential and commercial properties. We are in the process of selling the loans for cash.

     Additionally, the Company has entered into two total return swap transactions totaling approximately $80 million on behalf of Wealth Management clients. The assets and liabilities of these transactions move in tandem and are segregated from the general account of the Company. As such, these transactions are recorded on the Company's balance sheet by establishing a separate account asset and an equal separate account liability. The Company receives an asset-based fee for providing this service that is recorded as fee income.

3.  Reinsurance transactions

     In each of the quarters ended June 30, 2001 and 2000, we entered into reinsurance transactions in which we acquired blocks of inforce business. These acquisitions have been accounted for as purchases. Our results of operations include their effects only from their respective dates of acquisition. Because the blocks of business acquired are discrete transactions with unique characteristics, comparability among periods is not meaningful.

                                                                   June 30, 2001          June 30, 2000
                                                             -----------------------------------------------
     Fair value of assets acquired                                      $58,928                $79,496
     Deferred acquisition costs                                          11,000                 10,250
                                                             -----------------------------------------------
     Total assets acquired                                              $69,928                $89,746
                                                             ===============================================


     Fair value of liabilities acquired                                 $69,928                $89,746
                                                             ===============================================



4.  Deferred acquisition costs

     The change in deferred acquisition costs ("DAC") is as follows:

                                                 Three months ended  Three months ended   Six months ended    Six months ended
                                                   June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                               ----------------------------------------------------------------------------------

Balance at beginning of period                             $36,620             $ 2,908             $30,922             $ 1,920
Deferred acquisition costs on inforce blocks of
    business purchased                                      11,000              10,250              11,000              10,250
Expenses deferred                                           10,389               4,514              19,213               5,573
Amortization expense                                        (1,509)             (1,405)             (4,635)             (1,476)
                                               ----------------------------------------------------------------------------------
    Balance at June 30                                     $56,500             $16,267             $56,500             $16,267
                                               ==================================================================================


5.  Earnings per ordinary share

     Basic earnings per share ("EPS") exclude the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

                                                      Three months      Three months       Six months        Six months
                                                          ended             ended             ended            ended
                                                      June 30, 2001     June 30, 2000     June 30, 2001     June 30, 2000
                                                   ------------------------------------------------------------------------
Numerator:
Net income                                                     $3,888            $2,380            $7,602            $4,411
                                                   ------------------------------------------------------------------------

Denominator:
Denominator for basic earnings per share -
 Weighted average number of shares                         15,657,842        15,986,037        15,636,250        16,016,388
Effect of dilutive securities -- Stock Options                581,488            16,741           551,892            12,761
                              -- Warrants                       6,979                 -             3,490                 -
                                                   ------------------------------------------------------------------------
Denominator for dilutive earnings per share                16,246,309        16,002,778        16,191,632        16,029,149
                                                   ------------------------------------------------------------------------

Basic earnings per share                                        $0.25             $0.15             $0.49             $0.28
                                                   ========================================================================

Diluted earnings per share                                      $0.24             $0.15             $0.47             $0.28
                                                   ========================================================================

6.  Comprehensive income

     We report comprehensive income in accordance with SFAS 130, which requires unrealized gains and losses on the Company's available for sale investments to be included in other comprehensive income in the statement of Shareholders' equity. The table below shows the gross and net of tax components of other comprehensive income.

                                                                                       Three months ended June 30, 2001
                                                                             ---------------------------------------------------
                                                                                 Before Tax          Tax          Net of Tax
                                                                             ---------------     ----------    -----------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                       $(3,477)          $343            $(3,134)
Less:  Reclassification adjustment for losses (gains) realized in net income            (416)             -               (416)
                                                                             ---------------------------------------------------
    Other comprehensive income                                                       $(3,893)          $343            $(3,550)
                                                                             ===================================================


                                                                                       Three months ended June 30, 2000
                                                                             ---------------------------------------------------
                                                                                 Before Tax          Tax          Net of Tax
                                                                             ---------------     ----------    -----------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                         $(605)             -              $(605)
Less:  Reclassification adjustment for losses (gains) realized in net income              17              -                 17
                                                                             ---------------------------------------------------
    Other comprehensive income                                                         $(588)             -              $(588)
                                                                             ===================================================



                                                                                         Six months ended June 30, 2001
                                                                             ---------------------------------------------------
                                                                                 Before Tax          Tax          Net of Tax
                                                                             ---------------     ----------    -----------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                        $2,280          $(121)             $2,159
Less:  Reclassification adjustment for losses (gains) realized in net income            (457)             0                (457)
                                                                             ---------------------------------------------------
    Other comprehensive income                                                        $1,823          $(121)             $1,702
                                                                             ====================================================


                                                                                         Six months ended June 30, 2000
                                                                             ---------------------------------------------------
                                                                                 Before Tax          Tax          Net of Tax
                                                                             ---------------     ----------    -----------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                         $(907)             -              $(907)
Less:  Reclassification adjustment for losses (gains) realized in net income             144              -                144
                                                                             ---------------------------------------------------
    Other comprehensive income                                                         $(763)             -              $(763)
                                                                             ===================================================

7.  Segment Reporting

     Income from insurance operations is split into two segments: Life Reinsurance and Wealth Management.

     The segment reporting for the lines of business is as follows:

                                                   Three months       Three months     Six months ended   Six months ended
                                                       ended              ended          June 30, 2001      June 30, 2000
                                                   June 30, 2001      June 30, 2000
                                               ------------------------------------------------------------------------------
REVENUES
Life Reinsurance                                           $20,573            $12,780            $39,920            $19,803
Wealth Management                                              663                548              1,274              1,000
Other (1)                                                    2,896              2,114              4,941              4,758
                                               ------------------------------------------------------------------------------
    Total                                                  $24,132            $15,442            $46,135            $25,561
                                               ==============================================================================

NET INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST
Life Reinsurance                                           $ 1,491            $   907            $ 3,413            $   823
Wealth Management                                              348                190                557                350
Other (2)                                                    2,338                854              3,910              2,868
                                               ------------------------------------------------------------------------------
   Total                                                   $ 4,177            $ 1,951            $ 7,880            $ 4,041
                                               ==============================================================================



                                                          June 30, 2001      December 31, 2000
                                                     --------------------------------------------
ASSETS BY SEGMENT
Life Reinsurance                                                $  569,844           $  636,382
Wealth Management                                                  549,009              431,670
Other                                                              130,999              110,444
                                                     --------------------------------------------
Total                                                           $1,249,852           $1,178,496
                                                     ============================================



(1) Includes investment income on unallocated capital and realized gains and losses.
(2)  Includes corporate expenses.

8.  Borrowings

     In the second quarter 2001 we borrowed $40 million under our credit facility with a U.S. bank at a rate of 40 basis points over one-month LIBOR and recorded interest expense associated with these borrowings. By borrowing these funds, we were able to, in part, fund the recapture of a block of business by one of our reinsurance clients on April 30, 2001 without selling certain investment assets that we wanted to retain to maintain the earnings power of our investment portfolio. We expect that as we write new reinsurance transactions, we will repay the borrowings with the proceeds received in connection with such transactions. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the recapture.

9.  New accounting pronouncements

     EITF Issue No. 99-20 ("EITF 99-20"), "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," applies to all securities, purchased or retained, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. Such securities include many collateralized mortgage, bond, debt and loan obligations (CMO, CBO, CDO, and CLO), mortgage-backed securities and asset-backed securities. For these assets, EITF 99-20 significantly changes the method of assessing other than temporary impairments and for recognizing interest income. A decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. Interest income is based on prospective estimates of future cash flows.

     EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001

     We have reviewed all applicable securities held at June 30, 2001 and have identified securities that qualify for write down in the amount of $406 thousand. This is shown in the income statement as a cumulative effect of change in accounting principle.

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

     Scottish Re (U.S.), Inc. ("Scottish Re") is a Delaware insurance company that was acquired by SALIC in 1999. Scottish Re provides life reinsurance to life insurance companies. Scottish Re is licensed to do business in the United States by 15 states and admitted as a reinsurer in an additional 31 states.

     Scottish Re (Dublin) Limited ("Dublin") was incorporated in Dublin, Ireland in 2000 to provide reinsurance for our group companies. Dublin, a wholly owned subsidiary of SALIC, commenced writing business in January 2001.

     We have a 50.01% holding in Scottish Crown Group (Bermuda) Ltd. ("Scottish Crown"). As of December 31, 2000, Scottish Crown owned two Bermuda-licensed insurance companies that are engaged in the issuance of variable insurance policies to high net worth individuals. In February 2001, Scottish Holdings (U.S.), Inc. (a wholly owned subsidiary of SALIC) acquired 100% of one of the Bermuda-licensed insurance companies. In July 2001, we agreed to acquire the 49.99% of Scottish Crown that we did not own.

     On April 30, 2001, one of our clients exercised its right to recapture a block of business ceded to us in 1999. To fund the $185.7 million due to the cedent, we generated $138.7 million of cash from asset sales, borrowed $40 million under our existing credit facility and used $7 million in cash. The asset sales generated realized gains of $529 thousand before and after taxes. The use of cash and borrowings allowed us to retain the portion of the assets backing that liability that had the most attractive combination of spread and relative value, warehousing them to use in future reinsurance transactions and to maintain the earnings power of our investment portfolio. The all-in rate on the borrowings compares favorably with the effective cost of funds on the recaptured transaction. Overall, the recapture reduced our investment portfolio, interest sensitive contract liabilities, net investment income, and interest credited to interest sensitive contract liabilities, increased realized gains and interest expense, but did not materially affect net income.

     All amounts are reported in thousands of United States dollars (except per share amounts).

Results of Operations

     We are engaged in two lines of business: Life Reinsurance, and the direct issuance of variable insurance policies to high net worth individuals which we call Wealth Management.

Earnings per share


                                                      Three months       Three months        Six months         Six months
                                                          ended              ended              ended              ended
                                                      June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               --------------------------------------------------------------------------------
Net income                                                  $3,888             $2,380             $7,602             $4,411
                                               ================================================================================

Basic EPS                                                    $0.25              $0.15              $0.49              $0.28
                                               ================================================================================
Diluted EPS                                                  $0.24              $0.15              $0.47              $0.28
                                               ================================================================================

Weighted average number of shares outstanding:
Basic                                                   15,657,842         15,986,037         15,636,250         16,016,388
                                               --------------------------------------------------------------------------------
Diluted                                                 16,246,309         16,002,778         16,191,632         16,029,149
                                               --------------------------------------------------------------------------------

     Our net income for the second quarter of $3.9 million represents a 63% increase over the same quarter in 2000. Net income for the first six months of $7.6 million is a 72% increase over the first six months of 2000. The increase is attributable to continued growth in our core segments of Life Reinsurance and Wealth Management, and an increase in realized gains that are offset by the cumulative effect of change in accounting principle.

     Earnings per share increased 60% on a diluted basis from $0.15 to $0.24 for the second quarter and 68% from $0.28 to $0.47 in the first six months. The increase in earnings per share was entirely due to increased earnings. The effect of our repurchase of shares in the latter part of 2000 has been offset by the dilutive effect of stock options in the second quarter and first six months of 2001.

     Excluding the cumulative effect of change in accounting principle and realized gains and losses, our earnings would be as follows:


                                                      Three months       Three months        Six months         Six months
                                                          ended              ended              ended              ended
                                                      June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               --------------------------------------------------------------------------------
Net income                                                  $3,878             $2,397             $7,551             $4,556
                                               ================================================================================


Basic EPS                                                    $0.25              $0.15              $0.48              $0.28
                                               ================================================================================
Diluted EPS                                                  $0.24              $0.15              $0.47              $0.28
                                               ================================================================================

Weighted average number of shares outstanding:
Basic                                                   15,657,842         15,986,037         15,636,250         16,016,388
                                               --------------------------------------------------------------------------------
Diluted                                                 16,246,309         16,002,778         16,191,632         16,029,149
                                               --------------------------------------------------------------------------------

Revenues

     Revenues have increased 56% to $24.1 million in the second quarter of 2001 compared to $15.4 million in the same period of 2000 and by 80% to $46.1 million in the first six months due primarily to the growth in our Life Reinsurance operations and an increase in fee income.

     Revenue is made up as follows:


                                                      Three months       Three months        Six months         Six months
                                                          ended              ended              ended              ended
                                                      June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               --------------------------------------------------------------------------------
Premiums earned                                            $11,311            $ 3,582             $20,830            $ 3,614
Fee income                                                   1,886                545               2,585                994
Investment income, net                                      10,515             11,332              22,262             21,097
Realized gains (losses)                                        420                (17)                458               (144)
                                               --------------------------------------------------------------------------------
Total Revenues                                             $24,132            $15,442             $46,135            $25,561
                                               =================================================================================

Premiums earned

     Premiums earned during the second quarter and first six months of 2001 are in respect of 27 reinsurance clients and premiums from a block of Accident & Health business previously written by Scottish Re before we acquired the company and which is now in run-off. Premiums earned in the second quarter and first six months of 2000 are in relation to 5 reinsurance clients and the Accident & Health business in existence when we acquired Scottish Re. As of June 30, 2001 we reinsure approximately $21.4 billion of life coverage on 749,000 lives, the average benefit coverage per life is $29 thousand and the maximum corporate retention on any one life is $500 thousand. As of June 30, 2000 we reinsured approximately $1.3 billion of life coverage on 69,000 lives, the average benefit coverage per life was $18 thousand. We anticipate a steady flow of premiums in future quarters from these treaties.

Fee income

     Fee income includes fees earned from our Wealth Management products offered to high net worth individuals by SALIC and SAC in the Cayman Islands and Scottish Crown in Bermuda. These fees increased from $545 thousand to $663 thousand in the second quarter and from $994 thousand to $1.3 million in the first six months due primarily to increases in variable account balances on which we earn fees and in the number of clients. We also earn fees on certain financial reinsurance treaties issued to U.S. clients; these amounted to $1.2 million in the second quarter and $1.3 million for the six months of 2001, one new client in the second quarter contributed fee income of $1.1 million.

       Fees earned are as follows:


                                                      Three months       Three months        Six months         Six months
                                                          ended              ended              ended              ended
                                                      June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               --------------------------------------------------------------------------------
Life Reinsurance                                            $1,223               $  -             $1,312               $  -
Wealth Management                                              663                545              1,273                994
                                               --------------------------------------------------------------------------------
Total                                                       $1,886               $545             $2,585               $994
                                               ================================================================================

       Wealth Management fees are earned from both Life and Annuity clients. The following table summarizes our client base with the associated segregated assets values and policy face amounts.



                                                           June 30,           March 31,        December 31,       June 30,
                                                              2001               2001              2000             2000
                                               -------------------------------------------------------------------------------
Number of clients - Life                                        25                 22                 11                  5
 - Annuity                                                      84                 83                 81                 77
                                               -------------------------------------------------------------------------------
                                                               109                105                 92                 82
                                               -------------------------------------------------------------------------------

Segregated asset value - Life                              $93,340            $82,824            $47,155            $16,767
 - Annuity                                                 427,230            377,895            362,505            267,276
                                               ----------------------------------------------------------------------------
                                                          $520,570           $460,719           $409,660           $284,043
                                               ----------------------------------------------------------------------------

Face value - Life                                         $457,886           $408,398           $241,907           $ 67,589
                                               ----------------------------------------------------------------------------

     The change in the segregated assets is as follows:


                                                 Three months ended  Three months ended   Six months ended    Six months ended
                                                   June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                               -------------------------------------------------------------------------------

Balance at beginning of period                            $460,719            $270,136            $409,660            $256,546
Deposits                                                    46,925               9,499             109,124              18,454
Withdrawals                                                 (6,915)             (3,518)             (8,215)             (9,114)
Investment performance (1)                                  19,841               7,926              10,001              18,157
                                               -------------------------------------------------------------------------------
Balance at June 30                                        $520,570            $284,043            $520,570            $284,043
                                               ===============================================================================

(1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

Investment income

     In the second quarter of 2001, net investment income decreased from $11.3 million to $10.5 million, owing mainly to a decline in total investments and to a decline in LIBOR, with which the yields on some assets float. The decline in total investments was the result primarily of the recapture of a reinsurance treaty, partly offset by net growth in investments related to other reinsurance treaties.

     In the first six months of 2001, net investment income increased from $21.1 million to $22.3 million as a result of an increase in total investments and an increase in average book yield.

     The split of investment income by segment is as follows:


                                                      Three months       Three months        Six months         Six months
                                                          ended              ended              ended              ended
                                                      June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               --------------------------------------------------------------------------------
Life Reinsurance                                           $ 8,117            $ 9,199            $17,820            $16,189
Wealth Management                                                -                  3                  2                  5
Other                                                        2,398              2,130              4,440              4,903
                                               --------------------------------------------------------------------------------
Total                                                      $10,515            $11,332            $22,262            $21,097
                                               ================================================================================

     Capital has been contributed to SALIC and Scottish Re and is utilized to support the reinsurance agreements in place; more capital will be contributed as required. Capital that is not yet allocated is invested to provide investment income at competitive rates. Such investment income is shown as other in the above table.


Realized gains (losses)

     Realized gains in the second quarter and first six months of 2001 include gains of $529 thousand in respect of sales of assets sold to fund part of the recapture of a block of business by one client on April 30, 2001.

Benefits & expenses


                                                      Three months       Three months        Six months         Six months
                                                          ended              ended              ended              ended
                                                      June 30, 2001      June 30, 2000      June 30, 2001      June 30, 2000
                                               --------------------------------------------------------------------------------
Claims and other policy benefits                           $10,292            $ 3,138            $17,626            $ 4,753
Interest credited to interest sensitive                      2,818              4,218              7,038              7,879
 contract liabilities
Acquisition costs and other insurance expenses               4,119              2,836              8,234              3,449
Operating expenses                                           2,412              3,299              5,043              5,439
Interest expense                                               314                  -                314                  -
                                               --------------------------------------------------------------------------------
Total benefits & expenses                                  $19,955            $13,491            $38,255            $21,520
                                               ================================================================================


Claims and other policy benefits

     Claims and other policy benefits increased from $3.1 million to $10.3 million in the second quarter and from $4.8 million to $17.6 million in the first six months of 2001 as a result of new reinsurance clients. We are recording claims and policy benefit expenses in respect of 28 reinsurance clients and the run-off of a small amount of Accident & Health business in the first six months of 2001. In the second quarter and first six months of 2000 we had benefit expenses in relation to 6 reinsurance clients and the Accident & Health business.


Interest credited to interest sensitive contract liabilities

     Interest credited to interest sensitive contract liabilities decreased from $4.2 million to $2.8 million for the second quarter and from $7.9 million to $7.0 million in the first six months of 2001 as a result of the recapture of a block of business by one client on April 30, 2001 causing a decrease of $2 million in both the quarter and six months, partly offset by new reinsurance treaties written, and increases in interest credited to policies which commenced in 2000 due to increasing average liability balances. Interest is calculated based on the liabilities recorded on the balance sheet at the rate of interest required by the reinsurance agreement.

Acquisition costs and other insurance expenses

     Acquisition costs and other insurance expenses increased from $2.8 million to $4.1 million in the second quarter and from $3.4 million to $8.2 million in the first six months of 2001 as a result of new reinsurance treaties.

     The components of these expenses are as follows:


                                                 Three months ended  Three months ended   Six months ended    Six months ended
                                                   June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                               -------------------------------------------------------------------------------
Commissions, excise taxes and other insurance
expenses                                                  $ 12,948             $ 5,911            $ 22,709             $ 7,512

Deferred expenses                                          (10,389)             (4,514)            (19,213)             (5,573)

Amortization - PVIF                                             51                  34                 103                  34

Amortization - DAC                                           1,509               1,405               4,635               1,476
                                               -------------------------------------------------------------------------------

Total                                                     $  4,119             $ 2,836            $  8,234             $ 3,449
                                               ===================================================================================

     Commissions & excise taxes vary with premiums earned. Insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting, issuing and administration of reinsurance agreements. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or in relation to the estimated gross profit in respect of our interest sensitive contracts.

     The split of these expenses between segments is as follows:


                                                 Three months ended  Three months ended   Six months ended    Six months ended
                                                   June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                               -------------------------------------------------------------------------------
Life Reinsurance                                            $3,941             $2,688             $7,891             $3,206

Wealth Management                                              178                148                343                243
                                               -------------------------------------------------------------------------------

Total                                                       $4,119             $2,836             $8,234             $3,449
                                               ================================================================================

Operating expenses

     Operating expenses decreased from $3.3 million to $2.4 million for the second quarter and from $5.4 million to $5.0 million for the first six months of 2001 as a result of increased reinsurance activity and increased personnel costs which is offset by increases in the amount of marketing and policy acquisition costs being allocated to acquisition expenses. The split of these expenses between segments is as follows:


                                                 Three months ended  Three months ended   Six months ended    Six months ended
                                                   June 30, 2001       June 30, 2000       June 30, 2001       June 30, 2000
                                               -------------------------------------------------------------------------------
Life Reinsurance                                            $2,033             $1,830             $3,952             $3,142

Wealth Management                                              136                210                374                407

Other                                                          243              1,259                717              1,890
                                               -------------------------------------------------------------------------------

Total                                                       $2,412             $3,299             $5,043             $5,439
                                               ============================================================================

     Increased business activity in 2001 has resulted in an increase in corporate overhead costs being allocated to lines of business.

Interest expense

     Interest expense in the three and six months ended June 30, 2001 is in respect of $40 million of borrowing which we utilized, in part, to fund the recapture of a block of business by one client on April 30, 2001.

Income taxes

     The income tax benefit decreased in the second quarter of 2001 to $108 thousand from $429 thousand in the second quarter of 2000. The income tax benefit in the first six months of 2001 decreased to $57 thousand from $370 thousand in the same period of 2000. The 2001 calculation includes the earnings of Scottish Re and Dublin. The tax benefit in the second quarter and first six months of 2000 is related to the earnings of Scottish Re offset by a release of valuation allowances related to capital loss carry-forwards.

Minority interest

     Minority interest income represents the minority owner's share of the loss recorded by Scottish Crown in the second quarter and first six months of 2001.

Financial Condition

Investments

     General Re - New England Asset Management, Inc. manages our investment portfolio. Our investment guidelines are designed to diversify the portfolio and maximize investment income while limiting risk in an asset-liability management, enterprise context. At June 30, 2001, the portfolio had an average quality rating of A+, an average effective duration of 3.49 years and an average book yield of 6.88%. This compares with an average quality rating of AA-, an average effective duration of 2.62 years and an average book yield of 7.24% respectively at December 31, 2000.

     Average quality dropped to A+ because of our strategy of enhancing yield while keeping asset quality prudent and at least as high as industry practice and rating agency expectations. The decline in average book yield was the result of offsetting trends. Yield on floating-rate investments and cash dropped owing to a decline in LIBOR. During the second quarter and first half of the year, these floating-rate assets were largely matched by floating-rate liabilities, on which the cost of funds declined by a similar amount. As a result, spreads earned between floating-rate assets and floating rate liabilities held up well. On the fixed rate portion of the portfolio, the average book yield increased from 7.12% to 7.27%.

     Asset duration increased because of the change in mix of fixed and floating rate liabilities: the combination of the $185.7 million recapture (see General) and the $40 million in borrowings (see Borrowings) reduced floating-rate liabilities by a net of $145.7 million, and new reinsurance treaties were all fixed rate. Our policy is to maintain asset durations close to the targets most suitable for the liabilities on both enterprise and sub-portfolio levels.

     We recognized realized gains of $416 thousand during the second quarter and $457 thousand in the first six months of 2001 as compared to realized losses of $17 thousand in the second quarter and $144 thousand in the first six months of 2000. At June 30, 2001 the portfolio had unrealized losses of $2.1 million net of tax as compared to unrealized losses of $3.8 million net of tax at December 31, 2000; these amounts are shown on the balance sheet as part of Shareholders' equity entitled Accumulated other comprehensive income.

Liquidity and Capital Resources


     Cash flow

     Cash flow from operations for the first six months of 2001 was $51.9 million compared to $24.2 million in the first six months of 2000. The increase in operating cash flow reflects our increased level of operations this year compared to 2000. Our cash flow from operations may be positive or negative in any specific quarter depending on the amount of new life reinsurance business written in the quarter and the level of ceding commissions paid in connection with writing that business offset by the level of renewal premiums earned in the quarter.

     Capital and Collateral

     At June 30, 2001, total capitalization was $248.6 million. We currently have no material commitments for capital expenditures.

     During the second quarter of 2001, we paid dividends totaling $0.05 per share or $786 thousand for a total of $0.10 or $1.6 million for the first six months of 2001.

     We have in place a credit facility with a U.S. bank that provides up to $70 million that we can use for a combination of borrowings and outstanding letters of credit. Under the agreement, we may borrow at a rate of 40 basis points over LIBOR. The agreement expires April 30, 2002, but is renewable with the agreement of both parties. As of June 30, 2001, we have outstanding borrowings of $40 million and letters of credit of $29.4 million in support of our reinsurance business. The agreement requires that we pledge assets as collateral with a market value not less than 111% of the sum of outstanding borrowing and letters of credit. We believe that we can obtain additional credit capacity on comparable terms and have sufficient pledgable assets available to meet anticipated needs for growth over the next several months. We can also reduce our borrowings by selling securities to create additional availability as opportunities arise.

Subsequent Event

     On August 6, 2001, we agreed to acquire World-Wide Holdings Limited and its wholly owned subsidiary, World-Wide Reassurance Company Limited (together, "World-Wide") from Pacific Life Insurance Company ("Pacific Life") for $78 million in newly issued Ordinary Shares of our stock. World-Wide is a specialty life reinsurance company headquartered in Windsor, England and conducting business throughout the world. As a result of the transaction, Pacific Life will become our largest shareholder with ownership of approximately 22% of our outstanding Ordinary Shares after the transaction is completed. The transaction is subject to the approval of our shareholders, as well as various regulatory authorities. We expect that this transaction will close before the end of our fiscal year.

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

Item 4.   Submission of Matters to a Vote of Securities Holders

The 2001 Annual Meeting of Shareholders of the Company was held on May 31, 2001. The following items of business were presented to the shareholders of the Company (the "Shareholders"):

                             Election of Directors

  The two directors were elected as proposed in the Proxy Statement dated April 10, 2001 under the caption titled "Proposal for Election of Directors" as follows:


                    Total Vote       Total Vote
                       For          Withheld From
Name              Each Director     Each Director
----              -------------     -------------


Michael C. French   11,301,674         39,767
Hazel R. O'Leary    11,274,481         66,960


                      Ratification of Independent Auditors

     The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young as the independent auditors for the Company for the fiscal year ending December 31, 2001, the Shareholders ratified this selection as follows:

For:        11,334,896
Against:         6,500
Abstain:            45


Item 5.  Other Information

Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

No reports on Form 8-K were filed during the three-month period ended June 30, 2001.

     SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                            SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: August 10, 2001       By: /s/  Michael C. French

                                Michael C. French
                                Chief Executive Officer


Date: August 10, 2001       By: /s/ Scott E. Willkomm

                                Scott E. Willkomm
                                President & Chief Financial Officer
                                (Principal Financial Officer and
                                Principal Accounting Officer)