Form 10-Q
period 2001-09-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2001-11-09
CIK 1064122

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               __________________


                                   FORM 10-Q


    [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                             Exchange Act of 1934
               For the quarterly period ended September 30, 2001

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

                               P.O. Box HM 2939
                           Crown House, Third Floor
                              4 Par-la-Ville Road
                                 Hamilton HM12
                                    Bermuda
                                                        Not Applicable
             (Address of Principal Executive Offices)   (Zip Code)

      Registrant's telephone number, including area code: (441) 295-4451

    P.O. Box 10657 APO, Grand Pavilion Commercial Centre, 802 West Bay Road
        George Town, Grand Cayman, Cayman Islands, British West Indies

  (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes X   No

As of November 1, 2001, Registrant had 15,612,576 Ordinary Shares outstanding.

Table of Contents

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 2001 (Unaudited) and December 31,
2000                                                                                          1

Unaudited Consolidated Statements of Income - Three and nine months ended
September 30, 2001 and 2000                                                                   2

Unaudited Consolidated Statements of Comprehensive Income - Three and nine
months ended September 30, 2001 and 2000                                                      4

Unaudited Consolidated Statements of Shareholders' Equity  - Nine months ended
September 30, 2001 and 2000                                                                   5

Unaudited Consolidated Statements of Cash Flows - Nine months ended September
30, 2001 and 2000                                                                             6

Notes to Unaudited Consolidated Financial Statements at September 30, 2001                    7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS                                                  11

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                           20

PART II OTHER INFORMATION

     ITEM 1 through ITEM 6                                                                    21

     SIGNATURES                                                                               22

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
                          Consolidated Balance Sheets
                            (Dollars in thousands)

                                                                          September 30,     December 31,
                                                                               2001            2000
                                                                             (unaudited)
                                                                        --------------------------------
           ASSETS
           Fixed maturity investments, available for sale, at fair           $  483,022       $  581,020
           value (Amortized cost $478,650; 2000 - $584,493)
           Cash and cash equivalents                                             64,434           47,763
           Other investments                                                     10,120                -
           Funds withheld at interest                                           274,793           46,256
                                                                        --------------------------------
               Total investments                                                832,369          675,039
           Receivables:
                Accrued interest                                                  6,499            6,709
                Risk fees                                                         1,054              961
                Policy loans                                                        888              441
                Reinsurance                                                      13,880           20,618
           Deferred acquisition costs                                            76,419           30,922
           Present value of inforce business                                     10,278           10,433
           Other intangible assets                                                  381            7,888
           Deferred tax benefit                                                   2,723            2,192
           Fixed assets                                                           4,346            2,482
           Due from related party                                                     -              218
           Other assets                                                           6,984              868
           Current income tax receivable                                              -               87
           Segregated assets                                                    516,450          409,660
                                                                        --------------------------------
                Total assets                                                 $1,472,271       $1,168,518
                                                                        ================================
           LIABILITIES
           Reserves for future policy benefits                               $  256,659       $  182,391
           Interest sensitive contract liabilities                              348,203          310,755
           Borrowings                                                            67,777                -
           Accounts payable and accrued expenses                                 19,506           18,867
           Current income tax payable                                             1,031                -
           Other liabilities                                                      4,457            4,461
           Segregated liabilities                                               516,450          409,660
                                                                        --------------------------------
                Total liabilities                                             1,214,083          926,134
                                                                        --------------------------------
           MINORITY INTEREST                                                          -            2,820
                                                                        --------------------------------
           SHAREHOLDERS' EQUITY
           Share capital, par value $0.01 per share:
                Issued and fully paid: 15,612,576 ordinary shares
                (2000 - 15,614,240)
                (Excludes 3,062,200 held in Treasury; 2000 - 2,962,200)             156              156
           Additional paid in capital                                           223,587          223,771
           Accumulated other comprehensive income (loss) -
                Unrealized appreciation (depreciation) on investments,            4,202           (3,822)
                  net of tax
           Retained earnings                                                     30,243           19,459
                                                                        --------------------------------
                Total shareholders' equity                                      258,188          239,564
                                                                        --------------------------------
                Total liabilities and shareholders' equity                   $1,472,271       $1,168,518
                                                                        ================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                  Unaudited Consolidated Statements of Income
                 (Dollars in thousands, except per share data)

                                                           Three months     Three months     Nine months    Nine months
                                                              ended           ended             ended          ended
                                                           September 30,    September 30    September 30   September 30
                                                               2001             2000            2001           2000
                                                          --------------------------------------------------------------
REVENUES
Premiums earned                                               $18,631          $ 6,277          $39,461          $ 9,891
Fee income                                                      1,912              553            4,497            1,548
Investment income, net                                         12,526           11,965           34,788           33,062
Realized gains (losses)                                           402             (115)             860             (260)
                                                          --------------------------------------------------------------
     Total revenues                                            33,471           18,680           79,606           44,241
                                                          --------------------------------------------------------------
BENEFITS & EXPENSES
Claims and other policy benefits                               13,028            3,412           30,654            8,165
Interest credited to interest sensitive
 contract liabilities                                           3,391            4,747           10,428           12,626
Acquisition costs and other insurance expenses                  7,137            3,468           15,372            6,918
Operating expenses                                              2,934            2,613            7,977            8,051
Interest expense                                                  623                -              937                -
                                                          --------------------------------------------------------------
     Total benefits & expenses                                 27,113           14,240           65,368           35,760
                                                          --------------------------------------------------------------
     Net income before income taxes and minority
      interest                                                  6,358            4,440           14,238            8,481
Income tax expense (benefit)                                      824               38              767             (332)
                                                          --------------------------------------------------------------
     Net income before minority interest                        5,534            4,402           13,471            8,813

Minority interest                                                   -              125               71              125
                                                          --------------------------------------------------------------
Income before cumulative effect of change in
 accounting principle                                           5,534            4,527           13,542            8,938

Cumulative effect of change in accounting principle                 -                -             (406)               -
                                                          --------------------------------------------------------------
      Net income                                              $ 5,534          $ 4,527          $13,136          $ 8,938
                                                          ==============================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Income - continued

                                                     Three months       Three months     Nine months      Nine months
                                                         ended              ended           ended            ended
                                                     September 30,      September 30,    September 30,    September 30,
                                                         2001               2000             2001            2000
                                                 ------------------------------------------------------------------------
Earnings per share - Basic
--------------------------

Income before cumulative effect of change in
 accounting principle                               $      0.35        $      0.29        $      0.86         $      0.56

Cumulative effect of change in accounting
 principle                                                    -                  -              (0.02)                  -
                                                 ------------------------------------------------------------------------
Net income                                          $      0.35        $      0.29        $      0.84         $      0.56
                                                 ========================================================================
Earnings per share - Diluted
----------------------------

Income before cumulative effect of change in
 accounting principle                               $      0.33        $      0.28        $      0.82         $      0.56

Cumulative effect of change in accounting
 principle                                                    -                  -              (0.02)                  -
                                                 ------------------------------------------------------------------------
Net income                                          $      0.33        $      0.28        $      0.80         $      0.56
                                                 ========================================================================
Dividends per share                                 $      0.05        $      0.05        $      0.15         $      0.15
                                                 ========================================================================
Weighted average number of shares outstanding:

  Basic                                              15,699,027         15,742,145         15,657,405          15,924,307
                                                 ========================================================================
  Diluted                                            16,918,832         15,913,452         16,434,262          15,987,319
                                                 ========================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)

                                                  Three months     Three months        Nine months      Nine months
                                                      ended             ended             ended            ended
                                                  September 30,      September 30,     September 30,    September 30,
                                                         2001             2000             2001              2000
                                                  -------------------------------------------------------------------
Net income                                                $ 5,534          $4,527          $13,136          $ 8,938
                                                  -------------------------------------------------------------------
Other comprehensive income (loss), net of tax
   Unrealized appreciation (depreciation) on
   investments:                                             5,988           5,030            8,146            4,122
   Add: reclassification adjustment for
   investment                                                 334             115             (122)             260
   losses included in net income, net of tax
                                              -----------------------------------------------------------------------
Unrealized appreciation (depreciation) on
 investments                                                6,322           5,145            8,024            4,382
                                              -----------------------------------------------------------------------
Comprehensive income                                      $11,856          $9,672          $21,160          $13,320
                                              =======================================================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Shareholders' Equity
                            (Dollars in thousands)


                                                        Nine months          Nine months
                                                           ended               ended
                                                      September 30, 2001  September 30, 2000
                                                     ----------------------------------------
SHARE CAPITAL:
     Beginning of period                                  $    156             $    160
     Repurchase of shares                                       (1)                  (3)
     Shares issued                                               1                    -
                                                     ----------------------------------------
                                                               156                  157
                                                     ----------------------------------------
ADDITIONAL PAID IN CAPITAL:
     Beginning of period                                   223,771              227,535
     Repurchase of shares                                   (1,483)              (3,237)
     Issuance of equity on exercise of options               1,299                    -
     Issuance of equity options                                  -                   20
                                                     ----------------------------------------
                                                           223,587              224,318
                                                     ----------------------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
     Beginning of period                                    (3,822)             (15,685)
     Unrealized appreciation on investments                  8,024                4,382
                                                     ----------------------------------------
                                                             4,202              (11,303)
                                                     ----------------------------------------
RETAINED EARNINGS:
     Beginning of period                                    19,459                6,651
     Net income                                             13,136                8,938
     Dividends paid                                         (2,352)              (2,382)
                                                     ----------------------------------------
                                                            30,243               13,207
                                                     ----------------------------------------

TOTAL SHAREHOLDERS' EQUITY                                $258,188             $226,379
                                                     ========================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                         Scottish Annuity & Life Holdings, Ltd.
                Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                                      Nine months ended       Nine months ended
                                                                                      September 30, 2001     September 30, 2000
                                                                                  ----------------------------------------------
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting principle                       $  13,542               $  8,938
Items not affecting cash:
     Net realized (gains) losses on investments & fixed assets                               (860)                   260
     Amortization of investments                                                           (1,123)                  (276)
     Non cash salaries and professional fees                                                    -                     21
     Minority interest                                                                        (71)                  (125)
     Depreciation                                                                             530                    296
     Amortization of deferred acquisition costs                                             7,678                  3,918
     Amortization of present value of inforce business                                        154                     50
     Amortization of other intangible assets                                                  222                    208
     Interest credited to interest sensitive contract liabilities                          10,428                 12,626
     Changes in assets and liabilities:
         Accrued interest                                                                     210                    (43)
         Risk fees                                                                            (93)                   141
         Reinsurance                                                                        6,738                  1,052
         Deferred acquisition costs                                                       (53,175)               (21,671)
         Deferred tax benefit                                                                (351)                  (602)
         Other assets                                                                      (1,196)                    51
         Current income tax receivable / payable                                            1,118                     96
         Reserve for future policy benefits                                                74,268                 76,901
         Due to related party                                                                 218                   (220)
         Accounts payable and accrued expenses                                                639                  3,752
                                                                                  --------------------------------------
Net cash provided by operating activities                                                  58,876                 85,373
                                                                                  --------------------------------------
INVESTING ACTIVITIES
Purchase of investments                                                                  (183,399)               (86,974)
Proceeds on sales of investments                                                          225,794                 62,112
Proceeds on maturity of investments                                                        65,023                 41,392
Other assets & liabilities                                                                     (4)                11,970
Funds withheld at interest                                                               (228,538)               (39,131)
Other investments                                                                         (10,119)                     -
Policy loans                                                                                 (447)                    79
Purchase of present value of inforce business                                                   -                    120
Purchase of intangible assets                                                               2,366                 (7,844)
Minority interest on purchase of subsidiary                                                (2,749)                 2,776
Due to related party on purchase of subsidiary                                                  -                (11,562)
Proceeds from sale of fixed assets                                                             57                      -
Purchase of fixed assets                                                                   (2,451)                (1,645)
                                                                                  --------------------------------------
Net cash used in investing activities                                                    (134,467)               (28,707)
                                                                                  --------------------------------------
FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities                                       232,376                 50,459
Withdrawals from interest sensitive contract liabilities                                 (205,355)               (25,399)
Borrowings                                                                                 67,777                      -
Net cost of repurchase of company shares                                                   (1,483)                (3,240)
Net proceeds from issue of company shares                                                   1,299                      -
Dividends paid                                                                             (2,352)                (2,383)
                                                                                  --------------------------------------
Net cash provided by financing activities                                                  92,262                 19,437
                                                                                  --------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                                    16,671                 76,103
Cash and cash equivalents, beginning of period                                             47,763                 29,000
                                                                                  --------------------------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                                $  64,434               $105,103
                                                                                  ======================================

     See Accompanying Notes to Unaudited Consolidated Financial Statements

                    Scottish Annuity & Life Holdings, Ltd.
             Notes to Unaudited Consolidated Financial Statements
                              September 30, 2001


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

2. Other investments

     Other investments includes the following:

                                          September 30, 2001
                                          ------------------

           Investment in Fund of Funds               $ 5,120
           Surplus Note                                5,000
                                          ------------------
               Total                                 $10,120
                                          ==================

     Investment in Fund of Funds consists of an investment we made in the second quarter to seed a proprietary hedge fund of funds that we intend to make available to our Wealth Management clients as an investment option for the premiums that they deposit into our variable insurance products. We have engaged an established fund management company to manage the fund, which is organized as a Cayman Islands company. We earn a sub-advisory fee based upon the net asset value of the fund, and also record as investment income the net gain or loss on our investment in the fund. The Fund of Funds earned a 1.69% return in the third quarter, net of investment management fees.

     During the second quarter, we purchased a Surplus Note from a U.S. life insurance company in connection with a reinsurance transaction that we entered into in the second quarter. The note pays interest to us at an annual rate of 11% and matures on May 16, 2016.

     During the second quarter, we entered into a reinsurance transaction in which we received certain assets, including cash and mortgage loans on residential and commercial properties. During the third quarter the mortgage loans were liquidated.

     Additionally, the Company has entered into three total return swap transactions totaling approximately $104 million on behalf of Wealth Management clients. The assets and liabilities of these transactions move in tandem and are segregated from the general accounts of the Company, and the client bears the investment risk on the account. These transactions are recorded on the Company's balance sheet by establishing a separate account asset and an equal separate account liability. The Company receives an asset-based fee for providing this service that is recorded as fee income.

3. Reinsurance transactions

     In each of the nine month periods ended September 30, 2001 and 2000, we entered into reinsurance transactions in which we acquired blocks of inforce business. These acquisitions have been accounted for as purchases. Our results of operations include their effects only from their respective dates of acquisition. Because the blocks of business acquired are discrete transactions with unique characteristics, comparability among periods is not meaningful.

                                                       Nine months ended                     Nine months ended
                                                      September 30, 2001                     September 30, 2000
                                               ----------------------------------------------------------------
Fair value of assets acquired                                    $58,928                                $79,496
Deferred acquisition costs                                        11,000                                 10,250
                                               ----------------------------------------------------------------
Total assets acquired                                            $69,928                                $89,746
                                               ================================================================

Fair value of liabilities acquired                               $69,928                                $89,746
                                               ================================================================


4. Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                                 Three months ended  Three months ended  Nine months ended   Nine months ended
                                                 September 30, 2001  September 30, 2000  September 30, 2001  September 30, 2000
                                               -------------------------------------------------------------------------------
Balance at beginning of period                             $56,500             $16,267             $30,922             $ 1,920
Deferred acquisition costs on inforce blocks of
    business purchased                                           -                   -              11,000              10,250
Expenses deferred                                           22,962               5,848              42,175              11,421
Amortization expense                                        (3,043)             (2,442)             (7,678)             (3,918)
                                               -------------------------------------------------------------------------------
    Balance at September 30                                $76,419             $19,673             $76,419             $19,673
                                               ===============================================================================

5. Earnings per ordinary share

     Basic earnings per share ("EPS") exclude the dilutive effect of options and warrants. Diluted EPS includes the dilutive effect of these securities using the treasury stock method. The weighted average number of shares is calculated by weighting how long the shares have been outstanding over the accounting period.

                                                       Three months      Three months      Nine months       Nine months
                                                          ended             ended             ended             ended
                                                      September 30,     September 30,     September 30,     September 30,
                                                           2001              2000              2001              2000
                                                   ------------------------------------------------------------------------
Numerator:
Net income                                                $     5,534       $     4,527       $    13,136       $     8,938
                                                   ------------------------------------------------------------------------
Denominator:
Denominator for basic earnings per share -
 Weighted average number of shares                         15,699,027        15,742,145        15,657,405        15,924,307
Effect of dilutive securities - Stock options                 805,644           171,307           636,477            63,012
                              -- Warrants                     414,161                 -           140,380                 -
                                                   ------------------------------------------------------------------------
Denominator for dilutive earnings per share                16,918,832        15,913,452        16,434,262        15,987,319
                                                   ------------------------------------------------------------------------

Basic earnings per share                                  $      0.35       $      0.29       $      0.84       $      0.56
                                                   ========================================================================

Diluted earnings per share                                $      0.33       $      0.28       $      0.80       $      0.56
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

                                                                                        Three months ended
                                                                                        September 30, 2001
                                                                       --------------------------------------------------
                                                                            Before Tax           Tax          Net of Tax
                                                                       ---------------     ----------     ---------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                  $6,423          $(435)             $5,988
Less:  Reclassification adjustment for losses (gains) realized in net
 income                                                                           (402)           736                 334
                                                                       --------------------------------------------------
    Other comprehensive income                                                  $6,021          $ 301              $6,322
                                                                       ==================================================

                                                                                       Three months ended
                                                                                       September 30, 2000
                                                                       --------------------------------------------------
                                                                          Before Tax          Tax          Net of Tax
                                                                       ---------------    -----------   -----------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                  $5,030            $ -              $5,030
Less:  Reclassification adjustment for losses (gains) realized in net
 income                                                                            115              -                 115
                                                                       --------------------------------------------------
    Other comprehensive income                                                  $5,145            $ -              $5,145
                                                                       ==================================================

                                                                                        Nine months ended
                                                                                       September 30, 2001
                                                                      ---------------------------------------------------
                                                                          Before Tax           Tax           Net of Tax
                                                                      ---------------     -----------     ---------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                  $8,702          $(554)             $8,148

Less:  Reclassification adjustment for losses (gains) realized in net
 income                                                                           (858)           734                (124)
                                                                      ---------------------------------------------------
    Other comprehensive income                                                  $7,844          $ 180              $8,024
                                                                      ===================================================

                                                                                       Nine months ended
                                                                                       September 30, 2000
                                                                       --------------------------------------------------
                                                                          Before Tax          Tax          Net of Tax
                                                                       ---------------    -----------    ----------------
Unrealized gains (losses) on available for sale investments arising
 during period                                                                  $4,122           $  -              $4,122
Less:  Reclassification adjustment for losses (gains) realized in net
 income                                                                            260              -                 260
                                                                       --------------------------------------------------
    Other comprehensive income                                                  $4,382           $  -              $4,382
                                                                       ==================================================

7. Segment Reporting

     Income from insurance operations is split into two segments: Life Reinsurance and Wealth Management.

     The segment reporting for the lines of business is as follows:

                                                 Three months     Three months     Nine months     Nine months
                                                     ended           ended            ended          ended
                                                  September 30    September 30,   September 30     September 30
                                                     2001            2000             2001            2000
                                               -----------------------------------------------------------------
REVENUES
Life Reinsurance                                       $30,525         $15,422        $70,445            $35,225
Wealth Management                                          660             555          1,934              1,555
Other (1)                                                2,286           2,703          7,227              7,461
                                               -----------------------------------------------------------------
    Total                                              $33,471         $18,680        $79,606            $44,241
                                               =================================================================
NET INCOME BEFORE INCOME TAXES
    AND MINORITY INTEREST
Life Reinsurance                                       $ 3,221         $ 2,483        $ 6,635            $ 3,306
Wealth Management                                         (240)            115            316                464
Other (2)                                                3,377           1,842          7,287              4,711
                                               -----------------------------------------------------------------
   Total                                               $ 6,358         $ 4,440        $14,238            $ 8,481
                                               =================================================================


                                                     September 30,      December 31,
                                                        2001              2000
                                                    --------------------------------
           ASSETS BY SEGMENT
           Life Reinsurance                             $  812,170        $  636,382
           Wealth Management                               544,195           431,670
           Other                                           115,906           110,444
                                                    --------------------------------
           Total                                        $1,472,271        $1,178,496
                                                    ================================

(1) Includes investment income on unallocated capital and realized gains and losses.
(2)  Includes corporate expenses.

8. Borrowings

     As of September 30, 2001, Borrowings consisted of $40 million borrowed under our credit facility with a U.S. bank and $27.7 million borrowed in connection with a reverse repurchase agreement with a major broker/dealer. The interest rates on these borrowings float with LIBOR. The bank borrowing was used to fund, in part, the recapture of a block of business by one of our reinsurance clients on April 30, 2001. By borrowing funds, we were able to retain assets that would have been otherwise liquidated to fund the recapture, thus maintaining the earnings power of our investment portfolio. We view both borrowing facilities as a means of warehousing attractive assets at a positive spread that can be used to fund future reinsurance liabilities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" for further information regarding the recapture.

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

     Scottish Re (U.S.), Inc. ("Scottish Re") is a Delaware insurance company that was acquired by SALIC in 1999. Scottish Re provides life reinsurance to life insurance companies. Scottish Re is licensed to do business in the United States by 15 states and admitted as a reinsurer in an additional 32 states.

     Scottish Re (Dublin) Limited ("Dublin") was incorporated in Dublin, Ireland in 2000 to provide reinsurance for our group companies and, to a lesser extent, third parties. Dublin, a wholly owned subsidiary of SALIC, commenced writing business in January 2001.

     We now have a 100% holding in Scottish Crown Group (Bermuda) Ltd. ("Scottish Crown"). In July 2001, we acquired the remaining 49.99% of Scottish Crown that we did not own, and thereby eliminated the minority interest position in Scottish Crown and certain intangible assets. Prior to July 2001, our holding in Scottish Crown was 50.01%. As of December 31, 2000, Scottish Crown owned two Bermuda-licensed insurance companies that are engaged in the issuance of variable insurance policies to high net worth individuals. In February 2001, Scottish Holdings (U.S.), Inc. (a wholly owned subsidiary of SALIC) acquired 100% of one of the Bermuda-licensed insurance companies.

     On April 30, 2001, one of our clients exercised its right to recapture a block of business ceded to us in 1999. To fund the $185.7 million due to the cedent, we generated $138.7 million of cash from asset sales, borrowed $40 million under our existing credit facility and used $7 million in cash. The asset sales generated realized gains of $529,000 before and after taxes. The use of cash and borrowings allowed us to retain the portion of the assets backing that liability that had the most attractive combination of spread and relative value, warehousing them to use in future reinsurance transactions and to maintain the earnings power of our investment portfolio. The all-in rate on the borrowings compares favorably with the effective cost of funds on the recaptured transaction. Overall, the recapture reduced our investment portfolio, interest sensitive contract liabilities, net investment income, and interest credited to interest sensitive contract liabilities, increased realized gains and interest expense, but did not materially affect net income.

     All amounts are reported in thousands of United States dollars, except per share amounts.

Results of Operations

     We are engaged in two lines of business: Life Reinsurance, and the direct issuance of variable insurance policies to high net worth individuals which we call Wealth Management.

Earnings per share


                                                     Three months       Three months        Nine months       Nine months
                                                         ended              ended               ended            ended
                                                      September 30,      September 30,       September 30,    September 30,
                                                           2001               2000                2001            2000
                                               ----------------------------------------------------------------------------
Net income                                             $     5,534        $     4,527        $    13,136        $     8,938
                                               ============================================================================

Basic EPS                                              $      0.35        $      0.29        $      0.84        $      0.56
                                               ============================================================================
Diluted EPS                                            $      0.33        $      0.28        $      0.80        $      0.56
                                               ============================================================================

Weighted average number of shares outstanding:
Basic                                                   15,699,027         15,742,145         15,657,405         15,924,307
                                               ----------------------------------------------------------------------------
Diluted                                                 16,918,832         15,913,452         16,434,262         15,987,319
                                               ----------------------------------------------------------------------------

     Our net income for the third quarter of $5.5 million represents a 22% increase over the same quarter in 2000. Net income for the first nine months of $13.1 million is a 47% increase over the first nine months of 2000. The increases are attributable to continued growth in our core segments of Life Reinsurance and Wealth Management.

     Diluted earnings per share increased 18% from $0.28 to $0.33 for the third quarter and 43% from $0.56 to $0.80 in the first nine months. The increase in earnings per share was entirely due to increased earnings, which was offset by an increase in the dilutive effect of stock options in each period. The effect of our repurchase of shares in the latter part of 2000 and the third quarter of 2001 has been offset by the dilutive effect of stock options in the third quarter and first nine months of 2001.

     Excluding the cumulative effect of change in accounting principle and realized gains and losses net of tax, our earnings would be as follows:


                                                     Three months       Three months        Nine months       Nine months
                                                         ended              ended               ended            ended
                                                      September 30,      September 30,       September 30,    September 30,
                                                           2001               2000                2001            2000
                                               ----------------------------------------------------------------------------
Net income excluding cumulative effect of
 change in accounting principle and realized
 gains and losses, net of tax                          $     5,869        $     4,642        $    13,419        $     9,198
                                               ============================================================================

Basic EPS                                              $      0.37        $      0.29        $      0.86        $      0.58
                                               ============================================================================
Diluted EPS                                            $      0.35        $      0.29        $      0.82        $      0.58
                                               ============================================================================

Weighted average number of shares outstanding:
Basic                                                   15,699,027         15,742,145         15,657,405         15,924,307
                                               ----------------------------------------------------------------------------
Diluted                                                 16,918,832         15,913,452         16,434,262         15,987,319
                                               ----------------------------------------------------------------------------

Revenues

     Revenues increased 79% to $33.5 million in the third quarter of 2001 from $18.7 million in the same period of 2000 and by 80% to $79.6 million in the first nine months from $44.2 million in the same period of 2000. Both increases were due primarily to the growth of Premiums earned in our Life Reinsurance operations and an increase in fee income.

     Revenue is made up as follows:


                                                     Three months       Three months        Nine months       Nine months
                                                         ended              ended               ended            ended
                                                      September 30,      September 30,       September 30,    September 30,
                                                           2001               2000                2001            2000
                                               ----------------------------------------------------------------------------
Premiums earned                                            $18,631            $ 6,277             $39,461            $ 9,891
Fee income                                                   1,912                553               4,497              1,548
Investment income, net                                      12,526             11,965              34,788             33,062
Realized gains (losses)                                        402               (115)                860               (260)
                                               -----------------------------------------------------------------------------
Total Revenues                                             $33,471            $18,680             $79,606            $44,241
                                               =============================================================================

Premiums earned

     Premiums earned during the third quarter and first nine months of 2001 are in respect of 33 reinsurance clients. Premiums earned in the third quarter and first nine months of 2000 are in relation to six reinsurance clients. As of September 30, 2001 we reinsure approximately $27.3 billion of life coverage on 860,000 lives, the average benefit coverage per life is $32,000 and the maximum corporate retention on any one life is $1 million, however we currently retrocede any liability in excess of $500,000. As of September 30, 2000 we reinsured approximately $3 billion of life coverage on 100,000 lives, and the average benefit per life was $30,000. We anticipate a steady flow of premiums in future quarters from these treaties.

Fee income

     Fee income includes fees earned from our Wealth Management products offered to high net worth individuals by SALIC and SAC in the Cayman Islands and Scottish Crown in Bermuda. These fees increased from $553,000 to $633,000 in the third quarter and from $1.5 million to $1.9 million in the first nine months due primarily to increases in variable account balances on which we earn fees. We also earn fees on certain financial reinsurance treaties issued to U.S. clients; these amounted to $1.3 million in the third quarter and $2.6 million for the nine months of 2001.

     Fees earned are as follows:


                                                     Three months       Three months        Nine months       Nine months
                                                         ended              ended               ended            ended
                                                      September 30,      September 30,       September 30,    September 30,
                                                           2001               2000                2001            2000
                                               ----------------------------------------------------------------------------

Life Reinsurance                                            $1,279               $  -             $2,591             $    -
Wealth Management                                              633                553              1,906              1,548
                                               ----------------------------------------------------------------------------
Total                                                       $1,912               $553             $4,497             $1,548
                                               ============================================================================

       Wealth Management fees are earned from both Life and Annuity clients. The following table summarizes our client base with the associated segregated assets values and policy face amounts.


                                            September 30,      June 30,         March 31,      December 31,     September 30,
                                                2001             2001             2001            2000             2000
                                          -------------------------------------------------------------------------------------
Number of clients - Life                                28               25               22               11                9
                  - Annuity                             85               84               83               81               82
                                         -------------------------------------------------------------------------------------
                                                       113              109              105               92               91
                                         -------------------------------------------------------------------------------------


Segregated asset value - Life                     $ 82,100         $ 93,340         $ 82,824         $ 47,155         $ 59,768
                       - Annuity                   434,350          427,230          377,895          362,505          345,817
                                         -------------------------------------------------------------------------------------
                                                  $516,450         $520,570         $460,719         $409,660         $405,585
                                         -------------------------------------------------------------------------------------

Face value - Life                                 $586,589         $457,886         $408,398         $241,907         $175,750
                                         -------------------------------------------------------------------------------------

     The change in the segregated assets is as follows:


                                                     Three months       Three months        Nine months       Nine months
                                                         ended              ended               ended            ended
                                                      September 30,      September 30,       September 30,    September 30,
                                                           2001               2000                2001            2000
                                               ----------------------------------------------------------------------------
Balance at beginning of period                            $520,570            $284,043           $409,660            $256,546
Deposits                                                    27,400              98,084            136,524             116,538
Withdrawals                                                   (770)                  -             (8,985)             (9,114)
Investment performance (1)                                 (30,750)             23,458            (20,749)             41,615
                                               ------------------------------------------------------------------------------
Balance at September 30                                   $516,450            $405,585           $516,450            $405,585
                                               ==============================================================================

(1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

Investment income

     Net investment income increased to $12.5 million for the three months ended September 30, 2001, from $12.0 million for the prior year period principally due to an increase in total investments. A significant contributor to this growth in investments was in Funds Withheld at Interest, which relates to reinsurance transactions structured on a modified coinsurance ("Modco") basis, in which the ceding company retains the assets and manages them for our benefit.

     Excluding Funds Withheld at Interest and Other Investments, the weighted average yield on the portfolio was 6.68% at September 30, 2001, as compared with 7.24% at December 31, 2000 and 7.08% at September 30, 2000. Yields earned on fixed-rate investments increased, but yields on floating-rate investments decreased with the decline in LIBOR during the period.

     In the first nine months of 2001, net investment income increased from $33.1 million to $34.8 million, primarily as a result of an increase in total investments.

     The split of investment income by segment is as follows:


                                                   Three months       Three months     Nine months        Nine months
                                                       ended              ended           ended             ended
                                                   September 30,      September 30,    September 30,     September 30,
                                                       2001               2000             2001              2000
                                               ----------------------------------------------------------------------------
Life Reinsurance                                      $10,169            $ 9,145            $27,990            $25,334
Wealth Management                                          26                  2                 28                  7
Other                                                   2,331              2,818              6,770              7,721
                                               ----------------------------------------------------------------------------
Total                                                 $12,526            $11,965            $34,788            $33,062
                                               ============================================================================

     Capital has been contributed to SALIC and Scottish Re and is utilized to support the reinsurance agreements in place; more capital will be contributed as required. Capital that is not yet allocated is invested to provide investment income at competitive rates. Such investment income is shown as other in the above table.

Realized gains (losses)

     In the third quarter of 2001, realized gains on investments amounted to $402,000 compared to realized losses of $115,000 in the third quarter of 2000. For the nine months ended September 30, 2001, realized gains on investments were $858,000 as compared to realized losses of $260,000 in the prior year period. The realization of gains in the 2001 periods was occasioned by appreciation of market values of most bonds in the portfolio. During 2001, interest rates have been lower than in 2000, causing market values of fixed-income securities to appreciate. This trend has also caused the unrealized loss of $11.3 million at September 30, 2000 to improve to an unrealized gain of $4.2 million (net of tax) at September 30, 2001. Realized gains in the first nine months of 2001 include gains of $529,000 in respect of sales of assets sold to fund part of the recapture of a block of business by one client on April 30, 2001.

Benefits & expenses


                                                   Three months       Three months     Nine months        Nine months
                                                       ended              ended           ended             ended
                                                   September 30,      September 30,    September 30,     September 30,
                                                       2001               2000             2001              2000
                                               ----------------------------------------------------------------------------
Claims and other policy benefits                           $13,028            $ 3,412            $30,654            $ 8,165
Interest credited to interest sensitive                      3,391              4,747             10,428             12,626
 contract liabilities
Acquisition costs and other insurance expenses               7,137              3,468             15,372              6,918
Operating expenses                                           2,934              2,613              7,977              8,051
Interest expense                                               623                  -                937                  -
                                               ----------------------------------------------------------------------------
Total benefits & expenses                                  $27,113            $14,240            $65,368            $35,760
                                               ============================================================================

Claims and other policy benefits

     Claims and other policy benefits increased from $3.4 million to $13.0 million in the third quarter and from $8.2 million to $30.7 million in the first nine months of 2001 as a result of new reinsurance clients. We are recording claims and policy benefit expenses in connection with reinsurance transactions with 34 clients in the first nine months of 2001. In the third quarter and first nine months of 2000 we had benefit expenses in relation to seven reinsurance clients. In the third quarter and nine months ended September 30, 2001 we expensed claims totaling approximately $630,000 in relation to the World Trade Center and Pentagon attacks on September 11, 2001.

Interest credited to interest sensitive contract liabilities

     Interest credited to interest sensitive contract liabilities decreased from $4.7 million to $3.4 million for the third quarter and from $12.6 million to $10.4 million in the first nine months of 2001. The decrease was the net effect of the following: the recapture of a block of business by one client on April 30, 2001 caused a decrease of $3.2 million in the quarter and $5.3 million in the nine months; these decreases were partly offset by interest credited on new reinsurance treaties written and increases in interest credited to policies which commenced in 2000 due to increasing average liability balances.

Acquisition costs and other insurance expenses

     Acquisition costs and other insurance expenses increased from $3.5 million to $7.1 million in the third quarter and from $6.9 million to $15.4 million in the first nine months of 2001 as a result of new reinsurance treaties.

     The components of these expenses are as follows:


                                                       Three months       Three months     Nine months        Nine months
                                                           ended              ended           ended             ended
                                                       September 30,      September 30,    September 30,     September 30,
                                                           2001               2000             2001              2000
                                                       -------------------------------------------------------------------
Commissions, excise taxes and other insurance
 expenses                                                 $ 27,005           $ 6,857         $ 49,715            $ 14,371
Deferred expenses                                          (22,962)           (5,848)         (42,175)            (11,421)
Amortization - PVIF                                             51                17              154                  50
Amortization - DAC                                           3,043             2,442            7,678               3,918
                                                        ------------------------------------------------------------------
Total                                                     $  7,137           $ 3,468         $ 15,372            $  6,918
                                                        ==================================================================

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

     The split of these expenses between segments is as follows:


                                                       Three months       Three months     Nine months        Nine months
                                                           ended              ended           ended             ended
                                                       September 30,      September 30,    September 30,     September 30,
                                                            2001               2000             2001              2000
                                               -------------------------------------------------------------------------------
Life Reinsurance                                            $6,941             $3,331            $14,832             $6,538
Wealth Management                                              196                137                540                380
                                               ----------------------------------------------------------------------------
Total                                                       $7,137             $3,468            $15,372             $6,918
                                               ============================================================================

Operating expenses

     Operating expenses increased from $2.6 million to $2.9 million for the third quarter and decreased slightly from $8.1 million to $8.0 million for the first nine months of 2001 as a result of increased reinsurance activity and increased personnel costs which is offset by increases in the amount of marketing and policy acquisition costs being allocated to acquisition expenses. The split of these expenses between segments is as follows:


                                                       Three months       Three months     Nine months        Nine months
                                                           ended              ended           ended             ended
                                                       September 30,      September 30,    September 30,     September 30,
                                                            2001               2000             2001              2000
                                               -------------------------------------------------------------------------------
Life Reinsurance                                           $ 3,943              $1,449             $7,895           $4,591
Wealth Management                                              704                 303              1,078              710
Other                                                       (1,713)                861               (996)           2,750
                                               ------------------------------------------------------------------------------
Total                                                      $ 2,934              $2,613             $7,977           $8,051
                                               ==============================================================================


Interest expense

     Interest expense in the third quarter and nine months ended September 30, 2001 was $623,000 and $937,000, respectively, compared to none in the 2000 periods. This growth reflects the use of borrowing as described in Note 8.

Income taxes

     Income tax expense increased in the third quarter of 2001 to $824,000 from $38,000 in the third quarter of 2000 due to increased earnings. The income tax expense in the first nine months of 2001 was $767,000 compared to a benefit of $332,000 in the same period of 2000. The 2001 income tax calculation includes the earnings of Scottish Re, Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. and Dublin. The tax expense in the third quarter and the benefit in the first nine months of 2000 are related to the earnings of Scottish Re only and are offset by a release of valuation allowances related to capital loss carry-forwards.

Minority interest

     Minority interest income represents the minority owner's share of the loss recorded by Scottish Crown in the first six months of 2001. In July 2001, we acquired the 49.99% of Scottish Crown that we did not own.

Financial Condition

Investments

     General Re - New England Asset Management, Inc. manages the portion of our investment portfolio that we control; it excludes the assets classified as Funds withheld at interest and Other investments. Our investment guidelines are designed to diversify this portfolio and maximize investment income while limiting risk in an asset-liability management, enterprise context. At September 30, 2001, the portfolio had an average quality rating of A+, an average effective duration of 3.2 years and an average book yield of 6.68%.
This compares with an average quality rating of AA-, an average effective duration of 2.6 years and an average book yield of 7.24% respectively at December 31, 2000.

     The reduction of average quality to A+ leaves the portfolio quality above those of most customers and competitors and has permitted us to sustain higher yields on fixed rate assets and wider spreads on floating-rate assets. The decline in average book yield was the result of offsetting trends. Yield on floating-rate investments and cash decreased due to a steep decline in LIBOR. These floating-rate assets were largely matched by floating-rate liabilities, on which the cost of funds declined by a similar amount. As a result, spreads earned between floating-rate assets and floating rate liabilities has held up well. On the fixed rate portion of the portfolio, the average book yield was 7.21% at September 30, 2001 compared with 6.68% at September 30, 2000 and 7.12% at December 31, 2000.

     Asset duration increased during 2001 because of the change in mix of fixed and floating rate liabilities: the combination of the $185.7 million recapture (see General) and the $67.7 million in borrowings (see Note 8) reduced floating-rate liabilities by a net of $118.0 million; new reinsurance treaties were all fixed rate. Our policy is to maintain asset durations close to the targets most suitable for the liabilities on both enterprise and sub-portfolio levels.

     We recognized realized gains on investments of $402,000 during the third quarter and $858,000 in the first nine months of 2001 as compared to realized losses of $115,000 in the third quarter and $260,000 in the first nine months of 2000. At September 30, 2001 the portfolio had unrealized gains of $4.2 million net of tax as compared to unrealized losses of $3.8 million net of tax at December 31, 2000; these amounts are shown on the balance sheet as part of Shareholders' equity entitled Accumulated other comprehensive income. The underlying appreciation of our assets was due primarily to the downtrend in interest rates.

Liquidity and Capital Resources

     Cash flow

     Cash flow from operations for the first nine months of 2001 was $58.9 million compared to $85.4 million in the first nine months of 2000. The decrease in operating cash flow reflects our increased level of commissions paid in respect of new business this year compared to 2000. Our cash flow from operations may be positive or negative in any specific quarter depending on the amount of new life reinsurance business written in the quarter and the level of ceding commissions paid in connection with writing that business offset by the level of renewal premiums earned in the quarter.

     Capital and Collateral

     At September 30, 2001, total capitalization was $258.2 million. We currently have no material commitments for capital expenditures.

     During the period September 17 to 21, 2001 we repurchased 100,000 ordinary shares for a total cost of $1.5 million and an average price of $14.83 including transaction costs.

     During the third quarter of 2001, we paid dividends totaling $0.05 per share or $786,000 for a total of $0.15 or $2.4 million for the first nine months of 2001.

     We have in place a credit facility with a U.S. bank that provides up to $70 million that we can use for a combination of borrowings and outstanding letters of credit. Under the agreement, we may borrow at a rate of 40 basis points over LIBOR. The agreement expires April 30, 2002, but is renewable with the agreement of both parties. As of September 30, 2001, we have outstanding borrowings of $40 million and letters of credit of $255,000 in support of our reinsurance business. The agreement requires that we pledge assets as collateral with a market value not less than 111% of the sum of outstanding borrowing and letters of credit.

     We also have borrowed $27.7 million under a reverse repurchase agreement with a major dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR.

     We believe that we can obtain additional credit capacity on comparable terms and have sufficient pledgable assets available to meet anticipated needs for growth over the next several months. We can also reduce our borrowings by selling securities to create additional availability as opportunities arise.

Subsequent Event

     On August 6, 2001, we agreed to acquire World-Wide Holdings Limited and its wholly owned subsidiary, World-Wide Reassurance Company Limited (together, "World-Wide") from Pacific Life Insurance Company ("Pacific Life") for $78 million in newly issued Ordinary Shares of our stock. World-Wide is a specialty life reinsurance company headquartered in Windsor, England and conducting business throughout the world. As a result of the transaction, Pacific Life will become our largest shareholder with ownership of approximately 22% of our outstanding Ordinary Shares after the transaction is completed. The transaction is subject to the approval of our shareholders, as well as various regulatory authorities. On October 22, 2001 we filed a preliminary proxy statement with the Securities and Exchange Commission ("SEC") in connection with an Extraordinary General Meeting of Shareholders, which is scheduled to take place on December 14, 2001. On October 24, 2001 we received notification from the Financial Services Authority in the United Kingdom that it has no objection to us becoming a controller of World-Wide. On November 9, 2001 we filed the definitive proxy statement, as amended, with the SEC in connection with the Extraordinary General Meeting. We expect that this transaction will close before the end of our fiscal year.

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

Not applicable

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

          (a) Exhibits. The following Exhibits are filed as part of this Form 10-Q:

          10.1 Share Purchase Agreement by and between Scottish Annuity & Life Holdings, Ltd. and Pacific Life Insurance Company, dated as of August 6, 2001. (Incorporated by reference from the Company's report on Form 8-K, filed on August 9, 2001.)

          (b) Reports on Form 8-K. The following reports on Form 8-K were filed during the three-month period ended September 30, 2001.

             The Company filed a report on Form 8-K on August 9, 2001 to report under Item 5 (Other events) that it had signed an agreement to acquire all of the shares of World-Wide Holdings Limited and its wholly owned subsidiary World-Wide Reassurance Company Limited from Pacific Life Insurance Company.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                         SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: November 9, 2001                   By: /s/ Michael C. French

                                             Michael C. French
                                             Chief Executive Officer


Date: November 9, 2001                   By: /s/ Scott E. Willkomm

                                             Scott E. Willkomm
                                             President & Chief Financial Officer
                                             (Principal Financial Officer and
                                             Principal Accounting Officer)