Form 10-K405
period 2001-12-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2002-03-05
CIK 1064122

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

                   FOR ANNUAL AND TRANSITION REPORTS PURSUANT
         TO SECTIONS 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

   /X/     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001
   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
           SECURITIES EXCHANGE ACT OF 1934

                FOR THE TRANSITION PERIOD FROM       TO

                    COMMISSION FILE NUMBER 0-29788

                            ------------------------

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

             (Exact Name of Registrant as Specified in Its Charter)

             CAYMAN ISLANDS                                  98-0362785
    (State or Other Jurisdiction of             (I.R.S. Employer Identification No.)
     Incorporation or Organization)

        CROWN HOUSE, THIRD FLOOR
          4 PAR-LA-VILLE ROAD
         HAMILTON HM12, BERMUDA                            NOT APPLICABLE
(Address of Principal Executive Office)                      (Zip Code)

       REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE: (441) 295-4451

          SECURITIES REGISTERED PURSUANT TO SECTION 12(B) OF THE ACT:

            TITLE OF EACH CLASS               NAME OF EACH EXCHANGE ON WHICH REGISTERED
            -------------------               -----------------------------------------
ORDINARY SHARES, PAR VALUE $0.01 PER SHARE             NEW YORK STOCK EXCHANGE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(G) OF THE ACT:
                                      NONE

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. /X/

    The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 28, 2002 was $246,663,887.

    As of February 28, 2002, Registrant had 20,144,956 ordinary shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Items 10, 11, 12 and 13 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2002 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2001.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

PART I                                                                         1

Item 1:      BUSINESS....................................................      1

Item 2:      PROPERTY....................................................     28

Item 3:      LEGAL PROCEEDINGS...........................................     28

Item 4:      SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......     29

PART II                                                                       30

Item 5:      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               SHAREHOLDER MATTERS.......................................     30

Item 6:      SELECTED FINANCIAL DATA.....................................     31

Item 7:      MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
               AND RESULTS OF OPERATIONS.................................     32

Item 7A:     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
               RISK......................................................     45

Item 8:      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     48

Item 9:      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
               AND FINANCIAL DISCLOSURE..................................     48

PART III                                                                      48

Item 10:     DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............     48

Item 11:     EXECUTIVE COMPENSATION......................................     48

Item 12:     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT................................................     48

Item 13:     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     48

PART IV                                                                       49

Item 14:     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
               FORM 8-K..................................................     49

SIGNATURES...............................................................     79

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

    Scottish Annuity & Life Holdings, Ltd., which we call Scottish Holdings, is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Through our operating subsidiaries, we are engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as life reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as wealth management.

    We have operating companies in Bermuda, the Cayman Islands, Ireland, the United Kingdom and the United States. Our flagship subsidiaries, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are each rated "A- (excellent)" for financial strength by A.M. Best Company, "A (strong)" for financial strength by Fitch Ratings, "A3 (good)" for financial strength by Moody's and "A- (strong)" for financial strength by Standard & Poor's. These ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

    We have grown to be one of the 20 largest life reinsurers serving the U.S. market (based on the amount of new life reinsurance business assumed in 2000) since our formation in 1998. In addition, on December 31, 2001, we expanded our business outside of North America by acquiring World-Wide Holdings Limited, which we call World-Wide Holdings, and its subsidiary, World-Wide Reassurance Company Limited, which we call World-Wide Reassurance, from Pacific Life Insurance Company in exchange for 4,532,380 (approximately 22.5%) of our ordinary shares.

    World-Wide Reassurance, formed in 1964, is a U.K.-based reinsurer of group life insurance, individual life insurance, airline pilot "loss of license" insurance and certain dread disease indemnity insurance business in Asia, Europe, Latin America, the Middle East and North Africa. World-Wide Reassurance is rated "A- (excellent)" for financial strength by A.M. Best, "A- (strong)" for financial strength by Fitch and "A- (strong)" for financial strength by Standard & Poor's.

    As of December 31, 2001, including World-Wide Holdings, we had consolidated assets of $2.2 billion and consolidated shareholders' equity of $331.3 million. As of December 31, 2001, World-Wide Holdings had assets of $164.5 million and shareholders' equity of $51.0 million.

OUR BUSINESS

LIFE REINSURANCE

    Reinsurance is an arrangement under which an insurance company known as the reinsurer agrees in a contract called a treaty to assume specified risks of another insurance company known as the ceding company. The reinsurer may assume all or a portion of the insurance underwritten by the ceding company. In exchange for assuming the risks of the ceding company, the reinsurer receives some or all of the premium and, in certain cases, investment income derived from the assets supporting the reserves of the reinsured policies. Reinsurance permits primary insurers to diversify their risks over larger pools of risks, and to write insurance policies in amounts larger than they are willing or able to retain. Also, reinsurers have the ability to structure treaties that allow the ceding companies to achieve other business and financial objectives such as:

    - decreasing the volatility of their earnings,

    - improving their capital position by reducing the financial strain associated with new business production or by increasing their risk-based capital ratio,

    - entering new lines of business and offering new products, and

    - exiting discontinued lines of business.

    In addition, reinsurers may also purchase reinsurance, or "retrocession" coverage, to limit their own risk exposure.

    We have two categories of life reinsurance products, which we call Traditional Solutions and Financial Solutions.

    - TRADITIONAL SOLUTIONS. In our Traditional Solutions business, we reinsure the mortality risk on life insurance policies written by primary insurers. This business is often referred to as traditional life reinsurance. We write our Traditional Solutions business predominantly on an automatic basis with respect to newly written life insurance policies. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty. In the North American market, our direct sales force targets the top 60 life insurance companies. These companies are responsible for originating over 80% of all term life insurance written in that market. World-Wide Reassurance offers traditional life reinsurance products outside of North America, focusing primarily on the reinsurance of short-term, group life policies in niche market sectors and accepts retrocessions from reinsurers in North America.

    - FINANCIAL SOLUTIONS. In our Financial Solutions business, we offer reinsurance solutions that improve the financial position of our clients by increasing their capital availability and statutory surplus. This business is often referred to as financial reinsurance. These solutions include contracts under which we assume the investment and persistency risks of existing, as well as newly written, blocks of business. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase.

    The traditional life reinsurance industry has experienced significant growth over the past several years. According to an industry survey, the face amount of traditional life reinsurance assumed in the United States has grown from approximately $261 billion in 1995 to approximately $985 billion in 2000, a 30% compounded annual growth rate. During the same period, the face amount of life insurance written in the United States has grown from approximately
$1.1 trillion in 1995 to approximately $1.8 trillion in 2000, a 10% compounded annual growth rate.

    According to the same survey, the face amount of U.S. financial reinsurance assumed has also grown significantly, increasing from approximately $68 billion in 1995 to approximately $157 billion in 2000, a compounded annual growth rate of 18%.

    We believe that the following trends have contributed and will continue to contribute to the increasing demand for life reinsurance and increased business opportunities for us:

    - CONSOLIDATION IN THE LIFE INSURANCE INDUSTRY. Consolidation in the life insurance industry may create opportunities for life reinsurers. Life reinsurers provide financial reinsurance to help acquirors finance the cash portion of an acquisition, and we expect that additional consolidation in the life insurance business may result in incremental opportunities for life reinsurers. In addition, in the context of an acquisition, an acquiror may focus on the most promising lines of business and divest non-core lines of business through reinsurance.

    - CONSOLIDATION IN THE LIFE REINSURANCE INDUSTRY. The number of merger and acquisition transactions within the U.S. life reinsurance industry has increased in recent years. The consolidation of the life reinsurance industry has reduced the amount of life reinsurance capacity available and caused primary insurers to be exposed to concentrated counter-party risk with the larger consolidating reinsurers. We believe that consolidation will continue and ceding companies will reinsure a portion of their business with smaller reinsurers like us in order to reduce their counter-party risk.

    - INCREASED CAPITAL SENSITIVITY. We believe that insurance companies are now more focused on capital efficiency and return on capital than in the past. As a result, primary insurers are increasingly utilizing the outside capital provided by reinsurance to help finance growth and to free up capital to pursue new businesses. We believe that the demutualization of life insurance companies contributes to this trend as these newly publicly traded companies are motivated to improve their operating performance for their investor base.

    - FLIGHT TO QUALITY. Particularly in the wake of the terrorist attacks in the United States on September 11, 2001, we believe that ceding companies are increasingly focused on the financial strength ratings of their reinsurers, as well as the aggregate amount of capital maintained by their reinsurers.

    - EXPANDING OVERSEAS MARKETS. We believe that the trends described above in the North American market are also influencing the reinsurance industry throughout the world. In addition, we believe there are increasing opportunities in markets such as Asia, Europe, Latin America, the Middle East, and North Africa, where the life reinsurance industry is either developing or expanding.

    - CHANGING DEMOGRAPHICS. We expect that the increasing number of "baby boomers" reaching middle and late middle age will increase the demand for products which address retirement planning, estate planning and survivorship issues. In addition, we believe that longer life expectancies and the reduction in government and employer sponsored benefit programs will increase the demand for life insurance and annuities. We expect this increased demand for insurance to increase demand for reinsurance products.

WEALTH MANAGEMENT

    Our variable life insurance and variable annuity products offer high net worth clients the benefits of investment-oriented insurance products for use in tax and estate planning. Offering our products from companies based in Bermuda and the Cayman Islands provides us greater flexibility in structuring these products. We receive fee income based on the assets associated with our products. Our products are targeted towards high net worth individuals and families who generally have a liquid net worth of more than $10 million. The wealth management business requires relatively little capital and we believe that it generates a stable source of fee income. We expect that the market for products aimed at high net worth individuals and families will expand as the number of high net worth individuals needing tax and estate planning services and expertise grows.

OUR STRATEGY

    Our strategy is to use our experience and structural advantages to focus on life reinsurance and insurance products where we can deliver specialized advice and products to our customers. We plan to increase the value of our franchise by focusing on the following:

    - EXPANDING THE SIZE AND DEPTH OF OUR REINSURANCE CLIENT BASE. We will continue to expand our core U.S. business by attempting to gain a larger share of the U.S. life reinsurance market both by adding new clients and expanding the business relationships with existing clients. In addition, we may pursue selected strategic acquisitions of other life reinsurance businesses.

    - BUILDING OUR WEALTH MANAGEMENT BUSINESS. We will continue to increase our separate account assets by increasing the number of wealth management clients and expanding our business into select European markets.

    - INCREASING OUR FEE INCOME. We will continue to increase our fee income from both life reinsurance transactions and our wealth management business.

    - ENHANCING OUR FINANCIAL STRENGTH. We will continue to enhance our capital position and financial strength to meet the security needs of our customers and the capital requirements of rating agencies. Also, by enhancing our financial strength and capital resources, we would expect to have opportunities to participate in reinsurance transactions in which we might not be currently eligible to participate. We also expect that enhancing our financial position will allow us to reduce our cost of, and improve our access to, captial.

    - CAPITALIZING ON OUR REINSURANCE EXPERIENCE. We will continue to focus our marketing efforts on products that allow us to capitalize on the extensive experience of our management and key employees.

    - LEVERAGING EFFICIENT OPERATING STRUCTURE AND ORGANIZATIONAL FLEXIBILITY. We will continue to leverage our ability to conduct business in multiple jurisdictions, which provides us with a flexible and efficient operating platform. Moreover, as we grow our businesses and leverage the capabilities of our corporate infrastructure, we expect to improve our operating margins.

    - GROWING OUR OVERSEAS BUSINESS. We will leverage the specialized knowledge and established relationships of World-Wide Reassurance to continue our growth in the less competitive markets outside of North America.

PRODUCTS OFFERED

LIFE REINSURANCE

    We reinsure a broad range of life insurance and annuity products. Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed immediate annuities, fixed deferred annuities and variable annuities. In addition, we reinsure and may issue directly institutional annuity-type products such as funding agreements, guaranteed investment contracts, and pension termination and structured settlement annuities.

    For these products, we write reinsurance generally in the form of yearly renewable term, coinsurance or modified coinsurance. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In a coinsurance or modified coinsurance arrangement, we generally share proportionately in all material risks inherent in the underlying policies including mortality, lapses and fluctuations in investments. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance with respect to ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.

    Our reinsurance treaties are written predominantly on an automatic basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to us. The reinsurance may be solicited directly by us or through reinsurance intermediaries and may be written on either:

    - a proportional basis under which a specified percentage of each risk in the reinsured class of risk is assumed by us from the ceding company, along with our portion of the underlying premiums in proportion to such assumed risk; or

    - an excess of loss basis under which we indemnify the ceding company, up to a contractually-specified amount, for a portion of claims exceeding a specified retention amount, in consideration of non-proportional premiums being paid.

    In order to diversify our mortality exposure, we seek to limit our consolidated retained exposure under life policies to no more than $500,000 per life.

    Our reinsurance treaties may provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business and typically involves the payment of a recapture fee to us. Nevertheless, we may need to liquidate substantial assets in order to return the assets supporting the reserves to the ceding company, and we may also have to accelerate the amortization of unamortized deferred acquisition costs associated with the recaptured business, which would reduce our earnings.

    The potential adverse effects of recapture rights are mitigated by the following factors:

    - By recapturing reinsurance, ceding companies increase the amount of risk they retain.

    - Ceding companies generally must recapture all of the policies reinsured under a treaty once a recapture is undertaken.

    - We price our treaties with the goal of achieving our target return before the recapture date.

WEALTH MANAGEMENT

    Our wealth management business consists of the issuance of variable life insurance policies and variable annuities and similar products to high net worth individuals and families. Variable insurance products are often used in connection with estate and investment planning strategies. Premiums, net of expenses, paid by the policyholder with respect to our variable products are placed in a separate account for the benefit of the policyholder. We invest premiums in each separate account with one or more investment managers, some of whom the policyholder may recommend and all of whom are appointed by us in our sole discretion. The policyholder retains the benefits of favorable investment performance, as well as the risk of adverse investment results. Assets held in the separate accounts are generally not subject to the claims of our general creditors. We do not provide any investment management or advisory services directly to any individual variable life or variable annuity policyholder.

    Variable life insurance policies provide tax-deferred appreciation of the assets in the separate account. These policies also provide a death benefit and, if properly structured, may also permit loans against the value of the policy's assets. Death benefit payments are generally not subject to U.S. income tax. Our minimum initial premium for a variable life insurance policy is $2 million.

    Variable annuities provide tax-deferred appreciation of the assets in the separate account until funds are withdrawn or annuity payments begin. There is no additional death benefit provided by a variable annuity. Our minimum initial premium deposit for a variable annuity is $1 million and additional premium deposits may be made.

    Our revenues earned from these policies consist of insurance and administrative fees assessed against the assets in each separate account.

    Our variable products do not guarantee investment returns.

WORLD-WIDE REASSURANCE

    World-Wide Reassurance specializes in the reinsurance of risks such as group life insurance, individual life insurance, airline pilot "loss of license" insurance, and to a lesser extent certain dread disease indemnity insurance. Group life reinsurance represents the majority of World-Wide Reassurance's portfolio of business. Most of the business underwritten by World-Wide Reassurance is short-term business.

    World-Wide Reassurance's strategy is to target customers in developing markets as well as selected developed markets. These developing markets include Asia, Latin America, the Middle East, North Africa and Southern and Eastern Europe. In more developed markets, World-Wide Reassurance targets "niche" market sectors that require a high degree of knowledge and experience. World-Wide Reassurance's customers typically do not have the ability to analyze and price the risk assumed and, therefore, rely on World-Wide Reassurance's reinsurance experience. World-Wide Reassurance also accepts retrocessions of life reinsurance from ceding reinsurers in the United States. We believe that the strategies of World-Wide Reassurance allow it to obtain reinsurance business on more favorable terms than are available in the large, mature markets of North America and Western Europe.

    World-Wide Reassurance's core market is the Middle East, where it has been active since the early 1990s. For the year ended September 30, 2001, approximately 23% of World-Wide Reassurance's total premiums earned originated from Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and the United Arab Emirates. World-Wide Reassurance writes a majority of its business in the Middle East on a facultative basis, meaning that it reinsures specifically identified risks or pools of risks as opposed to all risks of a specified type. This business, on average, is renewable every year, although contracts with World-Wide Reassurance's largest account in the Middle East region cover a period of three years. In addition, World-Wide Reassurance has developed a database of the mortality and morbidity experience in the Middle East.

    In Latin America, World-Wide Reassurance does business primarily in Argentina, Columbia and Peru, and to a lesser extent in Chile and Ecuador. In Asia, World-Wide Reassurance's target niche market is in Japan, which is experiencing the development of small affinity group mutual organizations known as KYOSAI, as a parallel sector to large insurance companies.

    World-Wide Reassurance has also developed a niche business in the United Kingdom. World-Wide Reassurance reinsures airline pilot "loss of license" coverage, which entails the payment of lump sum benefits if a pilot loses his license for medical reasons, as well as temporary benefits for the period of time during which the pilot is grounded and waiting for the results of the medical examination. World-Wide Reassurance is also one of the largest reinsurers of life insurance coverage for police forces in the United Kingdom.

MARKETING

LIFE REINSURANCE

    In our life reinsurance business, we market to North American life insurance and life reinsurance companies. We also target institutions, such as pensions plans, that have life insurance-related risks and that we believe would benefit from our reinsurance products based on our analysis of publicly available information and other industry data. Where permitted by law, we actively market our reinsurance products primarily on a direct basis. We also seek to capitalize on the relationships developed by our executive officers and marketing staff with members of the actuarial profession and senior insurance company executives, at both primary insurers and other reinsurers. Finally, we work with reinsurance intermediaries, brokers and consultants who are engaged in obtaining reinsurance on behalf of their clients.

    World-Wide Reassurance markets its products through international brokers and its own marketing staff to international life insurance and life reinsurance companies. Although most of its business is transacted through brokers, World-Wide Reassurance's marketing staff maintains relationships with reinsurance clients through regular visits to clients throughout its territories.

WEALTH MANAGEMENT

    In our wealth management business, we seek to write variable life insurance and variable annuity products for high net worth individuals and families with at least $10 million of liquid net worth. Because we offer variable products that we believe comply with U.S. Internal Revenue Code requirements for insurance products, we typically insure U.S. persons, individuals with U.S. beneficiaries or non-U.S. persons with a U.S. tax presence. Because our non-U.S. insurance subsidiaries are not licensed to conduct insurance business in any jurisdiction in the United States, we cannot utilize traditional life insurance marketing channels such as agents, nor can we use mail-order or other direct-marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, we rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in Europe and the United States to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken on our behalf in the United States.

RISK MANAGEMENT

LIFE REINSURANCE

    We bear five principal classes of risk in our life reinsurance products:

    - mortality risk,

    - investment risk,

    - persistency risk,

    - expense risk, and

    - counter-party risk.

    Mortality risk is the risk that death claims exceed what we expect. A greater frequency or higher average size of death benefits than we expected can cause us to pay greater death benefits, adversely affecting our profitability. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, sporadic timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting our profitability in that period. We address these risks through selection, diversification and retrocession. We analyze each block of business based on an evaluation of the ceding company's history, management, target market, products and underwriting criteria relative to the industry. We target primarily first dollar quota share pools of top producing direct writing companies so that we participate proportionately with other reinsurers on all of the ceded risks. In addition, we diversify our risks by participating in annuity and disability products in the payout stage where the mortality risk is the risk of later, rather than earlier, deaths than expected. A mix of these products with life products can help offset general trends in population mortality. We mitigate our risk of exposure to any one block of business or any one individual life by limiting our share to generally 20-25% in any one pool. We further address the risk of any one large claim by utilizing retrocession above our retention of $500,000 per life.

    Our investments, which primarily consist of fixed income securities, are subject to market value, reinvestment and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates.

    We analyze the potential results of a transaction, including the cash flows of the liabilities and of the related assets and any risk mitigation measures, and we price transactions to cover our costs, including estimated credit losses, and earn a desirable risk-adjusted return under various scenarios. Although we have not done so in the past, we may use interest rate swaps and other hedging instruments as tools to mitigate these risks. We may also retrocede some risks to other reinsurers.

    Persistency risk is the risk that policyholders maintain their policies for either longer or shorter periods than expected. Persistency can be affected by surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder and lapses are the termination of the policy due to non-payment of the premium. Surrenders usually involve the return of the policy's cash surrender value to the policyholder. The risk is that actual persistency is significantly different from the persistency we assumed in pricing. Persistency significantly higher than priced for can cause us to pay greater than expected death benefits in future years, adversely impacting our profitability. Persistency significantly lower than priced for can cause our deferred acquisition costs to be unrecoverable, possibly causing a loss recognition that would adversely impact our profitability. For policies with cash surrender benefits, surrenders significantly greater from expected will also cause increased liquidity risk. We address these risks through diversification and surrender charges.

    Expense risk is the risk that actual expenses will be higher than those covered in pricing. The risk is that expenses per policy reinsured are higher as a result of a lower number of policies than anticipated, or that our operations are less efficient than anticipated. We address this risk through the use of automation, bulk reporting and management of general expenses.

    Counter-party risk is the risk that retrocessionaires will be unable to pay claims as they become due. We limit and diversify our counter-party risk by spreading our retrocession over a pool comprised of six highly rated retrocessionaires. Our underwriting guidelines provide that any retrocessionaire to whom we cede business must have a financial strength rating of at least "A-" or higher from A.M. Best or an equivalent rating by another major rating agency. However, even if a retrocessionaire does not pay a claim submitted by us, we are still responsible for paying that claim to the ceding company.

WEALTH MANAGEMENT

    The four principal risks associated with our wealth management business are:

    - mortality risk,

    - counter-party risk,

    - persistency risk, and

    - expense risk.

    Since we do not have the direct investment risks associated with our wealth management products, the principal risk in our variable life insurance business is mortality risk. The death benefits provided by our variable life insurance policies vary based on the investment return of the underlying separate account assets invested by the investment managers. The difference between the value of the assets in the underlying separate account and the policy's stated death benefit, known as the "net amount at risk," represents a general liability of the insurance subsidiary. Mortality risk tends to be more stable when spread across large numbers of insureds. We expect that our variable life insurance policies will have relatively large face amounts and will be held by a relatively small number of policyholders. Consequently, our associated mortality risk exposure will be greater in the aggregate, and our probability of loss less predictable, than an insurer with a broader risk pool. Therefore, pursuant to our underwriting guidelines, we reinsure substantially all of the mortality risk associated with our variable life insurance business with highly rated reinsurers and accordingly rely upon our reinsurers' obligation and ability to pay death claims. The counter-party risk is that one or more of our reinsurers may fail to pay a reinsured death claim under a variable life insurance policy.

INVESTMENT PORTFOLIO

GENERAL

    Our general account investment portfolio consists of investments and cash and cash equivalents, which we control, and funds withheld at interest, which are associated with modified coinsurance agreements. In modified coinsurance transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company.

    The portfolio that we control consists primarily of investment-grade fixed income securities and cash. We seek to generate attractive levels of investment income while limiting exposure to risks of changing interest rates, excess default experience and adverse changes in asset values. A third party investment manager manages the portfolio. Although we retain control over asset-liability management, investment policy and strategy, compliance and evaluation of results, we may not be able to effectively manage investment results and risks in an asset-liability context, which could adversely affect our ability to support our businesses, our results of operations and our financial condition.

INVESTMENT OVERSIGHT

    Our Board of Directors and its Finance and Investments Committee review our investment portfolio and the performance of our investment manager. In addition, our Board of Directors approves changes in the investment policy proposed by management and oversee compliance with the investment policy. Our Board of Directors can approve exceptions to our investment policy and periodically reviews our investment policy in light of prevailing market conditions. The investment manager and our investment policy may be changed from time to time as a result of such reviews.

INVESTMENT POLICY

    Our investment policy includes limits requiring diversification by asset class, fixed income sector and single issuers and limits exposure to lower-rated securities. It also limits reinvestment risk and requires effective asset-liability management processes including the maintenance of adequate liquidity to meet potential cash outflows.

    We are exposed to three primary sources of investment risk on fixed income investments: market value, reinvestment and liquidity risk. Market value risk is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets, a change in the prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment. Reinvestment risk is the risk that interest rates will decline and funds reinvested will earn less than expected. Liquidity risk is the risk that liabilities are surrendered or mature sooner than anticipated, requiring us to sell assets at an undesirable time to provide for policyholder surrenders or withdrawals.

    We manage these risks through industry and issuer diversification, overall limits on the amounts of credit risk taken and asset-liability management, which we refer to as ALM. Our primary ALM practices include:

    - modeling the cash flows necessary to service each existing and newly written reinsurance liability by considering various interest rate scenarios;

    - targeting new investments with cash flows suitable for new and existing liabilities;

    - evaluating and quantifying the risks to earnings and the economic value of shareholders' equity created by gaps between the projected cash flows from existing assets and those required by in-force liabilities;

    - reducing the risks caused by mismatches by opportunistically buying matching new investments; and

    - using interest rate swaps, futures, and other financial instruments to hedge significant risks that occur during the investment origination process and that may remain in our in-force asset-liability configuration.

    We may use foreign denominated securities to manage currency risk if the related reinsurance transaction has a foreign currency component. We do not currently invest in any derivative securities, but we may enter into interest rate swaps, futures, forwards and other hedging transactions to manage our risks. We will use derivatives only to manage interest rate risk rather than as a speculative investment.

INVESTMENT MANAGERS

    As of December 31, 2001, General Re-New England Asset Management, Inc., which we refer to as NEAM, managed the portion of our investment portfolio that we control. We may engage other managers to manage some or the entire portfolio in the future. When we enter into modified coinsurance transactions, the assets are held and managed by the ceding company for our account in accordance with contractually agreed upon standards. Historically, World-Wide Holdings has managed its investment portfolio internally.

COMPETITION AND RATINGS

    Competition in the life reinsurance industry is based on price, financial strength ratings, reputation, experience, relationships and service. Because we currently rely on a small but growing number of clients in both our life reinsurance and wealth management businesses and expect to continue to do so for the near future, we are more susceptible to the adverse effects of competition than life reinsurers with larger client bases.

    Our wealth management products primarily compete with those issued by U.S. life insurance companies. We believe that the most important competitive factor affecting the marketability of our products is the degree to which these products meet customer expectations, in terms of low expenses, returns (after fees and expenses), flexibility and customer service. Many companies offering these products are significantly larger, have longer operating histories, have more extensive distribution capability and have access to greater financial and other resources than we do.

    Insurance ratings are used by prospective purchasers of insurance policies, insurers and reinsurance intermediaries in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Our flagship subsidiaries Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are rated "A- (excellent)" for financial strength by A.M. Best, "A (strong)" for financial strength by Fitch, "A3 (good)" for financial strength by Moody's and "A- (strong)" for financial strength by Standard & Poor's. World-Wide Reassurance is rated "A- (excellent)" for financial strength by A.M. Best, "A- (strong)" for financial strength by Fitch and "A- (strong)" for financial strength by Standard & Poor's. Our Bermuda insurance companies are unrated. A downgrade in the ratings of our insurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.

    A.M. Best assigns an "A- (excellent)" rating to companies that have, in its opinion, on balance, excellent balance sheet strength, operating performance and business profile, as well as a strong ability to meet their ongoing obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from "A++ (superior)" to "F (in liquidation)." "A- (excellent)" is the fourth highest designation of A.M. Best's 16 rating levels. Fitch assigns an "A (strong)" or "A- (strong)" rating to companies that it characterizes as having, in its opinion, strong capacity to meet policyholder and contract obligations and moderate risk factors and where the impact of any adverse business and economic factors is expected to be small. Fitch's insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." "A (strong)" is the third highest and "A- (strong)" is the fourth highest of Fitch's 12 rating levels. Moody's assigns an "A3 (good)" rating to companies that offer, in its opinion, good financial security, but possess elements that suggest a susceptibility to impairment sometime in the future. Moody's long term insurance financial strength ratings range from "Aaa (exceptional)" to "C (lowest)." "A3
(good)" is the ninth highest designation of Moody's 27 rating levels.
Standard & Poor's assigns an "A- (strong)" rating to companies that have, in its opinion, a strong capacity to meet financial commitments, but are somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than insurers with higher ratings. Standard & Poor's insurer financial strength ratings range from "AAA (extremely strong)" to "R (under regulatory supervision)." "A- (strong)" is the seventh highest designation of Standard & Poor's 23 rating levels.

EMPLOYEES

    As of February 28, 2002, we employed approximately 100 full time employees.

REGULATION

GENERAL U.S. STATE SUPERVISION

    Various state insurance departments enforce insurance and reinsurance regulation. The extent and nature of regulation varies from state to state. Scottish Re (U.S.), Inc. is a Delaware-domiciled reinsurer, which is licensed, accredited, approved or authorized to write reinsurance in 46 states and the District of Columbia.

INSURANCE HOLDING COMPANY REGULATION

    Scottish Holdings and Scottish Re (U.S.), Inc. are subject to regulation under the insurance holding company laws of Delaware and, as a result of Pacific Life's share ownership, California. The insurance holding company laws and regulations vary from state to state, but generally require insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between Scottish Re
(U.S.), Inc. and its affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the Delaware and/or California state insurance departments. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Delaware, the jurisdiction in which Scottish Re
(U.S.), Inc. is domiciled, provides that, unless the prior approval of the state insurance commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations for the prior year.

    State insurance holding company laws also require prior notice or state insurance department approval of changes in control of an insurer or reinsurer or its holding company. The insurance laws of Delaware provide that no corporation or other person may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state insurance commissioner. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Delaware insurance commissioner prior to such acquisition.

    In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Scottish Re (U.S.), Inc. or any of its U.S. insurance subsidiaries may require prior notification in the states that have adopted pre-acquisition notification laws.

U.S. REINSURANCE REGULATION

    Scottish Re (U.S.), Inc. is subject to insurance regulation and supervision that in many respects is similar to the regulation of licensed primary insurers. Generally, state regulatory authorities monitor compliance with, and periodically conduct examinations regarding, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes. However, in contrast with primary insurance policies, which are regulated as to rate, form, and content, the terms and conditions of reinsurance agreements are generally not subject to regulation by state insurance regulators.

    Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 46 states and the District of Columbia. The ability of any primary insurer to take credit for the reinsurance placed with reinsurers is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. Credit is usually granted when the reinsurer is licensed, accredited, approved or authorized to write reinsurance in the state where the primary insurer is domiciled. In addition, many states allow credit for reinsurance ceded to a reinsurer if the reinsurer is licensed in another jurisdiction and meets certain financial requirements, or if the primary insurer is provided with collateral in the form of letters of credit, trusts, "funds withheld" or modified coinsurance contracts, to secure the reinsurer's obligations.

U.S. REINSURANCE REGULATION OF OUR NON-U.S. REINSURANCE SUBSIDIARIES

    Our non-U.S. reinsurance subsidiaries also assume reinsurance from primary U.S. insurers. In order for primary U.S. insurers to obtain financial statement credit for the reinsurance obligations of our non-U.S. reinsurers, our non-domestic reinsurers must satisfy reinsurance requirements. Non-U.S. reinsurers that are not licensed in a state generally may become accredited by filing certain financial information with the relevant state commissioner and maintaining a U.S. trust fund for the payment of valid reinsurance claims. In addition, unlicensed and unaccredited reinsurers may secure the U.S. primary insurer with funds equal to its reinsurance obligations in the form of cash, securities, letters of credit or reinsurance trusts.

U.S. INSURANCE REGULATION OF OUR NON-U.S. INSURANCE SUBSIDIARIES

    Our non-U.S. insurance subsidiaries are not licensed to conduct insurance business in any jurisdiction in the United States. Therefore, they cannot utilize traditional life insurance marketing channels such as agents, nor can we use mail-order or other direct marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, they rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States and Europe to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken in the United States. In addition, policy solicitation, issuance and servicing must occur outside of the United States.

NAIC RATIOS

    The National Association of Insurance Commissioners, which we refer to as the NAIC, has developed a set of financial relationships or tests known as the NAIC Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A second set of confidential ratios, called Financial Analysis Solvency Tracking System, "FAST," are also used for monitoring. Insurance companies generally submit data quarterly to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." If an insurance company's results vary significantly from expected ranges, regulators may make further inquiries. Regulators have the authority to impose remedies ranging from increased monitoring to certain business limitations to various degrees of supervision. Our U.S. reinsurance subsidiary is not currently subject to increased regulatory scrutiny based on these ratios.

RISK-BASED CAPITAL

    The Risk-Based Capital for Insurers Model Act, or the Model Act, as it applies to non-life insurers and reinsurers, was adopted by the NAIC on December 5, 1993. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state insurance regulatory authorities.

    The Model Act provides for four different levels of regulatory actions based on annual statements, each of which may be triggered if an insurer's Total Adjusted Capital, as defined in the Model Act, is less than a corresponding level of risk-based capital, which we call RBC.

    - The Company Action Level is triggered if an insurer's Total Adjusted Capital is less than 200% of its Authorized Control Level RBC, as defined in the Model Act. At the Company Action Level, the insurer must submit a plan to the regulatory authority that discusses proposed corrective actions to improve its capital position.

    - The Regulatory Action Level is triggered if an insurer's Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed.

    - The Authorized Control Level is triggered if an insurer's Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.

    - The Mandatory Control Level is triggered if an insurer's Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

    As of December 31, 2001, the Total Adjusted Capital of Scottish Re (U.S.), Inc. exceeded applicable minimum RBC levels.

THE GRAMM-LEACH-BLILEY ACT

    In November 1999, the Gramm-Leach-Bliley Act of 1999, or the GLBA, was enacted, implementing fundamental changes in the regulation of the financial services industry in the United States. The GLBA permits the transformation of the already converging banking, insurance and securities industries by permitting mergers that combine commercial banks, insurers and securities firms under one holding company, a "financial holding company." Bank holding companies and other entities that qualify and elect to be treated as financial holding companies may engage in activities, and acquire companies engaged in activities, that are "financial" in nature or "incidental" or "complementary" to such financial activities. Such financial activities include acting as principal, agent or broker in the underwriting and sale of life, property, casualty and other forms of insurance and annuities. However, although a bank cannot act as an insurer nor can it own an insurer as a subsidiary in most circumstances, a financial holding company can own any kind of insurer, insurance broker or agent. Under the GLBA, national banks retain their existing ability to sell insurance products in some circumstances.

    Under state law, the financial holding company must apply to the insurance commissioner in the insurer's state of domicile for prior approval of the acquisition of the insurer. Under the GLBA, no state may prevent or restrict affiliations between banks and insurers, insurance agents or brokers. Further, states cannot prevent or significantly interfere with bank or bank subsidiary sales activities. Finally, both bank and bank affiliates can obtain licenses as producers.

    Until the passage of the GLBA, the Glass-Steagall Act had limited the ability of banks to engage in securities-related businesses, and the Bank Holding Company Act had restricted banks from being affiliated with insurers. With the passage of the GLBA, among other things, bank holding companies may acquire insurers, and insurance holding companies may acquire banks. The ability of banks to affiliate with insurers may materially affect our U.S. reinsurance subsidiary's product lines by substantially increasing the number, size and financial strength of potential competitors.

POSSIBLE INITIATIVES RELATING TO THE SEPTEMBER 11TH EVENTS

    The terrorist attacks in the United States on September 11, 2001 are expected to result in significant losses for the insurance and reinsurance industries. Congressional committees have held hearings concerning the effects of these losses on the industry. Various state insurance commissioners have also met to discuss these issues. U.S. insurance associations, congressional leaders and administration officials have been working on proposals for U.S. federal programs to provide insurance or reinsurance coverage for terrorism and/or war risks. In addition, state legislators in several states have stated they intend to introduce legislation that would restrict insurers' ability to exclude or limit coverage for war or terrorism risks.

    We cannot predict what other proposals may be made in connection with or as a result of the September 11th terrorist attacks, what legislation, if any, may be introduced or enacted or what effect any such legislation may have on us.

BERMUDA

    Our Bermuda subsidiaries are subject to regulation under the Bermuda Companies Act of 1981, and our Bermuda insurance subsidiaries are subject to regulation under the Bermuda Insurance Act of 1978, as amended by the Insurance Amendment Act 1995 (which we refer to as the Bermuda Insurance Act), and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act of 1978.

    Under the Bermuda Insurance Act, a Bermuda insurance company carrying on long-term business (which includes the writing of annuity contracts and life insurance policies with respect to human life) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business, except in so far as such payment is made out of surplus certified by the insurer's approved actuary to be available for distribution other than to policyholders. In addition, our Bermuda subsidiaries are authorized by private acts of the Bermuda Legislature (the Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. Consolidation and Amendment Act 2001 and the Scottish Annuity & Life Insurance Company (Bermuda) Limited Consolidation and Amendment Act 2001, which we refer to as the private acts) to establish separate accounts in respect of one or more life insurance policies or annuity contracts. In the event of an inconsistency between the Insurance Act and the private acts, the terms of the private acts control subject, however, to later amendments of the Insurance Act or other relevant laws. Under the private acts, each insurance subsidiary is permitted to credit to relevant separate accounts such portion of the premiums and other receipts from the related policy or contract, and any property of the insurance subsidiary derived from or purchased with such premiums, as the related policies or contracts stipulate. To the extent provided in the relevant policies or contracts, income, interest or other gains earned from, and any property acquired by, the investing or dealing in the assets of the separate account are credited to the separate account, and all expenses, fees or losses relating to the separate account are charged against the separate account. The assets and property held in the separate account are to be used for the sole purpose of paying any and all claims arising from or under the related policies or contracts, and no other person has any right or interest in such assets. Upon the termination of policies or contracts related to a separate account, and the discharge of obligations under the policies or contracts, the insurance subsidiary may terminate the separate account, and credit any remaining assets or property to its general account. In the event of insolvency of one of our Bermuda subsidiaries, the liquidator is bound to recognize the separate nature of each separate account, and is not empowered to apply property identified as the property of any one separate account to pay the claims of creditors of the insurance company or policyholders other than the policyholder to whom the separate account relates. The private acts also permit the insurance subsidiaries to issue certain securities based on separate accounts that are subject to similar provisions.

CAYMAN ISLANDS

    Our Cayman Islands subsidiaries are subject to regulation as licensed insurance companies under Cayman Islands law. These subsidiaries hold unrestricted Class B insurance licenses under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business. Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. Our subsidiaries are exempt from this requirement.

    In addition, under the Cayman Islands Insurance Law, a Cayman Islands insurance company carrying on long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business. Except in so far as such payments can be made out of any surplus disclosed on an actuarial valuation and certified by an actuary to be distributable otherwise than to policyholders. Every Cayman Islands insurance company carrying on long-term business may establish any number of separate accounts in respect of premiums paid to it to provide (i) annuities on human life and (ii) contracts of insurance on human life, and such respective premiums shall be kept segregated one from the other and independent of all other funds of the Cayman Islands insurer, and, notwithstanding the provisions of any other written law to the contrary, are not chargeable with any liability arising from any other business of the insurer. The scope and the validity of the Cayman Islands law regarding separate accounts has not been tested in the courts of the Cayman Islands.

IRELAND

    Scottish Re (Dublin) Limited has been entitled to carry on insurance business in Ireland since December 2000 and is subject to regulation under the Insurance Act 2000 of Ireland, which requires companies registered in Ireland, other than authorized Insurance companies, to obtain official authorization before they can engage in reinsurance business. Reinsurance companies are not at present subject to a formal solvency supervision; however, the Department of Enterprise, Trade and Employment has the power to order a reinsurance company to cease writing business if it is not satisfied with the manner in which it is conducting its business.

    The principal legislation and regulations governing the insurance activities of Irish insurance companies are the Insurance Acts 1909 to 1990 and a comprehensive network of regulations and statutory provisions empowering the making of regulations.

UNITED KINGDOM

    World-Wide Reassurance is a U.K. insurance company incorporated and registered in England and Wales and subject to regulation and supervision in the United Kingdom under English domestic and European Community law. The Insurance Companies Act of 1982 of the United Kingdom, as amended, imposes solvency and liquidity standards and auditing and reporting requirements on insurance and reinsurance companies organized under English law, and on companies that own such insurance companies, and further grants to the U.K. Financial Services Authority powers to supervise, investigate and intervene in the affairs of insurance companies.

NEW JURISDICTIONS

    If Scottish Holdings or any of our subsidiaries were to become subject to the laws of a new jurisdiction where Scottish Holdings or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

                                  RISK FACTORS

    Investing in our ordinary shares involves a high degree of risk. Potential investors should consider carefully the following risk factors, in addition to the other information set forth in this Form 10-K, prior to investing in our ordinary shares.

                         RISKS RELATED TO OUR BUSINESS

A DOWNGRADE IN THE FINANCIAL RATINGS OF OUR INSURANCE SUBSIDIARIES COULD ADVERSELY AFFECT OUR ABILITY TO COMPETE.

    Ratings are an important factor in attracting business in both our life reinsurance and wealth management businesses. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Our flagship subsidiaries Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re
(U.S.), Inc. are rated "A- (excellent)" for financial strength by A.M. Best, "A (strong)" for financial strength by Fitch, "A3 (good)" for financial strength by Moody's and "A- (strong)" for financial strength by Standard & Poor's. World-Wide Reassurance is rated "A- (excellent)" for financial strength by A.M. Best, "A- (strong)" for financial strength by Fitch and "A- (strong)" for financial strength by Standard & Poor's. A downgrade in the ratings of any one of our insurance subsidiaries could adversely affect its ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.

INADEQUATE RISK ANALYSIS AND UNDERWRITING MAY HAVE AN ADVERSE EFFECT ON OUR FINANCIAL RESULTS.

    Our success depends on our ability to accurately assess and manage the risks associated with the business that we reinsure. We have developed risk analysis and underwriting guidelines, policies, and procedures with the objective of controlling the quality of the business as well as the pricing of the risk we are assuming. Among other things, these processes rely heavily on our underwriting, our analysis of mortality trends and lapse rates, and our understanding of medical improvements and their impact on mortality. If these processes are inadequate or are based on inadequate information, we may not establish appropriate premium rates and our reserves may not be adequate to cover our losses. In addition, we are dependent on the original underwriting decisions made by, and information provided to us by, ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. To the extent actual claims exceed our underlying assumptions, we will be required to increase our liabilities, which will reduce our profits in the period in which we identify the deficiency. We are also subject to similar risks relating to World-Wide Reassurance's business because information provided to World-Wide Reassurance by ceding companies in certain non-U.S. jurisdictions is often less comprehensive than information provided by ceding companies in the United States.

    Reserves are estimates based on actuarial and statistical projections at a given point in time of what we ultimately expect to pay out on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in mortality, morbidity and other variable factors such as persistency, inflation and interests rates. Because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.

    Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and more established loss history. Actual losses and benefits may deviate, perhaps substantially, from estimates of reserves contained in our financial statements. We cannot assure you that our losses and benefits will not exceed our reserves. If our losses and benefits exceed our reserves, our earnings may be significantly and negatively affected.

OUR LIFE REINSURANCE CONTRACTS AND VARIABLE LIFE INSURANCE POLICIES EXPOSE US TO MORTALITY RISK.

    Mortality risk is the risk that death claims may differ from the amount we assumed in pricing our reinsurance contracts and our variable life insurance policies. Mortality experience that is less favorable than the mortality rates that we assumed will negatively affect our net income. Our variable life insurance policies are placed with a relatively small number of high net worth policyholders and provide substantial death benefits. As a consequence, our associated mortality risk exposure is likely to be greater in the aggregate, and its probability of loss less predictable, than that of an insurer with a broader risk pool. Furthermore, with mortality exposure, even if the total benefits paid over the life of the contract do not exceed the expected amount, sporadic timing of deaths can cause us to pay more benefits in a given accounting period than expected, adversely impacting short-term profitability in any particular quarter or year.

IF OUR INVESTMENT STRATEGY IS NOT SUCCESSFUL, WE COULD SUFFER UNEXPECTED LOSSES.

    The success of our investment strategy is crucial to the success of our business. Specifically, we are subject to:

    - market value risk, which is the risk that our invested assets will decrease in value. This decrease in value may be due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

    - reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

    - liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated and that we may have to sell assets at an undesirable time to provide for policyholder surrenders or withdrawals.

Although we attempt to address such risks in product pricing and in establishing policy reserves, we cannot assure you that assets will be properly matched to meet anticipated liabilities or that our investments will provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations.

    In addition, our investment portfolio includes mortgage-backed securities, known as MBSs, and collateralized mortgage obligations, known as CMOs. As of December 31, 2001, MBSs and CMOs constituted approximately 21% of our invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

    Although we have not done so in the past, we may also enter into foreign currency, interest rate and credit derivatives and other hedging transactions in an effort to manage risks. We cannot assure you that we will successfully structure those derivatives and hedges so as to effectively manage these risks. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our business, earnings and financial condition.

    The success of any investment activity is affected by general economic conditions, which may adversely affect the markets for interest-rate-sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected volatility or illiquidity in the markets in which we hold positions could adversely affect us.

IN CERTAIN REINSURANCE CONTRACTS WE DO NOT MAINTAIN CONTROL OF THE INVESTED ASSETS.

    As part of our business we enter into reinsurance agreements on a modified coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2001, approximately $562.4 million of assets were held by ceding companies under modified coinsurance agreements and were recorded under "funds withheld at interest" on our balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company's other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer.

INTEREST RATE FLUCTUATIONS COULD NEGATIVELY AFFECT THE INCOME WE DERIVE FROM THE DIFFERENCE BETWEEN THE INTEREST RATES WE EARN ON OUR INVESTMENTS AND INTEREST WE PAY UNDER OUR REINSURANCE CONTRACTS.

    Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts.

    Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our contracts that reinsure life insurance policies or annuities with cash value components. During periods of rising interest rates, we may be contractually obligated to increase the crediting rates on our contracts that reinsure life insurance policies or annuities with cash value components. We may not, however, have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates under our reinsurance contracts. Although we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, we cannot assure you that changes in interest rates will not affect our interest rate spreads.

    Changes in interest rates may also affect our business in other ways. Lower interest rates may result in lower sales of certain insurance and investment products of our customers, which would reduce the demand for our reinsurance of these products.

THE FEE INCOME WE EARN FROM OUR VARIABLE LIFE INSURANCE AND VARIABLE ANNUITY BUSINESS CAN BE REDUCED BY DECREASES IN THE LEVEL OF ASSETS MAINTAINED IN SEPARATE ACCOUNTS.

    In our variable life insurance and variable annuity business, we generate revenues from fees that are charged as a percentage of the assets in the separate accounts supporting these policies. The level of assets in the separate accounts depends, in part, on the performance of the underlying investments, early withdrawals and death claims. If the asset values in these accounts decline, our fee income from this business will be reduced.

A PROLONGED ECONOMIC DOWNTURN COULD REDUCE THE DEMAND FOR SOME INSURANCE PRODUCTS, WHICH COULD ADVERSELY AFFECT OUR BUSINESS.

    A prolonged general economic downturn or poor performance of the equity and other capital markets, such as the U.S. economy has recently experienced, or similar conditions in the future, could adversely affect the market for many annuity and life insurance products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the market for annuities or life insurance were adversely affected.

POLICYHOLDER WITHDRAWALS OR RECAPTURES OF REINSURANCE TREATIES COULD FORCE US TO SELL INVESTMENTS AT A LOSS AND TAKE A LARGER THAN ANTICIPATED CHARGE FOR AMORTIZATION OF DEFERRED ACQUISITION COSTS.

    Some of the products offered by our insurance subsidiaries and some of the products offered by primary insurance companies that we reinsure allow policyholders and contract holders to withdraw their funds under defined circumstances. In addition, our reinsurance agreements may provide for recapture rights on the part of our insurance company customers. Recapture rights permit these customers to reassume all or a portion of the risk formerly ceded to us after an agreed upon time, usually 10 years, subject to various conditions or upon a downgrade of any of our financial strength ratings or our failure to satisfy other financial conditions. Recapture of business previously ceded does not affect premiums ceded prior to the recapture, but may result in immediate payments to our insurance company customers.

    In addition, when we issue a new insurance policy or annuity contract or write a reinsurance contract, we defer a portion of the related acquisition costs by establishing a deferred acquisition cost asset on the balance sheet. This asset is amortized over the expected term of the acquired business based on certain assumptions about the performance and persistency of that business. To the extent surrender, withdrawal or recapture activity is greater than we assumed, we may incur a non-cash charge to write down the deferred acquisition cost asset, which may be partially offset by recapture and surrender fees.

    One of our customers exercised a right of recapture in April 2001, requiring us to pay $185.7 million to the customer. Because we had expected the recapture, we did not have to dispose of assets at a loss and we had already fully amortized the deferred acquisition costs. We cannot assure you that we will be able to anticipate future recaptures and make adequate preparations to reduce their impact on us. If recaptures occur and we do not make adequate preparations, our earnings and financial condition could be adversely affected.

WE TAKE COUNTER-PARTY RISK WITH RESPECT TO OUR RETROCESSIONAIRES.

    We cede some of the business that we reinsure to other reinsurance companies, known as retrocessionaires. We assume the risk that the retrocessionaire will be unable to pay amounts due to us because of its own financial difficulties. The failure of our retrocessionaires to pay amounts due to us will not absolve us of our responsibility to pay ceding companies for risks that we reinsure. Failure of retrocessionaires to pay us could have a material adverse effect on our business, results of operations and financial condition.

OUR RESULTS OF OPERATIONS MAY FLUCTUATE FROM PERIOD TO PERIOD AND MAY NOT BE INDICATIVE OF OUR LONG-TERM PROSPECTS.

    Our operating results may fluctuate significantly from period to period. Fluctuations may result from a variety of factors, including the volume and mix of the business we reinsure, the loss experience on our reinsurance liabilities and the performance of our investment portfolio. Significant volumes of new life reinsurance business can, for example, reduce short-term profitability since the emergence of earnings on these contracts tends to be weighted toward the later years of these contracts. We seek to underwrite products and make investments to achieve long-term results. Accordingly, our short-term results of operations may not be indicative of our long-term prospects.

RECENT TERRORIST ATTACKS AND RELATED EVENTS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

    The recent terrorist attacks on the United States and ensuing events, or any future attacks, may have a negative impact on our business and results of operations due to the loss of lives that we insure or re-insure and the impact on the U.S. and global economies and the demand for our products. We believe that our reinsurance programs, including our catastrophe coverage, will limit our net losses in individual life claims relating to the September 11, 2001 terrorist attacks to approximately $750,000. We cannot assure you, however, as to the extent of claims development or recoverability of any such claims, particularly in light of the magnitude and unprecedented nature of the terrorist attacks of September 11, 2001. If there are any future terrorist attacks, we cannot assure you that our business, financial condition or results of operations will not be adversely affected.

ECONOMIC AND POLITICAL INSTABILITY IN DEVELOPING COUNTRIES COULD HARM OUR BUSINESS PROSPECTS.

    We conduct our business in various developing countries within Asia, Latin America, the Middle East, North Africa and Southern and Eastern Europe. We plan to continue to expand our business in these locations. Political and economic instability in these countries could adversely impact our ability to write new business originating in these countries. Such adverse impact, if significant, could reduce our earned premiums and, accordingly, could reduce our net income.

IF OUR ACQUISITION STRATEGY IS NOT SUCCESSFUL, WE MAY NOT ACHIEVE OUR GROWTH AND PROFIT OBJECTIVES.

    We have recently completed the acquisition of World-Wide Holdings and we may make additional strategic acquisitions, either of other companies or selected blocks of business. While we will evaluate business opportunities on a regular basis, we may not be successful in identifying any attractive acquisitions. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. In addition, the World-Wide Holdings acquisition and any other acquisitions we make will be subject to all of the risks inherent in an acquisition strategy, including:

    - integrating financial and operational reporting systems;

    - establishing satisfactory budgetary and other financial controls;

    - funding increased capital needs and overhead expenses;

    - obtaining management personnel required for expanded operations; and

    - funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties.

WE ARE DEPENDENT ON KEY EMPLOYEES.

    The loss of the services of members of our executive management group could adversely impact our business prospects and operations. The loss of the services of these individuals, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy or could otherwise adversely affect us.

WE ARE EXPOSED TO FOREIGN CURRENCY RISK.

    Our functional currency is the United States dollar. However, our U.K. subsidiaries, World-Wide Holdings and World-Wide Reassurance, maintain a part of their investment portfolio and operating expense accounts in British pounds and receive other currencies in payment of premiums. All of World-Wide Reassurance's original U.S. business is settled in United States dollars, all Canadian and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in British pounds. The results of the business in British pounds are then translated to United States dollars. World-Wide Reassurance attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.

OUR INSURANCE SUBSIDIARIES ARE HIGHLY REGULATED, AND CHANGES IN THESE REGULATIONS COULD NEGATIVELY AFFECT OUR BUSINESS.

    Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

    - establish solvency requirements, including minimum reserves and capital and surplus requirements;

    - limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval;

    - impose restrictions on the amount and type of investments we may hold; and

    - require assessments to pay claims of insolvent insurance companies.

    The NAIC continuously examines existing laws and regulations. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.

    If Scottish Holdings or any of our subsidiaries were to become subject to the laws of a new jurisdiction where Scottish Holdings or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

LIFE REINSURANCE AND WEALTH MANAGEMENT ARE HIGHLY COMPETITIVE INDUSTRIES, WHICH COULD LIMIT OUR ABILITY TO GAIN OR MAINTAIN OUR COMPETITIVE POSITION.

    The life reinsurance industry is highly competitive, and we encounter significant competition from other reinsurance companies, as well as competition from other providers of financial services.

Competition in the reinsurance business is based on price, financial strength ratings, reputation, experience, relationships and service. Many of our competitors are significantly larger, have greater financial resources and have longer operating histories than we do. Competition from other reinsurers could adversely affect our competitive position.

    The wealth management business is also highly competitive. Our wealth management products primarily compete with those issued by U.S. insurance companies. To the extent that our products provide for management of the underlying separate accounts by independent investment managers, our products compete with mutual funds and other investment or savings vehicles. Many companies offering these products are significantly larger, have longer operating histories, have more extensive distribution capability and have access to greater financial and other resources than we do.

OUR ABILITY TO PAY DIVIDENDS IS LIMITED.

    We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on the ordinary shares depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us.

CONSOLIDATION IN THE INSURANCE INDUSTRY COULD LEAD TO LOWER MARGINS FOR US AND LESS DEMAND FOR LIFE AND ANNUITY REINSURANCE PRODUCTS.

    Many insurance industry participants are consolidating to enhance their market power. These entities, particularly ceding life insurance companies, may try to use their market power to negotiate price reductions for our products and services. If competitive pressures compel us to reduce our prices, our operating margins may decrease. As the insurance industry consolidates, competition for customers may become more intense and the importance of acquiring and properly servicing each customer may become greater.

OUR SHARES ARE SUBJECT TO VOTING AND TRANSFER LIMITATIONS.

    Under our Articles of Association, our Board of Directors (or its designee) is required to decline to register any transfer of shares, including ordinary shares, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, except that Pacific Life, Pacific Mutual Holding Company, Pacific LifeCorp and/or any direct or indirect wholly-owned subsidiary of Pacific Mutual Holding Company, each of which we call a Pacific Life Entity, are permitted to transfer ordinary shares to other Pacific Life Entities, so long as the number of shares beneficially owned directly or indirectly by the Pacific Life Entities in the aggregate does not exceed 24.9% of the ordinary shares. Similar restrictions apply to issuances and repurchases of shares by us. Our directors (or their designee) also may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment in any jurisdiction or if they have reason to believe that registration of such transfer under the Securities Act, under any state "blue sky" or other United States securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. A transferor of ordinary shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such ordinary shares has been registered on our Register of Members. We are authorized to request information from any holder or prospective acquiror of ordinary shares as necessary to effect registration of any such transaction, and may decline to register any such transaction if complete and accurate information is not received as requested.

    In addition, our Articles of Association generally provide that any person (or any group of which such person is a member) other than the Pacific Life Entities, holding directly, or by attribution, or otherwise beneficially owning our voting shares carrying 10% or more of the total voting rights attached to all of our outstanding voting shares, will have the voting rights attached to its voting shares reduced so that it may not exercise more than approximately 9.9% of such total voting rights. In addition, in the event the Pacific Life Entities hold directly or by attribution or otherwise beneficially own voting shares with more than 24.9% of the total voting rights of our voting shares, the voting rights of the Pacific Life Entities will be reduced so that they may not exercise in the aggregate more than approximately 24.9% of the total voting rights of our voting shares at any given time. Because of the attribution provisions of the Code and the rules of the SEC regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds of record 10% or more of our voting shares. Further, our Board of Directors (or its designee) has the authority to request from any shareholder certain information for the purpose of determining whether such shareholder's voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives our Board of Directors (or its designee) discretion to disregard all votes attached to such shareholder's ordinary shares.

OUR ARTICLES OF ASSOCIATION AND APPLICABLE INSURANCE LAWS MAKE IT DIFFICULT TO EFFECT A CHANGE OF CONTROL; A LARGE SHAREHOLDER MAY HAVE SIGNIFICANT INFLUENCE OVER POTENTIAL CHANGE IN CONTROL TRANSACTIONS.

    Our Articles of Association contain certain provisions that make more difficult the acquisition of control of Scottish Holdings by means of a tender offer, open market purchase, a proxy fight or otherwise, including by reason of the limitation on transfers of ordinary shares and voting rights described above. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our Board of Directors, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control.

    Under applicable Delaware insurance laws and regulations, no person may acquire control of Scottish Holdings or Scottish Re (U.S.), Inc., our Delaware insurance subsidiary, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware's insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner.

    In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of us or Scottish Re (U.S.), Inc. may require prior notification in the states that have pre-acquisition notification laws.

    Other provisions in the Articles of Association that make it difficult to effect a change in control include staggered terms for members of our Board of Directors, no opportunity for shareholder action by written consent, and the ability of the Board of Directors to change the total number of directors.

    Pacific Life owns approximately 22.5% of our outstanding ordinary shares. In addition, pursuant to a Stockholder Agreement, Pacific Life has the right to nominate two persons for election to our Board of Directors so long as Pacific Life and its affiliates own at least 15% of our outstanding ordinary shares and one such person so long as they own at least 10%. Pacific Life's share ownership and ability to nominate persons for election to our Board of Directors might provide Pacific Life with significant influence over potential change in control transactions.

WE HAVE A SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE.

    As of February 28, 2002, we had outstanding Class A warrants to purchase an aggregate of 2,850,000 ordinary shares, Class B warrants to purchase an aggregate of 200,000 ordinary shares and options to purchase an aggregate of 3,333,601 ordinary shares. Pacific Life owns 4,532,380 ordinary shares. Both Pacific Life and the holders of our Class A and Class B warrants have the right to demand registration of their ordinary shares for sale under the Securities Act of 1933, which we refer to as the Securities Act, and to piggyback onto any registration initiated by us or another holder.

    We cannot predict the effect, if any, that future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of the ordinary shares prevailing from time to time. Sales of substantial amounts of ordinary shares in the public market following the offering, or the perception that such sales could occur, could adversely affect the market price of the ordinary shares and may make it more difficult for us to sell our equity securities in the future at a time and at a price which we deem appropriate. If the persons holding the Class A warrants, Class B warrants or options cause a large number of the ordinary shares underlying such securities to be sold in the market, or if Pacific Life were to sell a large number of their ordinary shares, such sales could have an adverse effect on the market price for the ordinary shares.

INVESTORS MAY HAVE DIFFICULTIES IN SUING OR ENFORCING JUDGMENTS AGAINST US IN THE UNITED STATES.

    Scottish Holdings is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Certain of our officers and directors are residents of various jurisdictions outside the United States. All or a substantial portion of our assets and those of such directors and officers, at any one time, are or may be located in jurisdictions outside the United States. Although we have irrevocably agreed that we may be served with process in New York, New York with respect to actions arising out of or in connection with violations of United States federal securities laws relating to offers and sales of ordinary shares made hereby, it could be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to recover against us or such directors and officers on judgments of United States courts predicated upon the civil liability provisions of the United States federal securities laws.

                           RISKS RELATED TO TAXATION

CERTAIN TAX RISKS MAY AFFECT OUR BUSINESS.

    The market for many annuity and variable life insurance products for persons subject to U.S. federal income tax is based in large part on the favorable tax treatment these products receive relative to certain other financial products. Any material change in such tax treatment, such as the imposition of a "flat tax" or a national sales tax in lieu of the current U.S. federal income tax structure, the repeal of the estate tax, or the taxation of the "inside build-up" of life insurance or annuity contracts, could have an adverse effect on the market for our annuity, life insurance, and reinsurance products. In late 2000, Congress enacted a technical correction of legislation enacted in 1984. As a result of this legislation, certain annuity contracts issued by certain non-U.S. insurance companies may be treated as "debt instruments" that are subject to the "original issue discount" rules of the U.S. Internal Revenue Code of 1986, as amended (the "Code"). If the holder of an annuity contract is subject to tax under the original issue discount rules, the holder will not benefit from the tax deferral normally afforded the inside build-up of annuity contracts. In connection with this legislation, in January 2001, the IRS proposed regulations, which, if adopted, would clarify that certain annuities (other than those subject to a substantial life contingency) issued by foreign insurance companies that are not subject to U.S. corporate income tax on their insurance income are subject to the original issue discount rules. The regulations would apply only to annuities issued on or after January 12, 2001.

    Our non-U.S. subsidiaries (other than Scottish Annuity & Life International Insurance Company (Bermuda), Ltd., which we refer to as Scottish Annuity & Life International) are not subject to U.S. tax on their corporate income. Accordingly, certain annuities issued by those companies may be subject to the original issue discount rules. Because our subsidiaries issue only variable deferred annuities, the impact of the recent legislation and proposed regulations is not clear. Existing regulations provide that the original issue discount rules apply only to instruments that are debt instruments under general principles of federal tax law. Whether and in what circumstances a variable deferred annuity would be treated as a debt instrument under general principles of U.S. federal tax law is not addressed by the regulations. It is possible, however, that the legislation and proposed regulations, if made final, will adversely affect the sales of deferred variable annuities by our non-U.S. subsidiaries to U.S. persons. Any reference to the non-U.S. subsidiaries of Scottish Holdings contained herein does not refer to Scottish Annuity & Life International unless noted otherwise.

    We intend to address this risk by issuing annuities to U.S. persons through Scottish Annuity & Life International, one of our Bermuda-licensed insurance companies, which has made an election under section 953(d) of the Code to be taxed as a U.S. corporation. Although such election will cause Scottish
Annuity & Life International to be subject to U.S. federal income tax, annuities issued by it will not be characterized as debt instruments subject to the original issue discount rules. In addition, premiums received by Scottish Annuity & Life International will not be subject to the U.S. federal excise tax on insurance premiums.

WE MAY BE SUBJECT TO U.S. FEDERAL INCOME TAXATION.

    Scottish Holdings is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Scottish Holdings and its non-U.S. subsidiaries believe they have operated and intend to continue operating in a manner such that neither Scottish Holdings nor any of its non-U.S. subsidiaries will be treated as engaging in a trade or business in the United States and thus will not be subject to U.S. federal income taxation on net income. Because there are no definitive standards provided by the Code, regulations or court decisions as to which activities constitute being engaged in the conduct of a trade or business within the United States and as the determination is essentially factual in nature, we cannot assure you that the IRS could not contend successfully that Scottish Holdings or one or more of its non-U.S. subsidiaries, are engaged in a trade or business in the United States for U.S. federal income tax purposes, and thus may be subject to U.S. federal income tax and "branch profits" tax on net income. The highest marginal federal income tax rates currently are 35% for a corporation's income that is effectively connected with a U.S. trade or business and 30% for the "branch profits" tax.

U.S. PERSONS WHO OWN OUR ORDINARY SHARES MAY BE SUBJECT TO U.S. FEDERAL INCOME TAXATION ON OUR UNDISTRIBUTED EARNINGS AND MAY RECOGNIZE ORDINARY INCOME UPON DISPOSITION OF OUR ORDINARY SHARES.

    Our shareholders who are U.S. persons may be required to include in gross income for U.S. federal income tax purposes our undistributed earnings if we are treated as a passive foreign investment company, a controlled foreign corporation, or if we have generated more than a permissible amount of related person insurance income. In addition, in certain cases gain on the disposition of our ordinary shares may be treated as ordinary income.

    CONTROLLED FOREIGN CORPORATION. Each U.S. 10% shareholder of a controlled foreign corporation on the last day of the controlled foreign corporation's taxable year generally must include in gross income for U.S. federal income tax purposes such shareholder's pro-rata share of the controlled foreign corporation's subpart F income, even if the subpart F income has not been distributed. For purposes of this discussion, the term "U.S. 10% shareholder" includes only persons who, directly or indirectly (or through the application of certain "constructive" ownership rules), own 10% or more of the total combined voting power of all class of stock of the foreign corporation. In general, a non-U.S. insurance company is treated as a controlled foreign corporation only if such U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company's capital stock for an uninterrupted period of 30 days or more during any year. At the present time, Pacific Life and its affiliates own approximately 22.5% (and are permitted to own up to 24.9%) of our ordinary shares and, as such, are U.S. 10% shareholders. If any other U.S. person acquires 10% or more of our ordinary shares, Scottish Holdings would be treated as a controlled foreign corporation. In order to prevent Scottish Holdings or any of its non-U.S. subsidiaries from being treated as a controlled foreign corporation, our Articles of Association prohibit the ownership by any person of shares that would equal or exceed 10% (or that would exceed 24.9% in the case of Pacific Life) of any class of the issued and outstanding Scottish Holdings shares and provide a "voting cutback" that would, in certain circumstances, reduce the voting power with respect to Scottish Holdings shares to the extent necessary to prevent Pacific Life from owning more than 24.9% of the voting power of Scottish Holdings, and any other shareholder owning more than 9.9% of the voting power of Scottish Holdings. We believe that the dispersion of our share ownership (other than with respect to Pacific Life) and the provisions of our Articles of Association restricting the transfer, issuance and voting power of our ordinary shares should prevent any person (other than Pacific Life) from becoming a U.S. 10% shareholder of Scottish Holdings and/or its non-U.S. subsidiaries, however, some of these provisions have not been directly passed on by the IRS, or by any court, in this context. We cannot assure you that if, in addition to Pacific Life, a U.S. person were to become a U.S. 10% shareholder of Scottish Holdings and/or its non-U.S. subsidiaries in the future that the share ownership of such person together with that of Pacific Life would not cause Scottish Holdings and/or its non-U.S. subsidiaries to be treated as controlled foreign corporations and that such U.S. 10% shareholder would be required to include in gross income its allocable share of Subpart F income of Scottish Holdings and/or its non-U.S. insurance subsidiaries.

    RELATED PERSON INSURANCE INCOME. If Scottish Holdings' related person insurance income determined on a gross basis were to equal or exceed 20% of its gross insurance income in any taxable year, direct or indirect insureds and persons related to such insureds were directly or indirectly to own 20% or more of the voting power or value of Scottish Holdings' capital stock, and U.S. persons directly or indirectly own collectively 25% or more of our ordinary shares (without regard to whether any U.S. person is a U.S. 10% shareholder), such U.S. persons who own our ordinary shares on the last day of the taxable year would be required to include the U.S. person's pro-rata share of Scottish Holdings' related person insurance income for the taxable year in his or her gross income for U.S. federal income tax purposes, determined as if such related person insurance income were distributed proportionately to such U.S. person at that date. Related person insurance income is generally underwriting premium and related investment income attributable to insurance or reinsurance policies when the direct or indirect insureds are direct or indirect U.S. shareholders or are related to such direct or indirect U.S. shareholders. Although Pacific Life is currently a U.S. person that is considered to own indirectly more than 20% of the voting power and value of one of two companies that provide it with reinsurance, World-Wide Reassurance, a wholly owned indirect subsidiary of Scottish Holdings, we do not believe that the 20% gross insurance income threshold has been met. We cannot assure you, however, that this is, or will continue to be, the case. Consequently, we cannot assure you that a person who is a direct or indirect U.S. shareholder will not be required to include amounts in its income in respect of related person insurance income in any taxable year.

    DISPOSITIONS OF OUR ORDINARY SHARES. If we are considered to be a controlled foreign corporation, any gain from the sale or exchange by a U.S. 10% shareholder of our ordinary shares may be treated as ordinary income to the extent of our earnings and profits during the period that such shareholder held our shares (with certain adjustments).

    If we are considered to have related person insurance income and U.S. persons in the aggregate (without regard to whether any such shareholder is a U.S. 10% shareholder) own 25% or more of the voting power or value of our ordinary shares, any gain from the disposition by a U.S. shareholder of our ordinary shares will generally be treated as ordinary income to the extent of such U.S. shareholder's portion of the corporation's undistributed earnings and profits that were accumulated during the period that the U.S. shareholder owned the shares. In addition, such U.S. shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned directly or indirectly.

However, because Scottish Holdings is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only to sales of shares of corporations that are directly engaged in the insurance business, we do not believe that sale of Scottish Holdings shares will be subject to these rules. We cannot assure you, however, that the IRS will interpret the proposed regulations in this manner or that the proposed regulations will not be promulgated in final form in a manner that would cause these rules to apply to dispositions of our ordinary shares.

    PASSIVE FOREIGN INVESTMENT COMPANY. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our ordinary shares, we must not be subject to treatment as a passive foreign investment company, referred to as a PFIC, in any year in which such U.S. person is a shareholder. In general, a non-U.S. corporation is a PFIC for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. Passive income does not, however, include income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Although we believe that Scottish Holdings and its non-U.S. subsidiaries, taken as a whole, are engaged predominantly in insurance and reinsurance activities that involve significant risk transfer and that are otherwise activities of a type normally undertaken by insurance or reinsurance companies, and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, it is possible that the IRS could take the position that we are a PFIC. Although we do not believe that we are or will be a passive foreign investment company, we cannot assure you that the IRS or a court will concur that we are not a passive foreign investment company with respect to any given year.

U.S. TAX-EXEMPT ORGANIZATIONS WHO OWN OUR ORDINARY SHARES MAY RECOGNIZE UNRELATED BUSINESS TAXABLE INCOME.

    A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a controlled foreign corporation and the tax-exempt shareholder is a U.S. 10% shareholder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any U.S. persons will be allocated subpart F insurance income, we cannot assure you that this will be the case. Potential U.S. tax-exempt investors are advised to consult their own tax advisors.

CHANGE IN U.S. TAX LAWS MAY BE RETROACTIVE AND COULD SUBJECT US AND/OR U.S. PERSONS WHO OWN OUR ORDINARY SHARES TO U.S. INCOME TAXATION ON OUR UNDISTRIBUTED EARNINGS.

    The tax laws and interpretations regarding whether a company is engaged in a U.S. trade or business, is a controlled foreign corporation, has related party insurance income or is a passive foreign investment company are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to an insurance company and the regulations regarding related party insurance income are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules will likely be forthcoming from the IRS. We are not able to predict if, when or in what form such guidance will be provided and whether such guidance will have a retroactive effect.

WE MAY BECOME SUBJECT TO TAXES IN THE CAYMAN ISLANDS IN THE FUTURE.

    Scottish Holdings and our Cayman Islands subsidiaries have received undertakings from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended (1999 Revision), that until the year 2018 with respect to Scottish Holdings and Scottish Annuity & Life Insurance Company (Cayman) Ltd., and until the year 2014 with respect to The Scottish Annuity Company (Cayman) Ltd., (1) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to Scottish Holdings and its Cayman Islands subsidiaries and (2) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any shares, debentures or other obligations of Scottish Holdings and its Cayman Islands subsidiaries. We cannot assure you that we will not be subject to any Cayman Islands tax after the applicable dates.

WE MAY BECOME SUBJECT TO TAXES IN BERMUDA IN THE FUTURE.

    Bermuda currently imposes no income tax on corporations. The Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, has assured us that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries until March 28, 2016. We cannot assure you that our Bermuda subsidiaries will not be subject to any Bermuda tax after that date.

    Scottish Holdings recently moved its principal place of business to Bermuda. In connection with this move, Scottish Holdings intends to apply for an assurance from the Bermuda Minister of Finance similar to that described above with respect to our Bermuda subsidiaries. We cannot assure you, however, that we will obtain such an assurance and that we will not be subject to Bermuda tax in the future.

THE IMPACT OF LETTERS OF COMMITMENT FROM BERMUDA AND THE CAYMAN ISLANDS TO THE ORGANIZATION FOR ECONOMIC COOPERATION AND DEVELOPMENT TO ELIMINATE HARMFUL TAX PRACTICES IS UNCERTAIN.

    The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated June 26, 2000, Bermuda and the Cayman Islands were not listed as tax haven jurisdictions because they had previously signed a letter committing themselves to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will have an adverse effect on us.

ITEM 2: PROPERTY

    We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located and in Charlotte, North Carolina, George Town, Grand Cayman and Dallas, Texas. Our life reinsurance business operates out of the Charlotte and Bermuda offices while our wealth management business operates out of the Grand Cayman and Dallas offices. The Grand Cayman lease expires in 2006 and the Bermuda, Charlotte and Dallas leases expire in 2005.

    World-Wide Holdings maintains premises in Windsor, England. The Windsor lease expired in October 2001 and is currently being renegotiated.

    We believe that these properties are adequate to meet our needs for the foreseeable future.

ITEM 3: LEGAL PROCEEDINGS

    In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Scottish Holdings held an Extraordinary General Meeting of Shareholders on December 14, 2001 the purpose of which was to consider and vote on: (1) the Share Purchase Agreement and related transactions by which Scottish Holdings would acquire World-Wide Holdings and World-Wide Reassurance from Pacific Life in exchange for Scottish Holdings ordinary shares valued at approximately
$78 million; (2) amendments to the Memorandum of Association permitting Scottish Holdings to own insurance companies incorporated or formed outside of the Cayman Islands; (3) amendments to the Articles of Association to allow Pacific Life and its related entities (but no other shareholder) to own up to 24.9% of Scottish Holdings ordinary shares and exercise voting rights attached to those ordinary shares; and (4) approval of the 2001 Stock Option Plan.

    1)  Approval of the Share Purchase Agreement and Related Transactions

           The Shareholders approved this proposal as follows:

Total Vote            Total Vote            Total Vote
   For                 Against               Withheld
----------            ----------            ----------
13,185,265               43,231                9,390

    2)  Amendments to the Memorandum of Association

           The Shareholders approved this proposal as follows:

Total Vote            Total Vote            Total Vote
   For                 Against               Withheld
----------            ----------            ----------
13,067,390              160,981                9,515

    3)  Amendments to the Articles of Association

           The Shareholders approved this proposal as follows:

Total Vote            Total Vote            Total Vote
   For                 Against               Withheld
----------            ----------            ----------
12,372,653              840,318               24,915

    4)  Approval of the 2001 Stock Option Plan

           The Shareholders approved this proposal as follows:

Total Vote            Total Vote            Total Vote
   For                 Against               Withheld
----------            ----------            ----------
 8,441,288            4,473,655              322,943

                                    PART II

ITEM 5: MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR THE ORDINARY SHARES

    The ordinary shares, par value $0.01 per share, of Scottish Holdings have been traded on the New York Stock Exchange under the symbol "SCT" since January 23, 2002. Prior to our listing on the New York Stock Exchange our ordinary shares were listed and traded on the Nasdaq National Market under the symbol "SCOT" since November 24, 1998. The high and low closing prices for the ordinary shares are shown below:

                                                                HIGH       LOW
                                                              --------   --------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $ 9.000    $ 7.563
Second Quarter..............................................    9.125      6.781
Third Quarter...............................................    9.875      8.375
Fourth Quarter..............................................   12.063      8.000

YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................  $16.500    $11.125
Second Quarter..............................................   17.600     13.000
Third Quarter...............................................   18.900     13.900
Fourth Quarter..............................................   19.350     15.000

PERIOD ENDED FEBRUARY 28, 2002
January 1, 2002 to February 28, 2002........................  $19.000    $15.900

    As of December 31, 2001, Scottish Holdings had thirty-one record holders of its ordinary shares.

    Scottish Holdings paid cash dividends of $0.20 per ordinary share in each of 2001 and 2000.

    On December 31, 2001, Scottish Holdings completed the acquisition of all of the issued and outstanding shares of World-Wide Holdings from Pacific Life. As a result of the acquisition, World-Wide Holdings became a wholly owned subsidiary of Scottish Holdings, and Pacific Life received 4,532,380 ordinary shares of Scottish Holdings. These shares were not registered under the Securities Act and were issued in reliance on the exemption from registration contained in
Section 4(2) of the Securities Act.

ITEM 6: SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Balance sheet data reflect the acquisition of World-Wide Holdings on December 31, 2001, but consolidated statements of income data do not reflect the results of World-Wide Holdings as the transaction was completed at the close of business on the last day of the year.

                                             YEAR ENDED     YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                2001           2000           1999          1998*
                                            ------------   ------------   ------------   ------------
                                                (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME DATA:
  Total revenues..........................  $   119,469    $    83,934    $    22,465    $     1,338
  Total benefits and expenses.............      102,236         68,073         13,632            902
  Net income before income taxes and
    minority interest.....................       17,233         15,861          8,883            436
  Income before cumulative effect of
    change in accounting principle........       17,245         15,971          8,875            436
  Cumulative effect of change in
    accounting principle..................         (406)            --             --             --
  Net income..............................       16,839         15,971          8,875            436
PER SHARE DATA:
  Basic earnings per share:
  Income before cumulative effect of
    change in accounting principle........  $      1.10    $      1.01    $      0.50    $      0.12
  Cumulative effect of change in
    accounting principle..................        (0.02)            --             --             --
                                            -----------    -----------    -----------    -----------
  Net income..............................  $      1.08    $      1.01    $      0.50    $      0.12
                                            ===========    ===========    ===========    ===========
  Diluted earnings per share:
  Income before cumulative effect of
    change in accounting principle........  $      1.04    $      1.00    $      0.50    $      0.12
  Cumulative effect of change in
    accounting principle..................        (0.02)            --             --             --
                                            -----------    -----------    -----------    -----------
  Net income..............................  $      1.02    $      1.00    $      0.50    $      0.12
                                            ===========    ===========    ===========    ===========

  Book value per share....................  $     16.44    $     15.34    $     13.63    $     13.57
  Market value per share..................  $     19.35    $     11.98    $      8.19    $     13.75
  Cash dividends per share................  $      0.20    $      0.20    $      0.15             --
Weighted average number of shares
  outstanding:
  Basic...................................   15,646,106     15,849,657     17,919,683      3,586,788
  Diluted.................................   16,485,338     15,960,542     17,919,683      3,586,788

                                            DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                2001           2000           1999           1998
                                            ------------   ------------   ------------   ------------
                                                             (DOLLARS IN THOUSANDS)
BALANCE SHEET DATA:
  Total fixed maturity investments........  $   583,890    $   581,020    $   546,807    $   178,521
  Total assets............................    2,150,354      1,168,518        856,634        254,346
  Total liabilities.......................    1,819,072        926,134        637,973          2,286
  Minority interest.......................           --          2,820             --             --
  Total shareholders' equity..............      331,282        239,564        218,661        252,060
Actual number of ordinary shares
  outstanding.............................   20,144,956     15,614,240     16,046,740     18,568,440

------------------------

*   The period from May 12, 1998 (date of incorporation) to December 31, 1998.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Scottish Holdings is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as life reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as wealth management.

REVENUES

    We derive revenue from four principal sources:

    - premiums from reinsurance assumed on life business;

    - fee income from our variable life insurance and variable annuity products and from financial reinsurance transactions;

    - investment income from our investment portfolio; and

    - realized gains and losses from our investment portfolio.

    Premiums from reinsurance assumed on life business are included in revenues over the premium paying period of the underlying policies. When we acquire blocks of in-force business, we account for these transactions as purchases, and our results of operations include the net income from these blocks as of their respective dates of acquisition. Reinsurance assumed on annuity business does not generate premium income but generates investment income over time on the assets we receive from the ceding company.

    In our wealth management business, when we sell a variable life insurance policy or a variable annuity contract, we charge mortality, expense and distribution risk fees that are based on total assets in each policyholder's separate account. In the case of variable life insurance policies, we also charge a cost of insurance fee based on the amount necessary to cover the death benefit under the policy. We also earn fees in our financial reinsurance transactions with U.S. insurance company clients. Because some of these transactions do not satisfy the risk transfer rules for reinsurance accounting, the premiums and benefits are not reported in the consolidated statements of income.

    Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements. Under GAAP, because our fixed income investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation and depreciation on these securities is not included in investment income on our statements of income, but is included in comprehensive income as a separate component of shareholders' equity.

    Realized gains and losses include gains and losses on investment securities that we sell during a period and write downs of securities deemed to be other than temporarily impaired.

EXPENSES

    We have five principal types of expenses:

    - claims and policy benefits under our reinsurance contracts;

    - interest credited to interest sensitive contract liabilities;

    - acquisition costs and other insurance expenses;

    - operating expenses; and

    - interest expense.

    When we issue a life reinsurance contract, we establish reserves for benefits. These reserves are our estimates of what we expect to pay in claims and policy benefits and related expenses under the contract or policy. From time to time we may also add to reserves if our experience leads us to believe that benefit claims and expenses will ultimately be greater than the existing reserve. We report the provision for these reserves as an expense during the period when the reserve or additional reserve is established.

    In connection with reinsurance of annuity and annuity-type products, we record a liability for interest sensitive contract liabilities, which represents the amount ultimately due to the policyholder. We credit interest to these contracts each period at the rates determined in the underlying contract, and the amount is reported as interest credited to interest sensitive contract liabilities on our consolidated statements of income.

    A portion of the costs of acquiring new business, such as commissions, certain internal expenses related to our policy issuance and underwriting departments and some variable selling expenses are capitalized. The resulting deferred acquisition costs asset is amortized over future periods based on our expectations as to the emergence of future gross profits from the underlying contracts. These costs are dependent on the structure, size and type of business written. For certain products, we may retrospectively adjust our amortization when we revise our estimate of current or future gross profits to be realized. The effects of this adjustment are reflected in earnings in the period in which we revise our estimate.

    Operating expenses consist of salary and salary related expenses, legal and professional fees, rent and office expenses, travel and entertainment, directors' expenses, insurance and other similar expenses, except to the extent capitalized in deferred acquisition costs.

    Interest expense consists of interest charges on our borrowings.

FACTORS AFFECTING PROFITABILITY

    We seek to generate profits from three principal sources. First, in our life reinsurance business, we seek to receive reinsurance premiums and financial reinsurance fees that, together with income from the assets in which those premiums are invested, exceed the amounts we ultimately pay as claims and policy benefits, acquisition costs and ceding commissions. Second, in our wealth management business, we seek to generate fee income that will exceed the expenses of maintaining and administering our variable life insurance and variable annuity products. Third, within our investment guidelines, we seek to maximize the return on our unallocated capital.

    The following factors affect our profitability:

    - the volume of business we write;

    - our ability to assess and price adequately for the risks we assume;

    - the mix of different types of business that we reinsure, because profits on some kinds of business emerge later than on other types;

    - our ability to manage our assets and liabilities to manage investment and liquidity risk;

    - the level of fees that we charge on our wealth management contracts; and

    - our ability to control expenses.

    In addition, our profits can be affected by a number of factors that are not within our control. For example, movements in interest rates can affect the volume of business that we write, the income earned from our investments, the interest we credit on interest sensitive contracts, the level of surrender activity on contracts that we reinsure and the rate at which we amortize deferred acquisition costs. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality and changes in regulation or tax laws which may affect the attractiveness of our products or the costs of doing business.

RESULTS OF OPERATIONS

    Our results of operations for each of the years ended December 31, 2001, 2000 and 1999 do not include the results of operations of World-Wide Holdings, which we acquired at the close of business on December 31, 2001.

EARNINGS PER SHARE

                                                                   YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------------
                                                            2001            2000            1999
                                                        -------------   -------------   -------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE DATA)
Net income............................................   $    16,839     $    15,971     $     8,875
                                                         ===========     ===========     ===========

Basic EPS.............................................   $      1.08     $      1.01     $      0.50
                                                         ===========     ===========     ===========
Diluted EPS...........................................   $      1.02     $      1.00     $      0.50
                                                         ===========     ===========     ===========
Weighted average number of shares outstanding:
  Basic...............................................    15,646,106      15,849,657      17,919,683
  Diluted.............................................    16,485,338      15,960,542      17,919,683

    Our net income for the year ended December 31, 2001 increased 5% to $16.8 million from $16.0 million in 2000, which was an increase of 80% from $8.9 million in 1999. The increases in earnings in 2001 and 2000 are primarily due to increased income from life reinsurance and wealth management operations and an increase in investment income due to the increase in average invested assets, offset in part in 2001 by an increase in realized losses on fixed maturity investments.

    Earnings per share for the year ended December 31, 2001 increased 2% on a diluted basis to $1.02 from $1.00 in 2000, and increased 100% in 2000 from $0.50 in 1999. The increase in earnings per share was due to the increased earnings plus the repurchase of 2,529,700 shares in 1999, 432,500 shares in 2000 and 100,000 shares in 2001, offset in part by the increase in the dilutive effect of options and warrants.

                                                                    YEAR ENDED DECEMBER 31,
                                                        ------------------------------------------------
                                                             2001             2000             1999
                                                        --------------   --------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
GAAP net income.......................................   $    16,839      $    15,971      $     8,875
Realized losses (gains) net of deferred acquisition
  costs--non taxable companies........................         4,790              236            2,488
Realized losses (gains) net of deferred acquisition
  costs--taxable companies............................          (866)             (45)             150
Provision for taxes--taxable companies................           449               16               --
Cumulative effect of change in accounting principle...           406               --               --
                                                         -----------      -----------      -----------
Net operating earnings................................   $    21,618      $    16,178      $    11,513
                                                         ===========      ===========      ===========
Basic net operating EPS...............................   $      1.38      $      1.02      $      0.64
                                                         ===========      ===========      ===========
Diluted net operating EPS.............................   $      1.31      $      1.01      $      0.64
                                                         ===========      ===========      ===========
Weighted average number of shares outstanding:
  Basic...............................................    15,646,106       15,849,657       17,919,683
  Diluted.............................................    16,485,338       15,960,542       17,919,683

    Net operating earnings excludes the effect of net realized capital gains and losses, net of deferred acquisitions costs, and non-recurring events and transactions. We determine net operating earnings by adjusting GAAP net income for net realized capital gains and losses, as adjusted for the related effects upon the amortization of deferred acquisition costs, and non-recurring items that we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of net operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our business. However, net operating earnings are not a substitute for net income determined in accordance with GAAP.

    Net operating earnings increased 34% to $21.6 million in 2001 from $16.2 million in 2000, which was a 41% increase from $11.5 million in 1999.

REVENUES

    Revenues increased by $35.5 million or 42% to $119.5 million in 2001 and by $61.5 million or 274% to $83.9 million in 2000 from $22.5 million in 1999. The increases are primarily due to growth in our life reinsurance operations and an increase in investment income due to the increase in our invested assets resulting from new business.

    Revenue consists of the following:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Premiums earned.......................................  $    68,344   $    37,086   $        21
Fee income............................................        4,809         2,246         1,014
Investment income, net................................       51,692        44,793        24,068
Realized losses.......................................       (5,376)         (191)       (2,638)
                                                        -----------   -----------   -----------
Total revenues........................................  $   119,469   $    83,934   $    22,465
                                                        ===========   ===========   ===========

PREMIUMS EARNED

    Premiums earned in 2001 increased 84% to $68.3 million and were from 38 life reinsurance clients. Premiums earned in 2000 of $37.1 million were from 12 life reinsurance clients. Premiums earned in 1999 are in relation to the accident & health business in existence when we acquired Scottish Re
(U.S.), Inc. Premiums earned have increased due to the increase in the number of clients and the increase in business from those clients.

    As of December 31, 2001, we reinsured approximately $34.9 billion of life coverage on 993,000 lives. The average benefit coverage per life is $35,000 and our targeted maximum corporate retention on any one life is $500,000. As of December 31, 2000, we reinsured approximately $11.4 billion of life coverage on 248,000 lives. The average benefit coverage per life was $45,800.

FEE INCOME

    We earn life reinsurance fees on our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

    Wealth management fees increased in 2001 by 43% to $3.1 million from $2.2 million in 2000 which was a 115% increase from $1.0 million in 1999. The growth has been primarily due to increases in variable account balances on which we earn fees and the increase in the number of clients.

    Fees earned are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Life reinsurance......................................  $     1,685   $        66   $        --
Wealth management.....................................        3,124         2,180         1,014
                                                        -----------   -----------   -----------
Total.................................................  $     4,809   $     2,246   $     1,014
                                                        ===========   ===========   ===========

    Wealth management fees are earned from both life and annuity clients. The following table summarizes our client base with the associated segregated assets and policy face amounts.

                                                                          DECEMBER 31,
                                                        ------------------------------------------------
                                                             2001             2000             1999
                                                        --------------   --------------   --------------
                                                        (DOLLARS IN THOUSANDS, EXCEPT NUMBER OF CLIENTS)
Number of clients
  --Life..............................................            42               11                2
  --Annuity...........................................            90               81               79
                                                         -----------      -----------      -----------
                                                                 132               92               81
                                                         ===========      ===========      ===========
Segregated assets
  --Life..............................................   $   134,800      $    47,155      $       300
  --Annuity...........................................       468,000          362,505          256,246
                                                         -----------      -----------      -----------
                                                         $   602,800      $   409,660      $   256,546
                                                         ===========      ===========      ===========
Policy face amounts
  --Life..............................................   $   812,380      $   241,907      $    15,000
                                                         ===========      ===========      ===========

    The change in the segregated assets is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Balance at beginning of period........................  $   409,660   $   256,546   $        --
Deposits..............................................      202,794       128,039       213,505
Withdrawals...........................................      (18,985)      (15,938)       (1,345)
Investment performance(1).............................        9,331        41,013        44,386
                                                        -----------   -----------   -----------
Balance at December 31................................  $   602,800   $   409,660   $   256,546
                                                        ===========   ===========   ===========

------------------------

(1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

INVESTMENT INCOME

    Net investment income increased by $6.9 million or 15% to $51.7 million in 2001 from $44.8 million in 2000 primarily as a result of an increase in average invested assets. Funds withheld at interest grew from $46.3 million to $562.4 million; since most of this growth occurred in the second half of the year, its contribution to income was for only part of the year. Excluding funds withheld at interest and the World-Wide Holdings portfolio, which was added at year end, our general account portfolio declined during the year. This decline was the net result of the recapture by a ceding company of $185.7 million of assets on April 30, 2001, offset in part by the addition of investments funded by new transactions and borrowings. During 2001, as compared to 2000, average book yields were lower, particularly on floating rate assets and cash. Yields on floating rate assets generally move with LIBOR, which decreased significantly during 2001. On the $581.1 million portfolio managed by NEAM, the yields on fixed rate assets were 7.09% and 7.12% at December 31, 2001 and 2000, respectively. Between those dates, however, LIBOR decreased to 1.88% from 6.40%, causing the yield on floating-rate assets to decrease to 4.43% from 7.82% and the yield on cash and cash equivalents to decrease to 2.20% from 5.70%. Since the floating-rate assets were funded by floating-rate liabilities, the decrease in yield on floating-rate assets had no material effect on earned margins.

    Net investment income increased by $20.7 million or 86% from $24.1 million in 1999 to $44.8 million in 2000 as a result of growth in invested assets plus an increase in our average book yield from 6.75% in 1999 to 7.24% in 2000.

    The split of investment income by segment is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Life reinsurance......................................  $    44,151   $    35,121   $    10,930
Wealth management.....................................           68            15            --
Other(1)..............................................        7,473         9,657        13,138
                                                        -----------   -----------   -----------
Total.................................................  $    51,692   $    44,793   $    24,068
                                                        ===========   ===========   ===========

------------------------

(1) Other includes investment income on unallocated capital.

REALIZED LOSSES

    For the year ended December 31, 2001, realized losses on investments were $5.4 million as compared to $0.2 million in 2000 and $2.6 million in 1999. The realization of losses in 2001 was due to the sale and write down of carrying values of securities, predominately securities issued by Enron and its affiliate, Osprey. These losses were offset in part by gains realized primarily for tax purposes on bonds in the portfolio of Scottish Re (U.S.), Inc. and gains of $529,000 on assets sold to fund part of the recapture of a block of business by one client on April 30, 2001.

BENEFITS AND EXPENSES

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Claims and other policy benefits......................  $    51,245   $    23,606   $     1,651
Interest credited to interest sensitive contract
  liabilities.........................................       17,578        17,390         5,549
Acquisition costs and other insurance expenses........       22,752        17,152         1,979
Operating expenses....................................        9,256         9,925         4,453
Interest expense......................................        1,405            --            --
                                                        -----------   -----------   -----------
Total benefits & expenses.............................  $   102,236   $    68,073   $    13,632
                                                        ===========   ===========   ===========

CLAIMS AND OTHER POLICY BENEFITS

    Claims and other policy benefits increased by 117% to $51.2 million in 2001 from $23.6 million in 2000 and from $1.7 million in 1999 as a result of the increased number of clients and the increase in business from these clients, together with active management of existing treaties. In 2001, we recorded net claims totaling $750,000 in relation to the World Trade Center and Pentagon attacks on September 11, 2001. Gross claims in relation to these attacks were $816,000 of which $66,000 is recoverable under our catastrophe insurance coverage.

INTEREST CREDITED TO INTEREST SENSITIVE CONTRACT LIABILITIES

    Interest credited to interest sensitive contract liabilities increased by $0.2 million or 1% to $17.6 million in 2001 from $17.4 million in 2000, which was an increase of $11.8 million from $5.5 million in 1999. The movement in 2001 was the net effect of interest credited on new 2001 reinsurance treaties and increases in interest credited to treaties which commenced in 2000 and 1999 due to increasing average liability balances, which was offset by the $8.5 million effect of the recapture of a block of business by one client on April 30, 2001. The increase from 1999 to 2000 was due to increases in the number of treaties and the increase in average liability balances.

ACQUISITION COSTS AND OTHER INSURANCE EXPENSES

    Acquisition costs and other insurance expenses increased by $5.6 million or 33% to $22.8 million in 2001 from $17.2 million in 2000, which was an increase of $15.2 million from $2.0 million in 1999. The increases from 1999 were the result of the increased number of reinsurance clients in our life reinsurance business and the increase in premiums earned over the last two years.

    The components of these expenses are as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Commissions, excise taxes and other insurance
  expenses............................................  $    94,522   $    35,838   $     2,359
Deferral of expenses..................................      (83,092)      (29,625)         (546)
                                                        -----------   -----------   -----------
                                                             11,430         6,213         1,813

Amortization -- Present value of in-force business....          206            67            --
Amortization -- Deferred acquisition costs............       11,116        10,872           166
                                                        -----------   -----------   -----------
Total.................................................  $    22,752   $    17,152   $     1,979
                                                        ===========   ===========   ===========

    Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or in relation to the estimated gross profit in respect of our interest sensitive contracts.

    The split of these expenses between segments is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Life reinsurance......................................  $    21,835   $    16,833   $     1,501
Wealth management.....................................          917           319           478
                                                        -----------   -----------   -----------
Total.................................................  $    22,752   $    17,152   $     1,979
                                                        ===========   ===========   ===========

OPERATING EXPENSES

    Operating expenses decreased to $9.3 million in 2001 from $9.9 million in 2000 due to the inclusion in 2000 of $0.9 million of non-recurring employee expenses relating to four employees including severance, recruiting and relocation expenses, and more costs being allocated in 2001 to acquisition expenses as they relate to marketing, underwriting and policy and treaty issuance. Expenses increased to $9.9 million in 2000 from $4.5 million in 1999 as a result of increased reinsurance activity including the acquisition of Scottish Re (U.S.), Inc.

    The split of these expenses between segments is as follows:

                                                                YEAR ENDED DECEMBER 31,
                                                        ---------------------------------------
                                                           2001          2000          1999
                                                        -----------   -----------   -----------
                                                                (DOLLARS IN THOUSANDS)
Life reinsurance......................................  $     3,274   $     6,193   $     2,206
Wealth management.....................................          967         1,281           412
Other.................................................        5,015         2,451         1,835
                                                        -----------   -----------   -----------
Total.................................................  $     9,256   $     9,925   $     4,453
                                                        ===========   ===========   ===========

    Other operating expenses include executive salaries, head office expenses, legal and professional fees and other expenses not related to either our life reinsurance or wealth management lines of business. Other operating expenses increased significantly in 2001 due to the cost of setting up our principal executive office in Bermuda, an increase in the number of executive staff including a full year of the salaries of those staff who joined us in 2000 and increases in legal and professional expenses.

INTEREST EXPENSE

    We incurred interest expense for the first time in the year ended
December 31, 2001 amounting to $1.4 million, reflecting the use of borrowings in 2001 as described in Note 2 to the consolidated financial statements.

INCOME TAXES

    The 2001 income tax expense includes taxes on the earnings of Scottish Re (U.S.), Inc., Scottish Annuity & Life International Insurance Company
(Bermuda) Ltd. and Scottish Re (Dublin) Limited, which are offset by a release of capital loss carry-forwards. The tax benefits in 2000 and 1999 are related to the earnings of Scottish Re (U.S.), Inc. only, offset by a release of valuation allowances related to capital loss carry-forwards. An analysis of income taxes and movements in deferred taxes appears in Note 14 to the consolidated financial statements.

MINORITY INTEREST

    We now own 100% of Scottish Annuity & Life Holdings (Bermuda) Limited (formerly Scottish Crown Group (Bermuda) Ltd.). In July 2001, we acquired the remaining 49.99% of Scottish Annuity & Life Holdings (Bermuda) Limited that we did not own, and thereby eliminated the minority interest position and certain intangible assets. Prior to July 2001, our ownership in Scottish Annuity & Life Holdings (Bermuda) Limited was 50.01%. Minority interest income represents the minority owner's share of the loss recorded by Scottish Annuity & Life Holdings (Bermuda) Limited prior to July 2001.

CRITICAL ACCOUNTING POLICIES

    Financial Reporting Release No. 60, which was recently released by the SEC, requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. Note 2 to the consolidated financial statements includes a summary of the significant accounting policies and methods used in the preparation of our consolidated financial statements.

    There are two Statements of Financial Accounting Standards ("SFAS") that apply to our insurance business and the related reserves and deferred acquisition costs:

    SFAS 60 applies to traditional life policies with continuing premiums. For these policies, future benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Acquisition costs are deferred and recognized as expense in a constant percentage of the gross premiums using these assumptions established at issue. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency and interest could result in material changes to the financial statements.

    SFAS 97 applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality, persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.

    The development of policy reserves and amortization of deferred acquisition costs for our products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related reserve estimates.

    Present value of in-force business is established upon the acquisition of a subsidiary and is amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits or revenues each year in relation to the total gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate. The determination of the initial value and the subsequent amortization require management to make estimates and assumptions regarding future business results that could differ materially from actual results. Estimates and assumptions involved in the present value of in-force business and subsequent amortization are similar to those necessary in the establishment of reserves and amortization of deferred acquisition costs.

    Intangible assets consist of goodwill that is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill has been amortized on a straight line basis over its estimated useful life and is reviewed periodically for impairment. In
June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. During fiscal 2002, we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of these tests will be on our earnings and financial position.

    Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS 115 and EITF 99-20 as described in Note 2 to the consolidated financial statements. Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time to maturity, length of time the value has been below cost, creditworthiness of the issuer, forecasted financial performance of the issuer, and interest rates. Changes in these factors could result in additional writedowns being necessary. At
December 31, 2001 investments were written down by $4.0 million to their estimated realizable values.

    Our accounting policies addressing reserves, deferred acquisition costs, value of business acquired, goodwill and investment impairment involve significant assumptions, judgments and estimates. Changes in these assumptions, judgments and estimates could create material changes in our consolidated financial statements.

FINANCIAL CONDITION

INVESTMENTS

    At December 31, 2001, the portfolio controlled by us consisted of $678.5 million of fixed income securities and cash. Of this total, $581.1 million represented the fixed income portfolio managed by NEAM, $93.4 million represented investments of World-Wide Holdings, which have historically been managed internally and $4.0 million represented other cash balances. At December 31, 2001, the portion of the portfolio managed by NEAM had an average Standard & Poor's rating of "A+," an average duration of 3.5 years, and an average book yield of 6.14%, as compared with an average rating of "AA-," an average duration of 2.6 years and an average book yield of 7.24% at December 31, 2000 and an average rating of "AA," an average duration of
2.9 years and an average book yield of 6.75% at December 31, 1999. At
December 31, 2001, the portion of the investment portfolio managed by World-Wide Holdings had an average rating of "AA-," an average duration of 1.9 years and an average book yield of 5.22%. At December 31, 2001, the unrealized depreciation on investments, net of tax was $3.6 million as compared to $3.8 million at December 31, 2000 and $15.7 million at December 31, 1999. These amounts are included on our consolidated balance sheets as part of shareholders' equity.

    At December 31, 2001, funds withheld at interest totaled $562.4 million with an average rating of "A-," an average duration of 6.0 years and an average book yield of 6.8%. These are fixed income investments associated with modified coinsurance transactions and include traded securities, marketable securities, commercial mortgages and private placements.

    The below table illustrates the fixed income investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                            DECEMBER 31, 2001          DECEMBER 31, 2000
                                                         ------------------------   ------------------------
RATINGS                                                  $ IN MILLIONS      %       $ IN MILLIONS      %
-------                                                  -------------   --------   -------------   --------
AAA....................................................      $249.2        36.7%        $298.4        47.4%
AA.....................................................        82.1        12.1           62.3         9.9
A......................................................       183.6        27.1          151.4        24.1
BBB....................................................       144.0        21.2           99.8        15.9
BB or Below............................................        19.6         2.9           16.9         2.7
                                                             ------       -----         ------       -----
Total..................................................      $678.5       100.0%        $628.8       100.0%
                                                             ======       =====         ======       =====

    The below table illustrates the fixed income investment portfolio (market value) sector exposure.

                                                            DECEMBER 31, 2001          DECEMBER 31, 2000
                                                         ------------------------   ------------------------
SECTOR                                                   $ IN MILLIONS      %       $ IN MILLIONS      %
------                                                   -------------   --------   -------------   --------
U.S. Treasury securities and U.S. government agency
  obligations..........................................      $ 10.0         1.5%        $ 15.9         2.5%
Corporate securities...................................       305.9        45.1          210.4        33.5
Municipal bonds........................................         1.0         0.1             --          --
Mortgage and asset backed securities...................       263.1        38.8          354.7        56.4
Debt securities issued by foreign governments..........         3.9         0.6             --          --
                                                             ------       -----         ------       -----
                                                              583.9        86.1          581.0        92.4
Cash...................................................        94.6        13.9           47.8         7.6
                                                             ------       -----         ------       -----
Total..................................................      $678.5       100.0%        $628.8       100.0%
                                                             ======       =====         ======       =====

    The December 31, 2001 data in the tables above includes the World-Wide Holdings investment portfolio and excludes unit-linked securities, which are discussed more fully in Note 2 to the consolidated financial statements. All the data excludes the assets held by ceding insurers under modified coinsurance agreements.

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

    We generated operating cash flow of $44.3 million in 2001, compared to $77.0 million in 2000 and $108.7 million in 1999. Operating cash flow includes $107.4 million, $79.5 million and $106.4 million of funds received in connection with the acquisition of blocks of reinsurance during 2001, 2000 and 1999, which are not reflected in the consolidated statements of income. These acquisitions are explained in more detail in Note 9 to the consolidated financial statements. The decrease in operating cash flow from 2000 to 2001 is primarily due to an increase in benefits and expenses paid of $99.8 million, offset in part by an increase in reinsurance premiums and fees received of $31.0 million, an increase in investment income received of $7.2 million and an increase of $27.7 million in the amount received on acquisition of blocks of reinsurance. The decrease in operating cash flow from 1999 to 2000 is primarily due to the decrease of $26.9 million in the amount received on acquisition of blocks of reinsurance and an increase in benefits and expenses paid of $43.0 million, offset in part by an increase in reinsurance premiums and fees received of $19.0 million and an increase in investment income received of $21.0 million. Our cash flow from operations may be positive or negative in any period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period.

CAPITAL AND COLLATERAL

    At December 31, 2001, total capitalization was $331.3 million
($239.6 million in 2000 and $218.7 million in 1999). The increase in capitalization at December 31, 2001 is a result of earnings for the year, less dividends paid, plus the issuance of 4,532,380 ordinary shares with a value of $78.0 million in respect of the acquisition of World-Wide Holdings on December 31, 2001, less the repurchase of 100,000 ordinary shares for a total of $1.5 million during the year.

    Pursuant to stock repurchase programs approved by our Board of Directors, we repurchased 2,529,700 ordinary shares for $25.0 million in 1999, 432,500 ordinary shares for $3.8 million in 2000 and 100,000 ordinary shares for $1.5 million in 2001. Since our initial public offering in November 1998, we have repurchased a total of 3,062,200 ordinary shares at a cost of $30.3 million.

    During 2001, we paid quarterly dividends totaling $3.1 million or $0.20 per share ($3.2 million or $0.20 per share in 2000 and $2.7 million or $0.15 per share in 1999).

    We have in place a credit facility with a U.S. bank that provides up to $70 million in the form of borrowings or outstanding letters of credit. Under the agreement, we may borrow at a predetermined spread of 40 basis points over LIBOR. The agreement expires in April 2002, at which time the borrowings become due. At December 31, 2001 we have $40 million of borrowings under this agreement and no letters of credit outstanding. The agreement requires that we pledge assets as collateral with a market value not less than 111% of the sum of outstanding borrowings and letters of credit.

    We also have borrowed $25.1 million under a reverse repurchase agreement with a major broker/ dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/ dealer.

    We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral or letters of credit arises in four ways:

    - when Scottish Annuity & Life Insurance Company (Cayman) Ltd. enters into a reinsurance treaty with a U.S. customer, it must pledge assets into a reserve credit trust with a U.S. bank in order that the ceding company may obtain reserve credit for the reinsurance transaction; in some cases, a letter of credit may be substituted for all or a portion of a reserve credit trust;

    - when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital; this need can be met by its own capital surplus, an infusion of cash or assets from Scottish Annuity & Life Insurance Company (Cayman) Ltd. or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by pledging assets in a reserve credit trust or pledging assets to a bank to support a letter of credit;

    - Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 46 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

    - even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in the state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms; such a requirement most often arises in connection with interest-sensitive liabilities.

    Scottish Annuity & Life Insurance Company (Cayman) Ltd. has agreed with Scottish Re (U.S.), Inc. that it will (1) cause Scottish Re (U.S.), Inc. to maintain capital and surplus equal to the greater of $20.0 million or such amount necessary to prevent the occurrence of a Company Action Level Event under the risk-based capital laws of the state of Delaware and (2) provide Scottish Re (U.S.), Inc. with enough liquidity to meet its obligations in a timely manner.

    In addition, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Holdings have agreed with World-Wide Reassurance that in the event World-Wide Reassurance is unable to meet its obligations under its insurance or reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. (or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Holdings) will assume all of World-Wide Reassurance's obligations under such agreements.

    Scottish Holdings and Scottish Annuity & Life Insurance Company (Cayman) Ltd. may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

    While we believe that we have sufficient assets available in the short term to support our letter of credit needs, we may need to raise additional capital and/or find alternative assets or unsecured letters of credit to continue to grow.

    We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity to meet our current needs. However, if our business continues to grow significantly, we will need to raise additional capital.

OFF BALANCE SHEET ARRANGEMENTS

    We have no obligations, assets or liabilities other than those disclosed in the financial statements forming part of this Form 10-K; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

CHANGES IN ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions of the Statement is expected to result in an increase in net income of approximately $45,000 for fiscal 2002. During fiscal 2002, we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of these tests will be on our earnings and financial position.

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "continue," "project" and similar expressions, as well as statements in the future tense, identify forward-looking statements.

    These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

    - uncertainties relating to the ratings accorded to our insurance subsidiaries;

    - uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

    - exposure to mortality experience which differs from our assumptions;

    - uncertainties arising from control of our invested assets by third parties;

    - the risk that our risk analysis and underwriting may be inadequate;

    - risks arising from our investment strategy, including risks related to the market value of our investments, fluctuations in interest rates and our need for liquidity;

    - the risk that our retrocessionaires may not honor their obligations to us;

    - changes in capital needs;

    - the impact of acquisitions, including the ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;

    - loss of the services of any of our key employees;

    - changes in accounting principles;

    - terrorist attacks on the United States and the impact of such attacks on the economy in general and on our business in particular;

    - political and economic risks in developing countries;

    - losses due to foreign currency exchange rate fluctuations;

    - changes in the rate of policyholder withdrawals or recapture of reinsurance treaties;

    - the competitive environment in which we operate and associated pricing pressures; and

    - developments in global financial markets that could affect our investment portfolio and fee income.

    The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the potential impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this report and we do not undertake any obligation to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events.

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

    Our investments, which are primarily fixed income securities, are subject to market value, reinvestment, and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The cash flows required to pay future benefits are subject to actuarial uncertainties and, in some cases, the policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates. We analyze the potential results of a transaction, including the cash flows of the liabilities and of the related assets, and any risk mitigation measures, and we price transactions to cover our costs, including estimated credit losses, and earn a desirable risk-adjusted return under various scenarios. Although we have not done so in the past, we may use interest rate swaps and other hedging instruments as tools to mitigate these risks. We may also retrocede some risks to other reinsurers.

INTEREST RATE RISK

    Interest rate risk consists of two components: (1) in a falling rate scenario, we have reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than is necessary to match anticipated liabilities; and (2) in a rising rate scenario, we have the risk that cash outflows will have to be funded by selling assets, which will then be trading at depreciated values. With some annuity liabilities, these risks are compounded by variability in liability cash flows arising from adverse experience in withdrawals, surrenders, mortality, and election of early retirement.

    We mitigate both components of risk through asset-liability management, including the technique of simulating future results under a variety of interest rate scenarios and modifying the investment and hedging strategy to mitigate downside risk to earnings. Our investment portfolio is composed of fixed-maturity bond investments, of which the majority are at fixed interest rates. For fixed-rate investments backing reinsurance liabilities, the maturity structure has been designed to have approximately the same exposure to changes in interest rates as the related liabilities. Floating-rate liabilities, including borrowings, are backed primarily by floating-rate assets. In the capital account, however, we own investments that are also sensitive to interest rate changes and this sensitivity is not offset by liabilities. Our overall objective is to limit interest rate exposure.

CREDIT RISK

    Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. We measure and manage credit risk not only of bond issuers but also of counter-parties in reinsurance, retrocession and hedging transactions.

    In our investment portfolio, credit risk is manifested in three ways:

       - actual and anticipated deterioration in the creditworthiness of an issue, as may be reflected in downgrades in its ratings, tend to reduce its market value;

       - our managers might react to the actual or expected deterioration and/or downgrade of an issuer by selling some or all of our positions, realizing a loss (or a profit smaller than would have been realized if the deterioration or downgrade had not occurred); and

       - the issuer may go into default, ultimately causing us to realize a loss.

One of our key objectives in managing credit risk is to keep actual credit losses below both the amounts that we have assumed and allowed for in pricing reinsurance transactions and the amounts we would have lost, given the general level of experience for comparably rated securities of the same type in the general market. We seek to prevent credit risk, in the aggregate, from becoming the dominant source of risk in our overall book of retained risks as a reinsurer.

    We mitigate credit risk by adopting an investment policy, approved by our Board of Directors, which limits overall exposure to credit risk and requires diversification by limiting exposure to any single issuer. We also use outside professional money management firms and monitor their capabilities, performance and compliance with our investment and risk management policies.

EQUITY RISK

    World-Wide Reassurance assumed an interest in a unit investment trust that is classified as a trading security and is recorded at fair value. The equity risk in connection with this security is substantially passed on to the holders of the investment type products, because the value of policyholder benefits is determined based on the value of the investment. World-Wide Reassurance retains the investment income on the investment in the unit investment trust, and bears the risk that investment income derived from this security will be less than anticipated.

FOREIGN CURRENCY RISK

    Our functional currency is the United States dollar. However, our U.K. subsidiaries, World-Wide Holdings and World-Wide Reassurance, maintain a part of their investment portfolio and operating expense accounts in British pounds and receive other currencies in payment of premiums. All of World-Wide Reassurance's original U.S. business is settled in United States dollars, all Canadian and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in British pounds. The results of the business in British pounds are then translated to United States dollars. World-Wide Reassurance attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.

    We may enter into investment, insurance and reinsurance transactions in the future in currencies other than United States dollars. Our objective is to avoid substantial exposures to foreign currency risk. We will manage these risks using policy limits, asset-liability management techniques and hedging transactions.

SENSITIVITY ANALYSIS--CHANGE IN INTEREST RATES

    We regularly conduct analyses to gauge the financial impact of changes in interest rates on our financial condition. Techniques include, but are not limited to, comparison of option-adjusted duration of assets and liabilities and simulation of future asset and liability cash flows under multiple interest rate scenarios. Financial simulations are also used to evaluate exposure to credit spreads and will be used as we consider investments and liabilities denominated in foreign currencies. On a monthly basis, we measure the gap between the effective duration of the investments and the target duration. For assets supporting liabilities, we set the target duration to minimize interest rate risk for each liability transaction. Our investment policy limits the duration gap to 0.75 years. For floating-rate borrowings and liabilities, we target floating-rate assets, which have a duration near zero. For capital account assets, we target a duration of 3.0 years.

QUANTITATIVE DISCLOSURE OF INTEREST RATE RISK

    The following tables provide information as of December 31, 2001 about the interest rate sensitivity of the portion of our investment portfolio managed by NEAM. The tables do not include other cash balances of $4.0 million, assets of World-Wide Holdings of $79.6 million, cash of World-Wide Holdings of $13.8 million or modified coinsurance assets of $562.4 million. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.

    December 31, 2001 market interest rates were used as discounting rates in the estimation of fair value.

                                                              EXPECTED MATURITY DATE
                                         -----------------------------------------------------------------               TOTAL
                                                                                                                          FAIR
TOTAL                                      2002       2003       2004       2005       2006     THEREAFTER    TOTAL*     VALUE*
-----                                    --------   --------   --------   --------   --------   ----------   --------   --------
                                                                          (DOLLARS IN MILLIONS)
Principal amount.......................   $108.4     $ 42.3     $ 51.4     $ 54.2     $ 37.5      $297.8      $591.6     $581.1
Book value.............................    108.6       38.1       51.2       53.8       37.6       296.4       585.7      581.1
Weighted average book yield............    3.74%      6.37%      5.92%      7.95%      5.62%       6.76%       6.14%      8.49%

------------------------------

* Includes $76.7 million of cash and cash equivalents with a book yield of 2.20%.

                                                              EXPECTED MATURITY DATE
                                         -----------------------------------------------------------------               TOTAL
                                                                                                                          FAIR
FIXED RATE ONLY                            2002       2003       2004       2005       2006     THEREAFTER    TOTAL*     VALUE*
---------------                          --------   --------   --------   --------   --------   ----------   --------   --------
                                                                          (DOLLARS IN MILLIONS)
Principal amount.......................   $107.1     $ 35.7     $ 38.9     $ 37.7     $ 27.3      $276.8      $523.5     $514.0
Book value.............................    107.2       31.6       38.8       37.4       27.4       275.5       517.9      514.0
Weighted average book yield............    3.57%      6.90%      6.73%      8.97%      6.43%       6.97%       6.36%      9.03%

------------------------------

* Includes $76.7 million of cash and cash equivalents with a book yield of 2.20%.

                                                              EXPECTED MATURITY DATE
                                         -----------------------------------------------------------------               TOTAL
                                                                                                                          FAIR
FLOATING RATE ONLY                         2002       2003       2004       2005       2006     THEREAFTER    TOTAL      VALUE
------------------                       --------   --------   --------   --------   --------   ----------   --------   --------
                                                                          (DOLLARS IN MILLIONS)
Principal amount.......................   $  1.3     $  6.6     $ 12.5     $ 16.5     $ 10.2      $ 21.0      $ 68.1     $ 67.1
Book value.............................      1.4        6.5       12.4       16.4       10.2        20.9        67.8       67.1
Weighted average book yield............    3.93%      3.79%      3.37%      5.63%      3.47%       4.00%       4.18%      4.32%

ITEM 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this item is set forth in "Item 14: Exhibits, Financial Statements and Reports on Form 8-K".

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2001.

                                    PART III

ITEM 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this Item 10 will be set forth in our Proxy Statement for 2002 Annual Meeting of Shareholders (the "2002 Proxy Statement") under the captions "Proposal for Election of Directors", "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11: EXECUTIVE COMPENSATION

    The information required by this Item 11 will be set forth in the 2002 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 will be set forth in the 2002 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

ITEM 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 will be set forth in the 2002 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

                                    PART IV

ITEM 14: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. EXHIBITS

    Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
         3.1            Memorandum of Association of Scottish Holdings, as amended as of December 14, 2001 (incorporated herein by reference to
                        Scottish Holdings' Current Report on Form 8-K/A)(5)

         3.2            Articles of Association of Scottish Holdings, as amended as of December 14, 2001 (incorporated herein by reference to
                        Scottish Holdings' Current Report on Form 8-K/A)(5)

         4.1            Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Holdings' Registration
                        Statement on Form S-1).(1)

         4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

         4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

         4.4            Form of Securities Purchase Agreement for the Class A
                        Warrants (incorporated herein by reference to Exhibit 4.4 to
                        Scottish Holdings' Registration Statement on Form S-1).(1)

         4.5            Form of Warrant Purchase Agreement for the Class B Warrants
                        (incorporated herein by reference to Exhibit 4.5 to Scottish
                        Holdings' Registration Statement on Form S-1).(1)

         4.6            Form of Securities Purchase Agreement between Scottish
                        Holdings and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

         4.7            Form of Securities Purchase Agreement between Scottish
                        Holdings and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

        10.1            Employment Agreement dated June 18, 1998 between Scottish
                        Holdings and Michael C. French (incorporated herein by
                        reference to Exhibit 10.1 to Scottish Holdings' Registration
                        Statement on Form S-1).(1)(6)

        10.2            Second Amended and Restated 1998 Stock Option Plan effective
                        October 22, 1998 (incorporated herein by reference to
                        Exhibit 10.3 to Scottish Holdings' Registration Statement on
                        Form S-1).(1)(6)

        10.3            Form of Stock Option Agreement in connection with 1998 Stock
                        Option Plan (incorporated herein by reference to Exhibit
                        10.4 to Scottish Holdings' Registration Statement on Form
                        S-1).(1)(6)

        10.4            Agreement dated June 30, 1998 between Scottish Holdings and
                        International Risk Management (Cayman) Ltd. (incorporated
                        herein by reference to Exhibit 10.8 to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

        10.5            Amended and Restated Insurance Administration, Services and
                        Referral Agreement dated as of October 1, 1998 between
                        Scottish Holdings and The Scottish Annuity Company (Cayman)
                        Ltd. (incorporated herein by reference to Exhibit 10.9 to
                        Scottish Holdings' Registration Statement on Form S-1).(1)

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
        10.6            Form of Indemnification Agreement between Scottish Holdings and each of its directors and officers (incorporated herein by reference to Exhibit 10.12 to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

        10.7 Investment Management Agreement dated October 22, 1998 between Scottish Holdings and General Re-New England Asset
                        Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Holdings' Registration Statement on Form S-1).(1)

        10.8            Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Holdings'
                        Registration Statement on Form S-1).(1)

        10.9            1999 Stock Option Plan (incorporated herein by reference to
                        Exhibit 10.14 to Scottish Holdings' 1999 Annual Report on
                        Form 10-K).(2)(6)

        10.10           Form of Stock Options Agreement in connection with 1999
                        Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Holdings' 1999 Annual Report on
                        Form 10-K).(2)(6)

        10.11           Employment Agreement dated March 08, 2000 between Scottish
                        Holdings and Scott E. Willkomm (incorporated herein by
                        reference to Exhibit 10.16 to Scottish Holdings' 1999 Annual
                        Report on Form 10-K).(2)(6)

        10.12           Employment Agreement dated August 1, 2000 between Scottish
                        Holdings and Larry N. Stern (incorporated herein by
                        reference to Exhibit 10.14 to Scottish Holdings' 2000 Annual
                        Report on Form 10-K).(3)(6)

        10.13           Employment Agreement dated August 18, 2000 between Scottish
                        Holdings and Thomas A. McAvity, Jr. (incorporated herein by reference to Exhibit 10.15 to Scottish Holdings' 2000 Annual
                        Report on Form 10-K).(3)(6)

        10.14           Employment Agreement dated September 18, 2000 between
                        Scottish Holdings and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Holdings' 2000
                        Annual Report on Form 10-K).(3)(6)

        10.15 Share Purchase Agreement by and between Scottish Holdings and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Holdings' Current Report on Form 8-K filed with the SEC on August 9, 2001).

        10.16           Amendment No. 1, dated November 8, 2001, to Share Purchase
                        Agreement dated August 6, 2001 by and between Scottish
                        Holdings and Pacific Life (incorporated by reference to Scottish Holdings' Current Report on Form 8-K).(4)

        10.17           2001 Stock Option Plan.(6)

        10.18 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan.(6)

        10.19           Service Agreement dated December 31, 2001 between World-Wide
                        Holdings, Paul Andrew Bispham and Scottish Holdings.(6)

        10.20           Registration Rights Agreement dated December 31, 2001
                        between Scottish Holdings and Pacific Life (incorporated by reference to Scottish Holdings Current Report on Form
                        8-K).(4)
        10.21           Stockholder Agreement dated December 31, 2001 between
                        Scottish Holdings and Pacific Life (incorporated by
                        reference to Scottish Holdings' Current Report on Form
                        8-K).(4)
        10.22           Tax Deed of Covenant dated December 31, 2001 between
                        Scottish Holdings and Pacific Life (incorporated by
                        reference to Scottish Holdings' Current Report on Form
                        8-K).(4)
        10.23           Letter Agreement dated December 28, 2001 between Scottish
                        Holdings and Pacific Life (incorporated by reference to
                        Scottish Holdings' Current Report on Form 8-K).(4)
        21.1            Subsidiaries of Registrant.

EXHIBIT
NUMBER                                    DESCRIPTION OF DOCUMENT
-------                 ------------------------------------------------------------
        23.1            Consent of Ernst & Young LLP.
        24.1            Power of Attorney.

------------------------

(1) Scottish Holdings' Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.

(2) Scottish Holdings' 1999 Annual Report on Form 10-K was filed with the SEC on April 3, 2000.

(3) Scottish Holdings' 2000 Annual Report on Form 10-K was filed with the SEC on March 30, 2001.

(4) Scottish Holdings' Current Report on Form 8-K was filed with the SEC on December 31, 2001.

(5) Scottish Holdings' Current Report on Form 8-K/A was filed with the SEC on January 11, 2002.

(6) This exhibit is a management contract or compensatory plan or arrangement.

B. FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors..............................     52
Consolidated Balance Sheets.................................     53
Consolidated Statements of Income...........................     54
Consolidated Statements of Comprehensive Income.............     55
Consolidated Statements of Shareholders' Equity.............     56
Consolidated Statements of Cash Flows.......................     57
Notes to Consolidated Financial Statements..................     58

    All other schedules are omitted because they are either not applicable or the required information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements or Notes thereto appearing elsewhere in this Form 10-K.

C. REPORTS ON FORM 8-K

    The following report on Form 8-K was filed with the SEC during the three months ended December 31, 2001:

       Scottish Holdings filed a report on Form 8-K on December 31, 2001 to report under Item 2 (Acquisition or Disposal of Assets) that it had completed its acquisition of all of the shares of World-Wide Holdings and its wholly owned subsidiary World-Wide Reassurance from Pacific Life. As a result of the acquisition, World-Wide Holdings became a wholly owned subsidiary of Scottish Holdings and Pacific Life received 4,532,380 ordinary shares of Scottish Holdings.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Scottish Annuity & Life Holdings, Ltd.

    We have audited the accompanying consolidated balance sheets of Scottish Annuity & Life Holdings, Ltd. and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Annuity & Life Holdings, Ltd. and subsidiaries at December 31, 2001 and 2000, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the financial statements, in 2001 the Company changed its accounting for certain investments.

/s/ ERNST & YOUNG

Philadelphia, Pennsylvania
February 12, 2002

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2001           2000
                                                              ------------   ------------
ASSETS
Fixed maturity investments, available for sale, at fair
  value (Amortized cost $588,542; 2000 -- $584,493).........   $  583,890     $  581,020
Investment in unit-linked securities........................       20,705             --
Cash and cash equivalents...................................       94,581         47,763
Policy loans................................................          801            441
Other investments...........................................       10,120             --
Funds withheld at interest..................................      562,446         46,256
                                                               ----------     ----------
  Total investments.........................................    1,272,543        675,480
Receivables:
  Accrued interest..........................................        9,335          6,709
  Risk fees.................................................        1,436            961
  Reinsurance premiums......................................       59,221         20,618
Deferred acquisition costs..................................      113,898         30,922
Amounts recoverable from reinsurers.........................       19,212             --
Present value of in-force business..........................       20,383         10,433
Other intangible assets.....................................       30,970          2,910
Deferred tax benefit........................................           --          2,192
Fixed assets................................................        5,459          2,482
Due from related party......................................        1,892            218
Other assets................................................        8,764          5,846
Current income tax receivable...............................        4,441             87
Segregated assets...........................................      602,800        409,660
                                                               ----------     ----------
  Total assets..............................................   $2,150,354     $1,168,518
                                                               ==========     ==========
LIABILITIES
Reserves for future policy benefits.........................   $  379,618     $  182,391
Interest sensitive contract liabilities.....................      718,815        310,755
Unit-linked contract liabilities............................       25,503             --
Borrowings..................................................       65,145             --
Accounts payable and accrued expenses.......................       17,332         18,867
Reinsurance payables........................................        4,258             --
Deferred tax liability......................................        5,601             --
Other liabilities...........................................           --          4,461
Segregated liabilities......................................      602,800        409,660
                                                               ----------     ----------
  Total liabilities.........................................    1,819,072        926,134
                                                               ----------     ----------
MINORITY INTEREST...........................................           --          2,820
                                                               ----------     ----------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
  Issued and fully paid: 20,144,956 ordinary shares
    (2000--15,614,240)
  (Excludes 3,062,200 shares held in Treasury;
    2000--2,962,200)........................................          201            156
Additional paid-in capital..................................      301,542        223,771
Accumulated other comprehensive loss --
  Unrealized depreciation on investments, net of tax........       (3,626)        (3,822)
Retained earnings...........................................       33,165         19,459
                                                               ----------     ----------
  Total shareholders' equity................................      331,282        239,564
                                                               ----------     ----------
  Total liabilities and shareholders' equity................   $2,150,354     $1,168,518
                                                               ==========     ==========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                    DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                                    -----------------   -----------------   -----------------
REVENUES
Premiums earned...................................      $   68,344          $   37,086          $       21
Fee income........................................           4,809               2,246               1,014
Investment income, net............................          51,692              44,793              24,068
Realized losses...................................          (5,376)               (191)             (2,638)
                                                        ----------          ----------          ----------
  Total revenues..................................         119,469              83,934              22,465
                                                        ----------          ----------          ----------
BENEFITS AND EXPENSES
Claims and other policy benefits..................          51,245              23,606               1,651
Interest credited to interest sensitive contract
  liabilities.....................................          17,578              17,390               5,549
Acquisition costs and other insurance expenses,
  net.............................................          22,752              17,152               1,979
Operating expenses................................           9,256               9,925               4,453
Interest expense..................................           1,405                  --                  --
                                                        ----------          ----------          ----------
  Total benefits and expenses.....................         102,236              68,073              13,632
                                                        ----------          ----------          ----------
Net income before income taxes and minority
  interest........................................          17,233              15,861               8,833
Income tax expense (benefit)......................              59                 (49)                (42)
                                                        ----------          ----------          ----------
Net income before minority interest...............          17,174              15,910               8,875
Minority interest.................................             (71)                (61)                 --
                                                        ----------          ----------          ----------
Income before cumulative effect of change in
  accounting principle............................          17,245              15,971               8,875
Cumulative effect of change in accounting
  principle.......................................            (406)                 --                  --
                                                        ----------          ----------          ----------
NET INCOME........................................      $   16,839          $   15,971          $    8,875
                                                        ==========          ==========          ==========
EARNINGS PER SHARE--BASIC
Income before cumulative effect of change in
  accounting principle............................      $     1.10          $     1.01          $     0.50
Cumulative effect of change in accounting
  principle.......................................           (0.02)                 --                  --
                                                        ----------          ----------          ----------
NET INCOME........................................      $     1.08          $     1.01          $     0.50
                                                        ==========          ==========          ==========
EARNINGS PER SHARE--DILUTED
Income before cumulative effect of change in
  accounting principle............................      $     1.04          $     1.00          $     0.50
Cumulative effect of change in accounting
  principle.......................................           (0.02)                 --                  --
                                                        ----------          ----------          ----------
NET INCOME........................................      $     1.02          $     1.00          $     0.50
                                                        ==========          ==========          ==========
Dividends per share...............................      $     0.20          $     0.20          $     0.15
                                                        ==========          ==========          ==========
Weighted average number of shares outstanding:
  Basic...........................................      15,646,106          15,849,657          17,919,683
                                                        ==========          ==========          ==========
  Diluted.........................................      16,485,338          15,960,542          17,919,683
                                                        ==========          ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
Net income...................................       $16,839             $15,971             $ 8,875
                                                    -------             -------             -------

Other comprehensive income (loss), net of tax
  Unrealized appreciation (depreciation) on
    investments..............................        (3,000)             11,674             (17,470)
Add: reclassification adjustment for losses
  included in net income.....................         3,196                 189               2,638
                                                    -------             -------             -------
Net unrealized appreciation (depreciation) on
  investments, net of income tax expense
  (benefit) of $(1,376), $349 and $nil.......           196              11,863             (14,832)
                                                    -------             -------             -------

Comprehensive income (loss)..................       $17,035             $27,834             $(5,957)
                                                    =======             =======             =======

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT FOR NUMBER OF SHARES)

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
Ordinary shares:
  Beginning of period........................     15,614,240          16,046,740          18,568,440
  Repurchase of shares.......................       (100,000)           (432,500)         (2,529,700)
  Issuance to executive officers.............             --                  --               8,000
  Issuance to Pacific Life Insurance
    Company..................................      4,532,380                  --                  --
  Issuance to employees on exercise of
    options..................................         98,336                  --                  --
                                                  ----------          ----------          ----------
  End of period..............................     20,144,956          15,614,240          16,046,740
                                                  ==========          ==========          ==========
Share capital:
  Beginning of period........................     $      156          $      160          $      185
  Repurchase of shares.......................             (1)                 (4)                (25)
  Issuance to executive officers.............             --                  --                  --
  Issuance to Pacific Life Insurance
    Company..................................             45                  --                  --
  Issuance to employees on exercise of
    options..................................              1                  --                  --
                                                  ----------          ----------          ----------
  End of period..............................            201                 156                 160
                                                  ----------          ----------          ----------
Additional paid in capital:
  Beginning of period........................        223,771             227,535             252,292
  Repurchase of shares.......................         (1,483)             (3,793)            (24,974)
  Issuance to executive officers.............             --                  --                  88
  Issuance to Pacific Life Insurance
    Company..................................         77,955                  --                  --
  Issuance to employees on exercise of
    options..................................          1,299                  --                  --
  Issuance of equity options.................             --                  29                 129
                                                  ----------          ----------          ----------
  End of period..............................        301,542             223,771             227,535
                                                  ----------          ----------          ----------
Accumulated other comprehensive loss:
  Beginning of period........................         (3,822)            (15,685)               (853)
  Unrealized appreciation (depreciation) on
    investments..............................            196              11,863             (14,832)
                                                  ----------          ----------          ----------
  End of period..............................         (3,626)             (3,822)            (15,685)
                                                  ----------          ----------          ----------
Retained earnings:
  Beginning of period........................         19,459               6,651                 436
  Net income.................................         16,839              15,971               8,875
  Dividends paid.............................         (3,133)             (3,163)             (2,660)
                                                  ----------          ----------          ----------
  End of period..............................         33,165              19,459               6,651
                                                  ----------          ----------          ----------
Total shareholders' equity...................     $  331,282          $  239,564          $  218,661
                                                  ==========          ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                             YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                          DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                                          -----------------   -----------------   -----------------
OPERATING ACTIVITIES
Income before cumulative effect of change in accounting
  principle.............................................      $ 17,245            $ 15,971            $  8,875
Items not affecting cash:
  Net realized losses...................................         5,376                 191               2,638
  Net realized losses on modified coinsurance
    accounts............................................        (2,905)                 --                  --
  Amortization of investments...........................        (1,484)               (604)                626
  Non cash salaries and professional fees...............            --                  29                 129
  Minority interest.....................................           (71)                (61)                 --
  Depreciation..........................................           858                 456                  95
  Amortization of deferred acquisition costs............        11,117              10,873                 165
  Amortization of present value of in-force business....           206                  67                  --
  Amortization of other intangible assets...............            23                 184                  --
  Interest credited to interest sensitive contract
    liabilities.........................................        17,578              17,390               5,549
  Changes in assets and liabilities:
    Accrued interest....................................           (19)             (1,156)             (2,671)
    Risk fees...........................................          (475)               (100)               (861)
    Reinsurance.........................................       (27,806)            (20,319)               (298)
    Deferred acquisition costs..........................       (94,092)            (39,875)             (2,085)
    Deferred tax benefit................................        (1,293)               (324)             (2,218)
    Due from related party..............................           218                (257)               (327)
    Other assets........................................        (3,757)             (5,106)               (468)
    Current income tax receivable.......................         1,351                 110                (197)
    Reserve for future policy benefits..................       131,627              85,038              97,353
    Accounts payable and accrued expenses...............        (9,388)             14,520               2,388
                                                              --------            --------            --------
  Net cash provided by operating activities.............        44,309              77,027             108,693
                                                              --------            --------            --------
INVESTING ACTIVITIES
Purchase of securities..................................      (309,373)           (148,384)           (768,058)
Proceeds from sales of investments......................       297,337              69,172             347,383
Proceeds from maturity of investments...................        86,135              57,702              34,292
Purchase of other investments...........................       (10,108)                 --                  --
Other assets & liabilities..............................        (7,045)              4,572               2,951
Funds withheld at interest..............................      (516,190)            (46,256)                 --
Policy loans............................................          (360)                 95                (536)
Purchase of present value of in-force business..........            --                 120             (10,620)
Purchase of intangible assets...........................         2,518              (2,895)               (200)
Minority interest on purchase of subsidiary.............        (2,749)              2,881                  --
Cash acquired on purchase of subsidiary.................        13,786                  --                  --
Due to related party on purchase of subsidiary..........            --             (11,562)             11,601
Proceeds from sales of fixed assets.....................           117                  --                  --
Purchase of fixed assets................................        (3,870)             (1,988)             (1,121)
                                                              --------            --------            --------
  Net cash used in investing activities.................      (449,802)            (76,543)           (384,308)
                                                              --------            --------            --------
FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities.....       603,114              57,991             283,304
Withdrawals from interest sensitive contract
  liabilities...........................................      (212,631)            (32,752)            (20,727)
Borrowings..............................................        65,145                  --                  --
Issuance of ordinary shares.............................         1,299                  --                  88
Net cost of repurchase of ordinary shares...............        (1,483)             (3,797)            (25,000)
Dividends paid..........................................        (3,133)             (3,163)             (2,660)
                                                              --------            --------            --------
  Net cash provided by financing activities.............       452,311              18,279             235,005
                                                              --------            --------            --------
Net change in cash and cash equivalents.................        46,818              18,763             (40,610)
Cash and cash equivalents, beginning of period..........        47,763              29,000              69,610
                                                              --------            --------            --------
Cash and cash equivalents, end of period................      $ 94,581            $ 47,763            $ 29,000
                                                              ========            ========            ========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               DECEMBER 31, 2001

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

    Scottish Annuity & Life Holdings, Ltd. is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as life reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as wealth management. We have operating companies in Bermuda, the Cayman Islands, Ireland, the United Kingdom and the United States.

BUSINESS

LIFE REINSURANCE

    In our life reinsurance business, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies.

    We assume risks associated with primary life insurance policies and annuities, both in force and new business. We reinsure: (i) mortality,
(ii) investment, (iii) persistency, and (iv) expense risks. Scottish Re
(U.S.), Inc. originates reinsurance business predominantly by marketing its products and services directly to U.S. life insurance and reinsurance companies. Scottish Annuity & Life Insurance Company (Cayman) Ltd. originates reinsurance business predominantly through reinsurance brokers and intermediaries.

WEALTH MANAGEMENT

    In our wealth management business, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families, for insurance, investment and estate planning purposes. For us, high net worth generally means individuals and families with a liquid net worth in excess of $10 million. Variable life insurance and variable annuities have a cash value component that is placed in a separate account and invested by us on behalf of the policyholder with a money manager. Through our Bermuda and Cayman Islands insurance companies, we have the flexibility to offer products that permit the use of private independent money managers to manage the separate accounts. The money managers can utilize investment strategies not typically available in variable insurance products issued to the general public.

BASIS OF PRESENTATION

    ACCOUNTING PRINCIPLES--Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all amounts are reported in thousands of United States dollars (except per share amounts).

    CONSOLIDATION--We consolidate the results of all our subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Prior period amounts have been reclassified to conform to the current year presentation. The acquisition of World-Wide Holdings is reflected in our consolidated balance sheet at December 31, 2001. No impact from the World-Wide Holdings acquisition has been reflected in our consolidated statements of income as the transaction was completed at the close of business on the last day of the year.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

1. ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
    ESTIMATES, RISKS AND UNCERTAINTIES--The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following are the significant accounting policies adopted by the
Company:

    A. Fixed maturity investments

    Fixed maturities are classified as available for sale, and accordingly, we carry these investments at fair values on our consolidated balance sheets. The fair value of fixed maturities is calculated using quoted market prices. The cost of fixed maturities is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive loss--unrealized depreciation on investments in shareholders' equity. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities. Interest is recorded on the accrual basis.

    Short-term investments are carried at cost, which approximates fair value.

    Realized gains (losses) on securities are determined on a specific identification method. We track the cost of each security purchased so that we are able to identify and record a gain or loss when it is subsequently sold. In addition, declines in fair value that are determined to be other than temporary are included in realized gains (losses) in the consolidated statements of income.

    EITF Issue No. 99-20 ("EITF 99-20"), "RECOGNITION OF INTEREST INCOME AND IMPAIRMENT ON PURCHASED AND RETAINED BENEFICIAL INTERESTS IN SECURITIZED FINANCIAL ASSETS," applies to all securities, purchased or retained, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. Such securities include many collateralized mortgage, bond, debt and loan obligations (CMO, CBO, CDO, and CLO), mortgage-backed securities and asset-backed securities. EITF 99-20 significantly changes the method of assessing "other than temporary impairments" and for recognizing interest income. A decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. Interest income is based on prospective estimates of future cash flows. EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. We reviewed all applicable securities held at June 30, 2001 and identified a required write down in the amount of $406,000. This is shown in the consolidated statements of income as a cumulative effect of change in accounting principle.

    B. Investment in unit-linked securities

    Unit-linked securities are comprised of investments in a unit trust denominated in British pounds. These investments were acquired as part of the purchase of World-Wide Holdings on December 31, 2001 and are recorded at quoted market value. Future investment income and changes in market value will be recorded as revenue. The investment results of the unit-linked securities are generally passed on to the policyholder (See Note 2N).

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    C. Cash and cash equivalents

    Cash and cash equivalents include fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value.

    D. Other investments

    Other investments are made up of an investment in a fund of funds that is carried at fair value of $5.1 million and a surplus note purchased from a U.S. life insurance company in connection with a reinsurance transaction that we entered into in the second quarter of 2001. The surplus note pays interest to us at an annual rate of 11%, matures on May 16, 2016 and is carried at cost of $5.0 million.

    E. Funds withheld at interest

    Funds withheld at interest are funds held by ceding companies under modified coinsurance agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies.

    F. Revenue recognition

    (i) Reinsurance premiums from traditional life policies and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This is achieved by means of the provision for liabilities for future policy benefits and deferral and subsequent amortization of policy acquisition costs.

       From time to time we acquire blocks of in-force business and account for these transactions as purchases. Results of operations only include the revenues and expenses from the respective dates of acquisition of these blocks of in-force business. The initial transfer of assets and liabilities is recorded on the balance sheet.

       Reinsurance assumed on annuity business does not generate premium insurance but generates investment income over time on the assets we receive from ceding companies.

    (ii) Fee income is earned as follows:

       a) Wealth management, separate account transactions: A one-time set-up fee is charged upon receipt of the initial payment, a fixed annual administration fee is collected quarterly and mortality, expense and distribution risk fees are charged quarterly based on total assets in each contract holder's separate account. When a variable life insurance policy is issued, a cost of insurance fee is charged quarterly based on the amount necessary to cover the death benefit. In addition, a contract holder may be charged a fee upon a partial or total surrender of the policy.

       b) Reinsurance: Revenue received on financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

   (iii) Investment income is reported on an accrual basis after deducting the related investment manager's fees.

    (iv) Realized capital gains and losses include gains and losses on the sale of investments available for sale and fixed assets.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    G. Deferred acquisition costs

    Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. We perform periodic tests to determine that the cost of business acquired remains recoverable, and the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

    Deferred acquisition costs related to traditional life insurance contracts, substantially all of which relate to long-duration contracts, are amortized over the premium-paying period of the related policies in proportion to the ratio of individual period premium revenues to total anticipated premium revenues over the life of the policy. Such anticipated premium revenues are estimated using the same assumptions used for computing liabilities for future policy benefits.

    Deferred acquisition costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment income, and expense margins.

    The development of and amortization of deferred acquisition costs for our products requires management to make estimates and assumptions. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related estimates.

    H. Amounts recoverable from reinsurers

    Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. At December 31, 2001, benefits recoverable of $19.2 million were ceded to reinsurers by World-Wide Reassurance.

    I. Present value of in-force business

    The present value of the in-force business is established upon the acquisition of a company and will be amortized over the expected life of the business as determined at acquisition. The amortization each year will be a function of the gross profits or revenues each year in relation to the total gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate.

    J. Amortization of intangible assets

    Intangible assets consist of goodwill that is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill is amortized on a straight-line basis over its estimated useful life and is reviewed periodically for impairment. Estimated useful lives were considered for 2001 to be approximately 10 years. As of January 1, 2002, we are not required to amortize intangible assets but instead perform a regular, periodic review for impairment.

    K. Fixed assets and leasehold improvements

    Fixed assets and leasehold improvements are recorded at cost and are depreciated over their estimated useful lives ranging between 1 and 5 years on a straight-line basis. Accumulated depreciation at December 31, 2001 including amounts acquired from World-Wide Holdings of $0.4 million amounted to $1.8 million (2000--$0.5 million).

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    L. Reserves for future policy benefits

    The development of policy reserves for our products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Interest rate assumptions for individual life reinsurance reserves range from 2.5 to 7.0%. The interest assumptions for immediate and deferred annuities range from 4.0 to 6.5%.

    These estimates are based primarily on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management monitors actual experience, and where circumstances warrant, revises the assumptions and the related reserve estimates.

    For traditional life policies, future benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. If the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income.

    M. Interest sensitive contract liabilities

    The liabilities for interest sensitive contract liabilities equal the accumulated account values of the policies or contracts as of the valuation date and include funds received plus interest credited less funds withdrawn and interest paid. Benefit liabilities for fixed annuities during the accumulation period equal their account values; after annuitization, they equal the discounted present value of expected future payments.

    N. Unit-linked contract liabilities

    Unit-linked contract liabilities assumed by World-Wide Reassurance are recorded at account value and represent contracts in which the investment results attained are generally passed through to the policyholder. The investment results are capital gains and losses, net of tax. Amounts are credited to these products based on the underlying investment results of the unit-linked securities in Note 2B.

    O. Borrowings

    We have in place a credit facility with a U.S. bank that provides a combination of borrowings and letters of credit totaling $70 million. Under the agreement, we may borrow at a rate of 40 basis points over LIBOR. The agreement expires April 30, 2002, but is renewable with the agreement of both parties. At December 31, 2001 borrowings totaled $40 million under this credit facility. We also have borrowings of $25.1 million in connection with a reverse repurchase agreement with a major broker/dealer. Under this reverse repurchase agreement, we sold agency mortgage-backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/ dealer. The interest rates on these borrowings float with LIBOR. Both arrangements are renewed monthly at the current LIBOR rate. At December 31, 2001 the one-month LIBOR applicable to borrowings was 1.87%.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    P. Income taxes

    Income tax liability and deferred tax assets are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. In accordance with this statement we record deferred income taxes that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is applied to deferred tax assets where the recoverability is uncertain.

    Q. Stock-based compensation

    We apply Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock option plans. We do not recognize compensation cost because our options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 13 contains a summary of the pro forma effects to reported net income and earnings per share for 2001, 2000 and 1999 had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

    R. Earnings per share

    In accordance with SFAS No. 128, basic earnings per share is calculated based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings per share assume the exercise of all dilutive stock options and warrants using the treasury stock method.

    S. Segregated assets

    Separate account investments are in respect of wealth management clients and include the net asset values of the underlying funds plus separate cash and cash equivalent balances less separate account fees payable to us. The funds in the separate accounts are not part of our general funds and are not available to meet our general obligations. The assets and liabilities of these transactions move in tandem. The client bears the investment risk on the account and we receive an asset-based fee for providing this service that is recorded as fee income. Included in these accounts are three total return swap transactions totaling approximately $99.7 million on behalf of wealth management clients.

    T. Segregated liabilities

    Separate account liabilities include amounts set aside to pay the deferred variable annuities and the cash values associated with life insurance policies. These balances consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each separate account, less fees and withdrawals. These liabilities also include amounts in respect of three total return swap transactions totaling approximately $99.7 million.

    U. Fair value of financial instruments

    The fair value of assets and liabilities included on the consolidated balance sheets which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximate the carrying amount presented in the consolidated financial statements.

    V. Accounting pronouncements

    In June 2001, the Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations," and No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    We will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of fiscal 2002. Application of the non-amortization provisions is expected to result in an increase in net income of approximately $45,000 for fiscal 2002. During fiscal 2002, we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of these tests will be on our earnings and financial position.

3. BUSINESS ACQUISITIONS

    On December 31, 2001, we completed the purchase of World-Wide Holdings and its wholly owned subsidiary World-Wide Reassurance. We issued 4,532,380 ordinary shares with a value of $78.0 million to Pacific Life in exchange for all of the outstanding shares of World-Wide Holdings. The excess of the purchase price over net assets acquired was $30.6 million, which is recorded as goodwill and included in other intangible assets on the balance sheet at December 31, 2001.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

3. BUSINESS ACQUISITIONS (CONTINUED)

    Pro forma information related to our acquisition of World-Wide Holdings is prepared for the years ended 2001 and 2000, and illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented.

                                        YEAR ENDED DECEMBER 31, 2001                   YEAR ENDED DECEMBER 31, 2000
                                --------------------------------------------   --------------------------------------------
                                SCOTTISH ANNUITY &    WORLD-WIDE    COMBINED   SCOTTISH ANNUITY &    WORLD-WIDE    COMBINED
                                LIFE HOLDINGS, LTD.   HOLDINGS(1)     (2)      LIFE HOLDINGS, LTD.   HOLDINGS(1)     (2)
                                -------------------   -----------   --------   -------------------   -----------   --------
Revenues......................       $119,469           $36,699     $155,258         $83,934           $37,674     $120,698
                                     ========           =======     ========         =======           =======     ========
Income before cumulative
  effect of change in
  accounting principle........       $ 17,245           $ 2,702     $19,310          $15,971           $ 4,503     $ 19,837
Cumulative effect of change in
  accounting principle........           (406)               --        (406)              --                --           --
                                     --------           -------     --------         -------           -------     --------
Net income....................       $ 16,839           $ 2,702     $18,904          $15,971           $ 4,503     $ 19,837
                                     ========           =======     ========         =======           =======     ========
Earnings per share(3)
Basic
  Income before cumulative
    effect of change in
    accounting principle......       $   1.10                       $  0.96          $  1.01                       $   0.97
  Cumulative effect of change
    in accounting principle...          (0.02)                        (0.02)              --                             --
                                     --------                       --------         -------                       --------
  Net income..................       $   1.08                       $  0.94          $  1.01                       $   0.97
                                     ========                       ========         =======                       ========
Diluted
  Income before cumulative
    effect of change in
    accounting principle......       $   1.04                       $  0.92          $  1.00                       $   0.97
  Cumulative effect of change
    in accounting principle...          (0.02)                        (0.02)              --                             --
                                     --------                       --------         -------                       --------
  Net income..................       $   1.02                       $  0.90          $  1.00                       $   0.97
                                     ========                       ========         =======                       ========

--------------------------

(1) World-Wide Holdings results are for the year ended September 30, 2001 and 2000.

(2) Combined amounts include pro forma adjustments.

(3) Combined amounts are calculated using historical weighted average number of shares plus 4,532,380 ordinary shares issued to acquire World-Wide Holdings.

    We now have a 100% holding in Scottish Annuity & Life Holdings (Bermuda) Limited (formerly Scottish Crown Group (Bermuda) Ltd.). In July 2001, we acquired the remaining 49.99% of Scottish Annuity & Life Holdings (Bermuda) Limited that we did not own for nominal consideration. Prior to July 2001, our holding in Scottish Annuity & Life Holdings (Bermuda) Limited was 50.01%.

    On December 31, 1999, we entered into an agreement with Scottish
Holdings, Ltd. to purchase all the outstanding shares of The Scottish Annuity Company (Cayman) Ltd. for $11.6 million. The Scottish Annuity Company (Cayman) Ltd. operates as a life insurance company and engages in writing deferred

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

3. BUSINESS ACQUISITIONS (CONTINUED)
variable annuities with a fixed annuity option with persons who are not resident in the Cayman Islands. It does not provide any investment management or advisory services.

    Scottish Holdings (U.S.), Inc., a wholly owned subsidiary, was formed on August 18, 1999 for the sole purpose of the purchase of Scottish Re
(U.S.), Inc. (formerly Harbourton Reassurance, Inc.) for a purchase price of $25.2 million. This transaction was effective on September 30, 1999 and provides us with a United States platform to write reinsurance business. Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 46 states and the District of Columbia.

    The acquisitions described above were accounted for by the purchase method of accounting. In accordance with APB Opinion No. 16, "Business Combinations," the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

4. BUSINESS SEGMENTS

    We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our main lines of business are life reinsurance and wealth management.

    The segment reporting for the lines of business is as follows:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
REVENUES
Life reinsurance.............................     $  108,187          $   72,274           $ 10,951
Wealth management............................          3,191               2,195              1,014
Other........................................          8,091               9,465             10,500
                                                  ----------          ----------           --------
Total........................................     $  119,469          $   83,934           $ 22,465
                                                  ==========          ==========           ========
NET INCOME BEFORE INCOME TAXES AND MINORITY
  INTEREST
Life reinsurance.............................     $   14,256          $    8,252           $     44
Wealth management............................          1,306                 594                124
Other........................................          1,671               7,015              8,665
                                                  ----------          ----------           --------
Total........................................     $   17,233          $   15,861           $  8,833
                                                  ==========          ==========           ========

                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
ASSETS                                         -----------------   -----------------   -----------------
Life reinsurance(1)..........................     $1,439,156          $  626,404           $428,112
Wealth management............................        632,835             431,670            268,165
Other........................................         78,363             110,444            160,357
                                                  ----------          ----------           --------
Total........................................     $2,150,354          $1,168,518           $856,634
                                                  ==========          ==========           ========

------------------------

(1) Includes $185.6 million due to the acquisition of World-Wide Holdings on December 31, 2001.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

5. FOREIGN SALES AND OPERATIONS

    Our operations include Bermuda, the Cayman Islands, Ireland and the United States.

    Financial information relating to geographic areas:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
REVENUES
U.S. business................................     $   91,020          $   44,590           $  1,448
Non-U.S. business............................         28,449              39,344             21,017
                                                  ----------          ----------           --------
Total........................................     $  119,469          $   83,934           $ 22,465
                                                  ==========          ==========           ========

6. EARNINGS PER ORDINARY SHARE

    The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
Numerator:
Net income...................................     $   16,839          $   15,971          $    8,875
                                                  ----------          ----------          ----------
Denominator:
Denominator for basic earnings per share--
  Weighted average number of shares
  outstanding................................     15,646,106          15,849,657          17,919,683
Effect of dilutive securities:
Stock options................................        660,387             110,885                  --
Warrants.....................................        178,845                  --                  --
                                                  ----------          ----------          ----------
Denominator for diluted earnings per share...     16,485,338          15,960,542          17,919,683
                                                  ----------          ----------          ----------
Basic earnings per ordinary share............     $     1.08          $     1.01          $     0.50
Diluted earnings per ordinary share..........     $     1.02          $     1.00          $     0.50

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

7. INVESTMENTS

    The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments are as follows:

                                                                    DECEMBER 31, 2001
                                                   ----------------------------------------------------
                                                                  GROSS          GROSS
                                                   AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
EXCLUDING WORLD-WIDE HOLDINGS                        COST      APPRECIATION   DEPRECIATION   FAIR VALUE
-----------------------------                      ---------   ------------   ------------   ----------
U.S. Treasury securities and U.S. government
  agency obligations.............................  $ 10,459       $   15        $   (446)     $ 10,028
Corporate securities.............................   230,391        4,171          (4,377)      230,185
Municipal bonds..................................     1,000           --             (28)          972
Mortgage and asset backed securities.............   267,127        2,151          (6,138)      263,140
Debt securities issued by foreign governments....        --           --              --            --
                                                   --------       ------        --------      --------
                                                   $508,977       $6,337        $(10,989)     $504,325
                                                   ========       ======        ========      ========

    On December 31, 2001 we acquired all of the assets and liabilities of World-Wide Holdings, which included the following fixed maturity investments:

                                                                     DECEMBER 31, 2001
                                                    ----------------------------------------------------
                                                                   GROSS          GROSS
                                                    AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
WORLD-WIDE HOLDINGS                                   COST      APPRECIATION   DEPRECIATION   FAIR VALUE
-------------------                                 ---------   ------------   ------------   ----------
U.S. Treasury securities and U.S. government
  agency obligations..............................   $    --        $ --           $ --        $    --
Corporate securities..............................    75,706          --             --         75,706
Municipal bonds...................................        --          --             --             --
Mortgage and asset backed securities..............        --          --             --             --
Debt securities issued by foreign governments.....     3,859          --             --          3,859
                                                     -------        ----           ----        -------
                                                     $79,565        $ --           $ --        $79,565
                                                     =======        ====           ====        =======

    Total fixed maturity investments at December 31, 2001 and 2000 are comprised of:

                                                                    DECEMBER 31, 2001
                                                   ----------------------------------------------------
                                                                  GROSS          GROSS
                                                   AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
INCLUDING WORLD-WIDE HOLDINGS                        COST      APPRECIATION   DEPRECIATION   FAIR VALUE
-----------------------------                      ---------   ------------   ------------   ----------
U.S. Treasury securities and U.S. government
  agency obligations.............................  $ 10,459       $   15        $   (446)     $ 10,028
Corporate securities.............................   306,097        4,171          (4,377)      305,891
Municipal bonds..................................     1,000           --             (28)          972
Mortgage and asset backed securities.............   267,127        2,151          (6,138)      263,140
Debt securities issued by foreign governments....     3,859           --              --         3,859
                                                   --------       ------        --------      --------
                                                   $588,542       $6,337        $(10,989)     $583,890
                                                   ========       ======        ========      ========

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

7. INVESTMENTS (CONTINUED)

                                                                    DECEMBER 31, 2000
                                                   ----------------------------------------------------
                                                                  GROSS          GROSS
                                                   AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
                                                     COST      APPRECIATION   DEPRECIATION   FAIR VALUE
                                                   ---------   ------------   ------------   ----------
U.S. Treasury securities and U.S. government
  agency obligations.............................  $ 15,997       $  182         $  (267)     $ 15,912
Corporate securities.............................   214,464        1,619          (5,723)      210,360
Mortgage and asset backed securities.............   354,032        2,397          (1,681)      354,748
                                                   --------       ------         -------      --------
                                                   $584,493       $4,198         $(7,671)     $581,020
                                                   ========       ======         =======      ========

    The contractual maturities of the fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                                         DECEMBER 31, 2001
                                                              ---------------------------------------
EXCLUDING WORLD-WIDE HOLDINGS                                 AMORTIZED COST    ESTIMATED FAIR VALUE
-----------------------------                                 ---------------   ---------------------
Due in one year or less.....................................      $ 14,940             $ 14,929
Due in one year through five years..........................        72,658               73,330
Due in five years through ten years.........................       116,190              115,910
Due after ten years.........................................        38,062               37,016
                                                                  --------             --------
                                                                   241,850              241,185
Mortgage and asset backed securities........................       267,127              263,140
                                                                  --------             --------
                                                                  $508,977             $504,325
                                                                  ========             ========

                                                                         DECEMBER 31, 2001
                                                              ---------------------------------------
WORLD-WIDE HOLDINGS                                           AMORTIZED COST    ESTIMATED FAIR VALUE
-------------------                                           ---------------   ---------------------
Due in one year or less.....................................      $ 8,749              $ 8,749
Due in one year through five years..........................       49,605               49,605
Due in five years through ten years.........................       21,211               21,211
Due after ten years.........................................           --                   --
                                                                  -------              -------
                                                                   79,565               79,565
Mortgage and asset backed securities........................           --                   --
                                                                  -------              -------
                                                                  $79,565              $79,565
                                                                  =======              =======

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

7. INVESTMENTS (CONTINUED)

                                                                         DECEMBER 31, 2001
                                                              ---------------------------------------
INCLUDING WORLD-WIDE HOLDINGS                                 AMORTIZED COST    ESTIMATED FAIR VALUE
-----------------------------                                 ---------------   ---------------------
Due in one year or less.....................................      $ 23,689             $ 23,678
Due in one year through five years..........................       122,263              122,935
Due in five years through ten years.........................       137,401              137,121
Due after ten years.........................................        38,062               37,016
                                                                  --------             --------
                                                                   321,415              320,750
Mortgage and asset backed securities........................       267,127              263,140
                                                                  --------             --------
                                                                  $588,542             $583,890
                                                                  ========             ========

    Gross realized gains and losses are as follows:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
Proceeds from sale of investments............      $297,337             $69,172            $347,383
                                                   ========             =======            ========
Gross realized gains.........................      $  5,160             $   404            $    765
Gross realized losses (1)....................       (10,558)               (608)             (3,403)
                                                   --------             -------            --------
Net realized losses..........................        (5,398)               (204)             (2,638)
Other gains and losses.......................            22                  13                  --
                                                   --------             -------            --------
Realized losses..............................      $ (5,376)            $  (191)           $ (2,638)
                                                   ========             =======            ========

------------------------

(1) Includes $4.0 million in respect of fixed maturity investments written down to estimated realizable values and $2.9 million in respect of modified coinsurance receivables written down due to estimated realizable values.

    At December 31, 2001 and 2000, the Company did not have a material concentration of investments in fixed income securities in a single issuer, industry or geographic location.

8. PRESENT VALUE OF IN-FORCE BUSINESS

    Total amortization of the present value of in-force business was $0.2 million for the year ended December 31, 2001, $0.1 million for the year ended December 31, 2000 and $nil for the period ended December 31, 1999. Based on the amortization method and expected gross profits or revenues, the following table provides the percentage of the present value of in-force business we expect to amortize in each year for the next 5 years:

                                                              PERCENT TO BE AMORTIZED
YEAR                                                                IN THE YEAR
----                                                          -----------------------
2002........................................................            3.41%
2003........................................................            5.13%
2004........................................................            7.18%
2005........................................................           11.75%
2006........................................................           17.26%

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

8. PRESENT VALUE OF IN-FORCE BUSINESS (CONTINUED)
    Upon the acquisition of World-Wide Holdings on December 31, 2001 present value of in-force business was established in the amount of $10.2 million. Based on the amortization method and expected gross profits or revenues, the following table provides the percentage of the present value of in-force business that we expect to amortize in each year for the next 5 years:

                                                              PERCENT TO BE AMORTIZED
YEAR                                                                IN THE YEAR
----                                                          -----------------------
2002........................................................             22%
2003........................................................             11%
2004........................................................              9%
2005........................................................              8%
2006........................................................              7%

9. REINSURANCE TRANSACTIONS

    The following table summarizes the acquisitions of in-force reinsurance transactions completed by us during 2001 and 2000. These transactions are accounted for as purchases. Our results of operations include the effects of these purchases only from the respective acquisition dates.

                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
Fair value of assets acquired...............................      $107,353             $79,496
Deferred acquisition costs..................................        11,000              10,250
                                                                  --------             -------
Total assets acquired.......................................      $118,353             $89,746
                                                                  ========             =======
Fair value of liabilities assumed...........................      $118,353             $89,746
                                                                  ========             =======

10. DEFERRED ACQUISITION COSTS

Movement in deferred acquisition costs is as follows:

                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
Balance at beginning of year................................      $ 30,922             $ 1,920
Deferred acquisition costs on in-force reinsurance
  transactions purchased....................................        11,000              10,250
Expenses deferred...........................................        83,092              29,625
Amortization expense........................................       (11,116)            (10,873)
                                                                  --------             -------
Balance at end of year......................................      $113,898             $30,922
                                                                  ========             =======

11. DUE FROM RELATED PARTIES

    The amount due from related parties represents premiums less expense allowances and benefits due from Pacific Life to World-Wide Reassurance as of December 31, 2001.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

12. SHAREHOLDERS' EQUITY

ORDINARY SHARES

    We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

    Immediately after the initial public offering there were 18,568,440 ordinary shares in issue. In January 1999, we issued 8,000 shares as non-monetary compensation to an executive officer. On September 1, 1999, our Board of Directors authorized a share repurchase plan to repurchase up to $25.0 million of our outstanding ordinary shares. By November 2, 1999, 2,529,700 ordinary shares were repurchased for $25.0 million. As at December 31, 1999, 16,046,740 ordinary shares were outstanding.

    On April 6, 2000 our Board of Directors approved an additional plan to repurchase up to $20.0 million of outstanding ordinary shares. During the period May 31, 2000 to November 30, 2000 a total of 432,500 ordinary shares were repurchased for $3.8 million. As at December 31, 2000, 15,614,240 ordinary shares were outstanding.

    During 2001 we issued 98,336 ordinary shares to employees upon the exercise of stock options. In September 2001, 100,000 ordinary shares were repurchased for $1.5 million. On December 31, 2001 we issued 4,532,380 ordinary shares to Pacific Life to acquire World-Wide Holdings (See Note 3), resulting in 20,144,956 outstanding ordinary shares.

PREFERRED SHARES

    We are authorized to issue 50,000,000 preferred shares of par value $0.01 each. At the balance sheet dates there were no preferred shares issued or outstanding.

WARRANTS

    As at December 31, 2001 there are 2,850,000 Class A warrants and 200,000 Class B warrants outstanding, each class with an exercise price of $15.00. As at December 31, 2001 no Class A or Class B warrants have been exercised.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

12. SHAREHOLDERS' EQUITY (CONTINUED)

    In connection with our initial capitalization, we issued Class A warrants to purchase an aggregate of 1,550,000 ordinary shares to related parties. The aggregate consideration of $0.1 million paid for these warrants is reflected as additional paid-in capital. In connection with our initial public offering, we issued an aggregate of 1,300,000 Class A warrants. All Class A warrants are exercisable at $15.00 per ordinary share, in equal amounts over a three-year period commencing November 1999 and expire in November 2008.

    In connection with our initial public offering, we issued an aggregate of 200,000 Class B warrants for an aggregate purchase price of $0.3 million that is reflected as additional paid-in capital. Class B warrants are exercisable at $15.00 per ordinary share, in equal amounts over a three-year period commencing November 1999 and expire in November 2008.

13. STOCK OPTION PLANS

    We have four stock option plans (the "1998 Plan," the "1999 Plan," the "Harbourton Plan" and the "2001 Plan," collectively the "Plans") which allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all options issued prior to December 31, 2001 become exercisable in three equal annual installments. Commencing January 1, 2002 all options granted will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each director, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,750,000.

    Option activity under all Plans is as follows:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2001   DECEMBER 31, 2000   DECEMBER 31, 1999
                                               -----------------   -----------------   -----------------
Outstanding, beginning of year...............      2,320,436           2,287,434           1,070,000
Granted......................................        606,000             960,500           1,454,100
Exercised....................................        (98,336)                 --                  --
Cancelled....................................        (77,499)           (927,498)           (236,666)
                                                  ----------          ----------          ----------
Outstanding and exercisable, end of year.....      2,750,601           2,320,436           2,287,434
                                                  ----------          ----------          ----------
Weighted average exercise price per share:
Granted......................................     $  14.4459          $   8.2774          $  10.6766
Exercised....................................     $  13.2154                  --                  --
Cancelled....................................     $  10.6780          $  12.3939          $  15.0000
Outstanding and exercisable, end of year.....     $  11.3092          $  10.5498          $  12.2517

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

13. STOCK OPTION PLANS (CONTINUED)
    Summary of options outstanding at December 31, 2001:

       YEAR OF          NUMBER OF           RANGE OF            WEIGHTED AVERAGE     NUMBER OF     WEIGHTED AVERAGE
        GRANT            SHARES          EXERCISE PRICES         EXERCISE PRICE    SHARES VESTED    EXERCISE PRICE
---------------------   ---------   -------------------------   ----------------   -------------   ----------------
    1998                  536,669                    $15.0000       $15.0000           536,669        $  15.0000
    1999                  790,266   $      8.0625 -- $15.0000       $9.74480           554,107        $  10.0088
    2000                  846,166   $      7.0000 -- $10.7500       $8.27730           284,504        $   8.2825
    2001                  577,500   $      13.500 -- $18.7600       $14.4626            18,000        $  14.5219
                        ---------   -------------------------       --------        ----------        ----------
                        2,750,601   $      7.0000 -- $18.7600       $11.3092         1,393,280        $  11.6371
                        ---------   -------------------------       --------        ----------        ----------

                       WEIGHTED AVERAGE
       YEAR OF            REMAINING
        GRANT          CONTRACTUAL LIFE
---------------------  ----------------
    1998                  6.92 years
    1999                  6.20 years
    2000                  7.80 years
    2001                  8.49 years
                          ----------
                          7.31 years
                          ----------

                                                    OPTION PLANS   OPTION PLANS NOT
                                                    APPROVED BY      APPROVED BY      TOTAL OPTION
                                                    SHAREHOLDERS     SHAREHOLDERS         PLANS
                                                    ------------   ----------------   -------------
Outstanding.......................................    1,413,269        1,337,332        2,750,601
Weighted average exercise price...................   $  11.7778       $  10.8141       $  11.3092
Available for future issuance(1)..................      763,397          137,666          901,063

------------------------

(1) Of this amount, 325,500 options were granted on January 1, 2002 to new directors and employees in respect of the acquisition of World-Wide Holdings.

    We have adopted the disclosure provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 123, and has been determined as if we accounted for the employee stock options under the fair value method of that Statement.

    The Black-Scholes and Binomial option-pricing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. Our pro forma information is as follows:

                                                     YEAR ENDED     YEAR ENDED      YEAR ENDED
                                                    DECEMBER 31,   DECEMBER 31,    DECEMBER 31,
                                                        2001           2000            1999
                                                    ------------   -------------   -------------
Net income -- as reported.........................      $16,839        $15,971         $ 8,875
Net income -- pro forma...........................      $13,846        $14,398         $ 6,702
Basic net income per share -- as reported.........      $  1.08        $  1.01         $  0.50
Basic net income per share -- pro forma...........      $  0.88        $  0.91         $  0.37
Diluted net income per share -- as reported.......      $  1.02        $  1.00         $  0.50
Diluted net income per share -- pro forma.........      $  0.84        $  0.90         $  0.37

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

13. STOCK OPTION PLANS (CONTINUED)
    The weighted average fair value of options granted in each year is as follows:

                                                      YEAR ENDED               YEAR ENDED            YEAR ENDED
                                                  DECEMBER 31, 2001        DECEMBER 31, 2000      DECEMBER 31, 1999
                                                ----------------------   ----------------------   -----------------
Discounted exercise price.....................                      --                       --             --
Market price exercise price...................                 $6.7825                  $3.8874        $4.5754
Premium exercise price........................                      --                       --        $5.5735

    The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                                2001                     2000                 1999
                                                       ----------------------   ----------------------   ---------------
Expected dividend yield..............................          1.00%                    1.33%               2.44%
Risk free interest rate..............................       4.16%-5.20%              5.17%-6.46%            6.44%
Expected life of options.............................         7 years                  7 years             7 years
Expected volatility..................................           0.4                      0.4                 0.7

    As of December 31, 2001, no options were outstanding in respect of non-employees (2000 - 66,667; 1999 - 66,667). We apply the fair value method of SFAS No. 123 in accounting for stock options granted to non-employees who provide services to us. The expenses recorded are $nil in 2001, $29,720 in 2000 and $128,984 in 1999.

14. TAXATION

    There is presently no taxation imposed on income or capital gains by the Governments of Bermuda and the Cayman Islands. Our Bermuda companies have been granted an exemption from taxation in Bermuda until 2016. If any taxation were to be enacted in the Cayman Islands, Scottish Annuity & Life Holdings, Ltd. and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have been granted exemptions therefrom until 2018; and The Scottish Annuity Company (Cayman) Ltd. has been granted exemptions therefrom until 2014. These companies operate in a manner such that they will owe no United States tax other than premium excise taxes and withholding taxes on certain investment income.

    Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Upon distribution of current or accumulated earnings and profits in the form of dividends or otherwise, we would be subject to U.S. withholding taxes at a 30% rate.

    At December 31, 2001, we had net operating loss carryforwards of approximately $27.6 million (2000-$15.8 million) for income tax purposes that expire in years 2012 through 2014. We also have capital loss carryforwards of approximately $1.0 million (2000-$3.8 million) for income tax purposes that expire in years 2002 through 2004. These carryforwards resulted primarily from our 1999 acquisition of Scottish Re (U.S.), Inc. and from current operations of Scottish Re (U.S.), Inc.

    The valuation allowance at December 31, 2000 is related to the tax benefit of the realized capital loss carryforwards in Scottish Re (U.S.), Inc.

    The change in valuation allowance on capital loss carryforwards related to the purchase of Scottish Re (U.S.), Inc. is due to management's ability to implement certain tax planning strategies to preserve the tax benefit of the losses. A portion is recorded as part of the income tax benefit ($0.6 million in 2001; $0.4 million in 2000) and a portion is recorded as a reduction in intangibles on the balance sheet ($0.3 million in 2000).

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

14. TAXATION (CONTINUED)

    Significant components of our deferred tax assets and liabilities are as follows:

                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
Deferred tax assets:
  Net operating losses......................................      $  9,395             $ 5,373
  Capital losses............................................           355               1,283
  Alternative minimum tax credits...........................            20                  20
  Unrealized depreciation on investments....................         1,026                  --
  Reserves for future policy benefits.......................            --                 366
  Pension liability.........................................            86                  --
  Foreign currency adjustments..............................           621                  --
  Negative proxy deferred acquisition costs.................         1,084               1,145
  Other.....................................................         2,826                  --
                                                                  --------             -------
Total deferred tax assets...................................        15,413               8,187
Valuation allowance.........................................            --                (552)
                                                                  --------             -------
Deferred tax assets net of valuation allowance..............        15,413               7,635
                                                                  --------             -------
Deferred tax liabilities:
  Unrealized appreciation on investments....................            --                (350)
  Undistributed earnings of U.K. subsidiaries...............        (4,045)                 --
  Deferred acquisition costs................................        (7,018)             (4,980)
  Accrued market discount...................................            --                 (77)
  Reserves for future policy benefits.......................        (9,805)                 --
  Other.....................................................          (146)                (36)
                                                                  --------             -------
Total deferred tax liabilities..............................       (21,014)             (5,443)
                                                                  --------             -------
Net deferred tax (liability) asset..........................      $ (5,601)            $ 2,192
                                                                  ========             =======

    For the years ended December 31, 2001 and 2000 we have income tax expense (benefit) from operations as follows:

                                                                 YEAR ENDED          YEAR ENDED
                                                              DECEMBER 31, 2001   DECEMBER 31, 2000
                                                              -----------------   -----------------
Current tax benefit.........................................       $ 1,351              $ --
Deferred tax benefit........................................        (1,292)              (49)
                                                                   -------              ----
Total tax expense (benefit).................................       $    59              $(49)
                                                                   =======              ====

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

14. TAXATION (CONTINUED)
    Income tax expense (benefit) attributable to continuing operations differ from the amount of income tax expense (benefit) that would result from applying the federal statutory rates to pretax income from operating due to the following:

                                                                  YEAR ENDED           YEAR ENDED
                                                              DECEMBER 31, 2001    DECEMBER 31, 2000
                                                              ------------------   ------------------
Pretax GAAP income at 34%...................................        $ 5,859              $ 5,393
Income not subject to tax at 34%............................         (6,615)              (4,872)
Foreign taxes...............................................          1,265                   --
Negative DAC................................................             61                 (150)
Change in valuation allowance...............................           (552)                (432)
Other.......................................................             41                   12
                                                                    -------              -------
Tax benefit.................................................        $    59              $   (49)
                                                                    =======              =======

15. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

    Our Bermuda insurance companies are required to maintain a minimum capital of $0.25 million.

    Under The Insurance Law of the Cayman Islands, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million.

    Our ability to pay dividends depends significantly on the ability of Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. to pay dividends to Scottish Holdings. While we are not subject to any significant legal prohibitions on the payment of dividends, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. are subject to the Cayman Islands regulatory constraints, which affect their ability to pay dividends. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. are prohibited from declaring or paying a dividend if such payment would reduce their net capital worth below $0.24 million.

    The maximum amount of dividends that can be paid by Scottish Re
(U.S.), Inc. (a Delaware domiciled insurance company) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory capital and surplus as of December 31 of the preceding year. The statutory surplus of Scottish Re
(U.S.), Inc. at December 31, 2001 was $35.8 million (2000-$33.7 million). The maximum dividend that could be paid in 2002 without prior approval is $3.6 million (2001-$3.4 million). Scottish Re (U.S.), Inc.'s net assets which are restricted by the above are $81.1 million (2000-$55.7 million).

    The NAIC prescribes risk-based capital ("RBC") requirements for U.S. domiciled life and health insurance companies. As of December 31, 2001 and 2000, Scottish Re (U.S.), Inc. exceeded all minimum RBC requirements.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                               DECEMBER 31, 2001

15. STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS (CONTINUED)
    In connection with the Insurance Companies Act 1982 of the United Kingdom, World-Wide Reassurance is required to maintain statutory minimum net capital of $14.9 million at September 30, 2001. World-Wide Reassurance had statutory capital of $44.2 million at September 30, 2001.

16. CONTINGENCIES

    In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

17. QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for the year ended December 31, 2001 is as follows:

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                    -----------   ------------   --------   --------
    Total revenue.................................    $41,798        $32,503     $23,164    $22,004
    Income before income taxes and minority
      interest....................................      2,995          6,358       4,177      3,704
    Cumulative effect of change in accounting
      principle...................................         --             --        (406)        --
    Net income....................................      3,703          5,534       3,888      3,714
    Basic EPS.....................................    $  0.24        $  0.35     $  0.25    $  0.24
    Diluted EPS...................................    $  0.22        $  0.33     $  0.24    $  0.23

    Quarterly financial data for the year ended December 31, 2000 is as follows:

                                                                     QUARTER ENDED
                                                    ------------------------------------------------
                                                    DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                                    -----------   ------------   --------   --------
    Total revenue.................................    $39,694        $18,680     $15,441    $10,119
    Income before income taxes and minority
      interest....................................      7,380          4,440       1,951      2,090
    Net income....................................      7,033          4,527       2,380      2,031
    Basic EPS.....................................    $  0.45        $  0.29     $  0.15    $  0.13
    Diluted EPS...................................    $  0.44        $  0.28     $  0.15    $  0.13

                                   SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                       SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                                                       By:            /s/ MICHAEL C. FRENCH
                                                            -----------------------------------------
                                                                        Michael C. French
                                                                     CHIEF EXECUTIVE OFFICER

Date: March 4, 2002

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

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                /s/ MICHAEL C. FRENCH                  Chief Executive Officer and
     -------------------------------------------         Director (Principal           March 4, 2002
                  Michael C. French                      Executive Officer)

                                                       President and Chief Financial
                /s/ SCOTT E. WILLKOMM                    Officer (Principal Financial
     -------------------------------------------         Officer and Principal         March 4, 2002
                  Scott E. Willkomm                      Accounting Officer)

                          *
     -------------------------------------------       Director                        March 4, 2002
                   Michael Austin

                          *
     -------------------------------------------       Director                        March 4, 2002
             G. William Caulfeild-Browne

                          *
     -------------------------------------------       Director                        March 4, 2002
                  Robert M. Chmely

     -------------------------------------------       Director                        March 4, 2002
                 Lord Norman Lamont

                          *
     -------------------------------------------       Director                        March 4, 2002
                  Hazel R. O'Leary

                      SIGNATURE                                    TITLE                    DATE
                      ---------                                    -----                    ----
                          *
     -------------------------------------------       Director                        March 4, 2002
                  Glenn S. Schafer

                          *
     -------------------------------------------       Director                        March 4, 2002
                    Khanh T. Tran

    *The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

/s/ MICHAEL C. FRENCH
-------------------------------------------
Michael C. French
Attorney in Fact