Form 10-Q
period 2002-03-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2002-05-14
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 2002

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

                                P.O. Box HM 2939
                            Crown House, Third Floor
                               4 Par-la-Ville Road
                                  Hamilton HM08
                                     Bermuda
                                                        Not Applicable
               (Address of Principal Executive Offices)   (Zip Code)

       Registrant's telephone number, including area code: (441) 295-4451

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of May 1, 2002, Registrant had 26,905,123 ordinary shares outstanding.

Table of Contents


PART I      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - March 31, 2002 (Unaudited)
and December 31, 2001                                                          1

Unaudited Consolidated Statements of Income - Three months
ended March 31, 2002 and 2001                                                  2


Unaudited Consolidated Statements of Comprehensive Income -
Three months ended March 31, 2002 and 2001                                     3

Unaudited Consolidated Statements of Shareholders' Equity -
Three months ended March 31, 2002 and 2001                                     4

Unaudited Consolidated Statements of Cash Flows -
Three months ended March 31, 2002 and 2001                                     5


Notes to Unaudited Consolidated Financial Statements at March 31, 2002         6

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    11
         CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           23


PART II   OTHER INFORMATION

          ITEM 1 through ITEM 6                                               24


          SIGNATURES                                                          28

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                              March 31,             December 31,
                                                                                 2002                       2001
                                                                            (unaudited)
                                                                        -------------------- --------------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $634,188; 2001 - $588,542)                                     $   623,927        $   583,890
Investment in unit-linked securities                                                20,136             20,705
Cash and cash equivalents                                                           48,158             94,581
Policy loans                                                                           735                801
Other investments                                                                   10,016             10,120
Funds withheld at interest                                                         725,271            562,446
                                                                        -------------------- --------------------
    Total investments                                                            1,428,243          1,272,543
Receivables:
     Accrued interest                                                                9,242              9,335
     Risk fees                                                                       1,672              1,436
     Reinsurance                                                                    52,313             59,221
Deferred acquisition costs                                                         131,073            113,898
Amount recoverable from reinsurers                                                  18,521             19,212
Present value of in-force business                                                  19,662             20,383
Goodwill                                                                            31,970             30,970
Fixed assets                                                                         5,592              5,459
Due from related party                                                               1,831              1,892
Other assets                                                                         7,888              8,764
Current income tax receivable                                                        2,998              4,441
Segregated assets                                                                  603,600            602,800
                                                                        -------------------- --------------------
     Total assets                                                              $ 2,314,605        $ 2,150,354
                                                                        ==================== ====================

LIABILITIES
Reserves for future policy benefits                                            $   374,948        $   379,618
Interest sensitive contract liabilities                                            888,175            718,815
Unit-linked contract liabilities                                                    21,641             25,503
Borrowings                                                                          63,231             65,145
Accounts payable and accrued expenses                                               15,290             17,332
Reinsurance payables                                                                 4,866              4,258
Deferred tax liability                                                               4,521              5,601
Other liabilities                                                                    8,213                  -
Segregated liabilities                                                             603,600            602,800
                                                                        -------------------- --------------------
     Total liabilities                                                           1,984,485          1,819,072
                                                                        -------------------- --------------------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
     Issued and fully paid: 20,155,123 ordinary shares
     (2001 - 20,144,956)
                                                                                       202                201
Additional paid- in capital                                                        301,646            301,542
Accumulated other comprehensive loss                                                (8,884)            (3,626)
Retained earnings                                                                   37,156             33,165
                                                                        -------------------- --------------------
     Total shareholders' equity                                                    330,120            331,282
                                                                        -------------------- --------------------
     Total liabilities and shareholders' equity                                $ 2,314,605        $ 2,150,354
                                                                        ==================== ====================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                   Unaudited Consolidated Statements of Income
                  (Dollars in thousands, except per share data)


                                                            Three months ended Three months ended
                                                              March 31, 2002     March 31, 2001
                                                           ------------------- ------------------
REVENUES
Premiums earned                                                $    31,355        $     9,520
Fee income                                                           2,074                699
Investment income, net                                              21,730             11,747
Realized gains (losses)                                             (1,464)                38
                                                           ------------------- ------------------
     Total revenues                                                 53,695             22,004
                                                           ------------------- ------------------

BENEFITS AND EXPENSES
Claims and other policy benefits                                    23,887              7,334
Interest credited to interest sensitive
 contract liabilities                                                9,178              4,219
Acquisition costs and other insurance expenses, net                 10,637              4,116
Operating expenses                                                   4,344              2,631
Interest expense                                                       344                  -
                                                           ------------------- ------------------
     Total benefits and expenses                                    48,390             18,300
                                                           ------------------- ------------------

Net income before income taxes and minority
interest                                                             5,305              3,704
Income tax expense                                                     307                 52
                                                           ------------------- ------------------

Net income before minority interest                                  4,998              3,652

Minority interest                                                        -                 62
                                                           ------------------- ------------------

      Net income                                               $     4,998        $     3,714
                                                           =================== ==================
Earnings per ordinary share - Basic                            $      0.25        $      0.24
                                                           =================== ==================
Earnings per ordinary share -Diluted                           $      0.23        $      0.23
                                                           =================== ==================
Dividends per ordinary share                                   $      0.05        $      0.05
                                                           =================== ==================

Weighted average number of ordinary shares outstanding
    Basic                                                       20,146,139         15,614,418
                                                           ------------------- ------------------
    Diluted                                                     21,352,993         16,136,716
                                                           ------------------- ------------------


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)


                                                         Three months ended Three months ended
                                                           March 31, 2002      March 31, 2001
                                                        ------------------- -------------------
Net income                                                  $     4,998         $     3,714
                                                        ------------------- -------------------
Other comprehensive income (loss), net of tax
   Unrealized appreciation (depreciation)
   on investments:                                               (5,874)              5,230
   Add: reclassification adjustment for investment
   losses included in net income                                  1,280                  22
                                                        ------------------- -------------------
Unrealized appreciation (depreciation) on investments            (4,594)              5,252
net of income tax expense (benefit) of $(1,015) and
$465

                                                        ------------------- -------------------
Cumulative translation adjustment                                 (664)                   -
                                                        ------------------- -------------------

Comprehensive income (loss)                                 $      (260)        $     8,966
                                                        =================== ===================



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)


                                                                    Three months              Three months
                                                                        ended                    ended
                                                                    March 31, 2002           March 31, 2001
                                                              ------------------------- ------------------------
ORDINARY SHARES
     Beginning of period                                                   20,144,956               15,614,240
     Issuance to employees on exercise of options                              10,167                    1,000
                                                              ------------------------- ------------------------
     End of period                                                         20,155,123               15,615,240
                                                              ------------------------- ------------------------

SHARE CAPITAL:
     Beginning of period                                                 $       201              $       156
     Issuance to employees on exercise of options                                  1                        -
                                                              ------------------------- ------------------------
     End of period                                                               202                      156
                                                              ------------------------- ------------------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period                                                     301,542                  223,771
     Issuance to employees on exercise of options                                104                        8
                                                              ------------------------- ------------------------
     End of period                                                           301,646                  223,779
                                                              ------------------------- ------------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

  Unrealized appreciation (depreciation) on investments
     Beginning of period                                                      (3,626)                  (3,822)
     Change in period (net of tax)                                            (4,594)                   5,252
                                                              ------------------------- ------------------------
     End of period                                                            (8,220)                   1,430
                                                              ------------------------- ------------------------

  Cumulative translation adjustment                                             (664)                       -
                                                              ------------------------- ------------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)                                 (8,884)                   1,430
                                                              ------------------------- ------------------------

RETAINED EARNINGS:
     Beginning of period                                                      33,165                   19,459
     Net income                                                                4,998                    3,714
     Dividends paid                                                           (1,007)                    (781)
                                                              ------------------------- ------------------------
     End of period                                                            37,156                   22,392
                                                              ------------------------- ------------------------

TOTAL SHAREHOLDERS' EQUITY                                               $   330,120              $   247,757
                                                              ========================= ========================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)

                                                                          Three months ended    Three months ended
                                                                             March 31, 2002       March 31, 2001
                                                                         --------------------- --------------------
OPERATING ACTIVITIES
Net income                                                                     $     4,998           $     3,714
Items not affecting cash:
     Net realized (gains) losses                                                     1,464                   (38)
     Amortization of investments                                                       (28)                 (330)
     Minority interest                                                                   -                   (62)
     Depreciation                                                                      302                   151
     Amortization of deferred acquisition costs                                      5,485                 3,126
     Amortization of present value of inforce business                                 722                    52
     Amortization of other intangible assets                                             -                    95
     Interest credited to interest sensitive contract liabilities                    9,178                 4,219
     Changes in assets and liabilities:
         Accrued interest                                                               93                   645
         Risk fees                                                                    (236)                  (78)
         Reinsurance receivables and payables                                        4,325                12,150
         Deferred acquisition costs                                                (22,660)               (8,824)
         Deferred tax benefit                                                          (65)                    -
         Other assets                                                               (1,708)                 (790)
         Current income tax receivable                                               1,444                    52
         Reserve for future policy benefits                                         (3,262)               (1,509)
         Unit linked contract liabilities                                             (359)                    -
         Due from related party                                                         61                     -
         Accounts payable and accrued expenses                                      (2,043)              (15,196)
         Other                                                                        (180)                    -
                                                                         --------------------- --------------------
Net cash used in operating activities                                               (2,469)               (2,623)
                                                                         --------------------- --------------------

INVESTING ACTIVITIES
Purchase of securities                                                             (89,474)              (65,655)
Proceeds from sales of investments                                                  23,073                32,313
Proceeds from maturity of investments                                               18,373                19,096
Other assets and liabilities                                                        10,797                (9,646)
Funds withheld at interest                                                        (162,825)               (4,908)
Costs on acquisition of World-Wide                                                  (1,000)                    -
Other investments                                                                      105                     -
Policy loans                                                                            66                  (328)
Purchase of fixed assets                                                              (435)                 (627)
                                                                       --------------------- --------------------
Net cash used in investing activities                                             (201,320)              (29,755)
                                                                         --------------------- --------------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities                                172,375                13,806
Withdrawals from interest sensitive contract liabilities                           (12,193)               (6,678)
Borrowings                                                                          (1,914)                    -
Issuance of ordinary shares                                                            105                     8
Dividends paid                                                                      (1,007)                 (781)
                                                                         --------------------- --------------------
Net cash provided by financing activities                                          157,366                 6,355
                                                                         --------------------- --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            (46,423)              (26,023)
Cash and cash equivalents, beginning of period                                      94,581                47,763
                                                                         --------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                       $    48,158           $    21,740
                                                                         ===================== ====================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002


1.   Basis of presentation

     Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the period are not necessarily indicative of the results to be expected for the entire year.

     For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 2001.

     All amounts are reported in thousands of United States dollars (except per share amounts).

     Prior period amounts have been reclassified to conform to the current year presentation.

2.   Business acquisitions

     On December 31, 2001, we completed the purchase of World-Wide Holdings and its wholly owned subsidiary World-Wide Reassurance. The excess of the purchase price over net assets acquired was $31.6 million and is recorded as goodwill. Goodwill arising on the purchase of World-Wide has increased from $30.6 million at December 31, 2001 because of additional costs of $1 million, relating to the acquisition, which were incurred during the quarter.

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We have applied the new rules on accounting for goodwill and other intangible assets in this quarter. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill. During fiscal 2002 we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of these tests will be on our earnings and financial position.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002


     Pro forma information related to our acquisition of World-Wide Holdings is prepared for the three-month period ended March 31, 2001, and illustrates the effects of the acquisition as if it had occurred at the beginning of the period.


                                               Scottish Annuity   World-Wide Holdings         Combined (1)
                                               & Life Holdings,
                                                     Ltd.
Revenues                                                 $22,004               $8,497              $30,951
                                              =================== ==================== ====================

Net Income                                                $3,714                 $516               $4,230
                                              =================== ==================== ====================

Earnings per ordinary share (2) - basic                    $0.24                                     $0.21
                                              ===================                      ====================

              diluted                                      $0.23                                     $0.20
                                              ===================                      ====================

(1)  Combined includes pro forma adjustments.


(2) Combined amounts are calculated using historical weighted average number of ordinary shares plus 4,532,380 ordinary shares issued to acquire World-Wide Holdings.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002


3.   Business segments

     We report segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our main lines of business are Life Reinsurance and Wealth Management.

     The segment reporting for the lines of business is as follows:

                                     Three months ended    Three months ended
                                        March 31, 2002        March 31, 2001
                                    --------------------- ---------------------
REVENUES
Life Reinsurance
    North America                               $39,064              $19,623
    International                                13,242                    -
                                    --------------------- ---------------------
Total Life Reinsurance                           52,306               19,623
Wealth Management                                   698                  612
Other                                               691                1,769
                                    --------------------- ---------------------
Total                                           $53,695              $22,004
                                    ===================== =====================

NET INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST
Life Reinsurance
    North America                                $4,403               $3,041
    International                                 1,733                    -
                                    --------------------- ---------------------
Total Life Reinsurance                            6,136                3,041
Wealth Management                                  (71)                  234
Other                                             (760)                  429
                                    --------------------- ---------------------
Total                                            $5,305               $3,704
                                    ===================== =====================


                                           March 31,            March 31,
                                             2002                 2001
                                    --------------------- ---------------------
ASSETS BY SEGMENT
Life Reinsurance
    North America                             $1,436,996            $638,049
    International                                164,130                   -
                                    --------------------- ---------------------
Total Life Reinsurance                         1,601,126            $638,049
Wealth Management                                633,952             483,608
Other                                             79,527             106,210
                                    --------------------- ---------------------
Total                                         $2,314,605          $1,227,867
                                    ===================== =====================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002


4.   Earnings per ordinary share

         The following table sets forth the computation of basic and diluted earnings per ordinary share:


                                                                     Three months ended Three months ended
                                                                       March 31, 2002     March 31, 2001
                                                                     ------------------ ------------------
       Numerator:
       Net income                                                             $4,998            $3,714
                                                                     ------------------ -----------------
       Denominator:
       Denominator for basic earnings per ordinary share -
       Weighted average number of ordinary shares                          20,146,139       15,614,418
       Effect of dilutive securities - Stock options                          797,257          522,298
                                     - Warrants                               409,597                -
                                                                     ------------------ -----------------
       Denominator for dilutive earnings per ordinary share               21,352,993        16,136,716
                                                                     ------------------ -----------------
       Basic earnings per ordinary share                                       $0.25             $0.24
                                                                     ================== =================
       Diluted earnings per ordinary share                                     $0.23             $0.23
                                                                     ================== =================

5.   Other investments

     Other investments are made up of a fund of funds that is carried at fair value of $5.0 million and a surplus note purchased from a U.S. life insurance company in connection with a reinsurance transaction that we entered into in the second quarter of 2001. The surplus note pays interest to us at an annual rate of 11%, matures on May 16, 2016 and is carried at cost of $5.0 million.

6.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                                  Three months ended  Three months ended
                                                     March 31, 2002      March 31, 2001
                                                  ------------------- -------------------
           Balance beginning of period                      $113,898             $30,922
           Expenses deferred                                  22,660               8,824
           Amortization expense                              (5,485)             (3,126)
                                                  ------------------- -------------------
               Balance end of period                        $131,073             $36,620
                                                  =================== ===================

7.   Borrowings

     We have in place a credit facility with a U.S. bank that provides a combination of borrowings and letters of credit totaling $70 million. Under the agreement, we may borrow at a rate of 40 basis points over LIBOR. The agreement expires on June 30, 2002, but is renewable with the agreement of both parties. At March 31, 2002 borrowings totaled $40 million under this credit facility. These borrowings were repaid subsequent to March 31, 2002 with the proceeds of the equity offering (See Note 8 to the Financial Statements). We also have borrowings of $23.2 million in connection with a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At March 31, 2002 the one-month LIBOR rate applicable to borrowings was 1.88%.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2002


8.   Shareholders' equity

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of approximately $115 million. We have used the proceeds of the equity offering to repay short-term borrowings of $40 million and will use the remainder for general corporate purposes.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Scottish Annuity & Life Holdings, Ltd., which we call Scottish Holdings, is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States as well as around the world. We refer to this portion of our business as Life Reinsurance North America. On December 31, 2001 we completed the purchase of World-Wide Holdings Limited and its subsidiary World-Wide Reassurance Company Limited. World-Wide specializes in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management.

     All amounts in tables are reported in thousands of United States dollars, except per share amounts.

Revenues

     We derive revenue from four principal sources:

     o    premiums from reinsurance assumed on life business;

     o fee income from our variable life insurance and variable annuity products and from financial reinsurance transactions;

     o    investment income from our investment portfolio; and

     o    realized gains and losses from our investment portfolio.

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

     o    claims and policy benefits under our reinsurance contracts;

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     o    interest credited to interest sensitive contract liabilities;

     o    acquisition costs and other insurance expenses;

     o    operating expenses; and

     o    interest expense.

     When we issue a Life Reinsurance contract, we establish reserves for benefits. These reserves are our estimates of what we expect to pay in claims and policy benefits and related expenses under the contract or policy. From time to time, we may also add to reserves if our experience leads us to believe that benefit claims and expenses will ultimately be greater than the existing reserve. We report the provision for these reserves as an expense during the period when the reserve or additional reserve is established.

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

     The following factors affect our profitability:

     o    the volume of business we write;

     o    our ability to assess and price adequately for the risks we assume;

     o the mix of different types of business that we reinsure, because profits on some kinds of business emerge later than on other types;

     o our ability to manage our assets and liabilities to manage investment and liquidity risk;

     o    the level of fees that we charge on our Wealth Management contracts;
          and

     o    our ability to control expenses.

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

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Results of Operations

     Our results of operations for the three-month period ended March 31, 2001 do not include the results of operations of World-Wide Holdings, which we acquired at the close of business on December 31, 2001.

Earnings per ordinary share

                                                              Three months ended  Three months ended
                                                                March 31, 2002      March 31, 2001
                                                             ------------------- -------------------
    Net income                                                         $4,998              $3,714
                                                             =================== ===================
    Basic earnings per ordinary share                                   $0.25               $0.24
                                                             =================== ===================
    Diluted earnings per ordinary share                                 $0.23               $0.23
                                                             =================== ===================
    Weighted average number of ordinary shares outstanding:
    Basic                                                          20,146,139          15,614,418
                                                             ------------------- -------------------
    Diluted                                                        21,352,993          16,136,716
                                                             ------------------- -------------------

     Our net income for the first quarter increased 35% to $5.0 million from $3.7 million in the same quarter in 2001. The increases are attributable to the inclusion of the net income of World-Wide, amounting to $1.4 million, for the first time since its acquisition, the continued growth in our core segments of Life Reinsurance North America and Wealth Management and an increase in investment income due to the increase in average invested assets offset in part by an increase in realized losses on fixed maturity investments.

     Earnings per ordinary share on a diluted basis amounted to $0.23 for the first quarter of both 2002 and 2001. Earnings per ordinary share was the net result of increased net income which was offset by the increase in the number of ordinary shares outstanding as a result of the acquisition of World-Wide and an increase in the dilutive effect of stock options and warrants. The earnings in the first quarter of 2002 included realized losses of $1.5 million compared to a realized gain of $38,000 in the first quarter of 2001.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                                                Three months ended  Three months ended
                                                                   March 31, 2002     March 31, 2001
                                                                ------------------- ------------------
     Net income                                                           $4,998             $3,714
     Realized losses (gains) - non taxable companies                       1,177               (38)
     Realized losses- taxable companies                                      287                  -
     Provision for taxes -- taxable companies                              (157)                  -
                                                                ------------------- ------------------
     Net operating earnings                                               $6,305             $3,676
                                                                =================== ==================
         Basic net operating earnings per ordinary share                   $0.31              $0.24
                                                                =================== ==================
         Diluted net operating earnings per ordinary share                 $0.30              $0.23
                                                                =================== ==================



     Weighted average number of ordinary shares
       outstanding
         Basic                                                        20,146,139         15,614,418
                                                                ------------------- ------------------
         Diluted                                                      21,352,993         16,136,716
                                                                ------------------- ------------------


     Net operating earnings increased 72% to $6.3 million in the first quarter from $3.7 million in the same quarter in 2001. Net operating earnings excludes the effect of net realized capital gains and losses, net of deferred acquisition costs, and non-recurring events and transactions. We determine net operating earnings by adjusting GAAP net income for net realized capital gains and losses, as adjusted for the related effects upon the amortization of deferred acquisition costs and taxes, and non-recurring items that we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of net operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our business. However, net operating earnings are not a substitute for net income determined in accordance with GAAP.

Revenues

     Revenues increased by 144% to $53.7 million in the first quarter of 2002 from $22.0 million in the same period of 2001. The increase was due primarily to the acquisition of World-Wide, the growth in our Life Reinsurance North America and Wealth Management operations and an increase in investment income due to growth in our invested assets resulting from new business.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenues consist of the following:


                                                    Three months ended Three months ended
                                                      March 31, 2002     March 31, 2001
                                                   ------------------ -------------------
                                                           $31,355              $9,520
               Premiums earned

               Fee income                                    2,074                 699

               Investment income, net                       21,730              11,747

               Realized gains (losses)                     (1,464)                  38
                                                   ------------------ -------------------
               Total revenues                              $53,695             $22,004
                                                   ================== ===================

Premiums earned

         Premiums earned during the first quarter increased 229% to $31.3 million. World-Wide's premiums earned amounted to $12.2 million. Premiums earned on Life Reinsurance North America operations increased by 101% and were from 45 clients. Premiums earned from these operations in the three month period ended March 31, 2001 were $9.5 million and were from 23 clients.

     As of March 31, 2002 we reinsured approximately $42.3 billion of life insurance in-force on 1,117,000 lives. Our average benefit coverage per life was $38,000. Our targeted maximum corporate retention on any one life is $1 million; however, we currently retrocede any liability in excess of $500,000. As of March 31, 2001 we reinsured approximately $15.8 billion of life insurance in-force on 393,000 lives. Our average benefit coverage per life was $40,000.

Fee income

         Both Life Reinsurance and Wealth Management business generate fee income. In Life Reinsurance we earn fees on our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

         Wealth Management fees increased in the first quarter of 2002 by $0.2 million from $0.6 million to $0.8 million primarily due to increases in variable account balances on which we earn fees and an increase in the number of clients.

         Fees earned are as follows:

                                    Three months ended  Three months ended
                                       March 31, 2002      March 31, 2001
                                    ------------------- -------------------

        Life Reinsurance                        $1,293                 $89

        Wealth Management                          781                 610
                                    ------------------- -------------------

        Total                                   $2,074                $699
                                    =================== ===================

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Wealth Management fees are earned from both life and annuity clients. The following table summarizes our client base with the associated segregated asset values and policy face amounts.

                                               March 31,         March 31,
                                                 2002              2001
                                           ---------------- -----------------
       Number of clients - Life                         43                22
                         - Annuity                      91                83
                                           ---------------- -----------------
                                                       134               105
                                           ---------------- -----------------

       Segregated asset value - Life              $130,600           $82,824
                         - Annuity                 473,000           377,895
                                           ---------------- -----------------
                                                  $603,600          $460,719
                                           ---------------- -----------------

       Face value - Life                          $843,112          $408,398
                                           ---------------- -----------------

     The change in the segregated assets is as follows:

                                        Three months ended  Three months ended
                                           March 31, 2002      March 31, 2001
                                        ------------------- -------------------
       Balance at beginning of period             $602,800            $409,660
       Deposits                                      4,200              62,199
       Withdrawals                                   (650)             (1,300)
       Investment performance (1)                  (2,750)             (9,840)
                                        ------------------- -------------------
       Balance at end of period                  $603,600            $460,719
                                        =================== ===================

(1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

Investment income

     Net investment income increased by $10.0 million or 85% to $21.7 million for the three months ended March 31, 2002 from $11.7 million for the prior year period as a result primarily of increases in average invested assets. Funds withheld at interest have grown from $51.2 million at March 31, 2001 to $725.3 million at March 31, 2002. The World-Wide fixed income portfolio totaled $83.8 million as of March 31, 2002. Excluding funds withheld at interest and the World-Wide portfolio, our general account portfolio has declined since March 31, 2001. This decline was the net result of the recapture by a ceding company of $187.5 million of assets in April 2001, offset in part by the addition of investments funded by new reinsurance transactions and borrowings.

     During the three month period ended March 31, 2002, as compared to the comparable period in 2001, average book yields were lower, particularly on floating rate assets and cash. Yields on floating rate assets move with LIBOR, which has decreased significantly. On the $569.2 million portfolio managed by General Re - New England Asset Management Inc. ("NEAM"), the yields on fixed rate assets were 6.97% and 7.18% at March 31, 2002 and 2001, respectively. Between those dates, however, LIBOR decreased to 1.88% from 5.08%, causing the yield on our floating rate assets to decrease to 4.17% from 6.58% and the yield on our cash and cash equivalents to decrease to 2.69% from 5.54%. Since the floating rate assets were funded by floating rate liabilities, the decrease in yield on assets had no material effect on earned margins.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         The split of investment income by segment is as follows:


                                                Three months ended  Three months ended
                                                   March 31, 2002      March 31, 2001
                                                ------------------- -------------------
       Life Reinsurance - North America                    $19,526             $9,980

                        - International                      1,403                  -

       Wealth Management                                         1                  2

       Other (1)                                               800              1,765
                                                ------------------- -------------------

       Total                                               $21,730           $11,747
                                                =================== ===================

     (1) Other includes investment income on unallocated capital.

Realized gains (losses)

     In the first quarter of 2002, realized losses on investments amounted to $1.5 million compared to a realized gain of $38,000 in the first quarter of 2001. Realized losses principally comprise the recognition of other than temporary impairments as required by EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets". A decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

Benefits and expenses


                                                          Three months ended  Three months ended
                                                            March 31, 2002      March 31, 2001
                                                         ------------------- -------------------
     Claims and other policy benefits                             $23,887              $7,334

     Interest credited to interest sensitive contract
     liabilities                                                    9,178               4,219

     Acquisition costs and other insurance expenses                10,637               4,116

     Operating expenses                                             4,344               2,631

     Interest expense                                                 344                   -
                                                         ------------------- -------------------
                                                                  $48,390             $18,300
     Total benefits and expenses
                                                         =================== ===================

Claims and other policy benefits

         Claims and other policy benefits increased by 226% to $23.9 million in the first quarter of 2002 from $7.3 million during the prior year period as a result of the acquisition of World-Wide, the increased number of clients and the increase in business from these clients. Claims and policyholder benefits in respect of World-Wide were $8.3 million.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Interest credited to interest sensitive contract liabilities

     Interest credited to interest sensitive contract liabilities increased by $5.0 million or 118% to $9.2 million for the first quarter of 2002 from $4.2 million in the first quarter of 2001. The increase was due to interest credited on new 2002 reinsurance treaties and increases in interest credited to policies which commenced in 2001 and 2000 due to increasing average liability balances.

Acquisition costs and other insurance expenses

     Acquisition costs and other insurance expenses increased by $6.5 million or 158% to $10.6 million in the first quarter of 2002 from $4.1 million in the prior year period. The increase was a result of the acquisition of World-Wide, the increased number of reinsurance clients in our Life Reinsurance business and the increase in premiums earned over the last two years.

The components of these expenses are as follows:

                                                                  Three months ended  Three months ended
                                                                    March 31, 2002      March 31, 2001
                                                                 ------------------- -------------------
        Commissions, excise taxes and other insurance expenses              $27,090             $9,762

        Deferral of expenses                                                (22,660)            (8,824)
                                                                 ------------------- -------------------

                                                                              4,430                938

        Amortization - Present value of in-force business                       722                 52

        Amortization - Deferred acquisition costs                             5,485              3,126
                                                                 ------------------- -------------------

        Total                                                               $10,637             $4,116
                                                                 =================== ===================

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

The split of these expenses between segments is as follows:


                                               Three months ended  Three months ended
                                                 March 31, 2002      March 31, 2001
                                              ------------------- -------------------
       Life Reinsurance - North America                   $8,531             $3,950

                        - International                    1,535                  -

       Wealth Management                                     571                166
                                              ------------------- -------------------

       Total                                             $10,637             $4,116
                                              =================== ===================

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Operating expenses

         Operating expenses increased to $4.3 million for the first quarter of 2002 compared to $2.6 million in the first quarter of 2001 as a result of the acquisition of World-Wide and increased personnel costs. The split of these expenses between segments is as follows:

                                                  Three months ended  Three months ended
                                                    March 31, 2002      March 31, 2001
                                                 ------------------- -------------------
       Life Reinsurance - North America                     $1,353              $1,049

                        - International                      1,687                   -

       Wealth Management                                       203                 242

       Other                                                 1,101               1,340
                                                 ------------------- -------------------

       Total                                               $4,344              $2,631
                                                 =================== ===================

Other operating expenses include salaries, head office expenses, legal and professional fees and other expenses not related to either our Life Reinsurance or Wealth Management lines of business.

Interest expense

     We incurred interest expense of $343,000 during the first quarter reflecting the use of borrowings as described in Note 7 to the consolidated financial statements. There were no borrowings during the quarter ended March 31, 2001.

Income taxes

     Income tax expense includes taxes on the earnings of Scottish Re (U.S.), Inc., Scottish Annuity & Life International Insurance Company (Bermuda) Ltd., World-Wide Reassurance Company Limited and Scottish Re (Dublin) Limited.

Minority interest

     We now own 100% of Scottish Annuity & Life Holdings (Bermuda) Limited (formerly Scottish Crown Group (Bermuda) Ltd.). In July 2001 we acquired the remaining 49.99% of Scottish Annuity & Life Holdings (Bermuda) that we did not own, and thereby eliminated the minority interest position.

Financial Condition

Investments

     At March 31, 2002 the portion of our investment portfolio controlled by us consisted of $672.1 of fixed income securities and cash. Of this total $569.2 million represented the fixed income portfolio controlled by NEAM, $97.8 million represented investments of World-Wide, which have historically been managed internally, and $5.1 represented other cash balances.

     At March 31, 2002, the portion of the portfolio managed by NEAM had an average Standard & Poor's rating of "A+", an average effective duration of 4.0 years and an average book yield of 6.40% as compared with an average rating of "A+", an average effective duration of 3.2 years and an average book yield of 6.68% at December 31, 2001. At March 31, 2002 the portion of the investment portfolio managed by World-Wide had an average rating of "AA- ", an average duration of 2.8 years and an average book yield of 5.50% as compared with an average rating of "AA- ", an average duration of 1.9 years and

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


an average book yield of 5.22% at December 31, 2001. At March 31, 2002 the unrealized depreciation on investments, net of tax was $8.2 million as compared with $3.6 million at December 31, 2001. These amounts are included on our consolidated balance sheets as part of shareholders' equity.

     At March 31, 2002 funds withheld at interest totaled $725.3 million with an average rating of "A", an average duration of 6.1 years and an average book yield of 6.96%. These are fixed income investments associated with modified coinsurance transactions and include marketable securities, commercial mortgages and private placements.

Liquidity and Capital Resources

Cash flow

     Cash flow from operations for the first quarter of 2002 was a negative $2.4 million compared to a negative $2.6 million in the prior year period. Although premiums written and renewal premiums received in the first quarter of the year are typically lower than in later quarters, causing reduced cash flows, the payment of claims and operating expenses continue on a more level basis throughout the year. Our cash flow from operations may be positive or negative in any period depending on the amount of new Life Reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in that period.

Capital and collateral

     At March 31, 2002, total capitalization was $330.1 million ($331.3 million at December 31, 2001). The decrease in capitalization at March 31, 2002 is due to the increase in unrealized depreciation of investments and the cumulative translation adjustment offset by earnings for the period less dividends.

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of approximately $115 million. We have used the proceeds of the offering to repay short-term borrowings of $40 million and will use the remainder for general corporate purposes.

     During the first quarter, we paid dividends totaling $0.05 per share or $1.0 million in the aggregate.

     We have in place a credit facility with a U.S. bank that provides up to $70 million in the form of borrowings or outstanding letters of credit. Under the agreement, we may borrow at a predetermined spread of 40 basis points over LIBOR. The agreement expired on April 30, 2002, but has been extended for a 60 day period. At that time it is renewable with the agreement of both parties. At March 31, 2002 and December 31, 2001, we had outstanding borrowings of $40 million. The agreement requires that we pledge assets as collateral with a market value not less than 111% of the sum of outstanding borrowing and letters of credit. Our borrowings under this facility were repaid with the proceeds of the public offering after the end of the first quarter.

     We have also borrowed $23.2 million ($25.1 million at December 31, 2001) under a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral letters of credit arises in four ways:

     - When Scottish Annuity & life Insurance Company (Cayman) Ltd. enters into a reinsurance treaty with a U.S. customer, it must pledge assets into a reserve credit trust with a U.S. bank in order that the ceding company may obtain reserve credit for the reinsurance transaction; in some cases, a letter of credit may be substituted for all or a portion of a reserve credit trust;
     - When Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital; this need can be met by its own capital surplus, an infusion of cash or assets from Scottish Annuity & Life Insurance Company (Cayman) Ltd. or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by pledging assets in a reserve credit trust or pledging assets to a bank to support a letter of credit;
     - Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 46 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and
     - Even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in the state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms; such a requirement most often arises in connection with interest-sensitive liabilities.

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

     In addition, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Holdings have agreed with World-Wide Reassurance that in the event World-Wide Reassurance is unable to meet its obligations under its insurance and reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. (or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Holdings) will assume all of World-Wide Reassurance's obligations under such agreements.

     Scottish Holdings and Scottish Annuity & Life Insurance Company (Cayman) Ltd. may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

     While we believe that we have sufficient assets available in the short term to support our liquidity and letter of credit needs, we may need to raise additional capital and/or find alternative assets or unsecured letters of credit to continue to grow. We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources of liquidity to meet our current needs. However, if our business continues to grow significantly, we will need to raise additional capital.

Off balance sheet arrangements

     We have no obligations, assets or liabilities other than those disclosed in the financial statements; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Changes in Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations," and SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules,

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We have applied the new rules on accounting for goodwill and other intangible assets in this quarter. Goodwill of $31.6 million arose on the acquisition of World-Wide at December 31, 2001. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill. During fiscal 2002 we will perform the first of the required impairment tests of goodwill and have not yet determined what the effect of these tests will be on our earnings and financial position.

Forward-Looking Statements

     Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "will", "continue", "project", and similar expressions, as well as statements in the future tense, identify forward-looking statements.

     These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include:

     - Uncertainties relating to the ratings accorded to our insurance subsidiaries;
     - Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);
     -    Exposure to mortality experience which differs from our assumptions;
     -    Uncertainties arising from control of our assets by third parties;
     -    The risk that our risk analysis and underwriting may be inadequate;
     - Risks arising from our investment strategy, including risks related to market value of our investments, fluctuations in interest rates and our need for liquidity;
     - The risk that our retrocessionaires may not honor their obligations to us;
     -    Changes in capital needs;
     - The impact of acquisitions, including the ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;
     -    Loss of the service of any of our key employees;
     -    Changes in accounting principles;
     - Terrorist attacks on the United States and the impact of such attacks on the economy in general and on our business in particular;
     -    Political and economic risks in developing countries;
     -    Losses due to foreign currency rate fluctuations;
     - Changes in the rate of policyholder withdrawals or recapture of reinsurance treaties;
     - The competitive environment in which we operate and associated pricing pressures; and
     - Developments in global financial markets that could affect our investment portfolio and fee income.

         The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the financial impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statement speaks only as of the date of this report and we do not undertake any obligation to update any forward looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events.

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

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since December 31, 2001. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.

PART II - OTHER INFORMATION

Item 1.   Legal Proceedings

The Company is not currently involved in any material litigation or arbitration.

Item 2.   Changes in Securities and Use of Proceeds

     On April 4, 2002, the Company completed a public offering of 6,750,000 ordinary shares (Commission File Numbers 333-83696 and 333-85548), which included the over-allotment option of 750,000 ordinary shares, for an aggregate offering price of $123 million. After deducting estimated expenses of $8 million, the Company raised aggregate net proceeds of approximately $115 million. The managing underwriters were Bear, Stearns & Co. Inc., Putnam Lovell Securities Inc., Fox-Pitt, Kelton and Keefe Bruyette & Woods, Inc. The Company has used the proceeds of the offering to repay short term borrowings of $40 million and will use the remainder for general corporate purposes.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

Not applicable.

Item 5.   Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

A.  Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit                     Description of Document
Number

   3.1 Memorandum of Association of the Company, as amended as of December 14, 2001 (incorporated herein by reference to the Company's Current Report on Form 8-K/A).(6)

   3.2 Articles of Association of the Company, as amended as of December 14, 2001 (incorporated herein by reference to the Company's Current Report on Form 8-K/A).(6)

   4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to the Company's registration Statement on Form S-1).(1)

   4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to the Company's Registration Statement on Form S-1).(1)

   4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to the Company's Registration Statement on Form S-1).(1)

   4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1).(1)

   4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to the Company's Registration Statement on Form S-1).(1)

   4.6 Form of Securities Purchase Agreement between the Company and the Shareholder Investors (incorporated herein by reference to Exhibit
          4.10 to the Company's Registration Statement on Form S-1).(1)

   4.7 Form of Securities Purchase Agreement between the Company and the Non-Shareholder Investors (incorporated herein by reference to Exhibit
          4.12 to the Company's Registration Statement on Form S-1).(1)

   10.1 Employment Agreement dated June 18, 1998 between the Company and Michael C. French (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1).(1)

   10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1).(1)

   10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1).(1)

   10.4 Agreement dated June 30, 1998 between the Company and International Risk Management (Cayman) Ltd. (incorporated herein by reference to
          Exhibit 10.8 to the Company's Registration Statement on Form S-1).(1)

   10.5 Amended and Restated Insurance Administration, Services and Referral Agreement dated as of October 1, 1998 between the Company and The Scottish Annuity Company (Cayman) Ltd. (incorporated herein by reference to Exhibit 10.9 to the Company's Registration Statement on Form S-1).(1)

   10.6 Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated herein by reference to Exhibit
          10.12 to the Company's Registration Statement on Form S-1).(1)

   10.7 Investment Management Agreement dated October 22, 1998 between the Company and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1).(1)

   10.8 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1).(1)

   10.9   1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to the Company's 1999 Annual Report on Form 10-K).(2)

   10.10 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K).(2)

   10.11 Employment Agreement dated March 8, 2000 between the Company and Scott E. Willkomm. (incorporated herein by reference to Exhibit 10.16 to the Company's 1999 Annual Report on Form 10-K).(2)

   10.12 Employment Agreement dated August 1, 2000 between the Company and Larry N. Stern (incorporated herein by reference to Exhibit 10.14 to the Company's 2000 Annual Report on Form 10-K).(3)

   10.13 Employment Agreement dated August 18, 2000 between the Company and Thomas A. McAvity, Jr. (incorporated herein by reference to Exhibit
          10.15 to the Company's 2000 Annual Report on Form 10-K).(3)

   10.14 Employment Agreement dated September 18, 2000 between the Company and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to the Company's 2000 Annual Report on Form 10-K).(3)

   10.15 Share Purchase Agreement by and between the Company and Pacific Life Insurance Company dated August 6, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2001).

   10.16 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 2001 by and between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

   10.17  2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to the Company's 2001 Annual Report on Form 10-K).(4)

   10.18 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.18 to the Company's 2001 Annual Report on Form 10-K).(4)

   10.19  Service Agreement dated December 31, 2001 between World-Wide
          Holdings, Paul Andrew Bispham and the Company (incorporated herein by reference to Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K).(4)

   10.20 Registration Rights Agreement dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

   10.21 Stockholder Agreement dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

   10.22 Tax Deed of Covenant dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

   10.23 Letter Agreement dated December 28, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

(1) The Company's Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(2) The Company's 1999 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 3, 2000.

(3) The Company's 2000 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 30, 2001.

(4) The Company's 2001 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 5, 2002.

(5) The Company's Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 2001.

(6) The Company's Current Report on Form 8-K/A was filed with the Securities and Exchange Commission on January 11, 2002.


B.  Reports on Form 8-K

     The following reports on Form 8-K were filed during the three-month period ended March 31, 2002.

     The Company filed a report on Form 8-K/A on January 11, 2002 to file under
Item 5 (Other Events) the current text of the Company's Memorandum of Association and Articles of Association.

     The Company filed a report on Form 8-K on February 14, 2002 to report under
Item 9 (Regulation FD Disclosure) that the Company had issued on February 13, 2002 a press release announcing its fourth quarter and year-end earnings.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: May 13, 2002            By: /s/ Scott E. Willkomm

                                  Scott E. Willkomm
                                  President


Date: May 13, 2002             By: /s/ Elizabeth A. Murphy

                                  Elizabeth A. Murphy
                                  Chief Financial Officer