Form 10-Q
period 2002-06-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2002-08-07
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               ------------------


                                    FORM 10-Q



 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended June 30, 2002

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

As of August 1, 2002, Registrant had 26,909,956 ordinary shares outstanding.

Table of Contents


PART I      FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - June 30, 2002 (Unaudited)
and December 31, 2001                                                          1

Unaudited Consolidated Statements of Income - Three and
six months ended June 30, 2002 and 2001                                        2


Unaudited Consolidated Statements of Comprehensive Income
 - Six months ended June 30, 2002 and 2001                                     4

Unaudited Consolidated Statements of Shareholders' Equity
 - Six months ended June 30, 2002 and 2001                                     5

Unaudited Consolidated Statements of Cash Flows
 - Six months ended June 30, 2002 and 2001                                     6

Notes to Unaudited Consolidated Financial Statements at June 30, 2002          7

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    13
         CONDITION AND RESULTS OF OPERATIONS


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           27


PART II   OTHER INFORMATION

ITEM 1   LEGAL PROCEEDINGS                                                    28

ITEM 2   CHANGES IN SECURITIES AND USE OF PROCEEDS                            28

ITEM 3   DEFAULTS UPON SENIOR SECURITIES                                      28

ITEM 4   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                  28

ITEM 5   OTHER INFORMATION                                                    29

ITEM 6   EXHIBITS AND REPORTS ON FORM 8-K                                     29

SIGNATURES                                                                    32

PART I. FINANCIAL INFORMATION
Item 1.  Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                           Consolidated Balance Sheets
                             (Dollars in thousands)



                                                                              June 30,          December 31,
                                                                               2002                 2001
                                                                            (unaudited)
                                                                        -------------------- --------------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $697,183; 2001 - $588,542)                                        $ 698,519       $   583,890
Investment in unit-linked securities                                                 19,299            20,705
Cash and cash equivalents                                                            57,627            94,581
Policy loans                                                                            760               801
Other investments                                                                     9,949            10,120
Funds withheld at interest                                                          879,555           562,446
                                                                        -------------------- --------------------
    Total investments                                                             1,665,709         1,272,543
Amount receivable under Funding Agreement                                           100,000                 -
Receivables:
     Accrued interest                                                                10,020             9,335
     Risk fees                                                                        1,845             1,436
     Reinsurance                                                                     54,860            59,221
Deferred acquisition costs                                                          150,464           113,898
Amount recoverable from reinsurers                                                   19,886            19,212
Present value of in-force business                                                   19,303            20,383
Goodwill                                                                             32,246            30,970
Fixed assets                                                                          5,566             5,459
Due from related party                                                                1,933             1,892
Other assets                                                                          7,923             8,764
Segregated assets                                                                   573,155           602,800
                                                                        -------------------- --------------------
     Total assets                                                                $2,642,910        $2,145,913
                                                                        ==================== ====================

LIABILITIES
Reserves for future policy benefits                                              $  382,297         $ 379,618
Interest sensitive contract liabilities                                           1,055,892           718,815
Unit-linked contract liabilities                                                     20,139            25,503
Borrowings                                                                           22,331            65,145
Accounts payable and accrued expenses                                                10,750            12,532
Reinsurance payables                                                                  4,459             4,258
Other liabilities                                                                     2,802                 -
Current income tax payable                                                              869               359
Deferred tax liability                                                                6,053             5,601
Amount payable under Funding Agreement                                              100,000                 -
Segregated liabilities                                                              573,155           602,800
                                                                        -------------------- --------------------
     Total liabilities                                                            2,178,747         1,814,631
                                                                        -------------------- --------------------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
     Issued and fully paid: 26,909,956 ordinary shares
     (2001 - 20,144,956)                                                                269               201
Additional paid-in capital                                                          415,970           301,542
Accumulated other comprehensive income                                                4,264            (3,626)
Retained earnings                                                                    43,660            33,165
                                                                        -------------------- --------------------
     Total shareholders' equity                                                     464,163           331,282
                                                                        -------------------- --------------------
     Total liabilities and shareholders' equity                                  $2,642,910        $2,145,913
                                                                        ==================== ====================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                   Unaudited Consolidated Statements of Income
                             (Dollars in thousands)


                                                         Three months      Three months        Six months          Six months
                                                             ended             ended             ended                ended
                                                         June 30, 2002     June 30, 2001      June 30, 2002       June 30, 2001
                                                     ------------------- ------------------ ------------------ -------------------
REVENUES
Premiums earned                                              $ 37,628           $ 11,311           $ 68,983            $ 20,830
Fee income                                                      2,201                919              4,275               1,618
Investment income, net                                         26,147             10,515             47,877              22,262
Realized gains (losses)                                        (1,815)               420             (3,279)                458
                                                     ------------------- ------------------ ------------------ -------------------
     Total revenues                                            64,161             23,165            117,856              45,168
                                                     ------------------- ------------------ ------------------ -------------------

BENEFITS AND EXPENSES
Claims and other policy benefits                               26,656             10,292             50,543              17,626
Interest credited to interest sensitive
 contract liabilities                                          11,228              2,818             20,406               7,038
Acquisition costs and other insurance expenses, net            11,575              3,152             22,212               7,267
Operating expenses                                              6,632              2,412             10,976               5,043
Interest expense                                                  138                314                482                 314
                                                     ------------------- ------------------ ------------------ -------------------
     Total benefits and expenses                               56,229             18,988            104,619              37,288
                                                     ------------------- ------------------ ------------------ -------------------

Net income before income taxes and minority
interest                                                        7,932              4,177             13,237               7,880
Income tax benefit (expense)                                      (83)               108               (390)                 57
                                                     ------------------- ------------------ ------------------ -------------------

Net income before minority interest                             7,849              4,285             12,847               7,937

Minority interest                                                   -                  9                  -                  71
                                                     ------------------- ------------------ ------------------ -------------------
Income before cumulative effect of change in                    7,849              4,294             12,847               8,008
accounting  principle
Cumulative effect of change in accounting principle                 -               (406)                 -                (406)

                                                     ------------------- ------------------ ------------------ -------------------
      Net income                                              $ 7,849            $ 3,888           $ 12,847             $ 7,602
                                                     =================== ================== ================== ===================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
             Unaudited Consolidated Statements of Income (continued)
                  (Dollars in thousands, except per share data)


                                                           Three months      Three months        Six months          Six months
                                                              ended             ended              ended               ended
                                                          June 30, 2002      June 30, 2001      June 30, 2002       June 30, 2001
                                                       ------------------- ------------------ ------------------ -------------------

Earnings per ordinary share - Basic
Net income before cumulative effect of change in
accounting principle                                              $0.29              $0.27              $0.55               $0.51

Cumulative effect of change in accounting principle                   -              (0.02)                 -               (0.02)
                                                       ------------------- ------------------ ------------------ -------------------
Net Income                                                        $0.29              $0.25              $0.55               $0.49
                                                       =================== ================== ================== ===================

Earnings per ordinary share -Diluted
Net income before cumulative effect of change in
accounting principle                                              $0.28              $0.26              $0.51               $0.49

Cumulative effect of change in accounting principle                   -              (0.02)                 -               (0.02)
                                                       ------------------- ------------------ ------------------ -------------------
Net Income                                                        $0.28              $0.24              $0.51               $0.47
                                                       =================== ================== ================== ===================

Dividends per ordinary share                                      $0.05              $0.05              $0.10               $0.10
                                                       =================== ================== ================== ===================

Weighted average number of ordinary shares outstanding
    Basic                                                    26,683,204         15,657,842         23,432,731          15,636,250
                                                       =================== ================== ================== ===================
    Diluted                                                  28,504,230         16,246,309         24,946,671          16,191,632
                                                       =================== ================== ================== ===================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)


                                                                                    Six months ended       Six months ended
                                                                                      June 30, 2002          June 30, 2001
                                                                                ----------------------- ----------------------
Net income                                                                                   $12,847                $ 7,602
                                                                                ----------------------- ----------------------
Other comprehensive income, net of tax
 Unrealized appreciation on investments:                                                       4,878                  2,159
   Add: reclassification adjustment for investment
   losses included in net income                                                                  24                   (457)
                                                                                ----------------------- ----------------------
Unrealized appreciation on investments net of income tax expense
of $1,085 and $121                                                                             4,902                  1,702
                                                                                ----------------------- ----------------------

Cumulative translation adjustments                                                             2,988                      -
                                                                                ----------------------- ----------------------

Comprehensive income                                                                         $20,737                $ 9,304
                                                                                ======================= ======================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)


                                                               Six months          Six months
                                                                  ended              ended
                                                              June 30, 2002       June 30, 2001
                                                           ------------------- ------------------
ORDINARY SHARES
     Beginning of period                                          20,144,956         15,614,240
     Ordinary shares issued                                        6,750,000                  -
     Issuance to employees on exercise of options                     15,000                  -
                                                           ------------------- ------------------
     End of period                                                26,909,956         15,614,240
                                                           ------------------- ------------------

SHARE CAPITAL:
     Beginning of period                                         $       201       $        156
     Ordinary shares issued                                               67                  -
     Issuance to employees on exercise of options                          1                  1
                                                           ------------------- ------------------
     End of period                                                       269                157
                                                           ------------------- ------------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period                                             301,542            223,771
     Ordinary shares issued                                          114,284                  -
     Issuance to employees on exercise of options                        144              1,298
                                                           ------------------- ------------------
     End of period                                                   415,970            225,069
                                                           ------------------- ------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):

  Unrealized depreciation on investments
     Beginning of period                                              (3,626)            (3,822)
     Change in period (net of tax)                                     4,902              1,702
                                                           ------------------- ------------------
     End of period                                                     1,276             (2,120)
                                                           ------------------- ------------------

  Cumulative translation adjustment                                    2,988                  -
                                                           ------------------- ------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
                                                                       4,264             (2,120)
                                                           ------------------- ------------------

RETAINED EARNINGS:
     Beginning of period                                              33,165             19,459
     Net income                                                       12,847              7,602
     Dividends paid                                                   (2,352)            (1,566)
                                                           ------------------- ------------------
     End of period                                                    43,660             25,495
                                                           ------------------- ------------------

TOTAL SHAREHOLDERS' EQUITY                                          $464,163           $248,601
                                                           =================== ==================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)



                                                                            Six months ended      Six months ended
                                                                              June 30, 2002         June 30, 2001
                                                                          --------------------- --------------------
OPERATING ACTIVITIES
Net income                                                                     $      12,847          $      8,008
Items not affecting cash:
     Net realized (gains) losses                                                       3,279                  (458)
     Amortization of investments                                                         173                  (637)
     Amortization of deferred acquisition costs                                       13,622                 4,635
     Amortization of present value of inforce business                                 1,401                   103
     Interest credited to interest sensitive contract liabilities                     20,406                 7,038
     Changes in assets and liabilities:
         Accrued interest                                                               (685)                  335
         Risk fees                                                                      (409)                    2
         Reinsurance receivables and payables                                          3,336                 6,737
         Deferred acquisition costs                                                  (50,188)              (30,213)
         Deferred tax benefit                                                            514                  (432)
         Other assets                                                                 (1,743)                 (603)
         Current income tax receivable and payable                                       510                   375
         Reserve for future policy benefits                                             (430)               69,563
         Unit linked contract liabilities                                             (6,704)                    -
         Due from related party                                                          (41)                    -
         Accounts payable and accrued expenses                                        (1,782)              (13,133)
         Other                                                                         1,431                  (546)
                                                                          --------------------- --------------------
Net cash provided by (used in) operating activities                                   (4,463)               50,774
                                                                          --------------------- --------------------

INVESTING ACTIVITIES
Purchase of securities                                                              (218,605)             (101,215)
Proceeds from sales of investments                                                    71,223               181,933
Proceeds from maturity of investments                                                 41,677                38,924
Other assets and liabilities                                                           5,386                  (330)
Funds withheld at interest                                                          (317,109)              (31,123)
Costs on acquisition of World-Wide                                                    (1,276)                    -
Other investments                                                                        171               (12,119)
Policy loans                                                                              41                  (435)
                                                                          --------------------- --------------------
Net cash provided by (used in) investing activities                                 (418,492)               75,635
                                                                          --------------------- --------------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities                                  346,748                46,890
Withdrawals from interest sensitive contract liabilities                             (30,077)             (198,990)
Borrowings                                                                           (42,814)               40,000
Issuance of ordinary shares                                                          114,496                 1,300
Dividends paid                                                                        (2,352)               (1,566)
                                                                          --------------------- --------------------
Net cash provided by (used in) financing activities                                  386,001              (112,366)
                                                                          --------------------- --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                              (36,954)               14,043
Cash and cash equivalents, beginning of period                                        94,581                47,763
                                                                          --------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   57,627           $    61,806
                                                                          ===================== ====================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


1.   General

     Scottish Annuity & Life Holdings, Ltd. is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. We have operating companies in Bermuda, the Cayman Islands, Ireland, Luxembourg, the United Kingdom and the United States.

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

2.   New accounting pronouncements

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We have applied the new rules on accounting for goodwill and other intangible assets in this quarter. Goodwill recognized in the consolidated balance sheet has been assigned to reporting units. Goodwill was tested for impairment at June 30, 2002. There was no impairment in goodwill recognized on initial adoption. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill.

3.   Change in Accounting Principle

     EITF Issue No. 99-20("EITF 99-20"), "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", applies to all securities, purchased or retained, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. Such securities include many collateralized mortgage, bond, debt and loan obligations (CMO, CBO, CDO and CLO), mortgage-backed securities and asset-backed securities. EITF 99-20 significantly changed the method of assessing "other than temporary impairments" and for recognizing interest income. A decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amounts or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. Interest income is based on prospective estimates of future cash flows. EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. We reviewed all applicable securities held at June 30, 2001, and identified a required write down in the amount of $406,000. This was shown in the consolidated statements of income as a cumulative effect of change in accounting principle.

4.   Business acquisitions

     On December 31, 2001, we completed the purchase of World-Wide Holdings and its wholly owned subsidiary World-Wide Reassurance. The excess of the purchase price over net assets acquired was $32.2 million and is recorded as goodwill. Goodwill arising on the purchase of World-Wide has increased from $30.6 million at December 31, 2001 because of additional

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


costs of $1.6 million, relating to the acquisition, which were identified during the six months ended June 30, 2002. These costs were principally legal and other professional fees.

     Pro forma information related to our acquisition of World-Wide Holdings is prepared for the three and six-month periods ended June 30, 2001, and illustrates the effects of the acquisition as if it had occurred at the beginning of the period.



                                   Scottish        World-Wide           Combined      Scottish        World-Wide           Combined
                                Annuity & Life     Holdings(1)                     Annuity & Life    Holdings(1)
                                Holdings, Ltd.                                     Holdings, Ltd.

                                       Three months ended June 30, 2001                    Six months ended June 30, 2001

Revenues                               $23,165          $9,398          $32,563           $45,168        $ 17,895          $64,063
                               ================= ================ =============== ================= =============== ================
Income before cumulative
effect of change in
accounting principle                   $ 4,294          $  517          $ 4,811            $8,008        $  1,033          $ 9,041

Cumulative effect of change
in accounting principle                   (406)              -             (406)             (406)              -             (406)
                               ----------------- ---------------- --------------- ----------------- --------------- ----------------

Net income                             $ 3,888          $  517          $ 4,405            $7,602        $  1,033          $ 8,635
                               ================= ================ =============== ================= =============== ================
Earnings per ordinary share -
basic (2) Income before
cumulative effect of
change in accounting principle           $0.27                            $0.24             $0.51                            $0.45

Cumulative effect of change in
accounting principle                     (0.02)                           (0.02)            (0.02)                           (0.02)
                               ----------------- ---------------- --------------- ----------------- --------------- ----------------

Net income                               $0.25                            $0.22             $0.49                            $0.43
                               ================= ================ =============== ================= =============== ================
Earnings per ordinary share -
diluted Income before
cumulative effect of change
in accounting principle                  $0.26                            $0.23             $0.49                            $0.44

Cumulative effect of change in
accounting principle                     (0.02)                           (0.02)            (0.02)                           (0.02)
                               ----------------- ---------------- --------------- ----------------- --------------- ----------------

Net income                               $0.24                            $0.21             $0.47                            $0.42
                               ================= ================ =============== ================= =============== ================


(1)  World-Wide Holdings includes pro forma adjustments.

(2) Combined amounts are calculated using historical weighted average number of ordinary shares plus 4,532,380 ordinary shares issued to acquire World-Wide Holdings.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


5.   Business segments

     We report segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information." Our main lines of business are Life Reinsurance and Wealth Management.

     The segment reporting for the lines of business is as follows:

                                              Three months      Three months        Six months          Six months
                                                 ended             ended             ended                ended
                                             June 30, 2002      June 30, 2001      June 30, 2002       June 30, 2001
                                          ------------------- ------------------- ------------------- -------------------

REVENUES
Life Reinsurance
    North America                                   $48,050            $19,699             $87,116             $39,322
    International                                    13,832                  -              27,074                   -
                                          ------------------- ------------------- ------------------- -------------------
Total Life Reinsurance                               61,882             19,699             114,190              39,322
Wealth Management                                       850                663               1,547               1,274
Other                                                 1,429              2,803               2,119               4,572
                                          ------------------- ------------------- ------------------- -------------------
Total                                               $64,161            $23,165            $117,856             $45,168
                                          =================== =================== =================== ===================

NET INCOME BEFORE INCOME TAXES
AND MINORITY INTEREST
Life Reinsurance
    North America                                    $6,853             $2,587             $11,256              $5,628
    International                                     2,725                  -               4,458                   -
                                          ------------------- ------------------- ------------------- -------------------
Total Life Reinsurance                                9,578              2,587              15,714               5,628
Wealth Management                                      (607)               375                (678)                608
Other                                                (1,039)             1,215              (1,799)              1,644
                                          ------------------- ------------------- ------------------- -------------------
Total                                                $7,932             $4,177             $13,237              $7,880
                                          =================== =================== =================== ===================


                                                      June 30, 2002      December 31, 2001
                                                 --------------------- ---------------------
ASSETS BY SEGMENT
Life Reinsurance
    North America                                          $1,735,125          $1,253,605
    International                                             203,242             185,551
                                                 --------------------- ---------------------
Total Life Reinsurance                                      1,938,367           1,439,156
Wealth Management                                             616,701             632,835
Other                                                          87,842              78,363
                                                 --------------------- ---------------------
Total                                                      $2,642,910          $2,150,354
                                                 ===================== =====================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:


                                                         Three months      Three months        Six months          Six months
                                                             ended             ended             ended                ended
                                                         June 30, 2002     June 30, 2001      June 30, 2002       June 30, 2001
                                                      ------------------ ------------------ ------------------ ------------------
Numerator:
Net income                                                     $7,849           $3,888            $12,847             $7,602
                                                      ================== ================== ================== ==================
Denominator:
Denominator for basic earnings per ordinary share -
Weighted average number of ordinary shares                 26,683,204       15,657,842         23,432,731         15,636,250
Effect of dilutive securities - Stock options               1,055,956          581,488            926,607            551,892
                              - Warrants                      765,070            6,979            587,333              3,490

                                                      ------------------ ------------------ ------------------ ------------------
Denominator for dilutive earnings per ordinary share       28,504,230        6,246,309         24,946,671         16,191,632
                                                      ================== ================== ================== ==================

Basic earnings per ordinary share                               $0.29            $0.25              $0.55              $0.49
                                                      ================== ================== ================== ==================

Diluted earnings per ordinary share                             $0.28            $0.24              $0.51              $0.47
                                                      ================== ================== ================== ==================


7.   Other investments

     Other investments are made up of a fund of funds that is carried at fair value of $4.9 million and a surplus note purchased from a U.S. life insurance company in connection with a reinsurance transaction that we entered into in the second quarter of 2001. The surplus note pays interest to us at an annual rate of 11%, matures on May 16, 2016 and is carried at cost of $5.0 million.

8.   Funding Agreement

     Total assets and liabilities include $100 million in respect of a Funding Agreement (the "Agreement") that we entered into on June 28, 2002. The funds were received on July 5, 2002. The principal is to be repaid in five equal installments on December 28, 2006, March 28, 2007, June 28, 2007, September 28, 2007 and December 28, 2007. Interest is payable quarterly at LIBOR plus 0.525% commencing on September 28, 2002. The Agreement is collateralized by assets held in a trust that are managed in accordance with agreed investment guidelines. The market value of the assets in the trust is determined weekly and is compared to a required amount equal to the sum of the funded amount under the Agreement, including accrued interest, and over-collateralization based on the ratings of individual trust assets and our lowest financial strength rating from Moody's, Standard & Poor's and Fitch. We are required to deposit cash, eligible investments or provide a letter of credit if there is a deficit between the assets in the trust, including accrued interest, and the required amount. We may withdraw funds from the trust to the extent that the valuation of the trust assets is in excess of the required amount.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


9.   Reinsurance transactions

     The following table summarises the acquisitions of in-force reinsurance transactions completed by us during the quarter ended June 30, 2001. There were no acquisitions of in-force reinsurance transactions in 2002. These transactions are accounted for as purchases. Our results of operations include the effects of these purchases only from the respective acquisition dates.



                                                   June 30, 2001

              Fair value of assets acquired                $58,928

              Deferred acquisition costs                    11,000
                                                   ----------------

              Total assets acquired                        $69,928
                                                   ================

              Fair value of liabilities acquired           $69,928
                                                   ================

10.  Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                                         Three months      Three months         Six months          Six months
                                                             ended             ended              ended                ended
                                                         June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                                     ------------------- ------------------  ------------------  -------------------

Balance beginning of period                                    $131,073             $36,620            $113,898             $30,922
Deferred acquisition costs on inforce blocks of
business purchased                                                    -              11,000                   -              11,000
Expenses deferred                                                25,694              10,389              48,354              19,213
Amortization expense                                             (6,303)             (1,509)            (11,788)             (4,635)
                                                     ------------------- ------------------- ------------------- -------------------
    Balance end of period                                      $150,464             $56,500            $150,464             $56,500
                                                     =================== =================== =================== ===================

11.  Borrowings

     We have in place a credit facility with a U.S. bank that provides a combination of borrowings and letters of credit totaling $50 million. This facility expires on July 31, 2003 but is renewable with the agreement of both parties. Borrowings are at a rate of LIBOR plus 40 basis points. At June 30, 2002 there were no borrowings or outstanding letters of credit under this facility. We are also in discussion with a U.S. bank for an additional credit facility providing a combination of borrowings and letters of credit totaling $50 million.

     We also have borrowings of $22.3 million in connection with a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At June 30, 2002 the one-month LIBOR rate applicable to borrowings was 1.83%.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2002


12.  Shareholders' equity

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of $114.3 million. We have used the proceeds of the equity offering to repay short-term borrowings of $40 million and the remainder for general corporate purposes.

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

     o    interest credited to interest sensitive contract liabilities;

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

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Critical Accounting Policies

     Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements. We consider the following accounting policies critical in the preparation of our financial statements.

     Financial Accounting Standard 60 applies to traditional life policies with continuing premiums. For these policies, future benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Acquisition costs are deferred and recognized as expense in a constant percentage of the gross premiums using these assumptions established at issue. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency and interest could result in material changes to the financial statements.

     Financial Accounting Standard 97 applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality, persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in-force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.

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

     Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition of a subsidiary. In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. We have applied the new rules in this quarter. We have performed the first of the required impairment tests and have determined that there is no goodwill impairment.

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS 115 and EITF 99-20. Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time to maturity, length of time the value has been below cost, credit worthiness of the issuer,

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


forecasted financial performance of the issuer, and interest rates. Changes in these factors could result in additional write-downs being necessary.

     Our accounting policies addressing reserves, deferred acquisition costs, value of business acquired, goodwill and investment impairment involve significant assumptions, judgments and estimates. Changes in these assumptions, judgments and estimates could create material changes in our consolidated financial statements.

Results of Operations

     Our results of operations for the three and six month periods ended June 30, 2001 do not include the results of operations of World-Wide Holdings, which we acquired at the close of business on December 31, 2001.

Earnings per ordinary share

                                                     Three months      Three months         Six months          Six months
                                                        ended             ended                ended               ended
                                                    June 30, 2002     June 30, 2001        June 30, 2002       June 30, 2001
                                                 ------------------- ------------------  ------------------  -------------------

Net income                                                 $7,849              $3,888             $12,847              $7,602
                                                 =================== =================== =================== ===================

Basic earnings per ordinary share                           $0.29               $0.25               $0.55               $0.49
                                                 =================== =================== =================== ===================
Diluted earnings per ordinary share                         $0.28               $0.24               $0.51               $0.47
                                                 =================== =================== =================== ===================

Weighted average number of ordinary shares
outstanding:
Basic                                                  26,683,204          15,657,842          23,432,731          15,636,250
                                                 ------------------- ------------------- ------------------- -------------------
Diluted                                                28,504,230          16,246,309          24,946,671          16,191,632
                                                 ------------------- ------------------- ------------------- -------------------

     Net income for the second quarter increased 100% to $7.8 million from $3.9 million in the same quarter in 2001. Net income for the six-month period ended June 30, 2002 increased 68% to $12.8 million from $7.6 million in the same period in 2001. The increases are attributable to the inclusion of World-Wide for the first time since its acquisition, continued growth in our Life Reinsurance North America segment, and an increase in investment income primarily due to the increase in average invested assets. These increases have been offset in part by an increase in realized losses on fixed maturity investments and unit-linked securities. The contribution to net income by World-Wide amounted to $2.1 million and $3.6 million for the three and six month periods, respectively.

         Earnings per ordinary share on a diluted basis amounted to $0.28 for the second quarter of 2002 in comparison with $0.24 in the same quarter in 2001. For the six-month period ended June 30, 2002 diluted earnings per share amounted to $0.51 in comparison with $0.47 per ordinary share in the same period in 2001. The increase in earnings per ordinary share was the result of increased net income which was offset by the increase in the number of ordinary shares outstanding as a result of the acquisition of World-Wide and the equity offering, discussed in Note 12 to the unaudited consolidated financial statements, and an increase in the dilutive effect of stock options and warrants.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                                      Three months ended Three months ended  Six months ended    Six months ended
                                                        June 30, 2002       June 30, 2001      June 30, 2002      June 30, 2001
                                                     ------------------- ------------------ ------------------ -------------------
GAAP net income                                               $7,849             $3,888            $12,847              $7,602
Realized losses (gains) net of deferred acquisition
costs - non taxable companies                                   (641)              (416)               537                (457)
Realized losses net of deferred acquisition costs -
taxable companies                                              2,247                  -              2,769                   -
Provision for taxes - taxable companies                         (703)                 -               (901)                  -
Cumulative effect of change in accounting principle                -                406                  -                 406
                                                     ------------------- ------------------ ------------------ -------------------
Net operating earnings                                        $8,728             $3,878            $15,251              $7,551
                                                     =================== ================== ================== ===================


Weighted average number of ordinary shares
  outstanding
    Basic                                                 26,683,204         15,657,842         23,432,731          15,636,250
                                                     ------------------- ------------------ ------------------ -------------------
    Diluted                                               28,504,230         16,246,309         24,946,671          16,191,632
                                                     ------------------- ------------------ ------------------ -------------------


     We determine net operating earnings by adjusting GAAP net income for net realized capital gains and losses, as adjusted for the related effects upon the amortization of deferred acquisition costs and taxes, and non-recurring items that we believe are not indicative of overall operating trends. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of net operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our business. However, net operating earnings is not a substitute for net income determined in accordance with GAAP. Net operating earnings increased 123% to $8.7 million in the second quarter from $3.9 million in the same quarter in 2001. Net operating earnings for the six-month period ended June 30, 2002 increased 101% to $15.3 million from $7.6 million in the same period in 2001. The increase in net operating earnings is attributable to the inclusion of World-Wide for the first time since its acquisition, continued growth in our Life Reinsurance North America segment and an increase in investment income primarily due to the increase in average invested assets.

Revenues

     Revenues increased by $40.9 million or 177% to $64.1 million in the second quarter of 2002 in comparison with the second quarter of 2001. During the six months ended June 30, 2002 revenues increased by $72.7 million or 161% to $117.9 million in comparison with 2001. The increases are primarily due to the acquisition of World-Wide, the growth in our Life Reinsurance North America operations and an increase in investment income primarily due to the growth in our invested assets resulting from new business and the equity offering discussed in Note 12 to the unaudited consolidated financial statements.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenues consist of the following:

                                                         Three months      Three months         Six months          Six months
                                                             ended             ended              ended                ended
                                                         June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                                     ------------------- ------------------  ------------------  -------------------

Premiums earned                                              $37,628             $11,311             $68,983             $20,830

Fee income                                                     2,201                 919               4,275               1,618

Investment income, net                                        26,147              10,515              47,877              22,262

Realized gains (losses)                                       (1,815)                420              (3,279)                458
                                                     ------------------ ------------------- ------------------- -------------------

Total revenues                                               $64,161             $23,165            $117,856             $45,168
                                                     ================== =================== =================== ===================

Premiums earned

     Premiums earned during the second quarter increased 233% to $37.6 million compared with the same quarter in 2001. Premiums earned during the six-month period ended June 30, 2002 increased 231% to $69.0 million compared with the prior year period. World-Wide's premiums earned amounted to $14.2 million and $26.4 million, respectively, during those periods. Premiums earned on Life Reinsurance North America operations increased by 107% to $23.4 million and were from 53 clients. Premiums earned on Life Reinsurance North America operations during the six-month period ended June 30, 2002 increased 105% to $42.6 million. Premiums earned in the second quarter and first six months of 2001 were from 27 reinsurance clients and premiums from a run-off block of Accident & Health Business written by Scottish Re before we acquired the company.

     As of June 30, 2002 we reinsured approximately $49.0 billion of life coverage on 1,252,000 lives in our North American operations. Our average benefit coverage per life is $39,000 and our targeted maximum corporate retention on any one life is $500,000. As of June 30, 2001 we reinsured approximately $21.4 billion of life coverage on 749,000 lives. Our average benefit coverage per life was $29,000.

Fee income

     Both Life Reinsurance and Wealth Management business generate fee income. In Life Reinsurance we earn fees on our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting. Life Reinsurance fees increased by 414% to $1.3 million and by 656% to $2.6 million during second quarter and first six months of 2002 compared to the same periods in 2001. The increase is due to the growth in the number of clients.

     Wealth Management fees increased in the second quarter of 2002 by 33% to $0.9 and by 31% to $1.7 million during the first six months compared to the same periods in 2001. The increase is primarily due to increases in variable account balances on which we earn fees and an increase in the number of clients.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         Fees earned are as follows:

                                                Three months      Three months         Six months          Six months
                                                    ended             ended               ended               ended
                                                June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                            ------------------- ------------------- ------------------  -------------------

Life Reinsurance North America                           $1,316                $256              $2,609              $  345

Wealth Management                                           885                 662               1,666               1,273
                                             ------------------- ------------------- ------------------- -------------------

Total                                                    $2,201                $918              $4,275              $1,618
                                             =================== =================== =================== ===================

Wealth Management fees are earned from both life and annuity clients. The following table summarizes our client base with the associated segregated asset values and policy face amounts.



                                                    June 30, 2002    March 31, 2002  December 31, 2001  June 30, 2001
                                                  ---------------- ----------------- ---------------- ----------------
Number of clients - Life                                       47                43               42               25
                  - Annuity                                    93                91               90               84
                                                  ---------------- ----------------- ---------------- ----------------
                                                              140               134              132              109
                                                  ================ ================= ================ ================

Segregated asset value - Life                            $122,000          $130,600         $134,800         $ 93,340
                       - Annuity                          451,150           473,000          468,000          427,230
                                                  ---------------- ----------------- ---------------- ----------------
                                                         $573,150          $603,600          602,800         $520,570
                                                  ================ ================= ================ ================

Face value - Life                                        $914,540          $843,112         $812,380         $457,886
                                                  ================ ================= ================ ================

         The change in the segregated assets is as follows:

                                                Three months      Three months         Six months          Six months
                                                    ended             ended               ended               ended
                                                June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                            ------------------- ------------------  ------------------  -------------------

Balance at beginning of period                       $603,600            $460,719            $602,800            $409,660
Deposits                                                7,607              46,925              11,807             109,124
Withdrawals                                                 -              (6,915)               (650)             (8,215)
Investment performance (1)                            (38,052)             19,841             (40,802)             10,001
                                            ------------------- ------------------- ------------------- -------------------
Balance end of period                                $573,155            $520,570            $573,155            $520,570
                                            =================== =================== =================== ===================

     (1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

Investment income

     Net investment income increased by $15.6 million or 149% to $26.1 million in the second quarter of 2002 compared to $10.5 million in the second quarter of 2001 and by $25.6 million or 115% to $47.9 million during the first six months of 2002 compared to $22.3 million in the same period in 2001. The increase in net investment income for each period of 2002 over the comparable period in 2002 is attributable to an increase in our average invested assets and funds withheld at interest in our North American operations, the inclusion of World-Wide's net investment income for the first time since we acquired World-Wide on December 31, 2001, and the net proceeds of the equity offering of $114.3 million. Fixed maturity investments have increased from $463.9 million at June 30, 2001 to $698.5 million at June 30, 2002. Funds withheld by ceding insurers at interest amounted to $879.6 million at June 30, 2002 in comparison with $77.4 million at June 30, 2001. The World-Wide fixed income portfolio totaled $93.0 million as of June 30, 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The growth in average invested assets has been offset by a decline due to the recapture by a ceding company of $185.7 million of assets on April 30, 2001.

     During the second quarter of 2002 and the first six months of 2002, average book yields were lower, particularly on floating rate assets and cash than in the same periods in 2001. Yields on floating rate assets move with LIBOR, which has decreased significantly. On the $643.7 million portfolio managed by General Re - New England Asset Management Inc. ("NEAM"), the yields on fixed rate assets were 6.3% and 6.9% at June 30, 2002 and 2001, respectively. Between those dates, however, LIBOR decreased to 1.8% from 3.8%, causing the yield on our floating rate assets to decrease to 3.7% from 6.6% and the yield on our cash and cash equivalents to decrease to 1.8% from 3.4%. Since floating rate liabilities funded the floating rate assets, the decrease in yield on assets had no material effect on earned margins.

     The split of investment income by segment is as follows:

                                                   Three months      Three months         Six months          Six months
                                                       ended             ended              ended                ended
                                                   June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                               ------------------- ------------------  ------------------  -------------------

Life Reinsurance - North America                        $23,157             $8,210             $42,683             $18,190

                 - International                          1,705                  -               3,108                   -

Wealth Management                                           (35)                 -                (119)                  2

Other (1)                                                 1,320              2,305               2,205               4,070
                                               ------------------- ------------------- ------------------- -------------------

Total                                                   $26,147            $10,515             $47,877             $22,262
                                               =================== =================== =================== ===================

     (1)  Other includes investment income on unallocated capital.

Realized gains (losses)

     In the second quarter of 2002, realized losses on investments amounted to $1.8 million compared to a realized gain of $420,000 in the second quarter of 2001. During the first six months realized losses amounted to $3.3 million in comparison with gains of $458,000 in the first six months of 2001. These losses comprise realized investment losses on unit-linked securities held by World-Wide and impairment losses recognized under EITF Issue No. 99-20, offset by net gains on fixed maturity investments.

     Under EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", a decline in fair value below "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

     Unit-linked securities are comprised of investments in a unit trust denominated in British pounds. These investments were acquired as part of the purchase of World-Wide and are recorded at quoted market value. Changes in market value are recorded as net realized gains. The investment results of the unit-linked securities are generally passed on to the policyholder.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Benefits and expenses

                                                      Three months      Three months         Six months          Six months
                                                          ended             ended              ended                ended
                                                      June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                                  ------------------- ------------------  ------------------  -------------------

Claims and other policy benefits                           $26,656             $10,292             $50,543             $17,626

Interest credited to interest sensitive contract
liabilities                                                 11,228               2,818              20,406               7,038

Acquisition costs and other insurance expenses              11,575               3,152              22,212               7,267

Operating expenses                                           6,632               2,412              10,976               5,043

Interest expense                                               138                 314                 482                 314
                                                  ------------------- ------------------- ------------------- -------------------
Total benefits and expenses                                $56,229             $18,988            $104,619             $37,288
                                                  =================== =================== =================== ===================

Claims and other policy benefits

     Claims and other policy benefits increased by 159% to $26.7 million in the second quarter of 2002 from $10.3 million in 2001 and by 187% to $50.6 million in the first six months from $17.6 million in 2001. The increase is a result of the acquisition of World-Wide, the increased number of clients and the increase in business from these clients in our Life Reinsurance North America operations. Claims and policyholder benefits in respect of World-Wide were $9.2 million and $17.4 million, respectively, for the second quarter and first six months of 2002.

Interest credited to interest sensitive contract liabilities

     Interest credited to interest sensitive contract liabilities increased by $8.4 million or 298% to $11.2 million for the second quarter of 2002 from $2.8 million in 2001. For the first six months interest credited to interest sensitive contract liabilities increased by $13.4 million or 190% to $20.4 million from $7.0 million in 2001. The increase was due to interest credited on new 2002 reinsurance treaties and increases in interest credited to policies which commenced in 2002 and 2001 due to increasing average liability balances.

Acquisition costs and other insurance expenses

     Acquisition costs and other insurance expenses increased by $8.4 million or 267% to $11.6 million in the second quarter of 2002 from $3.1 million in 2001. During the first six months of 2002 acquisition costs and other insurance expenses increased by $14.9 million or 206% to $22.2 million from $7.3 million in 2001. The increases were a result of the acquisition of World-Wide, the increased number of reinsurance clients in our Life Reinsurance business and the increase in premiums earned over the last two years.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The components of these expenses are as follows:

                                                      Three months      Three months         Six months          Six months
                                                          ended             ended              ended                ended
                                                      June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                                  ------------------- ------------------  ------------------  -------------------


Commissions, excise taxes and other insurance
expenses                                                   $29,786            $11,980             $56,877             $21,742

Deferral of expenses                                       (27,027)           (10,388)            (49,688)            (19,213)
                                                  ------------------- ------------------- ------------------- -------------------

                                                             2,759              1,592               7,189               2,529

Amortization - Present value of in-force business              679                 51               1,401                 103

Amortization - Deferred acquisition costs                    8,137              1,509              13,622               4,635
                                                  ------------------- ------------------- ------------------- -------------------

Total                                                      $11,575            $ 3,152             $22,212             $ 7,267
                                                  =================== =================== =================== ===================


     Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. In 2002 we have allocated less of these expenses to acquisition costs than in 2001. They are now included in operating expenses. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or in relation to the estimated gross profit in respect of our interest sensitive contracts.

The split of these expenses between segments is as follows:

                                                      Three months      Three months         Six months          Six months
                                                          ended             ended               ended               ended
                                                      June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                                  ------------------- ------------------  ------------------  -------------------

Life Reinsurance - North America                             $10,487             $2,974             $19,025              $6,952

                 - International                                 139                  -               1,674                   -

Wealth Management                                                949                178               1,513                 315
                                                  ------------------- ------------------- ------------------- -------------------

Total                                                        $11,575             $3,152             $22,212              $7,267
                                                  =================== =================== =================== ===================


                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Operating expenses

     Operating expenses increased to $6.6 million for the second quarter of 2002 compared to $2.4 million in the second quarter of 2001 and to $11.0 million in the first six months of 2002 compared to $5.0 million in the same period in 2001. The increase is a result of the acquisition of World-Wide, less costs being allocated in 2002 to acquisition expenses as they relate to marketing, underwriting and policy and treaty issuance and increased personnel costs and legal and professional fees due to the growth in our business. The split of these expenses between segments is as follows:

                                              Three months      Three months         Six months          Six months
                                                  ended             ended               ended               ended
                                              June 30, 2002     June 30, 2001       June 30, 2002       June 30, 2001
                                          ------------------- ------------------  ------------------  -------------------

Life Reinsurance - North America                     $2,021              $1,029              $3,374              $2,078

                 - International                      1,767                   -               3,454                   -

Wealth Management                                       508                 110                 711                 352

Other                                                 2,336               1,273               3,437               2,613
                                          ------------------- ------------------- ------------------- -------------------

Total                                                $6,632              $2,412             $10,976              $5,043
                                          =================== =================== =================== ===================


Other operating expenses include salaries, head office expenses, legal and professional fees and other expenses not related to either our Life Reinsurance or Wealth Management lines of business.

Interest expense

     We incurred interest expense of $138,000 during the second quarter as compared with $314,000 in 2001 reflecting the use of borrowings as described in
Note 11 to the unaudited consolidated financial statements. Interest expense for the six months ended June 30, 2002 amounted to $482,000 in comparison with $314,000 in 2001.

Income taxes

     The 2002 income tax expense includes taxes on the earnings of Scottish Re (U.S.), Inc., Scottish Annuity & Life International Insurance Company (Bermuda) Ltd., World-Wide Reassurance Company Limited and Scottish Re (Dublin) Limited. In 2001, the income tax expense was offset by a release of capital loss carry-forwards.

Minority interest

     We now own 100% of Scottish Annuity & Life Holdings (Bermuda) Limited (formerly Scottish Crown Group (Bermuda) Ltd.). In July 2001 we acquired the remaining 49.99% of Scottish Annuity & Life Holdings (Bermuda) Limited that we did not own, and thereby eliminated the minority interest position.

Financial Condition

Investments

     At June 30, 2002 the portfolio controlled by us consisted of $756.1 million of fixed income securities and cash. Of this total $643.6 million represented the fixed income portfolio controlled by NEAM, $93.1 million represented investments of World-Wide, which have historically been managed internally, and $19.5 million represented other cash balances.

     At June 30, 2002, the portion of the portfolio managed by NEAM had an average Standard & Poor's rating of "AA-", an average effective duration of 3.9 years and an average book yield of 5.98% as compared with an average rating of "A+", an

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


average effective duration of 3.5 years and an average book yield of 6.14% at December 31, 2001. At June 30, 2002 the portion of the investment portfolio managed by World-Wide had an average rating of "AA-", an average duration of 2.8 years and an average book yield of 5.66% as compared with an average rating of "AA-", an average duration of 1.9 years and an average book yield of 5.22% at December 31, 2001. At June 30, 2002 the unrealized appreciation on investments, net of tax was $1.3 million as compared with depreciation of $3.6 million at December 31, 2001. These amounts are included on our consolidated balance sheets as part of shareholders' equity.

     At June 30, 2002 funds withheld at interest totaled $879.6 million with an average rating of "A", an average duration of 5.8 years and an average book yield of 6.68% as compared with an average rating of "A-", an average duration of 6.0 years and an average book yield of 6.80% at December 31, 2001. These are fixed income investments associated with modified coinsurance transactions and include marketable securities, commercial mortgages and private placements. The market value of the funds withheld amounted to $892.2 million at June 30, 2002.

Liquidity and Capital Resources

Cash flow

     Cash flow from operations for the six-month period ended June 30, 2002 was a negative of $4.4 million compared to $50.8 million in the prior year period. The positive cash flow of $50.8 million in the first six months of 2001 arose principally as a result of the acquisition of the assets of $58.9 million on the in-force reinsurance transaction discussed in Note 9 to the unaudited consolidated financial statements. There have been no acquisitions of in-force business in 2002. Although premiums written and renewal premiums received in the first half of the year are typically lower than the later period, causing reduced cash flows, the payment of claims and operating expenses continue on a more level basis throughout the year. Our cash flow from operations may be positive or negative in any period depending on the amount of new Life Reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in that period.


Capital and collateral

     At June 30, 2002, total capitalization was $464.2 million compared to $331.3 million at December 31, 2001. The increase in capitalization at June 30, 2002 is due to the proceeds of the equity offering of $114.3 million discussed in Note 12 to the unaudited consolidated financial statements, the increase in unrealized appreciation of investments, the cumulative translation adjustment, and net earnings for the period less dividends.

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of approximately $114.3 million. We have used the proceeds of the offering to repay short-term borrowings of $40 million and for general corporate purposes.

     During the second quarter, we paid dividends totaling $0.05 per share or $1.4 million for a total of $0.10 per share or $2.4 million for the first six months of 2001.

     We have in place a credit facility with a U.S. bank that provides a combination of borrowings and letters of credit totaling $50 million. This facility expires on July 31, 2003 but is renewable with the agreement of both parties. Borrowings are at a rate of LIBOR plus 40 basis points. At June 30, 2002 there were no borrowings or outstanding letters of credit under this facility. We are also in discussion with a U.S. bank for an additional credit facility providing a combination of borrowings and letters of credit totaling $50 million.

     We have also borrowed $22.3 million ($25.1 million at December 31, 2001) under a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     Total assets and liabilities include $100 million in respect of a Funding Agreement (the "Agreement") that we entered into on June 28, 2002. The funds were received on July 5, 2002. The principal is to be repaid in five equal installments on December 28, 2006, March 28, 2007, June 28, 2007, September 28, 2007 and December 28, 2007. Interest is payable quarterly at LIBOR plus 0.525% commencing on September 28, 2002. The Agreement is collateralized by assets held in a trust that are managed in accordance with agreed investment guidelines. The market value of the assets in the trust is determined weekly and is compared to a required amount equal to the sum of the funded amount under the Agreement, including accrued interest and over-collateralization based on the ratings of individual trust assets and our lowest financial strength rating from Moody's, Standard & Poor's and Fitch. We are required to deposit cash, eligible investments or provide a letter of credit if there is a deficit between the assets in the trust, including accrued interest, and the required amount. We may withdraw funds from the trust to the extent that the valuation of the trust assets is in excess of the required amount.

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit and certain reinsurance transactions. With these reinsurance transactions, the need for collateral letters of credit arises in four ways:

          o When Scottish Annuity & Life Insurance Company (Cayman) Ltd. enters into a reinsurance treaty with a U.S. customer, it must pledge assets into a reserve credit trust with a U.S. bank in order that the ceding company may obtain reserve credit for the reinsurance transaction; in some cases, a letter of credit may be substituted for all or a portion of a reserve credit trust;

          o When Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital; this need can be met by its own capital and surplus, an infusion of cash or assets from Scottish Annuity & Life Insurance Company (Cayman) Ltd. or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by pledging assets in a reserve credit trust or pledging assets to a bank to support a letter of credit;

          o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 47 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

          o Even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in the state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms; such a requirement most often arises in connection with interest-sensitive liabilities.

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

     In addition, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Holdings have agreed with World-Wide Reassurance that in the event World-Wide Reassurance is unable to meet its obligations under its insurance and reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. (or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Holdings) will indemnify World-Wide Reassurance for all of its obligations under such agreements.

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

Changes in Accounting Standards

     In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

     We have applied the new rules on accounting for goodwill and other intangible assets in this quarter. Goodwill of $32.3 million arose on the acquisition of World-Wide at December 31, 2001. We have performed the first of the required impairment tests of goodwill and have determined that there is no goodwill impairment. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill.

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

     These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include:

          o Uncertainties relating to the ratings accorded to our insurance subsidiaries;
          o Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);
          o Exposure to mortality experience which differs from our assumptions;
          o Uncertainties arising from control of our assets by third parties;
          o The risk that our risk analysis and underwriting may be inadequate;
          o Risks arising from our investment strategy, including risks related to market value of our investments, fluctuations in interest rates and our need for liquidity;
          o The risk that our retrocessionaires may not honor their obligations to us;
          o    Changes in capital needs;
          o The impact of acquisitions, including the ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;
          o    Loss of the service of any of our key employees;
          o    Changes in accounting principles;
          o Terrorist attacks on the United States and the impact of such attacks on the economy in general and on our business in particular;
          o    Political and economic risks in developing countries;
          o    Losses due to foreign currency rate fluctuations;
          o Changes in the rate of policyholder withdrawals or recapture of reinsurance treaties;
          o The competitive environment in which we operate and associated pricing pressures; and
          o Developments in global financial markets that could affect our investment portfolio and fee income.

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

Item 2.   Changes in Securities and Use of Proceeds


     On April 4, 2002, the Company completed a public offering of 6,750,000 ordinary shares (Commission File Numbers 333-83696 and 333-85548), which included the over-allotment option of 750,000 ordinary shares, for an aggregate offering price of $123 million. After deducting estimated expenses of $9 million, the Company raised aggregate net proceeds of approximately $114 million. The managing underwriters were Bear, Stearns & Co. Inc., Putnam Lovell Securities Inc., Fox-Pitt, Kelton and Keefe Bruyette & Woods, Inc. The Company has used the proceeds of the offering to repay short term borrowings of $40 million and will use the remainder for general corporate purposes.

Item 3.   Default Upon Senior Securities

Not applicable.

Item 4.   Submission of Matters to a Vote of Securities Holders

The 2002 Annual Meeting of Shareholders of the Company was held on May 2, 2002. The following items of business were presented to the shareholders of the Company (the "Shareholders"):

                              Election of Directors

     The results of the vote of the Shareholders with respect to the three Class I Directors, one Class II Director and one Class III Director were elected as proposed in the Proxy Statement dated April 1, 2002 under the caption titled "Proposal for Election of Directors" were as follows:

                                    Total Vote       Total Vote
                                    For              Withheld From
Name                                Each Director    Each Director

Class I Directors

G. William Caulfield-Browne         16,995,096       225,700
Robert M. Chmely                    16,992,496       288,300
Glenn S. Schafer                    16,992,196       288,600

Class II Directors

Lord Norman Lamont                  16,774,446       446,350

Class III Director

Khanh T. Tran                       16,768,346       452,450

                    Amendments to the Articles of Association

The Articles of Association were amended as proposed in the Proxy Statement dated April 1, 2002 under the caption titled "Amendments to the Articles of Association" to make technical amendments to Article 9 of the Articles of Association to conform to the Company's recent listing on the New York Stock Exchange. The results of the vote of the Shareholders with respect to the amendments to the Articles of Association were as follows:

         For:              16,713,482
         Against:             481,814
         Abstain:              25,500

                      Ratification of Independent Auditors

     The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young, as the independent auditors for the Company for the fiscal year ending December 31, 2002. The results of the vote of the Shareholders with respect to this selection were as follows:

         For:              17,149,546
         Against:              69,550
         Abstain:               1,700

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

     10.1 Employment Agreement dated June 18, 1998 between the Company and Michael C. French (incorporated herein by reference to Exhibit 10.1 to the Company's Registration Statement on Form S-1).(1)

     10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to the Company's Registration Statement on Form S-1).(1)

     10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to the Company's Registration Statement on Form S-1).(1)

     10.4 Investment Management Agreement dated October 22, 1998 between the Company and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to the Company's Registration Statement on Form S-1).(1)

     10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to the Company's Registration Statement on Form S-1).(1)

     10.6 1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to the Company's 1999 Annual Report on Form 10-K).(2)

     10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to the Company's 1999 Annual Report on Form 10-K).(2)

     10.8 Employment Agreement dated September 18, 2000 between the Company and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to the Company's 2000 Annual Report on Form 10-K).(3)

     10.9 Share Purchase Agreement by and between the Company and Pacific Life Insurance Company dated August 6, 2001 (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on August 9, 2001).

     10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 2001 by and between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.11 2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to the Company's 2001 Annual Report on Form 10-K).(4)

     10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.18 to the Company's 2001 Annual Report on Form 10-K).(4)

     10.13 Service Agreement dated December 31, 2001 between World-Wide Holdings, Paul Andrew Bispham and the Company (incorporated herein by reference to Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K).(4)

     10.14 Registration Rights Agreement dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.15 Stockholder Agreement dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.16 Tax Deed of Covenant dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.17 Letter Agreement dated December 28, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.18 Form of Indemnification Agreement between the Company and each of its directors and officers.

     10.19 Employment Agreement dated July 1,2002 between Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. and Steven A. Helland.

     10.20 Employment Agreement dated July 1,2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr.

     10.21 Employment Agreement dated June 3, 2002 between Scottish Re (U.S.), Inc. and James Clayton Moye, III.

     10.22 Employment Agreement dated June 1, 2002 between the Company and Elizabeth Murphy.

     10.23 Employment Agreement dated June 1, 2002 between the Company and Clifford J. Wagner.

     10.24 Employment Agreement dated July 8, 2002 between the Company and Scott E. Willkomm.

     10.25 Employment Agreement dated May 29, 2002 between Scottish Re (U.S.), Inc. and Larry N. Stern.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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


B.  Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three month period ended June 30, 2002.

















SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: August 7, 2002          By: /s/ Scott E. Willkomm

                                  Scott E. Willkomm
                                  President


Date: August 7, 2002          By: /s/ Elizabeth A. Murphy

                                  Elizabeth A. Murphy
                                  Chief Financial Officer