Form 10-Q
period 2002-09-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2002-11-06
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                               __________________


                                    FORM 10-Q



[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended September 30, 2002

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


Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes X No
As of November 1, 2002, Registrant had 26, 927,456 ordinary shares outstanding.

                               Table of Contents


PART I   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

Consolidated Balance Sheets - September 30, 2002 (Unaudited) and               1
  December 31, 2001

Unaudited Consolidated Statements of Income - Three and nine months            2
  ended September 30, 2002 and 2001

Unaudited Consolidated Statements of Comprehensive Income                      4
  - Nine months ended September 30, 2002 and 2001

Unaudited Consolidated Statements of Shareholders' Equity  - Nine              5
  months ended September 30, 2002 and 2001

Unaudited Consolidated Statements of Cash Flows - Nine months                  6
  ended September 30, 2002 and 2001


Notes to Unaudited Consolidated Financial Statements at                        7
  September 30, 2002

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL                    12
         CONDITION AND RESULTS OF OPERATIONS

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK           26

ITEM 4.  CONTROLS AND PROCEDURES                                              26


PART II  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS                                                   27

ITEM 2.   CHANGES IN SECURITIES AND USE OF PROCEEDS                           27

ITEM 3.   DEFAULTS UPON SENIOR SECURITIES                                     27

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS                 27

ITEM 5.   OTHER INFORMATION                                                   28

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K                                    28

SIGNATURES                                                                    31

CERTIFICATIONS                                                                32

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                           Consolidated Balance Sheets
                             (Dollars in thousands)

                                                                      September 30,       December 31,
                                                                          2002                2001
                                                                      (unaudited)
                                                                  --------------------- -------------------
ASSETS
Fixed  maturity  investments,  available for sale,
at fair value  (Amortized cost $841,308; 2001 - $588,542)             $   855,100           $   583,890
Investment in unit-linked securities                                       16,281                20,705
Cash and cash equivalents                                                  86,580                94,581
Policy loans                                                                  717                   801
Other investments                                                           9,843                10,120
Funds withheld at interest                                              1,043,608               562,446
                                                                  --------------------- -------------------
    Total investments                                                   2,012,129             1,272,543
Accrued interest receivable                                                10,106                 9,335
Reinsurance balances and risk fees receivable                              15,062                60,657
Deferred acquisition costs                                                175,728               113,898
Amount recoverable from reinsurers                                         22,203                19,212
Present value of in-force business                                         18,758                20,383
Goodwill                                                                   32,284                30,970
Fixed assets                                                                5,388                 5,459
Due from related party                                                      1,001                 1,892
Other assets                                                                6,636                 8,764
Segregated assets                                                         570,550               602,800
                                                                  --------------------- -------------------
     Total assets                                                     $ 2,869,845           $ 2,145,913
                                                                  ===================== ===================

LIABILITIES
Reserves for future policy benefits                                   $   398,926           $   379,618
Interest sensitive contract liabilities                                 1,351,176               718,815
Unit-linked contract liabilities                                           16,545                25,503
Borrowings                                                                 21,216                65,145
Accounts payable and accrued expenses                                      13,200                12,532
Reinsurance payables                                                        7,202                 4,258
Current income tax payable                                                  1,098                   359
Deferred tax liability                                                      8,241                 5,601
Segregated liabilities                                                    570,550               602,800
                                                                  --------------------- -------------------
     Total liabilities                                                  2,388,154             1,814,631
                                                                  --------------------- -------------------

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
     Issued and fully paid: 26,927,456 ordinary shares
     (2001 - 20,144,956)                                                      269                   201
Additional paid-in capital                                                416,073               301,542
Accumulated other comprehensive income (loss)                              16,056                (3,626)
Retained earnings                                                          49,293                33,165
                                                                  --------------------- -------------------
     Total shareholders' equity                                           481,691               331,282
                                                                  --------------------- -------------------
     Total liabilities and shareholders' equity                       $ 2,869,845           $ 2,145,913
                                                                  ===================== ===================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                   Unaudited Consolidated Statements of Income
                             (Dollars in thousands)



                                                   Three months        Three months        Nine months        Nine months
                                                       ended               ended              ended              ended
                                                   September 30,       September 30,      September 30,      September 30,
                                                        2002               2001                2002              2001
                                                ------------------- ------------------ ------------------ -------------------
REVENUES
Premiums earned                                     $   55,122          $   18,631          $ 124,105         $   39,461
Fee income                                               1,340                 944              5,615              2,562
Investment income, net                                  28,697              12,526             76,574             34,788
Realized gains (losses)                                 (5,653)                402             (8,932)               860
                                                ------------------- ------------------ ------------------ -------------------
     Total revenues                                     79,506              32,503            197,362             77,671
                                                ------------------- ------------------ ------------------ -------------------

BENEFITS AND EXPENSES
Claims and other policy benefits                        35,630              13,028             86,173             30,654
Interest credited to interest sensitive
 contract liabilities                                   13,240               3,391             33,646             10,428
Acquisition costs and other insurance
  expenses, net                                         16,848               6,170             39,060             13,437
Operating expenses                                       6,952               2,934             17,928              7,906
Interest expense                                           111                 622                593                937
                                                ------------------- ------------------ ------------------ -------------------
     Total benefits and expenses                        72,781              26,145            177,400             63,362
                                                ------------------- ------------------ ------------------ -------------------

Net income before income taxes                           6,725               6,358             19,962             14,309
Income tax expense (benefit)                              (254)                824                136                767
                                                ------------------- ------------------ ------------------ -------------------

Income before  cumulative  effect of
change in accounting principle                           6,979               5,534             19,826             13,542
Cumulative effect of change in
  accounting principle                                       -                   -                  -               (406)
                                                ------------------- ------------------ ------------------ -------------------
      Net income                                     $   6,979           $   5,534           $ 19,826         $   13,136
                                                =================== ================== ================== ===================



      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
             Unaudited Consolidated Statements of Income (continued)
                  (Dollars in thousands, except per share data)


                                                           Three months        Three months        Nine months       Nine months
                                                               ended               ended              ended             ended
                                                           September 30,       September 30,      September 30,      September 30,
                                                               2002               2001                2002               2001
                                                       ------------------- ------------------ ------------------ -------------------
Earnings per ordinary share - Basic
Net income before cumulative effect of
change  in accounting principle                                  $0.26              $0.35               $0.81              $0.86
Cumulative effect of change in accounting principle               -                  -                   -                 (0.02)
                                                       ------------------- ------------------ ------------------ -------------------
Net Income                                                       $0.26              $0.35               $0.81              $0.84
                                                       =================== ================== ================== ===================

Earnings per ordinary share -Diluted
Net income before cumulative effect of
change  in accounting principle                                  $0.25              $0.33               $0.76              $0.82
Cumulative effect of change in accounting principle               -                  -                   -                 (0.02)
                                                       ------------------- ------------------ ------------------ -------------------
Net Income                                                       $0.25              $0.33               $0.76              $0.80
                                                       =================== ================== ================== ===================

Dividends per ordinary share                                     $0.05              $0.05               $0.15              $0.15
                                                       =================== ================== ================== ===================

Weighted average number of ordinary shares
outstanding
    Basic                                                   26,910,907         15,699,027          24,604,864         15,657,405
                                                       =================== ================== ================== ===================
    Diluted                                                 27,943,453         16,918,832          25,958,339         16,434,262
                                                       =================== ================== ================== ===================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Comprehensive Income
                             (Dollars in thousands)



                                                           Three months        Three months        Nine months       Nine months
                                                               ended               ended              ended             ended
                                                           September 30,       September 30,      September 30,      September 30,
                                                               2002               2001                2002               2001
                                                       ------------------- ------------------ ------------------ -------------------
Net income                                                      $ 6,979             $ 5,534           $19,826            $13,136
                                                       ------------------- ------------------ ------------------ -------------------
Other comprehensive income, net of tax
   Unrealized appreciation on investments:                       11,989               5,988            18,171              8,146
   Add: reclassification adjustment for investment
gains (losses) included in net income                            (2,324)                334            (3,604)              (122)
                                                       ------------------- ------------------ ------------------ -------------------
Unrealized appreciation on investments net
of deferred income tax expense (benefit)
of $3,934, $(301), $2,848 and $180                                9,665               6,322            14,567              8,024
                                                       ------------------- ------------------ ------------------ -------------------

Cumulative translation adjustments                                2,127                   -             5,115                  -
                                                       ------------------- ------------------ ------------------ -------------------

Comprehensive income                                            $18,771             $11,856           $39,508            $21,160
                                                       =================== ================== ================== ===================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Unaudited Consolidated Statements of Shareholders' Equity
                             (Dollars in thousands)


                                                          Nine months        Nine months
                                                             ended              ended
                                                         September 30,       September 30,
                                                              2002               2001
                                                      ------------------- ------------------
ORDINARY SHARES:
     Beginning of period                                  20,144,956          15,614,240
     Ordinary shares issued                                6,750,000                   -
     Issuance to employees on exercise of options             32,500              98,336
     Repurchase of shares                                          -            (100,000)
                                                      ------------------- ------------------
     End of period                                        26,927,456          15,612,576
                                                      ------------------- ------------------

SHARE CAPITAL:
     Beginning of period                                 $       201         $       156
     Ordinary shares issued                                       68                   -
     Issuance to employees on exercise of options                  -                   1
     Repurchase of shares                                          -                  (1)
                                                      ------------------- ------------------
     End of period                                               269                 156
                                                      ------------------- ------------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period                                     301,542             223,771
     Ordinary shares issued                                  114,252                   -
     Issuance to employees on exercise of options                279               1,299
     Repurchase of shares                                          -              (1,483)
                                                      ------------------- ------------------
     End of period                                           416,073             223,587
                                                      ------------------- ------------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:

  Unrealized depreciation on investments
     Beginning of period                                      (3,626)             (3,822)
     Change in period (net of tax)                            14,567               8,024
                                                      ------------------- ------------------
     End of period                                            10,941               4,202
                                                      ------------------- ------------------

  Cumulative translation adjustment                            5,115                   -
                                                      ------------------- ------------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:                       16,056               4,202
                                                      ------------------- ------------------

RETAINED EARNINGS:
     Beginning of period                                      33,165              19,459
     Net income                                               19,826              13,136
     Dividends paid                                           (3,698)             (2,352)
                                                      ------------------- ------------------
     End of period                                            49,293              30,243
                                                      ------------------- ------------------
TOTAL SHAREHOLDERS' EQUITY                                  $481,691            $258,188
                                                      =================== ==================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                 Unaudited Consolidated Statements of Cash Flows
                             (Dollars in thousands)


                                                           Nine months           Nine months
                                                              ended                 ended
                                                        September 30, 2002   September 30, 2001
                                                      --------------------- --------------------
OPERATING ACTIVITIES
Net income                                                  $  19,826            $  13,542
Items not affecting cash:
   Net realized (gains) losses                                  8,932                 (860)
   Amortization of investments                                    150               (1,123)
   Amortization of deferred acquisition costs                  20,159                7,678
   Amortization of present value of in force business           2,061                  154
   Interest credited to interest sensitive contract
     liabilities                                               33,646               10,428
   Changes in assets and liabilities:
     Accrued interest                                            (770)                 210
     Reinsurance and risk fees receivable and                  48,540                6,645
       reinsurance payables
     Deferred acquisition costs                               (81,989)             (53,175)
     Deferred tax liability                                       626                 (351)
     Other assets                                               2,127               (1,196)
     Current income tax receivable and payable                    739                1,118
     Reserve for future policy benefits                        16,317               74,268
     Unit linked contract liabilities                          (8,958)                  -
     Due from related party                                       891                  218
     Accounts payable and accrued expenses                        668                  639
     Other                                                     (1,003)              (2,547)
                                                      --------------------- --------------------
Net cash provided by operating activities                      61,962               55,648
                                                      --------------------- --------------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments                       (446,236)            (183,399)
Proceeds from sales of fixed maturity investments            121,665              225,794
Proceeds from maturity of investments                          70,964               65,023
Funds withheld at interest                                   (481,162)            (228,538)
Costs on acquisition of World-Wide                             (1,315)                  -
Other investments                                                 433              (10,119)
                                                      --------------------- --------------------
Net cash used in investing activities                        (735,651)            (131,239)
                                                      --------------------- --------------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities           648,814              232,376
Withdrawals from interest sensitive contract
  liabilities                                                 (50,098)            (205,355)
Borrowings                                                    (43,929)              67,777
Issuance of ordinary shares                                   114,599                1,299
Dividends paid                                                 (3,698)              (2,352)
Repurchase of shares                                                -               (1,483)
                                                      --------------------- --------------------
Net cash provided by financing activities                     665,688               92,262
                                                      --------------------- --------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                        (8,001)              16,671
Cash and cash equivalents, beginning of period                 94,581               47,763
                                                      --------------------- --------------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                   $   86,580           $   64,434
                                                      ===================== ====================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002

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

     Certain prior period amounts have been reclassified to conform to the current year presentation.

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

     We applied the new rules on accounting for goodwill and other intangible assets during the quarter ended June 30, 2002. Goodwill recognized in the consolidated balance sheet was assigned to reporting units. Goodwill was tested for impairment at June 30, 2002. There was no impairment in goodwill recognized on initial adoption. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill.

3.   Change in Accounting Principle

     EITF Issue No. 99-20 ("EITF 99-20"), "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets", applies to all securities, purchased or retained, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. Such securities include many collateralized mortgage, bond, debt and loan obligations (CMO, CBO, CDO and CLO), mortgage-backed securities and asset-backed securities. EITF 99-20 significantly changed the method of assessing "other than temporary impairments" and for recognizing interest income on these securities. A decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amounts or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. Interest income is based on prospective estimates of future cash flows. EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. We reviewed all applicable securities held at June 30, 2001, and identified a required write down in the amount of $406,000. This was shown in the consolidated statements of income as a cumulative effect of change in accounting principle.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


4.   Business acquisitions

     On December 31, 2001, we completed the purchase of World-Wide Holdings and its wholly owned subsidiary World-Wide Reassurance ("World-Wide"). The excess of the purchase price over net assets acquired was $32.3 million and is recorded as goodwill. Goodwill arising on the purchase of World-Wide has increased from $30.6 million at December 31, 2001 because of additional costs of $1.7 million, relating to the acquisition, which were identified during the nine months ended September 30, 2002. These costs were principally legal and other professional fees.

     Pro forma information related to our acquisition of World-Wide Holdings is prepared for the three and nine-month periods ended September 30, 2001, and illustrates the effects of the acquisition as if it had occurred at the beginning of the period.

                                       Scottish        World-Wide       Combined         Scottish       World-Wide      Combined
                                    Annuity & Life    Holdings(1)                     Annuity & Life    Holdings(1)
                                     Holdings, Ltd.                                   Holdings, Ltd.
                                         Three months ended September 30, 2001              Nine months ended September 30, 2001

Revenues                               $32,503          $8,946         $41,449           $77,671         $26,841         $104,512
                                   ================ =============== ================ ================ =============== ==============
Income before cumulative effect
of change in accounting principle       $5,534            $516          $6,050           $13,542          $1,549          $15,091
Cumulative effect of change in
accounting principle                         -               -               -              (406)              -             (406)
                                   ---------------- --------------- ---------------- ---------------- --------------- --------------
Net income                              $5,534            $516          $6,050           $13,136          $1,549          $14,685
                                   ================ =============== ================ ================ =============== ==============
Earnings per ordinary share -
basic (2)
Income before cumulative effect
of change in accounting principle        $0.35                           $0.30             $0.86                            $0.75
Cumulative effect of change in
accounting principle                      -                               -                (0.02)                           (0.02)
                                   ---------------- --------------- ---------------- ---------------- --------------- --------------
Net income                               $0.35                           $0.30             $0.84                            $0.73
                                   ================ =============== ================ ================ =============== ==============
Earnings per ordinary share -
diluted
Income before cumulative effect
of change in accounting principle        $0.33                           $0.28             $0.82                            $0.72
Cumulative effect of change in
accounting principle                      -                               -                (0.02)                           (0.02)
                                   ---------------- --------------- ---------------- ---------------- --------------- --------------
Net income                               $0.33                           $0.28             $0.80                            $0.70
                                   ================ =============== ================ ================ =============== ==============

(1)  World-Wide Holdings includes pro forma adjustments.

(2) Combined amounts are calculated using historical weighted average number of ordinary shares plus 4,532,380 ordinary shares issued to acquire World-Wide
     Holdings.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


5.   Business segments


     We report segments in accordance with SFAS 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance and Wealth Management.

     The segment reporting for the lines of business is as follows:

                                      Three months        Three months        Nine months         Nine months
                                         ended               ended               ended               ended
                                   September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
                                   ------------------- ------------------- ------------------- -------------------
REVENUES
Life Reinsurance
    North America                        $ 54,326           $ 29,736            $141,441            $ 69,057
    International                          23,328                  -              50,402                   -
                                   ------------------- ------------------- ------------------- -------------------
Total Life Reinsurance                     77,654             29,736             191,843              69,057
Wealth Management                             946                659               2,493               1,934
Other                                         906              2,108               3,026               6,680
                                   ------------------- ------------------- ------------------- -------------------
Total                                    $ 79,506           $ 32,503            $197,362            $ 77,671
                                   =================== =================== =================== ===================

NET INCOME BEFORE INCOME TAXES
Life Reinsurance
    North America                       $   4,325           $  6,589            $ 15,580            $ 12,217
    International                           4,230                  -               8,688                   -
                                   ------------------- ------------------- ------------------- -------------------
Total Life Reinsurance                      8,555              6,589              24,268              12,217
Wealth Management                            (713)              (171)             (1,405)                436
Other                                      (1,117)               (60)             (2,901)              1,656
                                   ------------------- ------------------- ------------------- -------------------
Total                                   $   6,725           $  6,358            $ 19,962            $ 14,309
                                   =================== =================== =================== ===================


                                                          September 30,        December 31,
                                                               2002                 2001
                                                       ------------------- -------------------
         ASSETS BY SEGMENT
         Life Reinsurance
             North America                                  $1,991,137        $1,253,605
             International                                     214,828           179,845
                                                       ------------------- -------------------
         Total Life Reinsurance                              2,205,965         1,433,450
         Wealth Management                                     604,305           632,835
         Other                                                  59,575            79,628
                                                       ------------------- -------------------
         Total                                              $2,869,845        $2,145,913
                                                       =================== ===================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:


                                                             Three months      Three months       Nine months        Nine months
                                                                 ended             ended              ended              ended
                                                             September 30,     September 30,      September 30,      September 30,
                                                                 2002               2001              2002               2001
                                                          ------------------ ----------------- ------------------ ------------------
Numerator:
Net income                                                         $6,979             $5,534         $19,826             $13,136
                                                          ================== ================= ================== ==================
Denominator:
Denominator for basic earnings per ordinary share -
Weighted average number of ordinary shares                     26,910,907         15,699,027      24,604,864          15,657,405

Effect of dilutive securities - Stock options                     729,007            805,644         860,740             636,477
                              - Warrants                          303,539            414,161         492,735             140,380

                                                          ------------------ ----------------- ------------------ ------------------
Denominator for dilutive earnings per ordinary share           27,943,453         16,918,832      25,958,339          16,434,262
                                                          ================== ================= ================== ==================

Basic earnings per ordinary share                                   $0.26              $0.35           $0.81               $0.84
                                                          ================== ================= ================== ==================

Diluted earnings per ordinary share                                 $0.25              $0.33           $0.76               $0.80
                                                          ================== ================= ================== ==================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                               September 30, 2002


7.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:


                                                Three months        Three months        Nine months         Nine months
                                                   ended               ended               ended               ended
                                             September 30, 2002  September 30, 2001  September 30, 2002  September 30, 2001
                                             ------------------- ------------------- ------------------- -------------------
Balance beginning of period                        $150,464             $56,500          $113,898              $30,922
Deferred acquisition costs on in force
blocks of business purchased                              -                   -                 -               11,000
Expenses deferred                                    31,801              22,962            81,989               42,175
Amortization expense                                 (6,537)             (3,043)          (20,159)              (7,678)
                                             ------------------- ------------------- ------------------- -------------------
    Balance end of period                          $175,728             $76,419          $175,728              $76,419
                                             =================== =================== =================== ===================


8.   Borrowings

     During the quarter we arranged two secured credit facilities with U.S. banks totaling $100 million. Each of the credit facilities provides a combination of borrowings and letters of credit of up to $50 million. Interest rates on amounts borrowed under these facilities are LIBOR plus 45-50 basis points. These facilities expire in September 2003 but are renewable with the agreement of both parties. At September 30, 2002 there were no borrowings or outstanding letters of credit under these facilities. Each facility has covenants, including a consolidated net worth covenant and a maximum leverage covenant. At September 30, 2001 we had borrowed $40 million under a credit facility with a U.S. bank.

     We also have borrowings of $21.2 million in connection with a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At September 30, 2002 the rate applicable to borrowings was 1.8%.


9.   Shareholders' equity

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of $114.3 million. We used the proceeds of the equity offering to repay short-term borrowings of $40 million and the remainder for general corporate purposes.

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

     Premiums from reinsurance assumed on life business are included in revenues over the premium paying period of the underlying policies. When we acquire blocks of in-force business, we account for these transactions as purchases, and our results of operations include the net income from these blocks as of their respective dates of acquisition. Reinsurance assumed on annuity business does not generate premium income but generates investment income over time on the assets we receive from the ceding company. We also earn fees in our financial reinsurance transactions with U.S. insurance company clients. Because some of these transactions do not satisfy the risk transfer rules for reinsurance accounting, the premiums and benefits are not reported in the consolidated statements of income. We also enter into funding agreements that do not generate premium income but generate income to the extent we earn an investment return in excess of the interest credited.

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

     Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements. Under GAAP, because our fixed income investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation and depreciation on these securities is not included in our statements of income, but is included in comprehensive income as a separate component of shareholders' equity.

     Realized gains and losses include gains and losses on investment securities that we sell during a period, realized investment losses on our unit-linked securities and write downs of securities deemed to be other than temporarily impaired.

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

     o    operating expenses; and

     o    interest expense.

     When we issue a Life Reinsurance contract, we establish reserves for benefits. These reserves are our estimates of what we expect to pay in claims and policy benefits and related expenses under the contract or policy. From time to time, we may change the reserves if our experience leads us to believe that benefit claims and expenses will ultimately be greater or less than the existing reserve. We report the change in these reserves as an expense during the period when the reserve or additional reserve is established.

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

     o our ability to manage our assets and liabilities and to manage investment and liquidity risk;

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

     Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition of a subsidiary. In June 2001, the Financial Accounting Standards Board issued SFAS 141, "Business Combinations", and SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


subject to annual impairment tests in accordance with the Statements. We have performed the required impairment tests and have determined that there is no goodwill impairment.

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS 115 and EITF 99-20. Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence or absence of collateral or other credit enhancement, the length of time to maturity, and interest rates. Changes in these factors could result in additional write-downs being necessary.

     Our accounting policies addressing reserves, deferred acquisition costs, value of business acquired, goodwill and investment impairment involve significant assumptions, judgments and estimates. Changes in these assumptions, judgments and estimates could create material changes in our consolidated financial statements.

Results of Operations

     Our results of operations for the three and nine month periods ended September 30, 2001 do not include the results of operations of World-Wide Holdings, which we acquired at the close of business on December 31, 2001.

Earnings per ordinary share

                                                    Three months       Three months         Nine months         Nine months
                                                        ended               ended              ended               ended
                                                    September 30,      September 30,        September 30,       September 30,
                                                         2002                2001                2002               2001
                                                ------------------- ------------------- ------------------- -------------------

Net income                                               $6,979               $5,534              $19,826          $13,136
                                                =================== =================== =================== ===================

Basic earnings per ordinary share                         $0.26                $0.35                $0.81            $0.84
                                                =================== =================== =================== ===================
Diluted earnings per ordinary share                       $0.25                $0.33                $0.76            $0.80
                                                =================== =================== =================== ===================

Weighted average number of ordinary shares
outstanding:
Basic                                                26,910,907           15,699,027           24,604,864       15,657,405
                                                =================== =================== =================== ===================
Diluted                                              27,943,453           16,918,832           25,958,339       16,434,262
                                                =================== =================== =================== ===================


     Net income for the third quarter of 2002 increased 26% to $7.0 million from $5.5 million in the same quarter in 2001. Net income for the nine-month period ended September 30, 2002 increased 51% to $19.8 million from $13.1 million in the same period in 2001. The increases are attributable to the inclusion of World-Wide for the first time since its acquisition, continued growth in our Life Reinsurance North America segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by an increase in realized losses on fixed maturity investments and unit-linked securities. Realized losses were $5.7 million in the third quarter of 2002 and $8.9 million in the nine month period ended September 30, 2002 compared to realized gains of $402,000 and $860,000, respectively, in the quarter and nine month periods ended September 30, 2002. The contribution to net income by World-Wide amounted to $3.3 million and $6.8 million for the three and nine month periods of 2002, respectively.

     Earnings per ordinary share on a diluted basis amounted to $0.25 for the third quarter of 2002 in comparison with $0.33 in the same quarter in 2001. For the nine-month period ended September 30, 2002 diluted earnings per share amounted to $0.76 in comparison with $0.80 per ordinary share in the same period in 2001. Diluted earnings per share has decreased as a result of the realized losses on fixed maturity investments and unit- linked securities and the increase in the number of

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


ordinary shares outstanding. The increase in the number of ordinary shares outstanding is a result of shares issued in the acquisition of World-Wide and the equity offering, discussed in Note 9 to the unaudited consolidated financial statements.


                                                    Three months       Three months         Nine months         Nine months
                                                        ended               ended              ended               ended
                                                    September 30,      September 30,        September 30,       September 30,
                                                         2002                2001               2002                2001
                                                ------------------- ------------------- ------------------- -------------------

GAAP net income                                         $ 6,979             $ 5,534            $19,826             $13,136
Non-recurring expenses                                      482                   -                482                   -
Realized losses net of deferred acquisition
  costs - non taxable companies                             875               1,710              1,412               1,304
Realized losses (gains) net of deferred
  acquisition costs - taxable companies                   5,054              (2,112)             7,822              (2,164)
Provision for taxes - taxable companies                  (1,371)                737             (2,272)                737
Cumulative effect of change in accounting
  principle                                                   -                   -                  -                 406
                                                ------------------- ------------------- ------------------- -------------------
Net operating earnings                                  $12,019             $ 5,869            $27,270             $13,419
                                                =================== =================== =================== ===================


Weighted average number of ordinary shares
  outstanding
    Basic                                            26,910,907          15,699,027         24,604,864          15,657,405
                                                =================== =================== =================== ===================
    Diluted                                          27,943,453          16,918,832         25,958,339          16,434,262
                                                =================== =================== =================== ===================


     We determine net operating earnings by adjusting GAAP net income for net realized capital gains and losses, as adjusted for the related effects upon the amortization of deferred acquisition costs and taxes, and non-recurring items that we believe are not indicative of overall operating trends. Non recurring items in the nine month period ended September 30, 2002 include a charge of $482,000 relating to severance arrangements with certain employees and a charge of $406,000 in 2001 due to the cumulative effect of a change in accounting principle. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of net operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our business. However, net operating earnings is not a substitute for net income determined in accordance with GAAP.

     Net operating earnings increased 105% to $12.0 million in the third quarter from $5.9 million in the same quarter in 2001. Net operating earnings for the nine-month period ended September 30, 2002 increased 103% to $27.3 million from $13.4 million in the same period in 2001. The increase in net operating earnings is attributable to the inclusion of World-Wide for the first time since its acquisition, continued growth in our Life Reinsurance North America segment and an increase in investment income primarily due to the increase in average invested assets.

Revenues

     Revenues increased by $47.0 million or 145% to $79.5 million in the third quarter of 2002 in comparison with the third quarter of 2001. During the nine months ended September 30, 2002 revenues increased by $119.7 million or 154% to $197.4 million in comparison with the 2001 period. The increases are primarily due to the acquisition of World-Wide, the growth in our Life Reinsurance North America operations and an increase in investment income primarily due to the growth in our invested assets resulting from new business and the equity offering discussed in Note 9 to the unaudited consolidated financial statements.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Revenues consist of the following:

                                   Three months      Three months         Nine months         Nine months
                                       ended              ended              ended               ended
                                   September 30,     September 30,        September 30,       September 30,
                                        2002               2001               2002                2001
                               ------------------ ------------------- ------------------- -------------------
                                       $55,122            $18,631            $124,105             $39,461
Premiums earned

Fee income                               1,340                944               5,615               2,562

Investment income, net                  28,697             12,526              76,574              34,788

Realized gains (losses)                 (5,653)               402              (8,932)                860
                               ------------------ ------------------- ------------------- -------------------

Total revenues                         $79,506            $32,503            $197,362             $77,671
                               ================== =================== =================== ===================


Premiums earned

     Premiums earned during the third quarter of 2002 increased 196% to $55.1 million compared with the same quarter in 2001. Premiums earned during the nine-month period ended September 30, 2002 increased 215% to $124.1 million compared with the prior year period. World-Wide's premiums earned during the third quarter amounted to $25.6 million and $52.0 million, respectively, during those periods. Premiums earned on Life Reinsurance North America operations during the quarter ended September 30, 2002 increased by 58% to $29.5 million and were from 49 clients. Premiums earned on Life Reinsurance North America operations during the nine-month period ended September 30, 2002 increased 82% to $72.0 million. Premiums earned, on the Life Reinsurance North America operations, in the third quarter and nine months of 2001 were from 33 reinsurance clients.

     As of September 30, 2002 we reinsured approximately $57.6 billion of life coverage on 1,373,000 lives in our North American operations. Our average benefit coverage per life is $42,000 and our maximum corporate retention on any one life is $500,000. As of September 30, 2001 we reinsured approximately $27.3 billion of life coverage on 860,000 lives. Our average benefit coverage per life was $32,000.

Fee income

     Both Life Reinsurance and Wealth Management business generate fee income. In Life Reinsurance we earn fees on our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting. Life Reinsurance fees increased by 44% to $447,000 and by 366% to $3.1 million during the third quarter and the first nine months of 2002 compared to the same periods in 2001. The increase is due to the growth in the number of clients.

     Wealth Management fees increased in the third quarter of 2002 by 41% to $893,000 and by 34% to $2.6 million during the first nine months of 2002 compared to the same periods in 2001. The increase during the quarter is primarily due to increases in account balances compared to the prior year. The growth in variable account balances has been partly offset by negative investment performance in the nine months ended September 30, 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     Fees earned are as follows:

                                    Three months      Three months         Nine months         Nine months
                                        ended              ended              ended               ended
                                    September 30,     September 30,        September 30,       September 30,
                                         2002               2001               2002                2001
                                ------------------ ------------------- ------------------- -------------------

Life Reinsurance North America              $447              $311              $3,056                $656

Wealth Management                            893               633               2,559               1,906
                                ------------------ ------------------- ------------------- -------------------

Total                                     $1,340              $944              $5,615              $2,562
                                ================== =================== =================== ===================

Wealth Management fees are earned from both life and annuity clients. The following table summarizes our client base with the associated segregated asset values and policy face amounts.



                                         September 30,      December 31,       September 30,
                                             2002              2001                 2001
                                       -----------------  ----------------  ------------------
Number of clients - Life                         48                 42                 28
                  - Annuity                      90                 90                 85
                                       -----------------  ----------------  ------------------
                                                138                132                113
                                       =================  ================  ==================

Segregated asset value - Life              $113,800           $134,800          $  82,100
                       - Annuity            456,750            468,000            434,350
                                       -----------------  ----------------  ------------------
                                           $570,550           $602,800           $516,450
                                       =================  ================  ==================

Face value - Life                          $978,092           $812,380           $586,589
                                       =================  ================  ==================


The change in the segregated assets is as follows:

                                    Three months      Three months         Nine months         Nine months
                                        ended              ended              ended               ended
                                    September 30,     September 30,        September 30,       September 30,
                                         2002               2001               2002                2001
                                ------------------ ------------------- ------------------- -------------------
Balance at beginning of period         $573,150            $520,570            $602,800            $409,660
Deposits                                 12,592              27,400              24,399             136,524
Withdrawals                             (21,182)               (770)            (21,832)             (8,985)
Investment performance (1)                5,990             (30,750)            (34,817)            (20,749)
                                ------------------ ------------------- ------------------- -------------------
Balance at end of period               $570,550            $516,450            $570,550            $516,450
                                ================== =================== =================== ===================

     (1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Investment income

     Net investment income increased by $16.2 million or 129% to $28.7 million in the third quarter of 2002 compared to $12.5 million in the third quarter of 2001 and by $41.8 million or 120% to $76.6 million during the first nine months of 2002 compared to $34.8 million in the same period in 2001. The increases are due to the growth in our average invested assets, which has more than compensated for decreases in realized yields on investments in the current year period. Our total invested assets have increased significantly because of growth of our Life Reinsurance North America business, assets acquired through the acquisition of World-Wide and our equity offering in April 2002. Total invested assets have increased from $832.4 million at September 30, 2001 to $2,012.1 million at September 30, 2002. World-Wide's invested assets amounted to $134.6 million at September 30, 2002.

     During the third quarter of 2002 and the first nine months of 2002, average book yields were lower, particularly on floating rate assets and cash than in the same periods in 2001. On the $915.9 million portfolio managed by General Re
- New England Asset Management Inc. ("NEAM"), the yields on fixed rate assets were 6.2% and 7.2% at September 30, 2002 and 2001, respectively. Yields on floating rate assets are indexed to LIBOR. Between those dates, however, LIBOR decreased to 1.8% from 2.6%, the yield on our floating rate assets decreased to 3.5% from 5.8% and the yield on our cash and cash equivalents decreased to 1.5% from 2.8%. The volume of floating rate assets was increased in July 2002 as a result of our investing the proceeds of a $100 million floating-rate funding agreement to earn a spread over the cost of funds.

     The split of investment income by segment is as follows:

                                      Three months      Three months         Nine months         Nine months
                                         ended              ended              ended               ended
                                      September 30,     September 30,        September 30,       September 30,
                                          2002               2001               2002                2001
                                   ------------------ ------------------- ------------------- -------------------

Life Reinsurance - North America           $26,440           $10,348             $69,123              $28,538

                 - International             1,297                 -               4,405                    -

Wealth Management                               53                26                 (66)                  28

Other (1)                                      907             2,152               3,112                6,222
                                   ------------------ ------------------- ------------------- -------------------

Total                                      $28,697           $12,526             $76,574              $34,788
                                   ================== =================== =================== ===================

     (1)  Other includes investment income on unallocated capital.

Realized gains (losses)

     In the third quarter of 2002, realized losses on investments amounted to $5.7 million compared to realized gains of $402,000 in the third quarter of 2001. During the first nine months of 2002 realized losses amounted to $8.9 million in comparison with gains of $860,000 in the first nine months of 2001. These losses are comprised of realized investment losses on unit-linked securities held by World-Wide, impairment losses recognized under EITF Issue No. 99-20 and "other than temporary impairments" on fixed maturity investments. These losses have been partially offset by realized gains arising on the sales of fixed maturity investments in the 2002 period.

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

Benefits and expenses

                                      Three months       Three months         Nine months         Nine months
                                         ended               ended               ended               ended
                                      September 30,      September 30,        September 30,       September 30,
                                          2002                2001                2002                2001
                                   ------------------ ------------------- ------------------- -------------------


Claims and other policy benefits            $35,630             $13,028             $86,173             $30,654

Interest credited to interest
sensitive contract liabilities               13,240               3,391              33,646              10,428

Acquisition costs and other                  16,848               6,170              39,060              13,437
insurance expenses

Operating expenses                            6,952               2,934              17,928               7,906

Interest expense                                111                 622                 593                 937
                                   ------------------ ------------------- ------------------- -------------------
Total benefits and expenses                 $72,781             $26,145            $177,400             $63,362
                                   ================== =================== =================== ===================

Claims and other policy benefits

     Claims and other policy benefits increased by 173% to $35.6 million in the third quarter of 2002 from $13.0 million in the third quarter of 2001 and by 181% to $86.2 million in the first nine months from $30.7 million in the same period of 2001. The increase is a result of the acquisition of World-Wide, the increased number of clients and the increase in business from these clients in our Life Reinsurance North America operations. World-Wide's claims and policyholder benefits were $13.7 million and $31.1 million, respectively, for the third quarter and first nine months of 2002. In the third quarter and nine months ended September 30, 2001 we expensed claims totaling $630,000 in relation to the World Trade Center and Pentagon attacks on September 11, 2001.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Interest credited to interest sensitive contract liabilities

     Interest credited to interest sensitive contract liabilities increased by $9.8 million or 290% to $13.2 million for the third quarter of 2002 from $3.4 million in the third quarter of 2001. For the first nine months of 2002 interest credited to interest sensitive contract liabilities increased by $23.2 million or 223% to $33.6 million from $10.4 million in the same period in 2001. The increase was due to interest credited on new 2002 reinsurance treaties and increases in interest credited to policies which commenced in 2002 and 2001 due to increasing average liability balances.

Acquisition costs and other insurance expenses

     Acquisition costs and other insurance expenses increased by $10.7 million or 173% to $16.8 million in the third quarter of 2002 from $6.1 million in the third quarter of 2001. During the first nine months of 2002 acquisition costs and other insurance expenses increased by $25.6 million or 191% to $39.0 million from $13.4 million in the same period in 2001. The increases were a result of the acquisition of World-Wide, the increased number of reinsurance clients in our Life Reinsurance North America business and the increase in premiums earned.

The components of these expenses are as follows:

                                      Three months       Three months         Nine months         Nine months
                                         ended               ended               ended               ended
                                      September 30,      September 30,        September 30,       September 30,
                                          2002                2001                2002                2001
                                   ------------------ ------------------- ------------------- -------------------
Commissions, excise taxes and
other insurance expenses                  $41,503             $26,038             $98,701             $47,780

Deferral of expenses                      (32,173)            (22,962)            (81,861)            (42,175)
                                   ------------------ ------------------- ------------------- -------------------
                                            9,330               3,076              16,840               5,605

Amortization - Present value of
in-force business                             981                  51               2,061                 154

Amortization - Deferred
acquisition costs                           6,537               3,043              20,159               7,678
                                   ------------------ ------------------- ------------------- -------------------
Total                                     $16,848              $6,170             $39,060             $13,437
                                   ================== =================== =================== ===================

     Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. In 2002 we have allocated less of these expenses to acquisition costs than in 2001. They are now included in operating expenses. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or, in the case of interest sensitive contract liabilities, in relation to the estimated gross profit therefrom.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


The split of these expenses between segments is as follows:

                                      Three months       Three months         Nine months         Nine months
                                         ended               ended               ended               ended
                                      September 30,      September 30,        September 30,       September 30,
                                          2002                2001                2002                2001
                                   ------------------ ------------------- ------------------- -------------------

Life Reinsurance - North America        $12,212              $5,974             $31,237             $12,926

                 - International          3,814                   -               5,488                   -

Wealth Management                           822                 196               2,335                 511
                                   ------------------ ------------------- ------------------- -------------------

Total                                   $16,848              $6,170             $39,060             $13,437
                                   ================== =================== =================== ===================


Operating expenses

     Operating expenses increased to $7.0 million for the third quarter of 2002 compared to $2.9 million in the second quarter of 2001 and to $17.9 million in the first nine months of 2002 compared to $8.0 million in the same period in 2001. The increase is a result of the acquisition of World-Wide, less costs being allocated in 2002 to acquisition expenses as they relate to marketing, underwriting and policy and treaty issuance and increased personnel costs and legal and professional fees due to the growth in our business. Operating expenses in the quarter and nine months ended September 30, 2002 include $730,000 non-recurring expenses in respect of severance payments to certain employees.

     The split of operating expenses between segments is as follows:

                                      Three months       Three months         Nine months         Nine months
                                         ended               ended               ended               ended
                                      September 30,      September 30,        September 30,       September 30,
                                          2002                2001                2002                2001
                                   ------------------ ------------------- ------------------- -------------------

Life Reinsurance - North America          $2,628                $754              $6,002              $2,832

                 - International           1,576                   -               5,030                   -

Wealth Management                            836                 635               1,562                 987

Other                                      1,912               1,545               5,334               4,087
                                   ------------------ ------------------- ------------------- -------------------

Total                                     $6,952              $2,934             $17,928              $7,906
                                   ================== =================== =================== ===================

Other operating expenses include salaries, head office expenses, legal and professional fees and other expenses not directly related to either our Life Reinsurance or Wealth Management lines of business.

Interest expense

     We incurred interest expense of $111,000 during the third quarter of 2002 as compared with $622,000 in the third quarter of 2001 reflecting the use of borrowings as described in Note 8 to the unaudited consolidated financial statements. Interest expense for the nine months ended September 30, 2002 amounted to $593,000 in comparison with $937,000 in the same period of 2001.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Income taxes

     The 2002 and 2001 income tax expense includes taxes on the earnings of Scottish Re (U.S.), Inc., Scottish Annuity & Life International Insurance Company (Bermuda) Ltd., World-Wide Reassurance Company Limited and Scottish Re (Dublin) Limited.

Financial Condition

Investments

     At September 30, 2002 the portfolio controlled by us consisted of $914.8 million of fixed income securities and cash. The average Standard & Poor's rating of the portfolio was "AA-", average effective duration was 2.95 years and the average book yield was 5.43% as compared with an average rating of "A+", an average effective duration of 3.5 years and an average book yield of 6.14% at December 31, 2001. At September 30, 2002 the unrealized appreciation on investments, net of tax was $10.9 million as compared with depreciation of $3.6 million at December 31, 2001. These amounts are included on our consolidated balance sheets as part of shareholders' equity.

     At September 30, 2002 funds withheld at interest totaled $1,043.6 million with an average rating of "A", an average duration of 5.42 years and an average book yield of 6.54% as compared with an average rating of "A-", an average duration of 6.0 years and an average book yield of 6.80% at December 31, 2001. These are fixed income investments associated with modified coinsurance transactions and include marketable securities, commercial mortgages and private placements. The market value of the funds withheld amounted to $1,123.6 million at September 30, 2002.

Liquidity and Capital Resources

Cash flow

     Cash flow from operations for the nine month period ended September 30, 2002 was $62.0 million compared to $55.6 million in the prior year period. The positive cash flow in the first nine months of 2001 arose principally as a result of the acquisition of $58.9 million of assets pursuant to the purchase of an in-force reinsurance transaction. There have been no acquisitions of in-force business in 2002. Our cash flow from operations may be positive or negative in any period depending on the amount of new Life Reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in that period.


Capital and collateral

     At September 30, 2002, total capitalization was $481.7 million compared to $331.3 million at December 31, 2001. The increase in capitalization at September 30, 2002 is due to the proceeds of the equity offering of $114.3 million discussed in Note 9 to the unaudited consolidated financial statements, the increase in unrealized appreciation of investments, the cumulative translation adjustment, and net earnings for the period less dividends.

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of approximately $114.3 million. We used the proceeds of the offering to repay short-term borrowings of $40 million and for general corporate purposes.

     During the nine months ended September 30, 2002, we have paid dividends totaling $0.15 per share or $3.7 million in comparison with $2.4 million for the first nine months of 2001.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     During the quarter we arranged two secured credit facilities with U.S. banks totaling $100 million. Each of the facilities provides a combination of borrowings and letters of credit for $50 million. These facilities expire in September 2003 but are renewable with the agreement of both parties. One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. and World-Wide Reassurance maintain Standard & Poor's ratings of "A-". Scottish Annuity & Life Insurance Company (Cayman) Ltd. is also required to maintain shareholder's equity at $210 million. At September 30, 2002 its shareholder's equity was $335 million. The other $50 million facility requires that the Company maintain consolidated net worth of $375 million and a maximum debt to total capitalization ratio of 25%. At September 30, 2002 our net worth was $482 million and the ratio of debt to total capitalization was 4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default and we could be required to repay any outstanding borrowings. At September 30, 2002 there were no borrowings or outstanding letters of credit under these facilities.

     At September 30, 2001 we had borrowed $40 million under a credit facility with a U.S. bank. This borrowing was repaid with the proceeds of the equity offering.

     We have also borrowed $21.2 million at September 30, 2002 ($25.1 million at December 31, 2001) under a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have sold agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer.

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit and certain reinsurance transactions. With these reinsurance transactions, the need for collateral letters of credit arises in four ways:

     |X| When Scottish Annuity & Life Insurance Company (Cayman) Ltd. enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank in order that the ceding company may obtain reserve credit for the reinsurance transaction; in some cases, a letter of credit may be substituted for all or a portion of a reserve credit trust;

     |X| When Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital; this need can be met by its own capital and surplus, an infusion of cash or assets from Scottish Annuity & Life Insurance Company (Cayman) Ltd. or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or providing a letter of credit;

     |X| Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 47 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     |X| Even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in the state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.

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

     Our business is capital intensive. We expect that our cash and investments, together with cash generated from our businesses, will provide sufficient sources to meet our current liquidity and letter of credit needs. However, if our business continues to grow significantly, we will need to raise additional capital. In addition, one of our objectives is to minimize our cost of capital and in that regard we continue to evaluate different alternatives available to us involving increasing the leverage in our capitalization.

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

     We applied the new rules on accounting for goodwill and other intangible assets during the quarter ended June 30, 2002. Goodwill of $32.3 million arose on the acquisition of World-Wide at December 31, 2001. We have performed the required impairment tests of goodwill and have determined that there is no goodwill impairment. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill.

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

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the forward-looking statements. These risks and uncertainties include:

     |X| Uncertainties relating to the ratings accorded to our insurance subsidiaries;

     |X| Uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

     |X|  Exposure to mortality experience which differs from our assumptions;

     |X|  Uncertainties arising from control of our assets by third parties;

     |X|  The risk that our risk analysis and underwriting may be inadequate;

     |X| Risks arising from our investment strategy, including risks related to market value of our investments, fluctuations in interest rates and our need for liquidity;

     |X| The risk that our retrocessionaires may not honor their obligations to us;

     |X|  Changes in capital needs;

     |X| The impact of acquisitions, including the ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;

     |X|  Loss of the service of any of our key employees;

     |X|  Changes in accounting principles;

     |X| Terrorist attacks on the United States and the impact of such attacks on the economy in general and on our business in particular;

     |X|  Political and economic risks in developing countries;

     |X|  Losses due to foreign currency rate fluctuations;

     |X| Changes in the rate of policyholder withdrawals or recapture of reinsurance treaties;

     |X| The competitive environment in which we operate and associated pricing pressures; and

     |X| Developments in global financial markets that could affect our investment portfolio and fee income.

     The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the financial impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this report and we do not undertake any obligation to update any forward-looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since December 31, 2001. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.


Item 4. Controls and Procedures

     (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Quarterly Report on Form 10-Q, our principal executive officers and principal financial officer have concluded that the Company's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     (b) Changes in internal controls. There were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

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


Item 6.   Exhibits and Reports on Form 8-K

A.  Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit
Number     Description of Document
-------    -----------------------
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

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.18 to the Company's 2001 Annual Report on Form 10-K).(4)

10.13 Service Agreement dated December 31, 2001 between World-Wide Holdings, Paul Andrew Bispham and the Company (incorporated herein by reference to Exhibit 10.19 to the Company's 2001 Annual Report on Form 10-K).(4)

10.14 Registration Rights Agreement dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

10.15 Stockholder Agreement dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

10.16 Tax Deed of Covenant dated December 31, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

10.17 Letter Agreement dated December 28, 2001 between the Company and Pacific Life Insurance Company (incorporated by reference to the Company's Current Report on Form 8-K).(5)

10.18 Form of Indemnification Agreement between the Company and each of its directors and officers (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. and Steven A. Helland (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.20 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.21 Employment Agreement dated June 3, 2002 between Scottish Re (U.S.), Inc. and James Clayton Moye, III (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.22 Employment Agreement dated June 1, 2002 between the Company and Elizabeth Murphy (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.23 Employment Agreement dated June 1, 2002 between the Company and Clifford J. Wagner (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.24      Employment Agreement dated July 8, 2002 between the Company and Scott
           E. Willkomm (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

10.25 Employment Agreement dated May 29, 2002 between Scottish Re (U.S.), Inc. and Larry N. Stern (incorporated by reference to the Company's Amended Quarterly Report on Form 10-Q/A).(7)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

(3) The Company's 2000 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 30, 2001.

(4) The Company's 2001 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 5, 2002.

(5) The Company's Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 2001.

(6) The Company's Current Report on Form 8-K/A was filed with the Securities and Exchange Commission on January 11, 2002.

(7) The Company's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002 was filed with the Securities and Exchange Commission on August 8, 2002.


B. Reports on Form 8-K

     The Company did not file any Current Reports on Form 8-K during the three month period ended September 30, 2002.

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                              SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date: November 6, 2002         By: /s/ Scott E. Willkomm

                                  Scott E. Willkomm
                                  President


Date: November 6, 2002         By: /s/ Michael C. French

                                  Michael C. French
                                  Chief Executive Officer


Date: November 6, 2002         By: /s/ Elizabeth A. Murphy

                                  Elizabeth A. Murphy
                                  Chief Financial Officer

                                  CERTIFICATION

I, Michael C. French, Chief Executive Officer of Scottish Annuity & Life Holdings, Ltd. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scottish Annuity & Life Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 6, 2002


/s/ Michael C. French
------------------------------

   Michael C. French
   Chief Executive Officer

                                  CERTIFICATION

I, Scott E. Willkomm, President of Scottish Annuity & Life Holdings, Ltd. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scottish Annuity & Life Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002

/s/ Scott E. Willkomm
------------------------------

   Scott E. Willkomm
   President

                                  CERTIFICATION

I, Elizabeth A. Murphy, Chief Financial Officer of Scottish Annuity & Life Holdings, Ltd. certify that:

1. I have reviewed this quarterly report on Form 10-Q of Scottish Annuity & Life Holdings, Ltd.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. Scottish Annuity & Life Holdings, Ltd.'s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 6, 2002


/s/ Elizabeth A. Murphy
------------------------------

   Elizabeth A. Murphy
   Chief Financial Officer