Form 10-K
period 2002-12-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2003-03-31
CIK 1064122

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

              FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

   / /     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
           SECURITIES EXCHANGE ACT OF 1934

             FOR THE TRANSITION PERIOD FROM             TO

                    COMMISSION FILE NUMBER 0-29788

                            ------------------------
                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD
             (Exact name of registrant as specified in its charter)

                CAYMAN ISLANDS                                     98-0362785
 (State or Other Jurisdiction of Incorporation        (I.R.S. Employer Identification No.)
               or Organization)
           CROWN HOUSE, THIRD FLOOR
              4 PAR-LA-VILLE ROAD                                NOT APPLICABLE
            HAMILTON HM12, BERMUDA                                 (Zip Code)
    (Address of Principal Executive Office)

               Registrant's telephone number, including area code: (441) 295 4451

                  Securities Registered Pursuant to Section 12(b) of the Act:

              TITLE OF EACH CLASS                   NAME OF EACH EXCHANGE ON WHICH REGISTERED
  Ordinary Shares, par value $0.01 per share                 New York Stock Exchange

                  Securities Registered Pursuant to Section 12(g) of the Act:
                                              None

    Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 K or any amendment to this Form 10 K. /X/

    Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b 2 of the Exchange Act). Yes /X/ No / /

    The aggregate market value of the voting stock held by non affiliates of the Registrant as of June 28, 2002 was $426,964,150.

    As of March 17, 2003, Registrant had 26,944,290 ordinary shares outstanding.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Certain information required by Items 10, 11, 12 and 13 of Form 10 K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2003 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2002.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                               TABLE OF CONTENTS

                                                                          PAGE
                                                                        --------
PART I................................................................      1

Item 1:   BUSINESS....................................................      1
Item 2:   PROPERTY....................................................     31
Item 3:   LEGAL PROCEEDINGS...........................................     31
Item 4:   SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.......     31

PART II...............................................................     32

Item 5:   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED                32
          SHAREHOLDER MATTERS.........................................
Item 6:   SELECTED FINANCIAL DATA.....................................     33
Item 7:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION      35
          AND RESULTS OF OPERATIONS...................................
Item 7A:  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..     58
Item 8:   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.................     61
Item 9:   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING      61
          AND FINANCIAL DISCLOSURE....................................

PART III..............................................................     61

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT..............     61
Item 11:  EXECUTIVE COMPENSATION......................................     62
Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND              62
          MANAGEMENT..................................................
Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..............     62
Item 14:  DISCLOSURE CONTROLS AND PROCEDURES..........................     62

PART IV...............................................................     63

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM     63
          8-K.........................................................

                                     PART I

ITEM 1: BUSINESS

OVERVIEW

    Scottish Annuity & Life Holdings, Ltd., which we call Scottish Annuity & Life, is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Through our operating subsidiaries, we are engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as life reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as wealth management.

    We have operating companies in Bermuda, the Cayman Islands, Ireland, Luxembourg, the United Kingdom and the United States. Our flagship subsidiaries are Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re
(U.S.), Inc. and World Wide Reassurance Company Limited. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are each rated "A- (excellent)" for financial strength by A.M. Best Company, which is fourth highest of fifteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is third highest of twelve rating levels, "A3 (good)" for financial strength by Moody's, which is seventh highest of twenty-one rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-one rating levels. World-Wide Reassurance is rated "A- (excellent)" for financial strength by A.M. Best, which is fourth highest of fifteen rating levels, "A (strong)" for financial strength by Fitch, which is third highest of twelve rating levels and "A- (strong)" for financial strength by Standard & Poor's, which is sixth highest of twenty-one rating levels. These ratings are based upon factors of concern to policyholders, agents and intermediaries and are not directed toward the protection of investors.

    We have grown to be one of the 11 largest life reinsurers serving the U.S. market (based on the amount of new life reinsurance business assumed in 2001) since our formation in 1998. On December 31, 2001, we expanded our business outside of North America by acquiring World-Wide Holdings Limited, which we call "World-Wide Holdings," and its subsidiary, World-Wide Reassurance Company Limited, which we call "World-Wide Reassurance," from Pacific Life Insurance Company in exchange for 4,532,380 of our ordinary shares. World-Wide Reassurance, formed in 1964, is a U.K.-based reinsurer of group life insurance, individual life insurance, airline pilot "loss of license" insurance and certain dread disease insurance business in Asia, Europe, Latin America, the Middle East and North Africa.

    As of December 31, 2002, we had consolidated assets of $3.3 billion and consolidated shareholders' equity of $491.1 million.

    Our website address is www.scottishannuity.com. Forms 10-K, Forms 10-Q, Forms 8-K and all amendments to those reports are available free of charge on our website. These reports are posted to the website as soon as reasonably practical after they have been filed with the SEC. We will also provide electronic or paper copies of these reports on request. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

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

    We have three categories of life reinsurance products, which we call Traditional Solutions, Financial Solutions and Acquired Solutions:

    - TRADITIONAL SOLUTIONS. In our Traditional Solutions business, we reinsure the mortality risk on life insurance policies written by primary insurers. This business is often referred to as traditional life reinsurance. We write our Traditional Solutions business predominantly on an automatic basis with respect to newly written life insurance policies. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty. In the North American market, our direct sales force targets the top 60 life insurance companies. These companies are responsible for originating the majority of all term life insurance written in that market. World-Wide Reassurance offers traditional life reinsurance products outside of North America, focusing primarily on the reinsurance of short-term, group life policies in niche market sectors.

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

    - ACQUIRED SOLUTIONS. In our Acquired Solutions business, we provide our clients with exit strategies for discontinued lines, closed blocks, or lines not providing a good fit for a company's growth strategies. With our assuming full responsibility and management of these contracts, our clients can focus and concentrate their full efforts and resources on core strategies.

    The traditional life reinsurance industry has experienced significant growth over the past several years. According to an industry survey, the face amount of traditional life reinsurance assumed in the United States has grown from approximately $261 billion in 1995 to approximately $933 billion in 2001, a 24% compounded annual growth rate. During the same period, the face amount of life insurance written in the United States has grown from approximately $1.1 trillion in 1995 to approximately $1.6 trillion in 2001, a 6% compounded annual growth rate.

    We believe that the following trends have contributed and will continue to contribute to the increasing demand for life reinsurance and increased business opportunities for us:

    - CONSOLIDATION IN THE LIFE INSURANCE INDUSTRY. Consolidation in the life insurance industry may create opportunities for life reinsurers. Life reinsurers provide financial reinsurance to help acquirers finance the cash portion of an acquisition, and we expect that any additional consolidation in the life insurance business may result in incremental opportunities for life reinsurers. In addition, in the context of an acquisition, an acquirer may focus on the most promising lines of business and divest non-core lines of business through reinsurance.

    - CONSOLIDATION IN THE LIFE REINSURANCE INDUSTRY. There have been a number of merger and acquisition transactions within the U.S. life reinsurance industry in recent years. The consolidation of the life reinsurance industry has reduced the amount of life reinsurance capacity available and caused primary insurers to be exposed to concentrated counter-party risk with the large consolidating reinsurers. We believe that consolidation will continue and ceding companies will reinsure a portion of their business with newer but well rated reinsurers like us in order to reduce counter-party risk.

    - INCREASED CAPITAL SENSITIVITY. We believe that insurance companies are now more focused on capital efficiency and return on capital than in the past. As a result, primary insurers are increasingly utilizing the outside capital provided by reinsurance to help finance growth and to free up capital to pursue new businesses. We believe that the demutualization of life insurance companies contributes to this trend as these newly publicly traded companies are motivated to improve their operating performance for their investor attention.

    - FLIGHT TO QUALITY. Particularly in the wake of the terrorist attacks in the United States on September 11, 2001, we believe that ceding companies are increasingly focused on the financial strength ratings of their reinsurers, as well as the aggregate amount of capital maintained by their reinsurers.

    - EXPANDING INTERNATIONAL MARKETS. We believe that the trends described above in the North American market are also influencing the reinsurance industry throughout the world. In addition, we believe there are increasing opportunities in markets such as Asia, Europe, Latin America, the Middle East, and North Africa, where the life reinsurance industry is either developing or expanding.

    - CHANGING DEMOGRAPHICS. We expect that the increasing number of "baby boomers" reaching middle and late middle age will increase the demand for products which address retirement planning, estate planning and survivorship issues. In addition, we believe that longer life expectancies and the reduction in government and employer sponsored benefit programs will increase the demand for life insurance and annuities. We expect this increased demand for insurance to increase demand for our reinsurance products.

WEALTH MANAGEMENT

    Our variable life insurance and variable annuity products offer high net worth clients the benefits of investment-oriented insurance products for use in tax and estate planning. Offering our products from companies based in Bermuda, the Cayman Islands and Luxembourg provides us greater flexibility in structuring these products. We receive fee income based on the assets associated with our products. Our products are targeted towards high net worth individuals and families who generally have a liquid net worth of more than $10 million. The wealth management business requires relatively little capital and we believe that it generates a stable source of fee income. We expect that the market for products aimed at high net worth individuals and families will expand as the number of high net worth individuals needing tax and estate planning services and expertise grows.

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

    - ENHANCING OUR FINANCIAL STRENGTH. We will continue to enhance our capital position and financial strength to meet the security needs of our customers and the capital requirements of rating agencies. Also, by enhancing our financial strength and capital resources, we would expect to have opportunities to participate in reinsurance transactions in which we might not be currently eligible to participate. We also expect that enhancing our financial position will allow us to reduce our cost of, and improve our access to, capital.

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

    - GROWING OUR OVERSEAS BUSINESS. We will leverage the specialized knowledge and established relationships of World-Wide Reassurance to continue our growth in the less competitive life reinsurance markets outside of North America.

PRODUCTS OFFERED

LIFE REINSURANCE

    We reinsure a broad range of life insurance and annuity products. Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed immediate annuities and fixed deferred annuities. In addition, we reinsure and may issue directly institutional annuity-type products such as funding agreements, guaranteed investment contracts, and pension termination and structured settlement annuities. We do not accept mortality or longevity guarantees associated with variable annuity products.

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

    Our reinsurance treaties are written predominantly on an automatic basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to us. The reinsurance may be solicited directly by us or through reinsurance intermediaries and may be written on either:

    - a proportional basis under which a specified percentage of each risk in the reinsured class of risk is assumed by us from the ceding company, along with our portion of the underlying premiums in proportion to such assumed risk; or

    - an excess of loss basis under which we indemnify the ceding company, up to a contractually specified amount, for a portion of claims exceeding a specified retention amount, in consideration of non-proportional premiums being paid.

    In order to diversify our mortality exposure, we seek to limit our consolidated enterprise wide retained exposure under life policies to no more than $500,000 per life.

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

    - Ceding companies generally must recapture the same amount of risk on each policy reinsured under a treaty once a retention increase is made after the treaty stated non-recapture period expires and a recapture program is undertaken.

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

WORLD-WIDE REASSURANCE

    World-Wide Reassurance specializes in the reinsurance of risks such as group life insurance, individual life insurance, airline pilot "loss of license" insurance, and to a lesser extent certain dread disease insurance. Group life reinsurance represents the majority of World-Wide Reassurance's portfolio of business. Most of the business underwritten by World-Wide Reassurance is short-term business.

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

    World-Wide Reassurance's core market is the Middle East, where it has been active since the early 1990s. In 2002, World-Wide Reassurance's fiscal year end was September 30th. For subsequent reporting periods World-Wide Reassurance's fiscal year end has been changed to December 31st. For the year ended
September 30, 2002, approximately 22% of World-Wide Reassurance's total premiums earned originated from Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and the United Arab Emirates. World-Wide Reassurance writes a majority of its business in the Middle East on a facultative basis, meaning that it reinsures specifically identified risks or pools of risks as opposed to all risks of a specified type. This business is generally renewable every year, although a small number of contracts cover a period of three years.

    In Latin America, World-Wide Reassurance does business primarily in Argentina, Columbia and Peru, and to a lesser extent in Chile and Ecuador. In Asia, World-Wide Reassurance's target niche market is in Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies.

    World-Wide Reassurance also reinsures airline pilot "loss of license" coverage, which entails the payment of lump sum benefits if a pilot loses his license for medical reasons, as well as temporary benefits for the period of time during which the pilot is grounded and waiting for the results of the medical examination. World-Wide Reassurance is also one of the largest reinsurers of life insurance coverage for police forces in the United Kingdom.

MARKETING

LIFE REINSURANCE NORTH AMERICA

    In our life Reinsurance North American business, we market to North American life insurance and life reinsurance companies. We also target institutions, such as pension plans, that have life insurance-related risks and that we believe would benefit from our reinsurance products based on our analysis of publicly available information and other industry data. Where permitted by law, we actively market our reinsurance products primarily on a direct basis. We also seek to capitalize on the relationships developed by our executive officers and marketing staff with members of the actuarial profession and senior insurance company executives, at both primary insurers and other reinsurers. Finally, we work with reinsurance intermediaries, brokers and consultants who are engaged in obtaining reinsurance on behalf of their clients.

LIFE REINSURANCE INTERNATIONAL

    World-Wide Reassurance markets its products through international brokers and its own marketing staff to international life insurance and life reinsurance companies. Approximately 50% of its business is transacted through brokers. World-Wide Reassurance's marketing staff maintains relationships with reinsurance clients through regular visits to clients throughout its territories.

WEALTH MANAGEMENT

    In our wealth management business, we seek to write variable life insurance and variable annuity products for high net worth individuals and families with at least $10 million of liquid net worth. We believe our variable products comply with European Union requirements for insurance products and we actively seek to market our variable products in the relevant jurisdictions of the European Union. Because we also offer variable products that we believe comply with U.S. Internal Revenue Code requirements for insurance products, we typically insure U.S. persons, individuals with U.S. beneficiaries or non-U.S. persons with a U.S. tax presence. Because our wealth management subsidiaries are not licensed to conduct insurance business in any jurisdiction in the United States, we cannot utilize traditional life insurance marketing channels such as agents, nor can we use mail-order or other direct-marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, we rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in Europe and the United States to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken on our behalf in the United States.

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

    Persistency risk is the risk that policyholders maintain their policies for either longer or shorter periods than expected. Persistency can be affected by surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder and lapses are the termination of the policy due to non-payment of the premium. Surrenders usually involve the return of the policy's cash surrender value to the policyholder. The risk is that actual persistency is significantly different from the persistency we assumed in pricing. Persistency significantly higher than priced for can cause us to pay greater than expected death benefits in future years, adversely impacting our profitability. Persistency significantly lower than priced for can cause our deferred acquisition costs to be unrecoverable, possibly causing loss recognition that would adversely impact our profitability. For policies with cash surrender benefits, surrenders significantly greater from expected will also cause increased liquidity risk. We address these risks through diversification and surrender charges.

    Expense risk is the risk that actual expenses will be higher than those covered in pricing. The risk is that expenses per policy reinsured are higher as a result of a lower number of policies than anticipated, or that our operations are less efficient than anticipated. We address this risk through the use of automation, bulk reporting and management of general expenses.

    Counter-party risk is the risk that retrocessionaires will be unable to pay claims as they become due. We limit and diversify our counter-party risk by spreading our retrocession over a pool comprised of highly rated retrocessionaires. Our underwriting guidelines provide that any retrocessionaire to whom we cede business must have a financial strength rating of at least "A-" or higher from A.M. Best or an equivalent rating by another major rating agency. However, even if a retrocessionaire does not pay a claim submitted by us, we are still responsible for paying that claim to the ceding company.

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

    The portfolio that we control consists primarily of investment-grade fixed income securities and cash. We seek to generate attractive levels of investment income while limiting exposure to risks of changing interest rates, excess default experience and adverse changes in asset values. Third party investment managers manage the portfolio. Although we retain control over asset-liability management, investment policy and strategy, compliance and evaluation of results, we may not be able to effectively manage investment results and risks in an asset-liability context, which could adversely affect our ability to support our businesses, our results of operations and our financial condition.

INVESTMENT OVERSIGHT

    Our Finance and Investment Committee reviews our investment portfolio and the performance of our investment managers. In addition, our Finance and Investment Committee approves changes in the investment policy proposed by management and oversees compliance with the investment policy. Our Finance and Investment Committee can approve exceptions to our investment policy and periodically reviews our investment policy in light of prevailing market conditions. The investment managers and our investment policy may be changed from time to time as a result of such reviews.

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

INVESTMENT MANAGERS

    As of December 31, 2002, we utilized two asset managers to manage the portion of our investment portfolio that we control. General Re-New England Asset Management, which we refer to as NEAM, managed 83% and Principal Capital Management managed 17% of our investment portfolio that we control. We may engage other asset managers to manage some or all of our controlled investment portfolio in the future. In the instances where we enter modified coinsurance transactions we do not directly control the underlying investment portfolio. Instead, the investments are held and managed by the ceding company for our account in accordance with contractually agreed upon standards.

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

    Our wealth management products primarily compete with those issued by U.S. and European life insurance companies. We believe that the most important competitive factor affecting the marketability of our products is the degree to which these products meet customer expectations, in terms of low expenses, returns (after fees and expenses), flexibility and customer service. Many companies offering these products are significantly larger, have longer operating histories, have more extensive distribution capability and have access to greater financial and other resources than we do.

    Insurance ratings are used by prospective purchasers of insurance policies, insurers and reinsurance intermediaries in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Scottish Annuity & Life Insurance Company
(Cayman) Ltd. and Scottish Re (U.S.), Inc. are each rated "A- (excellent)" for financial strength by A.M. Best Company, which is fourth highest of fifteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is third highest of twelve rating levels, "A3 (good)" for financial strength by Moody's, which is seventh highest of twenty-one rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-one rating levels. World-Wide Reassurance is rated "A- (excellent)" for financial strength by A.M. Best, which is fourth highest of fifteen rating levels, "A (strong)" for financial strength by Fitch, which is third highest of twelve rating levels and "A- (strong)" for financial strength by Standard & Poor's, which is sixth highest of twenty-one rating levels. Our Bermuda, Dublin and Luxembourg insurance companies are unrated. A downgrade in the ratings of our insurance subsidiaries could adversely affect their ability to sell products, retain existing business, and compete for attractive acquisition opportunities. Ratings for an insurance company are based on its ability to pay policyholder obligations and are not directed toward the protection of investors.

    A.M. Best assigns an "A- (excellent)" rating to companies that have, in its opinion, on balance, excellent balance sheet strength, operating performance and business profile, as well as a strong ability to meet their ongoing obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from "A++ (superior)" to "F (in liquidation)." "A- (excellent)" is the fourth highest designation of A.M. Best's 16 rating levels. Fitch assigns an "A (strong)" or "A- (strong)" rating to companies that it characterizes as having, in its opinion, strong capacity to meet policyholder and contract obligations and moderate risk factors and where the impact of any adverse business and economic factors is expected to be small. Fitch's insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." "A (strong)" is the third highest of Fitch's 12 rating levels. Moody's assigns an "A3 (good)" rating to companies that offer, in its opinion, good financial security, but possess elements that suggest a susceptibility to impairment sometime in the future. Moody's long term insurance financial strength ratings range from "Aaa (exceptional)" to "C (lowest)." "A3 (good)" is the ninth highest designation of Moody's 27 rating levels. Standard & Poor's assigns an "A- (strong)" rating to companies that have, in its opinion, a strong capacity to meet financial commitments, but are somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than insurers with higher ratings. Standard & Poor's insurer financial strength ratings range from "AAA (extremely strong)" to "R (under regulatory supervision)." "A- (strong)" is the seventh highest designation of Standard & Poor's 23 rating levels.

EMPLOYEES

    As of March 17, 2003, we employed approximately 135 full time employees.

REGULATION

GENERAL U.S. STATE SUPERVISION

    Various state insurance departments enforce insurance and reinsurance regulation. The extent and nature of regulation varies from state to state. Scottish Re (U.S.), Inc. is a Delaware-domiciled reinsurer, which is licensed, accredited, approved or authorized to write reinsurance in 47 states and the District of Columbia.

INSURANCE HOLDING COMPANY REGULATION

    Scottish Annuity & Life and Scottish Re (U.S.), Inc. are subject to regulation under the insurance holding company laws of Delaware and, as a result of Pacific Life's share ownership, California. The insurance holding company laws and regulations vary from state to state, but generally require insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between Scottish Re
(U.S.), Inc. and its affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the Delaware and/or California state insurance departments. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Delaware, the jurisdiction in which Scottish Re
(U.S.), Inc. is domiciled, provides that, unless the prior approval of the state insurance commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations for the prior year.

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

U.S. REINSURANCE REGULATION OF OUR NON-U.S. REINSURANCE SUBSIDIARIES

    Our non-U.S. reinsurance subsidiaries also assume reinsurance from primary U.S. insurers. In order for primary U.S. insurers to obtain financial statement credit for the reinsurance obligations of our non-U.S. reinsurers, our non-U.S. reinsurance subsidiaries must satisfy reinsurance requirements. Non-U.S. reinsurers that are not licensed in a state generally may become accredited by filing certain financial information with the relevant state commissioner and maintaining a U.S. trust fund for the payment of valid reinsurance claims. In addition, unlicensed and unaccredited reinsurers may secure the primary U.S. insurer with funds equal to its reinsurance obligations in the form of cash, securities, letters of credit or reinsurance trusts.

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

    As of December 31, 2002, the Total Adjusted Capital of Scottish Re (U.S.), Inc. exceeded applicable minimum RBC levels.

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

POSSIBLE INITIATIVES RELATING TO THE SEPTEMBER 11TH EVENTS

    The terrorist attacks in the United States on September 11, 2001 have resulted in significant losses for the insurance and reinsurance industries. In response to the attacks and a resulting decline in the availability of terrorism insurance, Congress enacted the Terrorism Risk Insurance Act of 2002. The Act, commonly referred to as TRIA, provides U.S. Federal reinsurance of "commercial property and casualty" coverage written to protect against losses which result from a specified category of foreign terrorist acts. At present, the protections of TRIA are available only to defined "commercial property and casualty" insurers. However, should the Secretary of the Treasury determine that "adequate and affordable catastrophe reinsurance" is not currently available to life insurers that issue group life insurance, TRIA instructs the Secretary of the Treasury to extend U.S. Federal reinsurance protection to group life insurance. In order to make this determination, the Secretary of the Treasury solicited public comment through January 10, 2003. The Secretary of the Treasury is expected to make a determination regarding the extension of TRIA protections to group life insurance at any time.

    By its own terms, all reinsurance is specifically excluded from the protections available through TRIA. Therefore, absent the possible extension of TRIA protections to group life insurance, TRIA is not expected to provide any protection for providers of life reinsurance. To the extent that TRIA protections are extended to group life insurance, the availability of U.S. Federal reinsurance for terrorism losses would relieve some of the economic pressure to reinsure terrorism losses that life reinsurers may currently experience. We have no information regarding other proposed or enacted federal or state legislation that would restrict insurers' ability to exclude or limit coverage for terrorism risks.

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

LUXEMBOURG

    World-Wide Life Assurance S.A. has been entitled to carry on insurance business in Luxembourg since 2002 and is subject to Law of December 6, 1991 on the Insurance Sector, as amended (the "Law of 1991"), which sets forth the requirements for the licensing and prudential supervision of insurance companies. The Law of 1991 also indicates that licensed insurers fall under the supervision of the Commissariat aux Assurances, which is the appointed insurance supervisory authority in Luxembourg.

    The relevant legislation governing the activities of insurance companies is essentially set forth in Law of 1991 and the Grand Ducal regulations of December 14, 1994 and of December 30, 2000.

UNITED KINGDOM

    World-Wide Reassurance is a U.K. insurance company incorporated and registered in England and Wales and subject to regulation and supervision in the United Kingdom under English domestic and European Community law. The Insurance Companies Act of 1982 of the United Kingdom, as amended, imposes solvency and liquidity standards and auditing and reporting requirements on insurance and reinsurance companies organized under English law, and on companies that own such insurance companies, and further grants to the U.K. Financial Services Authority powers to supervise, investigate and intervene in the affairs of insurance companies. The company is authorized to carry on long-term business and certain classes of general business. An insurance company carrying on long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business funds may not be made directly or indirectly for any purpose other than those of the insurer's long-term business. An exception exists wherein payments may be made from a surplus in the long-term business fund. In such instance the insurer must disclosed the surplus on an actuarial valuation and have the valuation certified by its appointed actuary in order to distribute the surplus.

NEW JURISDICTIONS

    If Scottish Annuity & Life or any of our subsidiaries were to become subject to the laws of a new jurisdiction where Scottish Annuity & Life or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

                                  RISK FACTORS

    Investing in our ordinary shares involves a high degree of risk. Potential investors should consider carefully the following risk factors, in addition to the other information set forth in this Form 10-K, prior to investing in our ordinary shares.

                         RISKS RELATED TO OUR BUSINESS

A DOWNGRADE IN THE FINANCIAL RATINGS OF OUR INSURANCE SUBSIDIARIES COULD MAKE US
  LESS COMPETITIVE

    Ratings are an important factor in attracting business in both our life reinsurance and wealth management businesses. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are each rated "A- (excellent)" for financial strength by A.M. Best Company, which is fourth highest of fifteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is third highest of twelve rating levels, "A3 (good)" for financial strength by Moody's, which is seventh highest of twenty-one rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-one rating levels. World-Wide Reassurance is rated "A- (excellent)" for financial strength by A.M. Best, which is fourth highest of fifteen rating levels, "A (strong)" for financial strength by Fitch, which is third highest of twelve rating levels and "A- (strong)" for financial strength by Standard & Poor's, which is sixth highest of twenty-one rating levels. The objective of ratings organizations is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our ordinary shares and are not recommendations to buy, sell or hold our ordinary shares. Although since our formation in 1998, none of our operating subsidiaries has been downgraded, a downgrade in or withdrawal of one or more ratings of any one of our insurance subsidiaries could adversely affect its ability to sell products, retain existing business, and compete for attractive acquisition opportunities.

INADEQUATE RISK ANALYSIS AND UNDERWRITING MAY RESULT IN A DECLINE IN OUR PROFITS

    Our success depends on our ability to accurately assess and manage the risks associated with the business that we reinsure. We have developed risk analysis and underwriting guidelines, policies, and procedures with the objective of controlling the quality of the business as well as the pricing of the risk we are assuming. Among other things, these processes rely heavily on our underwriting, our analysis of mortality trends and lapse rates, and our understanding of medical improvements and their impact on mortality. If these processes are inadequate or are based on inadequate information, we may not establish appropriate premium rates and our reserves may not be adequate to cover our losses. In addition, we are dependent on the original underwriting decisions made by, and information provided to us by, ceding companies. We are subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. To the extent actual claims exceed our underlying assumptions, we will be required to increase our liabilities, which will reduce our profits in the period in which we identify the deficiency. We are also subject to similar risks relating to World-Wide Reassurance's business because information provided to World-Wide Reassurance by ceding companies in certain non-U.S. jurisdictions may be less comprehensive than information provided by ceding companies in the United States.

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

    Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and more established loss history. Actual losses and benefits may deviate, perhaps substantially, from estimates of reserves contained in our financial statements and could at times exceed our reserves If our losses and benefits exceed our reserves, our earnings may significantly decline.

OUR LIFE REINSURANCE CONTRACTS AND VARIABLE LIFE INSURANCE POLICIES EXPOSE US TO
  MORTALITY RISK.

    Adverse mortality risk is the risk that death claims may differ from the amount we assumed in pricing our reinsurance contracts and our variable life insurance policies. Mortality experience that is less favorable than the mortality rates that we assumed will negatively affect our net income.

    Our variable life insurance policies, which provide a death benefit, are purchased by a relatively small group of high net worth individuals. Our risk exposure is greater with a narrow risk pool having a small number of high net worth individuals because this group is a subset of the general population. Additionally, our risk exposure is higher because we retain an average coverage per life of $168,728 on these policies, as opposed to an average coverage per life in our life reinsurance contracts of $35,000.

    Additionally, we are a relatively new company and many of our competitors for reinsurance contracts and variable life insurance policies are significantly larger, have larger operating histories and a broader risk pool. As a consequence, our associated mortality risk exposure is likely to be greater in the aggregate, and its probability of loss less predictable, than that of a competitor with a broader risk pool. Furthermore, with mortality exposure, even if the total benefits paid over the life of the contract do not exceed the expected amount, sporadic timing of deaths can cause us to pay more benefits in a given accounting period than expected, adversely impacting short-term profitability in any particular quarter or year.

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

    We attempt to address such risks in product pricing and in establishing policy reserves. If our assets do not properly match our anticipated liabilities or our investments do not provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations then our profits and financial condition would deteriorate.

    In addition, our investment portfolio includes mortgage-backed securities, known as MBSs, and collateralized mortgage obligations, known as CMOs. As of December 31, 2002, MBSs and CMOs constituted approximately 15.6% of our invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

    Although we have not done so in the past, we may also enter into foreign currency, interest rate and credit derivatives and other hedging transactions in an effort to manage risks. Structuring these derivatives and hedges so as to effectively manage these risks is an inherently uncertain process. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our business, earnings and financial condition.

    General economic conditions affect the markets for interest-rate-sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected changes in general economic conditions could create volatility or illiquidity in these markets in which we hold positions and harm our investment return.

IN CERTAIN REINSURANCE CONTRACTS WE DO NOT MAINTAIN CONTROL OF THE INVESTED ASSETS, WHICH MAY LIMIT OUR ABILITY TO CONTROL INVESTMENT RISKS ON THESE ASSETS AND MAY EXPOSE US TO CREDIT RISK OF THE CEDING COMPANY.

    As part of our business we enter into reinsurance agreements on a modified coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2002, $1.1 billion of assets were held by ceding companies under modified coinsurance agreements and were recorded under "funds withheld at interest" on our balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company's other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer. In certain other reinsurance arrangements, we may place assets in a trust in order to provide the ceding company with credit for reinsurance on its financial statements. Although we generally have the right to direct the investment of assets in these trusts, in the event of the insolvency of the ceding company, its receiver may attempt to take control of those assets.

INTEREST RATE FLUCTUATIONS COULD LOWER THE INCOME WE DERIVE FROM THE DIFFERENCE BETWEEN THE INTEREST RATES WE EARN ON OUR INVESTMENTS AND INTEREST WE PAY UNDER OUR REINSURANCE CONTRACTS.

    Significant changes in interest rates expose us to the risk of not earning income or experiencing losses based on the difference between the interest rates earned on investments and the credited interest rates paid on outstanding reinsurance contracts.

    Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our contracts that reinsure life insurance policies or annuities with cash value components. During periods of rising interest rates, we may be contractually obligated to increase the crediting rates on our contracts that reinsure life insurance policies or annuities with cash value components. We may not, however, have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates under our reinsurance contracts. Although we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, significant changes in interest rates caused by factors beyond our control such as changes in governmental monetary policy or political conditions may negatively affect our interest rate spreads.

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

    In our variable life insurance and variable annuity business, we generate revenues from fees that are charged as a percentage of the assets in the separate accounts supporting these policies. The level of assets in the separate accounts depends, in part, on the performance of the underlying investments, early withdrawals and death claims. If the asset values in these accounts decline, our fee income from this business will be reduced. Fee income on variable annuity business represented 1.1%, 2.6% and 2.6% of total revenues in 2002, 2001 and 2000, respectively.

A PROLONGED ECONOMIC DOWNTURN COULD REDUCE THE DEMAND FOR ANNUITY AND LIFE INSURANCE PRODUCTS, WHICH COULD SUBSTANTIALLY REDUCE OUR REVENUES.

    A prolonged general economic downturn or poor performance of the equity and other capital markets, such as the U.S. economy has recently experienced, or similar conditions in the future, could lower the demand for many annuity and life insurance products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the demand for annuities or life insurance decreased.

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

    In addition, when we issue a new insurance policy or annuity contract or write a reinsurance contract, we defer a portion of the related acquisition costs by establishing a deferred acquisition cost asset on the balance sheet. This asset is amortized over the expected term of the acquired business based on certain assumptions about the performance and persistency of that business and investment experience. To the extent surrender, withdrawal or recapture activity is greater than we assumed, or investment experience is worse than we assumed we may incur a non-cash charge to write down the deferred acquisition cost asset. Any such charge may be partially offset by recapture and surrender fees.

    One of our customers exercised a right of recapture in April 2001, requiring us to pay $185.7 million to the customer. Because we had expected the recapture, we did not have to dispose of assets at a loss and we had already fully amortized the deferred acquisition costs. In December 2002, another of our customers exercised a right of recapture requiring us to pay $49.3 million to the customer. We did not have to dispose of assets at a loss and we recovered all the unamortized deferred acquisition costs relating to the transaction. However, because recapture rights can be triggered by circumstances which may be unforeseeable, such as rating decreases or production shortfalls, we may not be able to anticipate future recaptures and make adequate preparations to reduce their impact on us. If recaptures occur and we do not make adequate preparations, our earnings and financial condition could decline.

WE TAKE COUNTER-PARTY RISK WITH RESPECT TO OUR RETROCESSIONAIRES.

    We cede some of the business that we reinsure to other reinsurance companies, known as retrocessionaires. We assume the risk that the retrocessionaire will be unable to pay amounts due to us because of its own financial difficulties. The failure of our retrocessionaires to pay amounts due to us will not absolve us of our responsibility to pay ceding companies for risks that we reinsure. Failure of retrocessionaires to pay us could materially harm our business, results of operations and financial condition.

RECENT TERRORIST ATTACKS AND RELATED EVENTS MAY ADVERSELY AFFECT OUR BUSINESS AND RESULTS OF OPERATIONS.

    The recent terrorist attacks on the United States and ensuing events, or any future attacks, may have a negative impact on our business and results of operations due to the loss of lives that we insure or reinsure and the impact on the U.S. and global economies and the demand for our products. We believe that our reinsurance programs, including our catastrophe coverage, will limit our net losses in individual life claims relating to the September 11, 2001 terrorist attacks to approximately $750,000. We cannot assure you, however, as to the extent of claims development or recoverability of any such claims, particularly in light of the magnitude and unprecedented nature of the terrorist attacks of September 11, 2001. If there are any future terrorist attacks, we cannot assure you that our business, financial condition or results of operations will not be adversely affected.

ECONOMIC AND POLITICAL INSTABILITY IN DEVELOPING COUNTRIES COULD HARM OUR BUSINESS PROSPECTS.

    We conduct our business in various developing countries within Asia, Latin America, the Middle East, North Africa and Southern and Eastern Europe. We plan to continue to expand our business in these locations. Political and economic instability as well as armed conflict in these countries could adversely impact our ability to write new business originating in these countries. Such adverse impact, if significant, could reduce our earned premiums and, accordingly, could reduce our net income.

THE LOSS OF ANY OF OUR KEY EMPLOYEES OR OUR INABILITY TO RETAIN THEM COULD NEGATIVELY IMPACT OUR BUSINESS.

    Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Michael C. French, our Chief Executive Officer, Scott E. Willkomm, our President, Elizabeth A. Murphy, our Chief Financial Officer, Oscar R. Scofield, the Chief Executive Officer of Scottish Re (U.S.), Inc., Thomas A. McAvity, Jr., our Chief Investment Officer,
J. Clay Moye, the President of Scottish Re (U.S.), Inc. and Clifford J. Wagner, our Chief Actuary. Each of the foregoing members of senior management have employment agreements and we maintain $5,000,000 key man life insurance policies for each of Mr. French, Mr. Willkomm, Ms. Murphy and Mr. Scofield. We are not aware of any planned departures of any of our senior management. We believe we have been successful in attracting and retaining key personnel since our inception. The loss of the services of members of our senior management, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could harm our financial performance.

WE ARE EXPOSED TO FOREIGN CURRENCY RISK.

    Our functional currency is the United States dollar. However, our U.K. subsidiaries, World-Wide Holdings and World-Wide Reassurance, maintain a part of their investment portfolio and operating expense accounts in British pounds and receive other currencies in payment of premiums. All of World-Wide Reassurance's original U.S. business is settled in United States dollars, all Canadian and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in British pounds. The results of the business in British pounds are then translated to United States dollars. World-Wide Reassurance attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would lower our results of operations and harm our financial condition.

OUR INSURANCE SUBSIDIARIES ARE HIGHLY REGULATED, AND CHANGES IN THESE REGULATIONS COULD HARM OUR BUSINESS.

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

    The National Association of Insurance Commissioners, which we call the NAIC, continuously examines existing laws and regulations. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.

    If Scottish Annuity & Life or any of our subsidiaries were to become subject to the laws of a new jurisdiction where Scottish Annuity & Life or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could harm our financial results and operations.

LIFE REINSURANCE AND WEALTH MANAGEMENT ARE HIGHLY COMPETITIVE INDUSTRIES, WHICH COULD LIMIT OUR ABILITY TO GAIN OR MAINTAIN OUR COMPETITIVE POSITION.

    The life reinsurance industry is highly competitive, and we encounter significant competition from other reinsurance companies, as well as competition from other providers of financial services.

Competition in the reinsurance business is based on price, financial strength ratings, reputation, experience, relationships and service. Many of our competitors are significantly larger, have greater financial resources and have longer operating histories than we do. Competition from other reinsurers could adversely affect our competitive position. We consider our major competitors to include Swiss Re, Reinsurance Group of America Inc., Munich American Reassurance Company, ING Reinsurance, Transamerica Reinsurance and Employers Reinsurance Corporation.

    The wealth management business is also highly competitive. Our wealth management products primarily compete with those issued by insurance companies. To the extent that our products provide for management of the underlying separate accounts by independent investment managers, our products compete with mutual funds and other investment or savings vehicles. Many companies offering these products are significantly larger, have longer operating histories, have more extensive distribution capability and have access to greater financial and other resources than we do.

OUR ABILITY TO PAY DIVIDENDS IS LIMITED.

    We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on the ordinary shares depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

OUR ORDINARY SHARES ARE SUBJECT TO VOTING AND TRANSFER LIMITATIONS.

    Under our articles of association, our board of directors (or its designee) is required to decline to register any transfer of shares, including ordinary shares, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, except that Pacific Life, Pacific Mutual Holding Company, Pacific Life Corp and/or any direct or indirect wholly-owned subsidiary of Pacific Mutual Holding Company, each of which we call a Pacific Life Entity, are permitted to transfer ordinary shares to other Pacific Life Entities, so long as the number of shares beneficially owned directly or indirectly by the Pacific Life Entities in the aggregate does not exceed 24.9% of the ordinary shares. Similar restrictions apply to issuances and repurchases of shares by us. Our directors (or their designee) also may, in their absolute discretion, decline to register the transfer of any shares if they have reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment in any jurisdiction or if they have reason to believe that registration of such transfer under the Securities Act, under any state "blue sky" or other U.S. securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. A transferor of ordinary shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such ordinary shares has been registered on our register of members. We are authorized to request information from any holder or prospective acquiror of ordinary shares as necessary to effect registration of any such transaction, and may decline to register any such transaction if complete and accurate information is not received as requested.

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

OUR ARTICLES OF ASSOCIATION MAKE IT DIFFICULT TO REPLACE DIRECTORS AND TO EFFECT A CHANGE OF CONTROL; A LARGE SHAREHOLDER MAY HAVE SIGNIFICANT INFLUENCE OVER POTENTIAL CHANGE IN CONTROL TRANSACTIONS.

    Our articles of association contain certain provisions that make it more difficult for the shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions may make more difficult the acquisition of control of Scottish Annuity & Life by means of a tender offer, open market purchase, a proxy fight or otherwise, including by reason of the limitation on transfers of ordinary shares and voting rights described above. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our board of directors, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control and may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover.

    Examples of provisions in our articles of association that could have such an effect include:

    - election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

    - the total voting power of any shareholder owning 10% or more of the total voting rights attached to our ordinary shares will be reduced to approximately 9.9% of the total voting rights of our ordinary shares;

    - our directors must decline to register the transfer of ordinary shares on our share register that would result in a person owning 10% or more of any class of our shares and may decline certain transfers that they believe may have adverse tax or regulatory consequences;

    - shareholders do not have the right to act by written consent; and

    - our directors have the ability to change the size of the board of directors.

    Pacific Life owns approximately 16.8% of our outstanding ordinary shares. In addition, pursuant to a stockholder agreement, Pacific Life has the right to nominate two persons for election to our board of directors so long as Pacific Life and its affiliates own at least 15% of our outstanding ordinary shares and one such person so long as they own at least 10%. Pacific Life's share ownership and ability to nominate persons for election to our board of directors might provide Pacific Life with significant influence over potential change in control transactions.

    Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.

APPLICABLE INSURANCE LAWS MAKE IT DIFFICULT TO AFFECT A CHANGE OF CONTROL.

    Under applicable Delaware insurance laws and regulations, no person may acquire control of Scottish Annuity & Life or Scottish Re (U.S.), Inc., our Delaware insurance subsidiary, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware's insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner.

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

    Any change in control of World-Wide Reassurance would need the approval of the UK Financial Services Authority which is the body responsible for the regulation and supervision of the UK insurance and reinsurance industry.

THE MARKET PRICE OF OUR ORDINARY SHARES COULD DECREASE DUE TO THE SIGNIFICANT NUMBER OF SHARES ELIGIBLE FOR FUTURE SALE.

    As of March 17, 2003, we had 26,944,290 ordinary shares outstanding, 4,532,380 of which were held by Pacific Life and not registered under the Securities Act. In addition, we had options outstanding to purchase an aggregate of 3,366,269 ordinary shares, Class A and Class B warrants to purchase an aggregate of 3,050,000 ordinary shares and 5,297,098 ordinary shares are issuable upon conversion of the Senior Convertible Notes. Both Pacific Life and the holders of our Class A and Class B warrants have the right to demand registration of their ordinary shares for sale under the Securities Act of 1933, which we refer to as the Securities Act, and to piggyback onto any registration initiated by us or another holder. Pacific Life and all of the holders of the Class A and Class B warrants have exercised their piggyback registration rights with respect to a shelf registration statement which was filed on January 31, 2003.

    As of December 31, 2002, we had outstanding $115.0 million of 4.50% Senior Convertible Notes due December 1, 2022. The notes were privately offered to qualified institutional buyers and are convertible, at the option of the holders, upon the occurrence of certain specified events, into our ordinary shares at an initial conversion price of $21.71 per ordinary share, subject to adjustment in certain circumstances.

    As part of the note offering we agreed to file a registration statement to register the underlying ordinary shares. As part of this registration, the holders of the Class A and Class B warrants, Pacific Life and certain other shareholders demanded piggyback registration rights. On January 31, 2003 we filed the registration statement, as amended by Amendment No. 1 which was filed on March 12, 2003, registering the ordinary shares underlying the convertible notes, Class A and Class B warrants and the ordinary shares held by Pacific Life.

    We cannot predict the effect, if any, that future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of the ordinary shares prevailing from time to time. Sales of substantial amounts of ordinary shares in the public market following the offering, or the perception that such sales could occur, could lower the market price of our ordinary shares and may make it more difficult for us to sell our equity securities in the future at a time and at a price which we deem appropriate. If the persons holding the Class A warrants, Class B warrants or options cause a large number of the ordinary shares underlying such securities to be sold in the market, or if Pacific Life were to sell a large number of their ordinary shares, or if the convertible holders were able to convert to our ordinary shares and then sell those ordinary shares, such sales could cause a decline in the market price for the ordinary shares.

INVESTORS MAY HAVE DIFFICULTIES IN SUING OR ENFORCING JUDGMENTS AGAINST US IN THE UNITED STATES.

    Scottish Annuity & Life is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Certain of our directors and officers are residents of various jurisdictions outside the United States. All or a substantial portion of our assets and those of such directors and officers, at any one time, are or may be located in jurisdictions outside the United States. Although we have irrevocably agreed that we may be served with process in New York, New York with respect to actions arising out of or in connection with violations of United States Federal securities laws relating to offers and sales of ordinary shares made hereby, it could be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to recover against us or such directors and officers on judgments of United States courts predicated upon the civil liability provisions of the United States federal securities laws.

                           RISKS RELATED TO TAXATION

IF THE CURRENT U.S. TAX TREATMENT OF LIFE INSURANCE AND ANNUITY PRODUCTS IS SIGNIFICANTLY CHANGED, OR IF OTHER INVESTMENTS ARE AFFORDED MORE FAVORABLE TAX TREATMENT THAN UNDER CURRENT LAW, THE MARKET FOR OUR LIFE INSURANCE, ANNUITY OR REINSURANCE PRODUCTS COULD SUFFER AS A RESULT.

    The market for many annuity and variable life insurance products for persons subject to U.S. federal income tax is based in large part on the favorable tax treatment these products receive relative to certain other financial products. Any material change in such tax treatment, such as the imposition of a "flat tax" or a national sales tax in lieu of the current U.S. federal income tax structure, the repeal of the estate tax, or the taxation of the "inside build-up" of life insurance or annuity contracts, could significantly reduce the market for our annuity, life insurance, and reinsurance products.

IF WE ARE DETERMINED TO BE CONDUCTING BUSINESS IN THE UNITED STATES, WE COULD BE LIABLE FOR U.S FEDERAL INCOME TAXES.

    Scottish Annuity & Life is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Scottish
Annuity & Life and its non-U.S. subsidiaries believe they have operated and intend to continue operating in a manner such that neither Scottish Annuity & Life nor any of its non-U.S. subsidiaries will be treated as engaging in a trade or business in the United States and thus will not be subject to U.S. federal income taxation on net income. Because there are no definitive standards provided by the Code, regulations or court decisions as to which activities constitute being engaged in the conduct of a trade or business within the United States and as the determination is essentially factual in nature, the United States Internal Revenue Service (which we refer to as the IRS) could contend that Scottish Annuity & Life or one or more of its non-U.S. subsidiaries, are engaged in a trade or business in the United States for U.S. federal income tax purposes, and thus may be subject to U.S. federal income tax and "branch profits" tax on net income.

The highest marginal federal income tax rates currently are 35% for a corporation's income that is effectively connected with a U.S. trade or business and 30% for the "branch profits" tax.

IF WE ARE TREATED AS A CONTROLLED FOREIGN CORPORATION, A PASSIVE FOREIGN INVESTMENT COMPANY OR IF WE GENERATE MORE THAN A PERMISSIBLE AMOUNT OF RELATED PERSON INSURANCE INCOME, US PERSONS WHO OWN OUR ORDINARY SHARES MAY BE SUBJECT TO U.S. FEDERAL INCOME TAXATION ON OUR UNDISTRIBUTED EARNINGS AND MAY RECOGNIZE ORDINARY INCOME UPON DISPOSITION OF OUR ORDINARY SHARES.

    We believe that we were not a controlled foreign corporation, passive foreign investment company nor have we generated an impermissible amount of related person insurance income for the year ended December 31, 2002, nor do we expect to be a controlled foreign corporation, passive foreign investment company or generate an impermissible amount of related person insurance income for the current year. Our shareholders who are U.S. persons may be required to include in gross income for U.S. federal income tax purposes our undistributed earnings if we are treated as a controlled foreign corporation, a passive foreign investment company, or if we have generated more than a permissible amount of related person insurance income. In addition, in certain cases gain on the disposition of our ordinary shares may be treated as ordinary income.

    CONTROLLED FOREIGN CORPORATION. Each U.S. 10% shareholder of a controlled foreign corporation on the last day of the controlled foreign corporation's taxable year generally must include in gross income for U.S. federal income tax purposes such shareholder's pro-rata share of the controlled foreign corporation's subpart F income, even if the subpart F income has not been distributed. For purposes of this discussion, the term "U.S. 10% shareholder" includes only persons who, directly or indirectly (or through the application of certain "constructive" ownership rules), own 10% or more of the total combined voting power of all class of stock of the foreign corporation. In general, a non-U.S. insurance company is treated as a controlled foreign corporation only if such U.S. 10% shareholders collectively own more than 25% of the total combined voting power or total value of the company's capital stock for an uninterrupted period of 30 days or more during any year. At the present time, the Pacific Life Entities own approximately 16.8% (and are permitted to own up to 24.9%) of our ordinary shares and, as such, are U.S. 10% shareholders. If any other U.S. person acquires 10% or more of our ordinary shares, Scottish
Annuity & Life would be treated as a controlled foreign corporation. In order to prevent Scottish Annuity & Life or any of its non-U.S. subsidiaries from being treated as a controlled foreign corporation, our articles of association prohibit the ownership by any person of shares that would equal or exceed 10% (or that would exceed 24.9% in the case of the Pacific Life Entities) of any class of the issued and outstanding Scottish Annuity & Life shares and provide a "voting cutback" that would, in certain circumstances, reduce the voting power with respect to Scottish Annuity & Life shares to the extent necessary to prevent the Pacific Life Entities from owning more than 24.9% of the voting power of Scottish Annuity & Life, and any other shareholder owning more than 9.9% of the voting power of Scottish Annuity & Life. We believe, based upon information made available to us and to LeBoeuf, Lamb, Greene & MacRae, L.L.P. regarding our existing shareholder base and upon the advice of LeBoeuf, Lamb, Greene & MacRae, L.L.P., that the dispersion of our share ownership (other than with respect to the Pacific Life Entities) and the provisions of our articles of association restricting the transfer, issuance and voting power of our ordinary shares should prevent any person (other than the Pacific Life Entities) from becoming a U.S. 10% shareholder of Scottish Annuity & Life and/or its non-U.S. subsidiaries, however, some of these provisions have not been directly passed on by the IRS, or by any court, in this context. If, in addition to the Pacific Life Entities, a U.S. person were to become a U.S. 10% shareholder of Scottish Annuity & Life and/or its non-U.S. subsidiaries in the future the share ownership of such person together with that of the Pacific Life Entities would cause Scottish Annuity & Life and/or its non-U.S. subsidiaries to be treated as controlled foreign corporations and such U.S. 10% shareholder would be required to include in gross income its allocable share of Subpart F income of Scottish Annuity & Life and/or its non-U.S. insurance subsidiaries.

    RELATED PERSON INSURANCE INCOME. If Scottish Annuity & Life's related person insurance income determined on a gross basis were to equal or exceed 20% of its gross insurance income in any taxable year, direct or indirect insureds and persons related to such insureds were directly or indirectly to own 20% or more of the voting power or value of Scottish Annuity & Life's capital stock, and U.S. persons directly or indirectly own collectively 25% or more of our ordinary shares (without regard to whether any U.S. person is a U.S. 10% shareholder), such U.S. persons who own our ordinary shares on the last day of the taxable year would be required to include the U.S. person's pro-rata share of Scottish Annuity & Life's related person insurance income for the taxable year in his or her gross income for U.S. federal income tax purposes, determined as if such related person insurance income were distributed proportionately to such U.S. person at that date. Related person insurance income is generally underwriting premium and related investment income attributable to insurance or reinsurance policies when the direct or indirect insureds are direct or indirect U.S. shareholders or are related to such direct or indirect U.S. shareholders. Although Pacific Life is currently a U.S. person that is considered to own indirectly more than 20% of the voting power and value of one of two companies that provide it with reinsurance, World-Wide Holdings Reassurance, a wholly owned indirect subsidiary of Scottish Annuity & Life, we do not believe that the 20% gross insurance income threshold has been met. We cannot assure you, however, that If this is not, or will not continue to be, the case, a person who is a direct or indirect U.S. shareholder would be required to include such person's pro rata share of Scottish Annuity & Life's related person insurance income for this taxable year.

    DISPOSITIONS OF OUR ORDINARY SHARES. If we are considered to be a controlled foreign corporation, any gain from the sale or exchange by a U.S. 10% shareholder of our ordinary shares may be treated as ordinary income to the extent of our earnings and profits during the period that such shareholder held our shares (with certain adjustments).

    If we are considered to have related person insurance income and U.S. persons in the aggregate (without regard to whether any such shareholder is a U.S. 10% shareholder) own 25% or more of the voting power or value of our ordinary shares, any gain from the disposition by a U.S. shareholder of our ordinary shares will generally be treated as ordinary income to the extent of such U.S. shareholder's portion of the corporation's undistributed earnings and profits that were accumulated during the period that the U.S. shareholder owned the shares. In addition, such U.S. shareholder will be required to comply with certain reporting requirements, regardless of the amount of shares owned directly or indirectly. However, because Scottish Annuity & Life is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only to sales of shares of corporations that are directly engaged in the insurance business, we do not believe that sale of Scottish Annuity & Life shares will be subject to these rules. The IRS, however, could interpret the proposed regulations or the proposed regulations could be promulgated in final form, in a manner that would cause these rules to apply to dispositions of our ordinary shares.

    PASSIVE FOREIGN INVESTMENT COMPANY. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our ordinary shares, we must not be subject to treatment as a passive foreign investment company, referred to as a PFIC, in any year in which such U.S. person is a shareholder. In general, a non-U.S. corporation is a PFIC for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. Passive income does not, however, include income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Although we believe that Scottish Annuity & Life and its non-U.S. subsidiaries, taken as a whole, are engaged predominantly in insurance and reinsurance activities that involve significant risk transfer and that are otherwise activities of a type normally undertaken by insurance or reinsurance companies, and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, it is possible that the IRS could take the position that we are a PFIC. Although we do not believe that we are or will be a passive foreign investment company, the IRS or a court could concur that we are a passive foreign investment company with respect to any given year.

IF WE ARE A CONTROLLED FOREIGN CORPORATION OR IF WE GENERATE RELATED PERSON INSURANCE INCOME, U.S. TAX-EXEMPT ORGANIZATIONS WHO OWN OUR ORDINARY SHARES MAY RECOGNIZE UNRELATED BUSINESS TAXABLE INCOME.

    A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a controlled foreign corporation and the tax-exempt shareholder is a U.S. 10% shareholder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any U.S. persons will be allocated subpart F insurance income, potential U.S. tax-exempt investors are advised to consult their own tax advisors.

IF CHANGES IN U.S. TAX LAWS ARE RETROACTIVE, WE AND/OR U.S. PERSONS WHO OWN OUR ORDINARY SHARES COULD BE SUBJECT TO U.S. INCOME TAXATION ON OUR UNDISTRIBUTED EARNINGS.

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

IF WE DO NOT RECEIVE FURTHER UNDERTAKINGS FROM THE CAYMAN ISLANDS, WE MAY BECOME SUBJECT TO TAXES IN THE CAYMAN ISLANDS IN THE FUTURE.

    Scottish Annuity & Life and our Cayman Islands subsidiaries have received undertakings from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended (1999 Revision), that until the year 2018 with respect to Scottish Annuity & Life and Scottish Annuity & Life Insurance Company (Cayman) Ltd., and until the year 2014 with respect to The Scottish Annuity Company (Cayman) Ltd., (1) no subsequently enacted law imposing any tax on profits, income, gains or appreciation shall apply to Scottish Annuity & Life and its Cayman Islands subsidiaries and (2) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any shares, debentures or other obligations of Scottish Annuity & Life and its Cayman Islands subsidiaries We could be subject to Cayman Islands taxes after the applicable dates.

IF BERMUDA LAW CHANGES, WE MAY BECOME SUBJECT TO TAXES IN BERMUDA IN THE FUTURE.

    Bermuda currently imposes no income tax on corporations. The Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, has assured us that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to our Bermuda subsidiaries until March 28, 2016. Our Bermuda subsidiaries could be subject to Bermuda taxes after that date.

    Scottish Annuity & Life recently moved its principal place of business to Bermuda. In connection with this move, Scottish Annuity & Life received an assurance from the Bermuda Minister of Finance similar to that described above with respect to our Bermuda subsidiaries. We could be subject to Bermuda taxes after March 28, 2016.

THE IMPACT OF LETTERS OF COMMITMENT FROM BERMUDA AND THE CAYMAN ISLANDS TO THE ORGANIZATION FOR ECONOMIC COOPERATION AND DEVELOPMENT TO ELIMINATE HARMFUL TAX PRACTICES MAY IMPACT US.

    The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated June 26, 2000, Bermuda and the Cayman Islands were not listed as tax haven jurisdictions because they had previously signed a letter committing themselves to eliminate harmful tax practices by the end of 2005 and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or what effect such changes will have on us.

ITEM 2:  PROPERTY

    We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located and in Charlotte, North Carolina, George Town, Grand Cayman, Luxembourg, Dallas, Texas and Windsor, England. Our life reinsurance business operates out of the Bermuda, Charlotte and Windsor offices while our wealth management business operates out of the Grand Cayman, Dallas and Luxembourg offices. The Luxembourg lease expires in 2003 and we are currently seeking new office space. The Bermuda and Dallas leases expire in 2005, the Grand Cayman lease expires in 2006, the Charlotte lease expires in 2012 and the Windsor lease expires in 2023.

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

ITEM 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS

    Scottish Annuity & Life did not submit any matter to the vote of shareholders during the fourth quarter of 2002.

                                    PART II

ITEM 5:  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

MARKET FOR THE ORDINARY SHARES

    The ordinary shares, par value $0.01 per share, of Scottish Annuity & Life have been traded on the New York Stock Exchange under the symbol "SCT" since January 23, 2002. Prior to our listing on the New York Stock Exchange our ordinary shares were listed and traded on the Nasdaq National Market under the symbol "SCOT" since November 24, 1998. As of December 31, 2002 our ordinary shares were held at record by approximately 30 persons. This table shows for the indicated periods the high and low closing sales prices per share for our ordinary shares, as reported in The Wall Street Journal, and dividend declared per share.

                                                                                    PER SHARE
                                                                HIGH       LOW      DIVIDEND
                                                              --------   --------   ---------
YEAR ENDED DECEMBER 31, 2000
First Quarter...............................................  $ 9.000    $ 7.563      $0.05
Second Quarter..............................................    9.125      6.781       0.05
Third Quarter...............................................    9.875      8.375       0.05
Fourth Quarter..............................................   12.063      8.000       0.05

YEAR ENDED DECEMBER 31, 2001
First Quarter...............................................  $16.500    $11.125      $0.05
Second Quarter..............................................   17.600     13.000       0.05
Third Quarter...............................................   18.900     13.900       0.05
Fourth Quarter..............................................   19.350     15.000       0.05

YEAR ENDED DECEMBER 31, 2002
First Quarter...............................................  $19.000    $15.890      $0.05
Second Quarter..............................................   21.630     18.530       0.05
Third Quarter...............................................   19.000     13.900       0.05
Fourth Quarter..............................................   19.050     16.500       0.05

PERIOD ENDED MARCH 27, 2003
January 1, 2003 to March 27, 2003...........................  $17.900    $16.680      $  --

    As of December 31, 2002, Scottish Annuity & Life had thirty record holders of its ordinary shares.

    Scottish Annuity & Life paid cash dividends of $0.20 per ordinary share in each of 2002, 2001 and 2000.

EQUITY COMPENSATION PLAN INFORMATION

                                             NUMBER OF
                                         SECURITIES TO BE
                                            ISSUED UPON        WEIGHTED-AVERAGE      NUMBER OF SECURITIES
                                            EXERCISE OF        EXERCISE PRICE OF     REMAINING AVAILABLE
                                            OUTSTANDING      OUTSTANDING OPTIONS,    FOR FUTURE ISSUANCE
                                         OPTIONS, WARRANTS         WARRANTS              UNDER EQUITY
PLAN CATEGORY                               AND RIGHTS            AND RIGHTS          COMPENSATION PLANS
-------------                            -----------------   ---------------------   --------------------
Equity compensation plans approved by
  security holders.....................      2,125,769              $14.0860                 33,397
Equity compensation plans not approved
  by security holders..................      1,257,334              $10.7998                202,664
                                             ---------                                      -------
                                             3,383,103              $12.8647                236,061
                                             =========                                      =======

RECENT SALES OF UNREGISTERED SECURITIES

    On December 31, 2001, Scottish Annuity & Life completed the acquisition of all of the issued and outstanding shares of World-Wide Holdings from Pacific Life. As a result of the acquisition, World-Wide Holdings became a wholly owned subsidiary of Scottish Annuity & Life, and Pacific Life received 4,532,380 ordinary shares of Scottish Annuity & Life. These shares were not registered at that time under the Securities Act and were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act. Pacific Life had the right to demand registration of their ordinary shares for sale under the Securities Act of 1933, which we refer to as the Securities Act, and to piggyback onto any registration initiated by us or another holder. Pacific Life has exercised its piggyback registration rights with respect to a shelf registration statement which was filed on January 31, 2003.

    On November 22, 2002, we completed the private offering of $115.0 million of 4.5% Senior Convertible Notes due 2022 (which included the over allotment option of $15.0 million) in which we raised aggregate net proceeds of approximately $110.9 million. The notes were not registered at the time under the Securities Act and were issued to qualified institutional buyers in reliance on the exemption from registration contained in Rule 144A of the Securities Act. Under a registration rights agreement entered into by us in connection with the issuance of the notes, we agreed to file with the Securities and Exchange Commission, a registration statement, for resale of the notes and our ordinary shares issuable upon conversion of the notes. This registration statement has been filed. We have agreed to use our reasonable best efforts to cause the shelf registration statement to become effective within 180 days after the original issuance of the notes.

ITEM 6:  SELECTED FINANCIAL DATA

    The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Consolidated balance sheet data as of December 31, 2001 reflect the acquisition of World-Wide Holdings, but consolidated statements of income data for the periods ended December 31, 2001, 2000, 1999 and 1998 do not reflect the results of World-Wide Holdings, as the transaction was completed at the close of business on December 31, 2001.

                                       YEAR ENDED     YEAR ENDED     YEAR ENDED     YEAR ENDED    PERIOD ENDED
                                      DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                          2002           2001           2000           1999          1998*
                                      ------------   ------------   ------------   ------------   ------------
                                                  (DOLLARS IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
CONSOLIDATED STATEMENTS OF INCOME
  DATA:
  Total revenues....................   $  305,880     $  120,962     $   83,934     $   22,465     $    1,338
  Total benefits and expenses.......      275,556        103,658         68,012         13,632            902
  Net income before income taxes....       30,324         17,304         15,922          8,833            436
  Income before cumulative effect of
    change in accounting
    principle.......................       32,524         17,245         15,971          8,875            436
  Cumulative effect of change in
    accounting principle............           --           (406)            --             --             --
  Net income........................   $   32,524     $   16,839     $   15,971     $    8,875     $      436

PER SHARE DATA:
  Basic earnings per share:
  Income before cumulative effect of
    change in accounting
    principle.......................   $     1.29     $     1.10     $     1.01     $     0.50     $     0.12
  Cumulative effect of change in
    accounting principle............           --          (0.02)            --             --             --
                                       ----------     ----------     ----------     ----------     ----------
  Net income........................   $     1.29     $     1.08     $     1.01     $     0.50     $     0.12
                                       ==========     ==========     ==========     ==========     ==========
Diluted earnings per share:
  Income before cumulative effect of
    change in accounting
    principle.......................   $     1.23     $     1.04     $     1.00     $     0.50     $     0.12
  Cumulative effect of change in
    accounting principle............           --          (0.02)            --             --             --
                                       ----------     ----------     ----------     ----------     ----------
  Net income........................   $     1.23     $     1.02     $     1.00     $     0.50     $     0.12
                                       ==========     ==========     ==========     ==========     ==========
  Book value per share..............   $    18.24     $    16.44     $    15.34     $    13.63     $    13.57
  Market value per share............   $    17.45     $    19.35     $    11.98     $     8.19     $    13.75
  Cash dividends per share..........   $     0.20     $     0.20     $     0.20     $     0.15             --
  Weighted average number of shares
    outstanding:
  Basic.............................   25,190,283     15,646,106     15,849,657     17,919,683      3,586,788
  Diluted...........................   26,505,612     16,485,338     15,960,542     17,919,683      3,586,788
BALANCE SHEET DATA:
Total fixed maturity investments....   $1,003,946     $  583,890     $  581,020     $  546,807     $  229,756
Total assets........................    3,291,226      2,141,566      1,164,057        856,634        254,346
Total liabilities...................    2,800,134      1,810,284        921,673        637,973          2,286
Minority interest...................           --             --          2,820             --             --
Total shareholders' equity..........      491,092        331,282        239,564        218,661        252,060
Actual number of ordinary shares
  outstanding.......................   26,927,456     20,144,956     15,614,240     16,046,740     18,568,440

--------------------------

*   The period from May 12, 1998 (date of incorporation) to December 31, 1998.

ITEM 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW

    Scottish Annuity & Life is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. On December 31, 2001, we completed the purchase of World-Wide Holdings Limited and its subsidiary World-Wide Reassurance Company Limited. World-Wide Reassurance specializes in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. Life Reinsurance North America and Life Reinsurance International together are a reportable operating segment. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management, which is another reportable operating segment. Other revenues and expenses not related to Life Reinsurance or Wealth Management are reported in the "Other" segment.

REVENUES

    We derive revenue from four principal sources:

    - premiums from reinsurance assumed on life business;

    - fee income from our variable life insurance and variable annuity products and from financial reinsurance transactions;

    - investment income from our investment portfolio; and

    - realized gains and losses from our investment portfolio.

    Premiums from reinsurance assumed on life business are included in revenues over the premium paying period of the underlying policies. When we acquire blocks of in-force business, we account for these transactions as purchases, and our results of operations include the net income from these blocks as of their respective dates of acquisition. Reinsurance assumed on annuity business does not generate premium income but generates investment income over time on the assets we receive from the ceding company. We also earn fees in our financial reinsurance transactions with U.S. insurance company clients. Because some of these transactions do not satisfy the risk transfer rules for reinsurance accounting, the premiums and benefits are not reported in the consolidated statements of income. A deposit received on a funding agreement also does not generate premium income but does create income to the extent we earn an investment return in excess of our interest payment obligations thereon.

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

    - the level of fees that we charge on our Wealth Management contracts; and

    - our ability to control expenses.

    In addition, our profits can be affected by a number of factors that are not within our control. For example, movements in interest rates can affect the volume of business that we write, the income earned from our investments, the interest we credit on interest sensitive contracts, the level of surrender activity on contracts that we reinsure and the rate at which we amortize deferred acquisition costs. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality, changes in regulation or tax laws which may affect the attractiveness of our products or the costs of doing business and changes in foreign currency exchange rates.

CRITICAL ACCOUNTING POLICIES

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

    In 2002, we completed the acquisition of an in-force block of business. The determination of the fair value of the assets acquired and the liabilities assumed required management to make estimates and assumptions regarding mortality, lapse and expenses. These estimates were based on historical experience, actuarial studies and information provided by the ceding company. Actual results could differ materially from these estimates.

    Present value of in-force business is established upon the acquisition of a subsidiary and is amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits or revenues each year in relation to the total gross profits or revenues expected over the life of business, discounted at the assumed net credit rate. The determination of the initial value and the subsequent amortization require management to make estimates and assumptions regarding the future business results that could differ materially from actual results. Estimates and assumptions involved in the present value of in-force business and subsequent amortization are similar to those necessary in the establishment of reserves and amortization of deferred acquisition costs.

    Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. We applied the new rules on accounting for goodwill during 2002. Goodwill recognized in the consolidated balance sheet was assigned to reporting units and tested for impairment. There was no impairment in goodwill recognized on initial adoption. During the year we finalized the goodwill arising on the acquisition of World-Wide Holdings. Goodwill arising on this acquisition amounts to $35.5 million in comparison with $30.6 million at December 31, 2001. The increase has arisen from additional legal, professional and other costs relating to the acquisition and finalization of the deferred tax balance existing at the date of the acquisition.

    Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS 115 and EITF 99-20 as described in Note 2 to the consolidated financial statements. Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

    Our accounting policies addressing reserves, deferred acquisition costs, value of business acquired, goodwill and investment impairment involve significant assumptions, judgments and estimates. Changes in these assumptions, judgments and estimates could create material changes in our consolidated financial statements.

RESULTS OF OPERATIONS

    Our results of operations for each of the years ended December 31, 2001 and 2000 do not include the results of operations of World-Wide Holdings, which we acquired at the close of business on December 31, 2001.

EARNINGS PER SHARE

                                                                   YEAR ENDED DECEMBER 31,
                                                           ---------------------------------------
                                                              2002          2001          2000
                                                           -----------   -----------   -----------
                                                           (DOLLARS IN THOUSANDS, EXCEPT PER SHARE
                                                                            DATA)
Net income...............................................  $   32,524    $   16,839    $   15,971
                                                           ==========    ==========    ==========
Basic earnings per ordinary share........................  $     1.29    $     1.08    $     1.01
                                                           ==========    ==========    ==========
Diluted earnings per ordinary share......................  $     1.23    $     1.02    $     1.00
                                                           ==========    ==========    ==========
Weighted average number of ordinary shares outstanding:
  Basic..................................................  25,190,283    15,646,106    15,849,657
  Diluted................................................  26,505,612    16,485,338    15,960,542

    Our net income for the year ended December 31, 2002 increased 93% to $32.5 million from $16.8 million in 2001, which was an increase of 5% from $16.0 million in 1999. The increase in 2002 is attributable to the inclusion of World-Wide Holdings for the first time since its acquisition, continued growth in our Life Reinsurance North America operations, and an increase in investment income primarily due to the increase in average invested assets. The contribution to net income by World-Wide Holdings amounted to $12.7 million for the year ended December 31, 2002. The increase in net income was offset in part by an increase in realized losses on fixed maturity investments and unit-linked securities, and by losses incurred in our Wealth Management and Other segments. Realized losses were $11.2 million for the year ended December 31, 2002, compared to realized losses of $3.9 million in the year ended December 31, 2001. The losses in our Wealth Management operations arose principally from increased commission costs, costs of establishing our Luxembourg office and severance payments. The losses in our Other segment arose because of reductions in investment income as we deployed more capital in the Life Reinsurance North America segment and increased costs in the first full year of our operations in Bermuda.

    The increase in earnings in 2001 is primarily due to increased income from Life Reinsurance and Wealth Management operations and an increase in investment income due to the increase in average invested assets, offset in part in 2001 by an increase in realized losses on fixed maturity investments.

    Diluted earnings per share for the year ended December 31, 2002 increased 21% to $1.23 from $1.02 in 2001, and increased 2% in 2001 from $1.00 in 2000.
Diluted earnings per share increased as a result of the growth in net income described above. This increase has occurred despite the increase in the number of ordinary shares outstanding. The increase in the number of ordinary shares outstanding is a result of shares issued in the acquisition of World-Wide Holdings and the equity offering discussed in Note 15 to the consolidated financial statements. The underlying shares of the convertible debt offering do not increase the number of shares outstanding until the price of our ordinary shares reaches $26.05 during specified trading periods. This did not occur in 2002. The increase in diluted earnings per share in 2001 was due to the increased earnings plus the repurchase of 432,500 shares in

2000 and 100,000 shares in 2001, offset in part by the increase in the dilutive effect of options and warrants.

                                                                   YEAR ENDED DECEMBER 31,
                                                              ---------------------------------
                                                                2002        2001        2000
                                                              ---------   ---------   ---------
                                                              (DOLLARS IN THOUSANDS, EXCEPT PER
                                                                         SHARE DATA)
GAAP net income.............................................   $32,524     $16,839     $15,971
Non recurring items.........................................       904          --          --
Realized losses net of deferred acquisition costs -- non
  taxable companies.........................................     1,722       4,749         236
Realized losses (gains) net of deferred acquisition costs --
  taxable companies.........................................     9,509        (867)        (45)
Provision for taxes--taxable companies......................    (2,822)        491          16
Cumulative effect of change in accounting principle.........        --         406          --
                                                               -------     -------     -------
Net operating earnings......................................   $41,837     $21,618     $16,178
                                                               =======     =======     =======

    Net operating earnings is a non-GAAP measurement. We determine net operating earnings by adjusting GAAP net income for net realized capital gains and losses, as adjusted for the related effects upon the amortization of deferred acquisition costs, and non-recurring items that we believe are not indicative of overall operating trends. Non-recurring items in the year ended December 31, 2002 include a charge of $904,000 relating to severance arrangements with certain employees and in 2001 a charge of $406,000 due to the cumulative effect of a change in accounting principle. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of net operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our business. However, net operating earnings are not a substitute for net income determined in accordance with GAAP.

    Net operating earnings for the year ended December 31, 2002 increased 94% to $41.8 million from $21.6 million in the same period in 2001. The increase in net operating earnings is primarily attributable to the inclusion of World-Wide Holdings for the first time since its acquisition, continued growth in our Life Reinsurance North America operations and an increase in investment income primarily due to the increase in average invested assets. The increases have been offset by increased costs in our Wealth Management and Other segments as described above. Net operating earnings increased 34% to $21.6 million in 2001 from $16.2 million in 2000.

REVENUES

    During the year ended December 31, 2002 revenues increased by $184.9 million or 153% to $305.9 million in comparison with the same period in 2001. The increase is primarily due to the acquisition of World-Wide Holdings, the growth in our Life Reinsurance North America operations and an increase in investment income primarily due to the growth in our invested assets. The growth in our invested assets is due to the new business and the equity and debt offerings discussed in "Liquidity and Capital Resources". Revenues increased by $37.1 million or 44% to $121.0 million in 2001 from $83.9 million in 2000. The increases are primarily due to growth in our Life Reinsurance North America operations and an increase in investment income due to the increase in our invested assets resulting from new business, offset in part by an increase in realized losses.

    Revenue consists of the following:

                                                            YEAR ENDED DECEMBER 31,
                                                         ------------------------------
                                                           2002       2001       2000
                                                         --------   --------   --------
                                                             (DOLLARS IN THOUSANDS)
Premiums earned........................................  $202,536   $ 68,344   $37,086
Fee income.............................................     6,583      4,809     2,246
Investment income, net.................................   107,992     51,691    44,793
Realized losses........................................   (11,231)    (3,882)     (191)
                                                         --------   --------   -------
Total revenues.........................................  $305,880   $120,962   $83,934
                                                         ========   ========   =======

PREMIUMS EARNED

    Premiums earned during the year ended December 31, 2002 increased 196% to $202.5 million compared with the same period in 2001. Premiums earned in 2002 have increased due to the acquisition of World-Wide Holdings and the growth in the number of clients in our Life Reinsurance North America operations. World-Wide Holdings' premiums earned during the year amounted to $79.7 million. Premiums earned on Life Reinsurance North America operations during the year ended December 31, 2002 increased 80% to $122.8 million from the same period in 2001 and were in respect of 73 treaties. Premiums earned in 2001 increased 84% to $68.3 million and were from 39 treaties. Premiums earned in 2000 of $37.1 million were from 11 life reinsurance clients. Premiums earned in 2001 increased over 2000 due to the increase in the number of clients and the increase in business from those clients in our Life Reinsurance North America operations.

    As of December 31, 2002, in our Life Reinsurance North America operations we reinsured approximately $66.8 billion of life coverage on 1.3 million lives. The average benefit coverage per life is $49,000 and our maximum corporate retention on any one life is $500,000. As of December 31, 2001, we reinsured approximately $34.9 billion of life coverage on 993,000 lives. The average benefit coverage per life was $35,000.

FEE INCOME

    Both Life Reinsurance and Wealth Management operations generate fee income. We earn fees in Life Reinsurance on certain of our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

    Life reinsurance fees increased by 87% to $3.1 million during the year ended December 31, 2002 compared to the same period in 2001. The increase is due to the growth in the number of clients. Wealth Management fees increased by 10% to $3.4 million during the year ended December 31, 2002 compared to 2001. The growth in fees is principally due to the growth in segregated account balances which is due to an increase in the number of clients offset in part by negative investment performance. Wealth Management fees increased in 2001 by 43% to $3.1 million from $2.2 million in 2000. The growth has been primarily due to increases in variable account balances on which we earn fees and the increase in the number of clients.

    Fee income is as follows:

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Life Reinsurance............................................   $3,148     $1,685     $   66
Wealth Management...........................................    3,435      3,124      2,180
                                                               ------     ------     ------
Total.......................................................   $6,583     $4,809     $2,246
                                                               ======     ======     ======

    Wealth Management fees are earned from both life and annuity clients. The following table summarizes our client base with the associated segregated assets and policy face amounts.

                                                                 DECEMBER 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------   --------   --------
                                                            (DOLLARS IN THOUSANDS,
                                                          EXCEPT NUMBER OF CLIENTS)
Number of clients
-- Life...............................................        69         42         11
-- Annuity............................................        95         90         81
                                                        --------   --------   --------
                                                             164        132         92
                                                        ========   ========   ========
Segregated assets
-- Life...............................................  $158,536   $134,800   $ 47,155
-- Annuity............................................   495,052    468,000    362,505
                                                        --------   --------   --------
                                                        $653,588   $602,800   $409,660
                                                        ========   ========   ========
Policy face amounts
-- Life...............................................  $936,776   $812,380   $241,907
                                                        ========   ========   ========

    The change in the segregated assets is as follows:

                                                           YEAR ENDED DECEMBER 31,
                                                        ------------------------------
                                                          2002       2001       2000
                                                        --------   --------   --------
                                                            (DOLLARS IN THOUSANDS)
Balance at beginning of year..........................  $602,800   $409,660   $256,546
Deposits..............................................   125,377    202,794    128,039
Withdrawals...........................................   (54,112)   (18,985)   (15,938)
Investment performance(1).............................   (20,477)     9,331     41,013
                                                        --------   --------   --------
Balance at end of year................................  $653,588   $602,800   $409,660
                                                        ========   ========   ========

------------------------

(1) Investment performance for the year is determined using actual asset valuations where available and estimates where actual data is not available.

INVESTMENT INCOME

    Net investment income increased by 109% to $108.0 million during the year ended December 31, 2002 compared to $51.7 million in the same period in 2001. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields in the current year. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America operations, assets acquired through the acquisition of World-Wide Holdings, investment of the proceeds of our equity offering in April 2002 and our convertible debt and capital securities offerings in November 2002. Total invested assets have increased from $1.3 billion at December 31, 2001 to $2.3 billion at December 31, 2002. Funds withheld at interest grew from $562.4 million to $1.1 billion during 2002.

    During the year ended December 31, 2002, average book yields were lower than in 2001, particularly on floating rate assets and cash. On the $1.1 billion portfolio managed by our external investment managers the yields on fixed rate assets were 5.84% and 7.09% at December 31, 2002 and 2001, respectively. The reduction in yield was due primarily to the much lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 3.11% from 4.43%, and the yield on our cash and cash equivalents decreased to 1.48% from 2.20%. The volume of floating rate assets increased in 2002 as a result of our investing the proceeds of a $100 million floating rate funding agreement to earn a spread over the cost of funds.

    Net investment income increased by $6.9 million or 15% to $51.7 million in 2001 from $44.8 million in 2000 primarily as a result of an increase in average invested assets. Funds withheld at interest grew from $46.3 million to $562.4 million. Since most of this growth occurred in the second half of 2001, its contribution to income was for only part of 2001. Excluding funds withheld at interest and the World-Wide Holdings portfolio, which was added at December 31, 2001, our general account portfolio declined during 2001. This decline resulted from the recapture by a ceding company of $185.7 million of assets on April 30, 2001, offset in part by the addition of investments funded by new transactions and borrowings. During 2001, as compared to 2000, average book yields were lower, particularly on floating rate assets and cash. Yields on floating rate assets decreased significantly during 2001. On the $581.1 million portfolio managed by external investment managers, the yields on fixed rate assets were 7.09% and 7.12% at December 31, 2001 and 2000, respectively. Between those dates, however, LIBOR decreased to 1.88% from 6.40%, causing the yield on floating-rate assets to decrease to 4.43% from 7.82% and the yield on cash and cash equivalents to decrease to 2.20% from 5.70%. Since the floating-rate assets were funded by floating-rate liabilities, the decrease in yield on floating-rate assets had no material effect on earned margins.

    The analysis of investment income by segment is as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
                                                          ------------------------------
Life Reinsurance
  North America.........................................  $ 97,406   $44,151    $35,121
  International.........................................     6,716        --         --
                                                          --------   -------    -------
Total Life Reinsurance..................................  $104,122   $44,151    $35,121
Wealth Management.......................................       101        68         15
Other(1)................................................     3,769     7,473      9,657
                                                          --------   -------    -------
Total...................................................  $107,992   $51,692    $44,793
                                                          ========   =======    =======

------------------------

(1) Other includes investment income on unallocated capital.

REALIZED LOSSES

    During the year ended December 31, 2002, realized losses amounted to $11.2 million in comparison with $3.9 million in 2001. Realized losses are stated net of associated amortization of deferred acquisition costs. The losses in 2002 consist of realized investment losses on unit linked securities held by World-Wide Holdings of $5.6 million, impairment losses recognized under EITF 99-20 of $6.7 million "and other than temporary impairments" on fixed maturity investments of $3.3 million. The "other than temporary impairments" were recognized due to credit deterioration on various securities. These losses were partially offset by net realized gains on the sales of fixed maturity investments of $5.2 million. During the year ended December 31, 2001 realized losses included amounts recognized as "other than temporary impairments" on fixed maturity investments of $6.9 million. The "other than temporary impairments" were recognized due to credit deterioration on various securities. The realization of losses in 2001 was due to the sale and write down of carrying values of securities, predominately securities issued by Enron and its affiliate, Osprey. These losses were offset in part by gains realized primarily for tax purposes on bonds in the portfolio of Scottish Re (U.S.), Inc. and gains of $529,000 on assets sold to fund part of the recapture of a block of business by one client on April 30, 2001. During 2001, we also recognized in income unrealized losses of $0.4 million on certain structured securities in accordance with the requirements of EITF 99-20. See discussion of EITF 99-20 below.

    Management reviews securities with material unrealized losses and tests for "other than temporary impairments" on a quarterly basis. Factors involved in the determination of impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months and other assets with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for "other than temporary impairment." When a decline is considered to be "other than temporary" a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

    The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold during 2002 and 2001.

                                                                        YEAR ENDED DECEMBER 31, 2002
                                            -------------------------------------------------------------------------------------
                                              CREDIT CONCERN        RELATIVE VALUE             OTHER                 TOTAL
                                            -------------------   -------------------   -------------------   -------------------
DAYS                                        PROCEEDS     LOSS     PROCEEDS     LOSS     PROCEEDS     LOSS     PROCEEDS     LOSS
----                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                           (DOLLARS IN THOUSANDS)
0-90......................................    7,708       (520)    21,488      (130)     3,377       (41)      32,573       (691)
91-180....................................    4,162       (196)     2,044       (45)        --        --        6,206       (241)
181-270...................................    3,408       (213)        --        --         --        --        3,408       (213)
Greater than 360..........................    5,284       (325)        --        --         --        --        5,284       (325)
                                             ------     ------     ------     -----      -----       ---       ------     ------
Total.....................................   20,562     (1,254)    23,532      (175)     3,377       (41)      47,471     (1,470)
                                             ======     ======     ======     =====      =====       ===       ======     ======

                                                                        YEAR ENDED DECEMBER 31, 2001
                                            -------------------------------------------------------------------------------------
                                              CREDIT CONCERN        RELATIVE VALUE             OTHER                 TOTAL
                                            -------------------   -------------------   -------------------   -------------------
DAYS                                        PROCEEDS     LOSS     PROCEEDS     LOSS     PROCEEDS     LOSS     PROCEEDS     LOSS
----                                        --------   --------   --------   --------   --------   --------   --------   --------
                                                                           (DOLLARS IN THOUSANDS)
0-90......................................     810      (1,214)    14,204       (38)     28,570      (218)     43,584     (1,470)
91-180....................................   1,409        (244)     1,521        --          --        --       2,930       (244)
Greater than 360..........................   4,917        (463)     6,607       (58)     12,628      (148)     24,152       (669)
                                             -----      ------     ------      ----      ------      ----      ------     ------
Total.....................................   7,136      (1,921)    22,332       (96)     41,198      (366)     70,666     (2,383)
                                             =====      ======     ======      ====      ======      ====      ======     ======

------------------------------

The proceeds on sale represent fair value at the sales date

Credit Concern: transaction initiated due to a concern based on financial condition of issuer or industry

Relative Value: transaction initiated to improve characteristics of the portfolio income

    Under EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets," a decline in fair value below "amortized cost" basis is considered to be an "other than temporary impairment" whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

    Unit-linked securities are comprised of investments in a unit trust denominated in British pounds. These investments were acquired as part of the purchase of World-Wide Holdings and are recorded at quoted market value. Changes in market value are recorded as net realized gains or losses.

BENEFITS AND EXPENSES

                                                                 YEAR ENDED DECEMBER 31,
                                                              ------------------------------
                                                                2002       2001       2000
                                                              --------   --------   --------
                                                                  (DOLLARS IN THOUSANDS)
Claims and other policy benefits............................  $141,867   $ 51,245   $23,606
Interest credited to interest sensitive contract
  liabilities...............................................    48,431     17,578    17,390
Acquisition costs and other insurance expenses..............    60,073     24,328    17,152
Operating expenses..........................................    23,771      9,103     9,864
Interest expense............................................     1,414      1,404        --
                                                              --------   --------   -------
Total benefits and expenses.................................  $275,556   $103,658   $68,012
                                                              ========   ========   =======

CLAIMS AND OTHER POLICY BENEFITS

    Claims and other policy benefits increased by 177% to $141.9 million in the year ended December 31, 2002 from $51.2 million in the same period of 2001. The increase is a result of the acquisition of World-Wide Holdings, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America operations. World-Wide Holdings claims and other policy benefits were $50.1 million for the year ended December 31, 2002.

    Claims and other policy benefits increased by 117% to $51.2 million in 2001 from $23.6 million in 2000, as a result of the increased number of clients and the increase in business from these clients in our Life Reinsurance North America operations. In 2001, we recorded net claims totaling $750,000 in relation to the World Trade Center and Pentagon attacks on September 11, 2001. Gross claims in relation to these attacks were $816,000 of which $66,000 was recoverable under our catastrophe insurance coverage.

INTEREST CREDITED TO INTEREST SENSITIVE CONTRACT LIABILITIES

    For the year ended December 31, 2002 interest credited to interest sensitive contract liabilities increased by $30.8 million or 176% to $48.4 million from $17.6 million in 2001. Interest credited includes interest in respect of a funding agreement for $100.0 million that we wrote on June 28, 2002. The amount due on this funding agreement is included in interest sensitive contract liabilities on our balance sheet. The increase was due to interest credited on new 2002 reinsurance treaties and the funding agreement and increases in interest credited on treaties which commenced in prior years due to increasing average liability balances. Interest credited to interest sensitive contract liabilities increased by $0.2 million or 1% to $17.6 million in 2001 from $17.4 million in 2000. The movement in 2001 was due to the interest credited on new 2001 reinsurance treaties and increases in interest credited on treaties which commenced in prior years due to increasing average liability balances. These increases were offset by the $8.5 million effect of the recapture of a block of business by one client on April 30, 2001.

ACQUISITION COSTS AND OTHER INSURANCE EXPENSES

    During the year ended December 31, 2002 acquisition costs and other insurance expenses increased by $35.8 million or 147% to $60.1 million from $24.3 million in 2001. The increase was a result of the acquisition of World-Wide Holdings and the increased number of reinsurance clients in our Life Reinsurance North America business.

    Acquisition costs and other insurance expenses increased by $7.1 million or 42% to $24.3 million in 2001 from $17.2 million in 2000. The increases were the result of the increased number of reinsurance clients in our Life Reinsurance North America business.

    The components of these expenses are as follows:

                                                             YEAR ENDED DECEMBER 31,
                                                          ------------------------------
                                                            2002       2001       2000
                                                          --------   --------   --------
                                                              (DOLLARS IN THOUSANDS)
Commissions, excise taxes and other insurance
  expenses..............................................  $158,424   $96,098    $35,838
Deferral of expenses....................................  (129,306)  (83,092)   (29,625)
                                                          --------   -------    -------
                                                            29,118    13,006      6,213
Amortization -- Present value of in-force business......     2,777       206         67
Amortization -- Deferred acquisition costs..............    28,178    11,116     10,872
                                                          --------   -------    -------
Total...................................................  $ 60,073   $24,328    $17,152
                                                          ========   =======    =======

    Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. In 2002, we have allocated less of these expenses to acquisition costs than in 2001. They are now included in operating expenses. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or, in the case of interest sensitive contracts, in relation to the estimated gross profit in respect of the contracts.

    The split of these expenses between segments is as follows:

                                                              YEAR ENDED DECEMBER 31,
                                                           ------------------------------
                                                             2002       2001       2000
                                                           --------   --------   --------
                                                               (DOLLARS IN THOUSANDS)
Life Reinsurance:
North America............................................  $48,401    $23,411    $16,833
International............................................    8,281         --         --
                                                           -------    -------    -------
Total Life Reinsurance...................................   56,682     23,411     16,833
Wealth Management........................................    3,391        917        319
                                                           -------    -------    -------
Total....................................................  $60,073    $24,328    $17,152
                                                           =======    =======    =======

OPERATING EXPENSES

    Operating expenses increased to $23.8 million in the year ended
December 31, 2002 compared to $9.1 million in 2001. The increase is a result of the acquisition of World-Wide Holdings, a smaller portion of costs being allocated to acquisition expenses and increased personnel costs and other operating costs as we continued to grow our business. During the year we continued to set up our principal office in Bermuda and opened an office in Luxembourg. In addition, as a result of our acquisition of World-Wide Holdings on December 31, 2001, we have incurred increased operating expenses and additional travel costs. As we continue to grow our operations we have experienced increased personnel costs in all segments. Total employees in our operations, excluding World-Wide Holdings has grown from 66 employees at December 31, 2001 to 75 at December 31, 2002. Operating expenses in the year ended December 31, 2002 included $1.4 million of non-recurring expenses relating to severance arrangements with certain employees.

    Operating expenses decreased to $9.1 million in 2001 from $9.9 million in 2000 due to the inclusion in 2000 of $0.9 million of non-recurring employee expenses relating to four employees including severance, recruiting and relocation expenses.

    The split of these expenses between segments is as follows:

                                                               2002       2001       2000
                                                             --------   --------   --------
                                                                 (DOLLARS IN THOUSANDS)
Life Reinsurance:
  North America............................................  $ 7,323     $3,120     $6,193
  International............................................    6,647         --         --
                                                             -------     ------     ------
Total Life Reinsurance.....................................   13,970      3,120      6,193
Wealth Management..........................................    1,702        967      1,281
Other......................................................    8,099      5,015      2,390
                                                             -------     ------     ------
Total......................................................  $23,771     $9,102     $9,864
                                                             =======     ======     ======

    Life Reinsurance North America operating costs have increased principally because of growth in personnel. Wealth Management operating costs have increased due to costs incurred in setting up our Luxembourg office. Other operating expenses include executive salaries, head office expenses, legal and professional fees and other expenses not related to either our Life Reinsurance or Wealth Management lines of business. Other operating expenses increased significantly in 2002 and 2001 due to the cost of setting up and running our principal executive office in Bermuda, an increase in the number of executive staff including a full year of the salaries of those staff who joined us in 2000 and 2001 and recruitment costs.

INTEREST EXPENSE

    Interest expense amounted to $1.4 million in both 2002 and 2001. Interest expense in 2002 includes interest on $115.0 million of convertible debt issued on November 22, 2002, $17.5 million of capital securities issued on December 4, 2002 and borrowings under our credit facilities and reverse repurchase agreement. These borrowings are more fully described under "Liquidity and Capital Resources".

    We incurred interest expense for the first time in the year ended
December 31, 2001 amounting to $1.4 million, reflecting the use of borrowings in 2001 under the credit facilities as described in "Liquidity and Capital Resources".

INCOME TAXES

    The 2002 income tax benefit includes taxes on the earnings of World-Wide Reassurance Company Limited and Scottish Re (Dublin) Limited offset by the tax benefits of net operating losses in Scottish Re (U.S.) Inc., and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd.,. The 2001 income tax expense includes taxes on the earnings of Scottish Re (U.S.) Inc., Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. and Scottish Re (Dublin) Limited, which are offset by a release of capital loss carry-forwards. The tax benefit in 2000 is related to the earnings of Scottish Re (U.S.), Inc. only, offset by a release of valuation allowances related to capital loss carry-forwards. An analysis of income taxes and movements in deferred taxes appears in
Note 17 to the consolidated financial statements.

FINANCIAL CONDITION

INVESTMENTS

    At December 31, 2002 the portfolio controlled by us consisted of $1.1 billion of traded fixed income securities and cash. Of this total
$1.0 billion represented the fixed income portfolio managed by external investment managers and $131.0 million represented other cash balances. The average Standard & Poor's rating of that portfolio was "AA-," the average effective duration was 3.03 years and the average book yield was 4.93% as compared with an average rating of "A+," an average effective duration 3.5 years and an average book yield of 6.14% at December 31, 2001. At December 31, 2002 the unrealized appreciation on investments, net of tax, was $8.9 million as compared with depreciation of $3.6 million at December 31, 2001. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

    At December 31, 2001, the portfolio controlled by us consisted of $678.5 million of traded fixed income securities and cash. Of this total, $581.1 million represented the fixed income portfolio managed by external investment managers, $93.4 million represented investments of World-Wide Holdings, and $4.0 million represented other cash balances. At December 31, 2001, the portion of the portfolio managed externally had an average Standard & Poor's rating of "A+," an average effective duration of 3.5 years, and an average book yield of 6.14%, as compared with an average rating of "AA-," an average effective duration of 2.6 years and an average book yield of 7.24% at December 31, 2000. At December 31, 2001, the portion of the investment portfolio managed by World-Wide Holdings had an average rating of "AA-," an average effective duration of 1.9 years and an average book yield of 5.22%. At
December 31, 2001, the unrealized depreciation on investments, net of tax was $3.6 million as compared to $3.8 million at December 31, 2000.

    In the table below are the total returns earned by our portfolio for the year ended December 31, 2002, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                              DECEMBER 31, 2002
                                                              -----------------
Portfolio performance.......................................          6.9%
Customized index............................................          7.9%
Lehman Brothers Global Bond Index...........................         16.5%
S&P 500.....................................................        -22.1%

    The following table presents the fixed income investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                            DECEMBER 31, 2002          DECEMBER 31, 2001
                                                         ------------------------   ------------------------
RATINGS                                                  $ IN MILLIONS      %       $ IN MILLIONS      %
-------                                                  -------------   --------   -------------   --------
AAA....................................................     $  405.7       35.8%        $249.2        36.7%
AA.....................................................        113.4       10.0           82.1        12.1
A......................................................        335.3       29.5          183.6        27.1
BBB....................................................        252.4       22.2          144.0        21.2
BB or below............................................         28.1        2.5           19.6         2.9
                                                            --------      -----         ------       -----
Total..................................................     $1,134.9      100.0%        $678.5       100.0%
                                                            ========      =====         ======       =====

    The following table illustrates the fixed income investment portfolio (market value) sector exposure.

                                                            DECEMBER 31, 2002          DECEMBER 31, 2001
                                                         ------------------------   ------------------------
SECTOR                                                   $ IN MILLIONS      %       $ IN MILLIONS      %
------                                                   -------------   --------   -------------   --------
U.S. Treasury securities and U.S. government agency
  obligations..........................................     $   13.8        1.3%        $ 10.0         1.5%
Corporate securities...................................        549.9       48.5          305.9        45.1
Municipal bonds........................................          1.7        0.1            1.0         0.1
Mortgage and asset backed securities...................        438.5       38.6          263.1        38.8
Debt securities issued by foreign governments..........           --         --            3.9         0.6
                                                            --------      -----         ------       -----
                                                             1,003.9       88.5          583.9        86.1
Cash...................................................        131.0       11.5           94.6        13.9
                                                            --------      -----         ------       -----
Total..................................................     $1,134.9      100.0%        $678.5       100.0%
                                                            ========      =====         ======       =====

    The data in the tables above excludes unit-linked securities, which are discussed more fully in Note 2 to the consolidated financial statements. All the data excludes the assets held by ceding insurers under modified coinsurance agreements.

    At December 31, 2002 our fixed maturity portfolio had 930 positions and $16.1 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million. There were $28.8 million of unrealized gains on the remainder of the portfolio. At December 31, 2001 there were 193 securities in an unrealized loss position which totaled $11.0 million. Two individual losses exceeded $1.0 million.

    The composition by category of securities that have an unrealized loss at December 31, 2002 and December 31, 2001 are presented in the tables below.

                                                                         DECEMBER 31, 2002
                                                         -------------------------------------------------
                                                         ESTIMATED FAIR              UNREALIZED
                                                             VALUE           %          LOSS         %
                                                         --------------   --------   ----------   --------
                                                                       DOLLARS IN THOUSANDS
Corporate securities...................................     $ 68,503        34.7%     $ (5,323)     33.0%
Municipal bonds........................................        1,658         0.8            (1)       --
Collateralized mortgage obligations....................       22,896        11.6          (608)      3.7
Other structured securities............................      104,453        52.9       (10,213)     63.3
                                                            --------       -----      --------     -----
Total..................................................     $197,510       100.0%     $(16,145)    100.0%
                                                            ========       =====      ========     =====

                                                                         DECEMBER 31, 2001
                                                         -------------------------------------------------
                                                         ESTIMATED FAIR              UNREALIZED
                                                             VALUE           %          LOSS         %
                                                         --------------   --------   ----------   --------
                                                                       DOLLARS IN THOUSANDS
Corporate securities...................................     $ 95,476        43.8%     $ (4,377)     39.8%
Governments............................................        9,741         4.5          (446)      4.1
Mortgage backed securities.............................       11,046         5.1           (71)      0.6
Collateralized mortgage obligations....................       25,704        11.8          (635)      5.8
Other structured securities............................       75,964        34.8        (5,460)     49.7
                                                            --------       -----      --------     -----
Total..................................................     $217,931       100.0%     $(10,989)    100.0%
                                                            ========       =====      ========     =====

    The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                                    DECEMBER 31, 2002
                                          ---------------------------------------------------------------------
                                                                  ESTIMATED               UNREALIZED
DAYS                                      BOOK VALUE      %       FAIR VALUE      %          LOSS         %
----                                      ----------   --------   ----------   --------   ----------   --------
                                                                  DOLLARS IN THOUSANDS
0-90....................................   $ 81,724       38.3%    $ 79,557      40.3%     $ (2,167)     13.4%
91-180..................................     53,663       25.1       50,082      25.4        (3,581)     22.2
181-270.................................     21,621       10.1       17,759       9.0        (3,862)     23.9
271-360.................................      7,227        3.4        6,212       3.1        (1,015)      6.3
Greater than 360........................     49,420       23.1       43,900      22.2        (5,520)     34.2
                                           --------     ------     --------     -----      --------     -----
Total...................................   $213,655      100.0%    $197,510     100.0%     $(16,145)    100.0%
                                           ========     ======     ========     =====      ========     =====

                                                                     DECEMBER 31, 2001
                                           ---------------------------------------------------------------------
                                                                   ESTIMATED               UNREALIZED
DAYS                                       BOOK VALUE      %       FAIR VALUE      %          LOSS         %
----                                       ----------   --------   ----------   --------   ----------   --------
                                                                   DOLLARS IN THOUSANDS
0-90.....................................   $143,888      62.9%     $140,180      64.3%     $ (3,708)     33.7%
91-180...................................     35,086      15.3        31,735      14.6        (3,351)     30.5
181-270..................................     24,485      10.7        22,793      10.5        (1,692)     15.4
271-360..................................      7,151       3.1         6,431       2.9          (720)      6.6
Greater than 360.........................     18,310       8.0        16,792       7.7        (1,518)     13.8
                                            --------     -----      --------     -----      --------     -----
Total....................................   $228,920     100.0%     $217,931     100.0%     $(10,989)    100.0%
                                            ========     =====      ========     =====      ========     =====

    Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $478,000 and $1.5 million at December 31, 2002 and 2001, respectively.

    Unrealized losses on non-investment grade securities amounted to $3.8 million and $894,000 at December 31, 2002 and 2001, respectively. Of these amounts non-investment grade securities with unrealized losses of $1.6 million at December 31, 2002 and $229,000 at December 31, 2001 had been in an unrealized loss position for a period greater than one year and $30,000 at December 31, 2002 and $229,000 at December 31, 2001 had been in an unrealized loss position for periods greater than two years.

    The following tables illustrate the industry analysis of the unrealized losses at December 31, 2002 and 2001.

                                                                     DECEMBER 31, 2002
                                         --------------------------------------------------------------------------
                                         AMORTIZED                 ESTIMATED                  UNREALIZED
INDUSTRY                                   COST         %          FAIR VALUE      %             LOSS         %
--------                                 ---------   --------      ----------   --------      ----------   --------
                                                                    DOLLARS IN THOUSANDS
Mortgage & asset backed securities.....  $139,830      65.5%        $129,007      65.4%        $(10,823)     67.1%
Electric...............................    16,967       7.9           16,637       8.4             (330)      2.0
Finance companies......................     9,936       4.7            7,286       3.7           (2,650)     16.4
Transportation.........................     7,763       3.6            7,235       3.7             (528)      3.3
Consumer cyclical......................     7,130       3.3            6,767       3.4             (363)      2.2
Insurance..............................     3,367       1.6            3,167       1.6             (200)      1.2
Natural gas............................     2,921       1.4            2,548       1.3             (373)      2.3
Capital goods..........................       531       0.2              530       0.3               (1)       --
Other..................................    25,210      11.8           24,333      12.2             (877)      5.5
                                         --------     -----         --------     -----         --------     -----
Total..................................  $213,655     100.0%        $197,510     100.0%        $(16,145)    100.0%
                                         ========     =====         ========     =====         ========     =====

                                                                     DECEMBER 31, 2001
                                         --------------------------------------------------------------------------
                                         AMORTIZED                 ESTIMATED                  UNREALIZED
INDUSTRY                                   COST         %          FAIR VALUE      %             LOSS         %
--------                                 ---------   --------      ----------   --------      ----------   --------
                                                                    DOLLARS IN THOUSANDS
Mortgage & asset backed securities.....  $118,881      51.9%        $112,714      51.9%        $ (6,167)     56.0%
Finance companies......................    17,054       7.4           16,671       7.6             (383)      3.5
Transportation.........................    16,196       7.1           14,235       6.5           (1,961)     17.9
Consumer cyclical......................    14,202       6.2           13,491       6.2             (711)      6.5
Electric...............................    11,801       5.2           11,652       5.3             (149)      1.4
Governments............................    10,185       4.5            9,732       4.5             (453)      4.1
Capital goods..........................     8,283       3.6            8,130       3.7             (153)      1.4
Insurance..............................     6,405       2.8            6,138       2.8             (267)      2.4
Other..................................    25,913      11.3           25,168      11.5             (745)      6.8
                                         --------     -----         --------     -----         --------     -----
Total..................................  $228,920     100.0%        $217,931     100.0%        $(10,989)    100.0%
                                         ========     =====         ========     =====         ========     =====

------------------------

Other industries each represent less than 2% of estimated fair value

    The expected maturity dates of securities that have an unrealized loss at December 31, 2002 and 2001 are presented in the table below.

                                                                     DECEMBER 31, 2002
                                           ---------------------------------------------------------------------
                                                                   ESTIMATED               UNREALIZED
MATURITY                                   BOOK VALUE      %       FAIR VALUE      %          LOSS         %
--------                                   ----------   --------   ----------   --------   ----------   --------
                                                                   DOLLARS IN THOUSANDS
Due in one year or less..................   $ 20,532       9.6%     $ 20,067      10.2%     $   (465)      2.9%
Due in one through five years............    112,591      52.7       103,679      52.5        (8,912)     55.2
Due in five through ten years............     69,330      32.5        63,753      32.3        (5,577)     34.5
Due after ten years......................     11,202       5.2        10,011       5.0        (1,191)      7.4
                                            --------     -----      --------     -----      --------     -----
Total....................................   $213,655     100.0%     $197,510     100.0%     $(16,145)    100.0%
                                            ========     =====      ========     =====      ========     =====

                                                                     DECEMBER 31, 2001
                                           ---------------------------------------------------------------------
                                                                   ESTIMATED               UNREALIZED
MATURITY                                   BOOK VALUE      %       FAIR VALUE      %          LOSS         %
--------                                   ----------   --------   ----------   --------   ----------   --------
                                                                   DOLLARS IN THOUSANDS
Due in one year or less..................   $ 16,074       7.0%     $ 15,799       7.3%     $   (275)      2.4%
Due in one through five years............     74,801      32.7        71,989      33.0        (2,812)     25.6
Due in five through ten years............    110,266      48.2       104,048      47.7        (6,218)     56.6
Due after ten years......................     27,779      12.1        26,095      12.0        (1,684)     15.4
                                            --------     -----      --------     -----      --------     -----
Total....................................   $228,920     100.0%     $217,931     100.0%     $(10,989)    100.0%
                                            ========     =====      ========     =====      ========     =====

    At December 31, 2002 there were 154 securities with unrealized loss positions. There was one security with a loss greater than $1 million. This is a securitized asset and is tested for impairment under EITF Issue No. 99-20. At December 31, 2002 this security satisfied the impairment tests of EITF 99-20. At December 31, 2001 there were 193 securities with unrealized loss positions. There were two securities with unrealized losses greater than $1 million. These were also securitized assets and were tested for impairment under EITF Issue
No. 99-20. At December 31, 2001 these securities satisfied the impairment tests of EITF 99-20.

    At December 31, 2002 there were 5 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.5 million.

    At December 31, 2001, there were seven securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.0 million and the largest unrealized loss position was $0.4 million.

FUNDS WITHHELD AT INTEREST

    Funds withheld at interest arise on contracts written under modified coinsurance agreements. In each case, the business reinsured consists of fixed deferred annuities. In substance, these agreements are identical to coinsurance treaties except that the ceding company retains control of and title to the assets. The deposits paid to the ceding company by the underlying policyholders are held in a segregated portfolio and managed by the ceding company or by investment managers appointed by the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies' statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.

    At December 31, 2002, we had four modified coinsurance fixed annuity reinsurance contracts with two ceding companies. We had three contracts with Lincoln National Insurance Company that account for $1.1 billion (98%) of the funds withheld balances. The other contract is with Illinois Mutual Insurance Company. At December 31, 2001, we had three modified coinsurance fixed annuity reinsurance contracts with two ceding companies. We had two contracts with Lincoln National Insurance Company that account for $500.0 million (95%) of the funds withheld balances at December 31, 2001. The other contract is with Illinois Mutual Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on our modified coinsurance arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company, which are included in interest sensitive contract liabilities, with the amounts owed to us by the ceding company. Interest sensitive contract liabilities relating to the Lincoln National Insurance Company contracts amounted to $1.1 billion and $540.7 million at December 31, 2002 and 2001, respectively.

    At December 31, 2002, funds withheld at interest totaled $1.1 billion with an average rating of "A", an average effective duration of 5.4 years and an average book yield of 6.49% as compared with an average rating of "A-", an average effective duration of 6.0 years and an average book yield of 6.80% at December 31, 2001. These are fixed income investments associated with modified coinsurance transactions; they include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.2 billion at December 31, 2002.

    At December 31, 2001, funds withheld at interest totaled $562.4 million with an average rating of "A-," an average effective duration of 6.0 years and an average book yield of 6.80%.

    The investment objectives for our modified coinsurance arrangements are included in the agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The maximum percentage of below investment grade securities is 10% and other guidelines limit risk, ensure issuer and industry diversification as well as maintain liquidity and overall portfolio credit quality.

    According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                                            DECEMBER 31, 2002          DECEMBER 31, 2001
                                                         ------------------------   ------------------------
RATINGS                                                  $ IN MILLIONS      %       $ IN MILLIONS      %
-------                                                  -------------   --------   -------------   --------
AAA....................................................     $  114.0        9.8%        $ 12.2         2.2%
AA.....................................................         52.7        4.5           14.8         2.6
A......................................................        418.7       35.8          199.9        35.5
BBB....................................................        425.9       36.5          269.6        48.0
BB or below............................................         44.7        3.8           29.2         5.2
                                                            --------      -----         ------       -----
                                                              1056.0       90.4          525.7        93.5
Commercial mortgage loans..............................        112.3        9.6           36.3         6.5
                                                            --------      -----         ------       -----
Total..................................................     $1,168.3      100.0%        $562.0       100.0%
                                                            ========      =====         ======       =====

    According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                                            DECEMBER 31, 2002          DECEMBER 31, 2001
                                                         ------------------------   ------------------------
SECTOR                                                   $ IN MILLIONS      %       $ IN MILLIONS      %
------                                                   -------------   --------   -------------   --------
U.S. Treasury securities and U.S. government agency
  obligations..........................................     $   10.6        0.9%        $   --          --%
Corporate securities...................................        822.2       70.4          500.1        89.0
Municipal bonds........................................          0.5        0.1             --          --
Mortgage and asset backed securities...................        213.1       18.2           24.8         4.4
                                                            --------      -----         ------       -----
                                                             1,046.4       89.6          524.9        93.4
Commercial mortgage loans..............................        112.3        9.6           36.3         6.5
Cash...................................................          9.6        0.8            0.8         0.1
                                                            --------      -----         ------       -----
Total..................................................     $1,168.3      100.0%        $562.0       100.0%
                                                            ========      =====         ======       =====

LIQUIDITY AND CAPITAL RESOURCES

CASH FLOW

    We used operating cash flow of $9.2 million in 2002 in comparison with operating cash flow generated of $31.3 million in 2001 and $81.8 million in 2000. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. In addition, operating cash flow includes $26.0 million, $107.4 million, and $79.5 million of funds received in connection with the acquisition of blocks of reinsurance during 2002, 2001 and 2000, which are not reflected in the consolidated statements of income. These acquisitions are explained in more detail in Note 11 to the consolidated financial statements.

    The decrease in operating cash flow from 2001 to 2002 was primarily due to increases in benefits and expenses paid greater than increases in premiums, fees, and investment income. In addition there was a decrease in the cash flows from the acquisition of blocks of reinsurance. Reinsurance premiums and fees received increased by $199.0 million due to the acquisition of World-Wide and the increase in the number of clients in our Life Reinsurance North America segment. Investment income received increased by $55.9 million due to the growth in our invested asset base. The acquisition of blocks of reinsurance business generated $81.3 million less in cash flows in 2002 compared to 2001. Benefits paid increased by $180.0 million due to the acquisition of World-Wide and the increase in the number of clients in our Life Reinsurance North America segment. Acquisition and other costs, including commissions, increased by $34.0 million. This increase related principally to new business written in our Life Reinsurance North America segment. These costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

    The decrease in operating cash flow from 2000 to 2001 was primarily due to increases in benefits and acquisition costs that were greater than the increases in premiums, fees, investment income and the cash flows received from the acquisition of blocks of reinsurance. Reinsurance premiums and fees received increased by $18.0 million due to the increase in the number of clients in our Life Reinsurance North America and Wealth Management segments. Investment income received increased by $7.2 million due to the growth in our invested asset base. The increase in investment income was not as great as in prior years because of a reduction in the asset base due to the recapture by a ceding company of $185.7 million of assets on April 30, 2001. The acquisition of blocks of reinsurance business generated $27.9 million more in cash flows in 2001 compared to 2000. Benefits paid increased by $9.8 million due to the increase in the number of clients in our Life Reinsurance North America segment. Acquisition costs, including commissions, increased by $93.8 million. This increase related principally to new business written in our Life Reinsurance North America segment. These costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

    Our cash flow from operations may be positive or negative in any period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period.

CAPITAL AND COLLATERAL

    At December 31, 2002 total capitalization was $623.6 million compared to $331.3 million at December 31, 2001. Total capitalization includes long-term debt and is analyzed as follows:

                                                      DECEMBER 31, 2002   DECEMBER 31, 2001
                                                      -----------------   -----------------
                                                             (DOLLARS IN THOUSANDS)
Shareholders' equity................................      $491,092            $331,282
Long-term debt......................................       132,500                  --
                                                          --------            --------
                                                          $623,592            $331,282
                                                          ========            ========

    The $292.3 million increase in capitalization is due primarily to the net proceeds of the equity offering of $114.3 million, the net proceeds of the convertible debt and capital securities offerings of $127.8 million and net income for the year of $32.5 million less dividends paid of $5.0 million and increases in comprehensive income. Other comprehensive income consists of the cumulative translation adjustment arising from the translation of World-Wide Holdings' balance sheet at exchange rates as of December 31, 2002 and a minimum pension liability adjustment.

    At December 31, 2001, total capitalization was $331.3 million compared to $239.6 million in 2000. The $91.7 million increase in capitalization at December 31, 2001 is a result of net income for the year of $16.8 million less dividends paid of $3.1 million plus the issuance of 4,532,380 ordinary shares with a value of $78.0 million in respect of the acquisition of World-Wide Holdings on December 31, 2001, less the repurchase of 100,000 ordinary shares for a total of $1.5 million during the year.

    Pursuant to stock repurchase programs approved by our Board of Directors, we repurchased 432,500 ordinary shares for $3.8 million in 2000 and 100,000 ordinary shares for $1.5 million in 2001. Since our initial public offering in November 1998, we have repurchased a total of 3,062,200 ordinary shares at a cost of $30.3 million. There were no repurchases in the year ended December 31, 2002.

    On April 4, 2002 we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of approximately $114.3 million. We used the net proceeds of the offering to repay short-term borrowings of $40.0 million, which we had borrowed under a credit facility with a U.S. bank, and for general corporate purposes.

    On November 22, 2002 we completed the private offering of $115.0 million of 4.5% Senior Convertible Notes due 2022 (which included the over allotment option of $15.0 million) in which we raised aggregate net proceeds of approximately $110.9 million. We used the net proceeds of the offering to repay short term borrowings of $23.5 million, under reverse repurchase agreements, and for general corporate purposes.

    On December 4, 2002 we privately placed $17.5 million of capital securities which were issued by a trust subsidiary holding a thirty year $17.5 million aggregate principal amount subordinated note of Scottish Holdings, Inc. which is guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. Net proceeds were $16.9 million. Scottish Holdings, Inc. provided a $15.0 million capital infusion to its direct subsidiary, Scottish Re (U.S.), Inc. and used the remainder of the net proceeds for general corporate purposes.

    During 2002 we paid quarterly dividends totaling $5.0 million or $0.20 per share. During 2001, we paid quarterly dividends totaling $3.1 million or $0.20 per share.

    During 2002, we arranged two secured credit facilities with U.S. banks totaling $100.0 million. Each of the credit facilities provides for a combination of borrowing and letters of credit of $50.0 million. These facilities expire in September 2003 but are renewable with the agreement of both parties. One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd., which we refer to as SALIC, and World-Wide Reassurance maintain Standard & Poor's ratings of at least "A-" and that SALIC maintains shareholder's equity of at least $210.0 million. At December 31, 2002, SALIC and World-Wide Reassurance each had a Standard & Poor's rating of "A-" and SALIC's shareholder's equity was $464.0 million. The other facility requires that Scottish Annuity & Life maintain consolidated net worth of $375.0 million and a maximum debt to total capitalization ratio of 25%. At December 31, 2002, Scottish Annuity & Life's net worth was $492.1 million and the ratio of debt to total capitalization was 21%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At December 31, 2002, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $9.1 million.

    At December 31, 2001 we had borrowed $25.1 million under a reverse repurchase agreement with a major broker/dealer. In November 2002, borrowings of $23.5 million remained outstanding under this agreement and were repaid from the proceeds of the convertible debt offering.

    We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral or letters of credit arises in four ways:

    - when Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited or World-Wide Reassurance enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit in order that the ceding company may obtain reserve credit for the reinsurance transaction;

    - when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital This need can be met by its own capital surplus, an infusion of cash or assets from Scottish Annuity & Life or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

    - Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 47 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

    - even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.

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

    In addition, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Annuity & Life have agreed with World-Wide Reassurance that in the event World-Wide Reassurance is unable to meet its obligations under its insurance or reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. (or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Annuity & Life) will assume all of World-Wide Reassurance's obligations under such agreements.

    Scottish Annuity & Life and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have executed similar agreements for Scottish Re (Dublin) Limited and World-Wide Life Assurance S.A. and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

    Our business is capital intensive. We expect that our cash and investments, together with cash generated from our businesses, will be sufficient to meet our current liquidity and letter of credit needs. However, if our business continues to grow significantly, we will need to raise additional capital.

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

CHANGES IN ACCOUNTING STANDARDS

    In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statement. Other intangible assets will continue to be amortized over their useful lives.

    We applied the new rules on accounting for goodwill and other intangible assets during 2002. Goodwill of $35.8 million arose on the acquisition of World-Wide Holdings. We have performed the required impairment tests of goodwill and have determined that there is no impairment. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill.

    The Derivative Implementation Group has recently released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. DIG B36 has been issued for comment by the Financial Accounting Standards Board. It is not expected to be finalized until the second quarter of 2003. If DIG B36 is finalized in its current form, we have determined that our funds withheld at interest which arise under modified coinsurance agreements will be considered to contain embedded derivatives requiring bifurcation. These funds withheld at interest have a carrying value of $1.1 billion at December 31, 2002. We have not yet determined the value of the related embedded derivatives in these products. The market value of funds withheld at interest was $1.2 billion at December 31, 2002.

FORWARD-LOOKING STATEMENTS

    Some of the statements contained in this report are not historical facts and are forward-looking within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include information with respect to our known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. Words such as "anticipates," "expects," "intends," "plans," "believes," "seeks," "estimates," "may," "will," "continue," "project" and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

    - exposure to mortality experience which differs from our assumptions;

    - risks arising from our investment strategy, including risks related to the market value of our investments, fluctuations in interest rates and our need for liquidity;

    - uncertainties arising from control of our invested assets by third parties;

    - developments in global financial markets that could affect our investment portfolio and fee income;

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

    - losses due to foreign currency exchange rate fluctuations;

    - uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

    - the competitive environment in which we operate and associated pricing pressures; and

    - changes in accounting principles.

    The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the potential impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this report and we do not undertake any obligation, other than as may be required under the Federal securities laws, to update any forward-looking statement to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events.

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

QUANTITATIVE DISCLOSURE OF INTEREST RATE RISK

    The following tables provide information as of December 31, 2002 about the interest rate sensitivity of the portion of our investment portfolio managed by external managers. The tables do not include other cash balances of $18.7 million, or modified coinsurance assets of $1.1 billion. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.

    December 31, 2002 market interest rates were used as discounting rates in the estimation of fair value.

                                                                    EXPECTED MATURITY DATE
                                    ---------------------------------------------------------------------------------------
                                                                                                                    TOTAL
                                                                                                                     FAIR
TOTAL                                 2003       2004       2005       2006       2007     THEREAFTER    TOTAL*     VALUE*
-----                               --------   --------   --------   --------   --------   ----------   --------   --------
                                                                     (DOLLARS IN MILLIONS)
Principal amount..................   $255.0     $78.8      $102.1     $100.0     $223.7      $360.9     $1,120.5   $1,134.9
Book value........................    263.5      84.5       108.8      104.7      196.8       364.0      1,122.3
Weighted average book yield.......      3.3       5.2         5.1        4.9        5.1         5.9          4.9

------------------------------

* Includes $131.0 million of cash and cash equivalents with a book yield of 1.5%.

                                                                         EXPECTED MATURITY DATE
                                         ---------------------------------------------------------------------------------------
                                                                                                                         TOTAL
                                                                                                                          FAIR
FIXED RATE ONLY                            2003       2004       2005       2006       2007     THEREAFTER    TOTAL*     VALUE*
---------------                          --------   --------   --------   --------   --------   ----------   --------   --------
                                                                          (DOLLARS IN MILLIONS)
Principal amount.......................   $236.8     $54.0      $69.2      $69.4      $197.7      $329.3      $956.4     $975.7
Book value.............................    245.3      59.9       76.3       74.2       171.1       332.6       959.4
Weighted average book yield............      3.3       6.1        5.6        5.7         5.4         6.2         5.2

------------------------------

* Includes $131.0 million of cash and cash equivalents with a book yield of 1.5%.

                                                                          EXPECTED MATURITY DATE
                                          ---------------------------------------------------------------------------------------
                                                                                                                          TOTAL
                                                                                                                           FAIR
FLOATING RATE ONLY                          2003       2004       2005       2006       2007     THEREAFTER    TOTAL      VALUE
------------------                        --------   --------   --------   --------   --------   ----------   --------   --------
                                                                           (DOLLARS IN MILLIONS)
Principal amount........................   $18.2      $24.8      $32.9      $30.6      $26.0        $31.6      $164.1     $159.2
Book value..............................    18.1       24.7       32.5       30.5       25.8         31.4       163.0
Weighted average book yield.............     2.6        3.1        3.9        3.2        2.9          2.7         3.1

ITEM 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

    The information called for by this item is set forth in "Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K.

ITEM 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

    There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2002.

                                    PART III

ITEM 10:   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

    The information required by this Item 10 will be set forth in our Proxy Statement for 2003 Annual Meeting of Shareholders (the "2003 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

ITEM 11:  EXECUTIVE COMPENSATION

    The information required by this Item 11 will be set forth in the 2003 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

ITEM 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

    The information required by this Item 12 will be set forth in the 2003 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

ITEM 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The information required by this Item 13 will be set forth in the 2003 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

ITEM 14:  DISCLOSURE CONTROLS AND PROCEDURES

    (a) Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-K, our principal executive officers and principal financial officer have concluded that Scottish Annuity & Life's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Annuity & Life in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

    (b) Changes in internal controls. There were no significant changes in the Scottish Annuity & Life's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    PART IV

ITEM 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A. EXHIBITS

    Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
--------------          ------------------------------------------------------------
         3.1            Memorandum of Association of Scottish Annuity & Life, as
                        amended as of December 14, 2001 (incorporated herein by
                        reference to Scottish Annuity & Life's Current Report on
                        Form 8-K/A).(6)

         3.2 Articles of Association of Scottish Annuity & Life, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Annuity & Life's Current Report on
                        Form 8-K/A).(6)

         4.1            Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Annuity & Life's
                        Registration Statement on Form S-1).(1)

         4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Annuity &
                        Life's Registration Statement on Form S-1).(1)

         4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Annuity &
                        Life's Registration Statement on Form S-1).(1)

         4.4            Form of Securities Purchase Agreement for the Class A
                        Warrants (incorporated herein by reference to Exhibit 4.4 to
                        Scottish Annuity & Life's Registration Statement on Form
                        S-1).(1)

         4.5            Form of Warrant Purchase Agreement for the Class B Warrants
                        (incorporated herein by reference to Exhibit 4.5 to Scottish
                        Annuity & Life's Registration Statement on Form S-1).(1)

         4.6            Form of Securities Purchase Agreement between Scottish
                        Annuity & Life and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Annuity &
                        Life's Registration Statement on Form S-1).(1)

         4.7            Form of Securities Purchase Agreement between Scottish
                        Annuity & Life and the Non-Shareholder Investors
                        (incorporated herein by reference to Exhibit to Scottish
                        Annuity & Life's Registration Statement on Form S-1).(1)

        10.1            Employment Agreement dated June 18, 1998 between Scottish
                        Annuity & Life and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Annuity & Life's
                        Registration Statement on Form S-1).(1)(10)

        10.2            Second Amended and Restated 1998 Stock Option Plan effective
                        October 22, 1998 (incorporated herein by reference to
                        Exhibit 10.3 to Scottish Annuity & Life's Registration
                        Statement on Form S-1).(1)(10)

        10.3            Form of Stock Option Agreement in connection with 1998 Stock
                        Option Plan (incorporated herein by reference to Exhibit
                        10.4 to Scottish Annuity & Life's Registration Statement on
                        Form S-1).(1)(10)

        10.4            Investment Management Agreement dated October 22, 1998
                        between Scottish Annuity & Life and General Re-New England
                        Asset Management, Inc. (incorporated herein by reference to
                        Exhibit 10.14 to Scottish Annuity & Life's Registration
                        Statement on Form S-1).(1)

EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
--------------          ------------------------------------------------------------
        10.5            Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Annuity &
                        Life's Registration Statement on Form S-1).(1)

        10.6            1999 Stock Option Plan (incorporated herein by reference to
                        Exhibit 10.14 to Scottish Annuity & Life's 1999 Annual
                        Report on Form 10-K).(2)(10)

        10.7            Form of Stock Options Agreement in connection with 1999
                        Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Annuity & Life's 1999 Annual
                        Report on Form 10-K).(2)(10)

        10.8            Employment Agreement dated September 18, 2000 between
                        Scottish Annuity & Life and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Annuity &
                        Life's 2000 Annual Report on Form 10-K).(3)(10)

        10.9            Share Purchase Agreement by and between Scottish Annuity &
                        Life and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Annuity & Life's Current Report on
                        Form 8-K).(7)

        10.10           Amendment No. 1, dated November 8, 2001, to Share Purchase
                        Agreement dated August 6, 2001 by and between Scottish
                        Annuity & Life and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

        10.11           2001 Stock Option Plan (incorporated herein by reference to
                        Exhibit 10.17 to Scottish Annuity & Life's 2001 Annual
                        Report on Form 10-K).(4)(10)

        10.12           Form of Nonqualified Stock Option Agreement in connection
                        with 2001 Stock Option Plan. (incorporated herein by
                        reference to Exhibit 10.17 to Scottish Annuity & Life's 2001
                        Annual Report on Form 10-K).(4)(10)

        10.13           Service Agreement dated December 31, 2001 between World-Wide
                        Holdings, Paul Andrew Bispham and Scottish Annuity &
                        Life.(4)(10)

        10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Annuity & Life and Pacific Life
                        (incorporated by reference to Scottish Annuity & Life's
                        Current Report on Form 8-K).(5)

        10.15           Stockholder Agreement dated December 31, 2001 between
                        Scottish Annuity & Life and Pacific Life (incorporated by reference to Scottish Annuity & Life's Current Report on
                        Form 8-K).(5)

        10.16           Tax Deed of Covenant dated December 31, 2001 between
                        Scottish Annuity & Life and Pacific Life (incorporated by reference to Scottish Annuity & Life's Current Report on
                        Form 8-K).(5)

        10.17           Letter Agreement dated December 28, 2001 between Scottish
                        Annuity & Life and Pacific Life (incorporated by reference to Scottish Annuity & Life's Current Report on Form 8-K).(5)

        10.18           Form of Indemnification Agreement between Scottish Annuity &
                        Life and each of its directors and officers (incorporated by reference to Scottish Annuity & Life's Amended Quarterly
                        Report on Form 10-Q/A for the period ended June 30,
                        2002).(8)(10)

        10.19           Employment Agreement dated July 1, 2002 between Scottish
                        Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A.
                        McAvity, Jr. (incorporated by reference to Scottish Annuity
                        & Life's Amended Quarterly Report on Form 10-Q/A for the
                        period ended June 30, 2002).(8)(10)

EXHIBIT NUMBER                            DESCRIPTION OF DOCUMENT
--------------          ------------------------------------------------------------
        10.20           Employment Agreement dated June 3, 2002 between Scottish Re
                        (U.S.), Inc. and J. Clay Moye, III (incorporated by
                        reference to Scottish Annuity & Life's Amended Quarterly
                        Report on Form 10-Q/A for the period ended June 30,
                        2002).(8)(10)

        10.21           Employment Agreement dated June 1, 2002 between Scottish
                        Annuity & Life and Elizabeth Murphy (incorporated by reference to Scottish Annuity & Life's Amended Quarterly
                        Report on Form 10-Q/A for the period ended June 30,
                        2002).(8)(10)

        10.22           Employment Agreement dated June 1, 2002 between Scottish
                        Annuity & Life and Clifford J. Wagner (incorporated by reference to Scottish Annuity & Life's Amended Quarterly
                        Report on Form 10-Q/A for the period ended June 30,
                        2002).(8)(10)

        10.23           Employment Agreement dated July 8, 2002 between Scottish
                        Annuity & Life and Scott E. Willkomm (incorporated by reference to Scottish Annuity & Life's Amended Quarterly
                        Report on Form 10-Q/A for the period ended June 30,
                        2002).(8)(10)

        10.24           Employment Agreement dated February 10, 2003 between
                        Scottish Annuity & Life and Michael C. French.(10)

        10.25           Employment Agreement dated February 10, 2003 between
                        Scottish Annuity & Life and Oscar R. Scofield.(10)

        10.26           Amended employment Agreement dated February 10, 2003 between
                        Scottish Annuity & Life and Thomas A. McAvity.(10)

        10.27           Indenture, dated November 22, 2002, between Scottish Annuity
                        & Life and The Bank of New York (incorporated herein by
                        reference to Scottish Annuity & Life's Registration
                        Statement on Form S-3).(9)

        10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Annuity & Life and Bear Stearns & Co. and
                        Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Annuity & Life's Registration
                        Statement on Form S-3).(9)

        21.1            Subsidiaries of Registrant.

        23.1            Consent of Ernst & Young LLP.

        24.1            Power of Attorney.

        99.1            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.2            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

        99.3            Certification Pursuant to 18 U.S.C. Section 1350, as Adopted
                        Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

------------------------

(1) Scottish Annuity & Life's Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.

(2) Scottish Annuity & Life's 1999 Annual Report on Form 10-K was filed with the SEC on April 3, 2000.

(3) Scottish Annuity & Life's 2000 Annual Report on Form 10-K was filed with the SEC on March 30, 2001.

(4) Scottish Annuity & Life's 2001 Annual Report on Form 10-K was filed with the SEC on March 5, 2002.

(5) Scottish Annuity & Life's Current Report on Form 8-K was filed with the SEC on December 31, 2001.

(6) Scottish Annuity & Life's Current Report on Form 8-K/A was filed with the SEC on January 11, 2002.

(7) Scottish Annuity & Life's Current Report on Form 8-K was filed with the SEC on August 9, 2001.

(8) Scottish Annuity & Life's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.

(9) Scottish Annuity & Life's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.

(10) This exhibit is a management contract or compensatory plan or arrangement.

B.  FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors..............................     67
Consolidated Balance Sheets.................................     68
Consolidated Statements of Income...........................     69
Consolidated Statements of Comprehensive Income.............     70
Consolidated Statements of Shareholders' Equity.............     71
Consolidated Statements of Cash Flows.......................     72
Notes to Consolidated Financial Statements..................     73

    All other schedules are omitted because they are either not applicable or the required information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements or Notes thereto appearing elsewhere in this Form 10-K.

C.  REPORTS ON FORM 8-K

    The following reports on Form 8-K were filed with the SEC during the three months ended December 31, 2002:

    Scottish Annuity & Life filed a report on Form 8-K on November 18, 2002 to report under Item 5 (Other Events and Required FD Disclosure) which attached as Exhibits 99.1 and 99.2 and incorporated by reference (i) the Historical Consolidated Financial Statements of World-Wide Holdings, including its Consolidated Balance Sheet at September 30, 2001 and 2000 and the Consolidated Statements of Income, Comprehensive Income, Shareholders' Equity and Cash Flows for each of the two years in the period ended September 30, 2001 and (ii) the Unaudited Pro Forma Condensed Combined Statement of Income of Scottish
Annuity & Life for the period ended December 31, 2001. Such report on Form 8-K also reported that Scottish Annuity & Life had issued a press release announcing the offering of 4.50% Senior Convertible Notes due 2022. A copy of the press release was filed as Exhibit 99.3 thereto.

    Scottish Annuity & Life filed a report on Form 8-K on November 19, 2002 to report under Item 5 (Other Events and Required FD Disclosure) that it had issued a press release announcing the pricing of a private offering of convertible notes. A copy of the press release was filed as Exhibit 99.1 thereto.

    Scottish Annuity & Life filed a report on Form 8-K on November 27, 2002 to report under Item 5 (Other Events and Required FD Disclosure) that it had issued a press release announcing the closing of the exercise of the over-allotment option in connection with its previously announced offering of 4.50% Senior Convertible Notes due 2022, which offering closed on November 22, 2002. A copy of the press release was filed as Exhibit 99.1 thereto.

                         REPORT OF INDEPENDENT AUDITORS

To the Shareholders and Board of Directors
Scottish Annuity & Life Holdings, Ltd.

    We have audited the accompanying consolidated balance sheets of Scottish Annuity & Life Holdings, Ltd. and subsidiaries as of December 31, 2002 and 2001, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Annuity & Life Holdings, Ltd. and subsidiaries at December 31, 2002 and 2001, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States of America.

    As discussed in Note 2 to the financial statements, in 2002 the Company changed its accounting for goodwill and in 2001 the Company changed its accounting for certain investments.

                                          /s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
February 11, 2003

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                          CONSOLIDATED BALANCE SHEETS

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
ASSETS
Fixed maturity investments, available for sale, at fair
  value (Amortized cost $991,304; 2001 -- $588,542).........   $1,003,946     $  583,890
Investment in unit-linked securities........................       16,497         20,705
Cash and cash equivalents...................................      149,666         97,164
Other investments...........................................        5,631         10,922
Funds withheld at interest..................................    1,101,836        562,446
                                                               ----------     ----------
  Total investments.........................................    2,277,576      1,275,127
Accrued interest receivable.................................       11,910          9,335
Reinsurance balances and risk fees receivable...............       38,988         56,310
Deferred acquisition costs..................................      213,516        113,898
Amounts recoverable from reinsurers.........................       22,608         19,212
Present value of in-force business..........................       18,181         20,383
Goodwill....................................................       35,847         30,970
Fixed assets................................................        6,493          5,459
Due from related party......................................          817          1,892
Other assets................................................       11,702          6,180
Segregated assets...........................................      653,588        602,800
                                                               ----------     ----------
  Total assets..............................................   $3,291,226     $2,141,566
                                                               ==========     ==========
LIABILITIES
Reserves for future policy benefits.........................   $  386,807     $  379,618
Interest sensitive contract liabilities.....................    1,567,176        718,815
Unit-linked contract liabilities............................       17,069         25,503
Borrowings..................................................           --         65,145
Accounts payable and accrued expenses.......................       19,061          8,184
Reinsurance balances payable................................       12,989          4,259
Current income tax payable..................................        1,873            359
Deferred tax liability......................................        9,071          5,601
Long term debt..............................................      132,500             --
Segregated liabilities......................................      653,588        602,800
                                                               ----------     ----------
  Total liabilities.........................................    2,800,134      1,810,284
                                                               ----------     ----------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
Issued and fully paid: 26,927,456 ordinary shares
  (2001-20,144,956).........................................          269            201
Additional paid-in capital..................................      416,712        301,542
Accumulated other comprehensive income (loss)...............       13,467         (3,626)
Retained earnings...........................................       60,644         33,165
                                                               ----------     ----------
  Total shareholders' equity................................      491,092        331,282
                                                               ----------     ----------
Total liabilities and shareholders' equity..................   $3,291,226     $2,141,566
                                                               ==========     ==========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                       CONSOLIDATED STATEMENTS OF INCOME

    (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT PER SHARE DATA)

                                                     YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                  DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                                  -----------------   -----------------   -----------------
REVENUES
Premiums earned.................................     $   202,536         $    68,344         $    37,086
Fee income......................................           6,583               4,809               2,246
Investment income, net..........................         107,992              51,691              44,793
Realized losses.................................         (11,231)             (3,882)               (191)
                                                     -----------         -----------         -----------
  Total revenues................................         305,880             120,962              83,934
                                                     -----------         -----------         -----------
BENEFITS AND EXPENSES
Claims and other policy benefits................         141,867              51,245              23,606
Interest credited to interest sensitive contract
  liabilities...................................          48,431              17,578              17,390
Acquisition costs and other insurance expenses,
  net...........................................          60,073              24,328              17,152
Operating expenses..............................          23,771               9,103               9,864
Interest expense................................           1,414               1,404                  --
                                                     -----------         -----------         -----------
  Total benefits and expenses...................         275,556             103,658              68,012
                                                     -----------         -----------         -----------
Net income before income taxes..................          30,324              17,304              15,922
Income tax expense (benefit)....................          (2,200)                 59                 (49)
                                                     -----------         -----------         -----------
Income before cumulative effect of change in
  accounting principle..........................          32,524              17,245              15,971
Cumulative effect of change in accounting
  principle.....................................              --                (406)                 --
                                                     -----------         -----------         -----------
NET INCOME......................................     $    32,524         $    16,839         $    15,971
                                                     ===========         ===========         ===========
EARNINGS PER SHARE-BASIC
Income before cumulative effect of change in
  accounting principle..........................     $      1.29         $      1.10         $      1.01
Cumulative effect of change in accounting
  principle.....................................              --               (0.02)                 --
                                                     -----------         -----------         -----------
NET INCOME......................................     $      1.29         $      1.08         $      1.01
                                                     ===========         ===========         ===========
EARNINGS PER SHARE-DILUTED
Income before cumulative effect of change in
  accounting principle..........................     $      1.23         $      1.04         $      1.00
Cumulative effect of change in accounting
  principle.....................................              --               (0.02)                 --
                                                     -----------         -----------         -----------
NET INCOME......................................     $      1.23         $      1.02         $      1.00
                                                     ===========         ===========         ===========
Dividends per share.............................     $      0.20         $      0.20         $      0.20
                                                     ===========         ===========         ===========
Weighted average number of ordinary shares
  outstanding:
  Basic.........................................      25,190,283          15,646,106          15,849,657
                                                     ===========         ===========         ===========
  Diluted.......................................      26,505,612          16,485,338          15,960,542
                                                     ===========         ===========         ===========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                               -----------------   -----------------   -----------------
Net income...................................       $32,524             $16,839             $15,971
                                                    -------             -------             -------
Other comprehensive income (loss), net of
  tax:
Unrealized appreciation (depreciation) on
  investments................................        18,049              (3,000)             11,674
Add: reclassification adjustment for
  investment gains (losses) included in net
  income.....................................        (5,493)              3,196                 189
                                                    -------             -------             -------
Net unrealized appreciation on investments,
  net of income tax expense (benefit) of
  $3,853, $(1,376) and $349..................        12,556                 196              11,863
Cumulative translation adjustment............         5,908                  --                  --
Minimum pension liability adjustment, net of
  income tax benefit of $588.................        (1,371)                 --                  --
                                                    -------             -------             -------
Other comprehensive income...................        17,093                 196              11,863
                                                    -------             -------             -------
Comprehensive income.........................       $49,617             $17,035             $27,834
                                                    =======             =======             =======

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

 (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS, EXCEPT FOR NUMBER OF SHARES)

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                               -----------------   -----------------   -----------------
Ordinary shares:
  Beginning of year..........................     20,144,956          15,614,240          16,046,740
  Repurchase of shares.......................             --            (100,000)           (432,500)
  Ordinary shares issued.....................      6,750,000                  --                  --
  Issuance to Pacific Life Insurance
    Company..................................             --           4,532,380                  --
  Issuance to employees on exercise of
    options..................................         32,500              98,336                  --
                                                  ----------          ----------          ----------
  End of year................................     26,927,456          20,144,956          15,614,240
                                                  ----------          ----------          ----------
Share capital:
  Beginning of year..........................     $      201          $      156          $      160
  Repurchase of shares.......................             --                  (1)                 (4)
  Ordinary shares issued.....................             68                  --                  --
  Issuance to Pacific Life Insurance
    Company..................................             --                  45                  --
  Issuance to employees on exercise of
    options..................................             --                   1                  --
                                                  ----------          ----------          ----------
  End of year................................            269                 201                 156
                                                  ----------          ----------          ----------
Additional paid in capital:
  Beginning of year..........................        301,542             223,771             227,535
  Repurchase of shares.......................             --              (1,483)             (3,793)
  Ordinary shares issued.....................        114,252                  --                  --
  Issuance to Pacific Life Insurance
    Company..................................             --              77,955                  --
  Issuance to employees on exercise of
    options..................................            279               1,299                  --
  Modification of option awards..............            639                  --                  29
                                                  ----------          ----------          ----------
  End of year................................        416,712             301,542             223,771
                                                  ----------          ----------          ----------
Accumulated other comprehensive income
  (loss):
  Unrealized appreciation on investments
  Beginning of year..........................         (3,626)             (3,822)            (15,685)
  Change in period (net of tax)..............         12,556                 196              11,863
                                                  ----------          ----------          ----------
  End of year................................          8,930              (3,626)             (3,822)
  Cumulative translation adjustment..........          5,908                  --                  --
  Minimum pension liability adjustment.......         (1,371)                 --                  --
                                                  ----------          ----------          ----------
Total accumulated other comprehensive income
  (loss).....................................         13,467              (3,626)             (3,822)
                                                  ----------          ----------          ----------
Retained earnings:
  Beginning of year..........................         33,165              19,459               6,651
  Net income.................................         32,524              16,839              15,971
  Dividends paid.............................         (5,045)             (3,133)             (3,163)
                                                  ----------          ----------          ----------
  End of year................................         60,644              33,165              19,459
                                                  ----------          ----------          ----------
Total shareholders' equity...................     $  491,092          $  331,282          $  239,564
                                                  ==========          ==========          ==========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

               (EXPRESSED IN THOUSANDS OF UNITED STATES DOLLARS)

                                                       YEAR ENDED          YEAR ENDED          YEAR ENDED
                                                    DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                                    -----------------   -----------------   -----------------
Operating activities
Net income........................................      $  32,524           $  17,245           $  15,971
Items not affecting cash:
  Net realized losses.............................         11,231               3,882                 191
  Amortization of investments.....................            667              (1,484)               (604)
  Amortization of deferred acquisition costs......         28,179              11,117              10,873
  Amortization of present value of in-force
    business......................................          2,777                 206                  67
  Changes in assets and liabilities:
    Accrued interest..............................         (2,575)                (19)             (1,156)
    Reinsurance balances and risk fees
      receivable..................................         27,944             (28,281)            (20,419)
    Deferred acquisition costs....................       (127,797)            (94,092)            (39,875)
    Deferred tax benefit..........................            863              (1,293)               (324)
    Due from related party........................          1,075                 218                (257)
    Other assets..................................           (804)             (8,218)               (534)
    Current income tax receivable and payable.....          1,514               1,351                 110
    Reserve for future policy benefits............         (1,377)            131,627              85,038
    Interest sensitive contract liabilities, net
      of funds withheld at interest...............         16,260               9,485              17,404
    Unit linked contract liabilities..............        (11,280)                 --                  --
    Accounts payable and accrued expenses.........          9,504              (9,388)             14,520
    Other.........................................          2,111              (1,076)                809
                                                        ---------           ---------           ---------
  Net cash provided by (used in) operating
    activities....................................         (9,184)             31,280              81,814
                                                        ---------           ---------           ---------
INVESTING ACTIVITIES
Purchase of fixed maturity investments............       (710,791)           (309,373)           (148,384)
Proceeds from sales of fixed maturity
  investments.....................................        183,588             297,337              69,172
Proceeds from maturity of investments.............        122,000              86,135              57,702
Proceeds from sale (purchase) of other
  investments.....................................          5,291             (10,108)                 --
Cost of acquisition of World-Wide Holdings........         (2,270)                 --                  --
Cash acquired on purchase of subsidiary...........             --              13,786                  --
Due to related party on purchase of subsidiary....             --                  --             (11,562)
Purchase of fixed assets..........................         (1,034)             (3,870)             (1,988)
                                                        ---------           ---------           ---------
  Net cash provided by (used in) investing
    activities....................................       (403,216)             73,907             (35,060)
                                                        ---------           ---------           ---------
FINANCING ACTIVITIES
Deposits to interest sensitive contract
  liabilities.....................................        320,338              83,137               9,399
Withdrawals from interest sensitive contract
  liabilities.....................................        (27,627)           (200,751)            (30,430)
Borrowings........................................        (65,145)             65,145                  --
Issuance of ordinary shares.......................        114,599               1,299                  --
Repurchase of ordinary shares.....................             --              (1,483)             (3,797)
Issuance of long term debt........................        127,782                  --                  --
Dividends paid....................................         (5,045)             (3,133)             (3,163)
                                                        ---------           ---------           ---------
  Net cash provided by (used in) financing
    activities....................................        464,902             (55,786)            (27,991)
                                                        ---------           ---------           ---------
Net change in cash and cash equivalents...........         52,502              49,401              18,763
Cash and cash equivalents, beginning of year......         97,164              47,763              29,000
                                                        ---------           ---------           ---------
Cash and cash equivalents, end of year............      $ 149,666           $  97,164           $  47,763
                                                        =========           =========           =========

          See Accompanying Notes to Consolidated Financial Statements

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              (DECEMBER 31, 2002)

1.  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION

ORGANIZATION

    Scottish Annuity & Life Holdings, Ltd. is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management. We have operating companies in Bermuda, the Cayman Islands, Ireland, Luxembourg the United Kingdom and the United States.

BUSINESS

LIFE REINSURANCE

    In our Life Reinsurance North America business, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies.

    We assume risks associated with primary life insurance policies and annuities, both in force and new business. We reinsure: (i) mortality,
(ii) investment, (iii) persistency, and (iv) expense risks. Scottish Re
(U.S.), Inc. originates reinsurance business predominantly by marketing its products and services directly to U.S. life insurance and reinsurance companies. Scottish Annuity & Life Insurance Company (Cayman) Ltd. originates reinsurance business predominantly through reinsurance brokers and intermediaries. In our Life Reinsurance International business we specialize in the reinsurance of risks associated with group life insurance, individual life insurance, airline pilot "loss of license" insurance, and to a lesser extent certain dread disease insurance. World-Wide Reassurance primarily targets customers in developing markets as well as selected developed markets. The developing markets include Asia, Latin America, the Middle East, North Africa and Southern and Eastern Europe. In the more developed markets, World-Wide Reassurance targets "niche" market sectors that require a high degree of knowledge and experience. World-Wide Reassurance markets its products through international brokers and its own marketing staff.

WEALTH MANAGEMENT

    In our Wealth Management business, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families, for insurance, investment and estate planning purposes. For us, high net worth generally means individuals and families with a liquid net worth in excess of $10 million. Variable life insurance and variable annuities have a cash value component that is placed in a separate account and invested by us on behalf of the policyholder with a money manager. Through our Bermuda, Cayman Islands and Luxembourg insurance companies, we have the flexibility to offer products that permit the use of private independent money managers to manage the separate accounts. The money managers can utilize investment strategies not typically available in variable insurance products issued to the general public.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

1.  ORGANIZATION, BUSINESS AND BASIS OF PRESENTATION (CONTINUED)
BASIS OF PRESENTATION

    ACCOUNTING PRINCIPLES--Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all amounts are reported in thousands of United States dollars (except per share amounts). Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

    CONSOLIDATION--We consolidate the results of all our subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Prior period amounts have been reclassified to conform to the current year presentation. The acquisition of World-Wide Holdings is reflected in our consolidated balance sheet at December 31, 2001. No impact from the World-Wide Holdings acquisition has been reflected in our consolidated statements of income in 2000 and 2001 as the transaction was completed at the close of business on December 31, 2001.

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

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

    The following are the significant accounting policies adopted by the
Company:

    A. Fixed maturity investments

    Fixed maturities are classified as available for sale, and accordingly, we carry these investments at fair values on our consolidated balance sheets. The fair value of fixed maturities is calculated using quoted market prices provided by independent pricing services. The cost of fixed maturities is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss) in shareholders' equity. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities. Interest is recorded on the accrual basis.

    Short-term investments are carried at cost, which approximates fair value.

    Realized gains (losses) on securities are determined on a specific identification method. We track the cost of each security purchased so that we are able to identify and record a gain or loss when it is subsequently sold. In addition, declines in fair value that are determined to be other than temporary are included in realized gains (losses) in the consolidated statements of income. Realized gains and losses are stated net of associated amortization of deferred acquisition costs. EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," ("EITF 99-20") applies to all securities, purchased or retained, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. Such securities include many collateralized mortgage, bond, debt and loan obligations (CMO, CBO, CDO,

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) and CLO), mortgage-backed securities and asset-backed securities. EITF 99-20 significantly changes the method of assessing "other than temporary impairments" and for recognizing interest income. A decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. Interest income is based on prospective estimates of future cash flows.

    EITF 99-20 is effective for fiscal quarters beginning after March 15, 2001. We reviewed all applicable securities held at June 30, 2001 and identified a required write down in the amount of $406,000. This is shown in the consolidated statements of income as a cumulative effect of change in accounting principle.

    Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

    When a decline is considered to be "other than temporary" a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

    B.  Investment in unit-linked securities

    Unit-linked securities are comprised of investments in a unit trust denominated in British pounds. These investments were acquired as part of the purchase of World-Wide Holdings on December 31, 2001 and are recorded at quoted market value. Changes in market value are recorded as realized gains or losses in total revenue. Investment income is recorded as revenue. The investment results of the unit-linked securities are generally passed on to the policyholder (See Note 2L).

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

    E.  Revenue recognition

        (i) Reinsurance premiums from traditional life policies and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Benefits and expenses are matched with such income so as to result in the recognition of profits over the life of the contracts. This is achieved

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED) by means of the provision for liabilities for future policy benefits and deferral and subsequent amortization of policy acquisition costs.

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

    (iv) Realized capital gains and losses include gains and losses on the sale of investments available for sale and fixed assets and amounts recognized for other than temporary impairments on fixed maturities. Realized capital gains and losses are stated net of associated amortization of deferred acquisition costs.

    F.  Deferred acquisition costs

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

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    The development of and amortization of deferred acquisition costs for our products requires management to make estimates and assumptions. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related estimates.

    G. Present value of in-force business

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

    H. Goodwill

    Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. In June 2001, the Financial Accounting Standards Board issued SFAS 142, "Goodwill and Other Intangible Assets", effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

    We applied the new rules on accounting for goodwill and other intangible assets during 2002. Goodwill recognized in the consolidated balance sheet was assigned to reporting units. Goodwill was tested for impairment in 2002. There was no impairment in goodwill recognized on initial adoption. Our reported earnings and financial position for 2001 do not reflect significant amounts of amortization of goodwill. During the year we finalized the goodwill arising on the acquisition of World-Wide Holdings. Goodwill arising on this acquisition amounts to $35.5 million in comparison with $30.6 million at December 31, 2001. The increase has arisen from additional legal, professional and other costs relating to the acquisition and finalization of the deferred tax balance existing at the date of the acquisition.

    I.  Fixed assets and leasehold improvements

    Fixed assets include leasehold improvements, furniture and fittings and computer equipment. They are recorded at cost and are depreciated over their estimated useful lives ranging between 1 and 5 years on a straight-line basis. Accumulated depreciation at December 31, 2002 and 2001 amounted to $2.9 million and $1.8 million, respectively.

    J.  Reserves for future policy benefits

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

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    For traditional life policies, future benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. If the liabilities for future policy benefits plus the present value of expected future gross premiums for a product are insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income.

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

    L.  Unit-linked contract liabilities

    Unit-linked contract liabilities assumed by World-Wide Reassurance are recorded at account value and represent contracts in which the investment results attained are generally passed through to the policyholder. The investment results are capital gains and losses, net of tax. Amounts are credited to these products based on the underlying investment results of the unit-linked securities (see Note 2B).

    M. Income taxes

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

    N. Stock-based compensation

    We apply the intrinsic value method as detailed in Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock option plans. We do not recognize compensation cost because our options are issued with an exercise price equal to the market price of the stock on the date of issue. Note 16 contains a summary of the pro forma effects to reported net income and earnings per share for 2002, 2001 and 2000 had we elected to recognize compensation cost based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

    O. Earnings per share

    In accordance with SFAS No. 128, basic earnings per share is calculated based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings per share assume the exercise of all dilutive stock options and warrants using the treasury stock method.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
    P.  Segregated assets

    Separate account investments are in respect of wealth management clients and include the net asset values of the underlying funds plus separate cash and cash equivalent balances less separate account fees payable to us. The funds in the separate accounts are not part of our general funds and are not available to meet our general obligations. The assets and liabilities of these transactions move in tandem. The client bears the investment risk on the account and we receive an asset-based fee for providing this service that is recorded as fee income. Included in these accounts is a total return swap transaction totaling approximately $26.7 million on behalf of a wealth management client.

    Q. Segregated liabilities

    Separate account liabilities include amounts set aside to pay the deferred variable annuities and the cash values associated with life insurance policies. These balances consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each separate account, less fees and withdrawals. These liabilities also include an amount in respect of a total return swap transaction totaling approximately $26.7 million.

    R. Fair value of financial instruments

    The fair value of assets and liabilities included on the consolidated balance sheets which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximate the carrying amount presented in the consolidated financial statements.

3.  BUSINESS ACQUISITIONS

    On December 31, 2001, we completed the purchase of World-Wide Holdings and its wholly owned subsidiary World-Wide Reassurance. We issued 4,532,380 ordinary shares with a value of $78.0 million to Pacific Life in exchange for all of the outstanding shares of World-Wide Holdings. The excess of the purchase price over net assets acquired was $35.5 million, which is recorded as goodwill and included in other intangible assets on the balance sheet at December 31, 2002.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

3.  BUSINESS ACQUISITIONS (CONTINUED)
    Pro forma information related to our acquisition of World-Wide Holdings is prepared for the years ended 2001 and 2000, and illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented.

                                 YEAR ENDED DECEMBER 31, 2001                YEAR ENDED DECEMBER 31, 2000
                           -----------------------------------------   -----------------------------------------
                              SCOTTISH                                    SCOTTISH
                           ANNUITY & LIFE   WORLD-WIDE     COMBINED    ANNUITY & LIFE   WORLD-WIDE     COMBINED
                           HOLDINGS, LTD.   HOLDINGS(1)      (2)       HOLDINGS, LTD.   HOLDINGS(1)      (2)
                           --------------   -----------   ----------   --------------   -----------   ----------
Revenues.................     $120,962        $36,699      $157,661       $83,934         $37,674      $120,698
                              ========        =======      ========       =======         =======      ========
Income before cumulative
  effect of change in
  accounting principle...     $ 17,245        $ 2,702      $ 19,310       $15,971         $ 4,503      $ 19,837
Cumulative effect of
  change in accounting
  principle..............         (406)            --          (406)           --              --            --
                              --------        -------      --------       -------         -------      --------
Net income...............     $ 16,839        $ 2,702      $ 18,904       $15,971         $ 4,503      $ 19,837
                              ========        =======      ========       =======         =======      ========
Earnings per share(3)
Basic
  Income before
    cumulative effect of
    change in accounting
    principle............     $   1.10                     $   0.96       $  1.01                      $   0.97
  Cumulative effect of
    change in accounting
    principle............        (0.02)                       (0.02)           --                            --
                              --------                     --------       -------                      --------
  Net income.............     $   1.08                     $   0.94       $  1.01                      $   0.97
                              ========                     ========       =======                      ========

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

3.  BUSINESS ACQUISITIONS (CONTINUED)

                         YEAR ENDED DECEMBER 31,                      YEAR ENDED DECEMBER 31,
                                   2001                                         2000
                       ----------------------------                 ----------------------------
                          SCOTTISH                                     SCOTTISH
                       ANNUITY & LIFE   WORLD-WIDE                  ANNUITY & LIFE   WORLD-WIDE
                       HOLDINGS, LTD.   HOLDINGS(1)   COMBINED(2)   HOLDINGS, LTD.   HOLDINGS(1)   COMBINED(2)
                       --------------   -----------   -----------   --------------   -----------   -----------
Diluted
  Income before
    cumulative effect
    of change in
    accounting
    principle........      $1.04                         $0.92          $1.00                         $0.97
  Cumulative effect
    of change in
    accounting
    principle........      (0.02)                        (0.02)                                          --
                           -----                         -----          -----                         -----
Net income...........      $1.02                         $0.90          $1.00                         $0.97
                           =====                         =====          =====                         =====

------------------------

(1) World-Wide Holdings results are for the year ended September 30, 2001 and 2000.

(2) Combined amounts include pro forma adjustments.

(3) Combined amounts are calculated using historical weighted average number of shares plus 4,532,380 ordinary shares issued to acquire World-Wide Holdings.

    The acquisition described above was accounted for by the purchase method of accounting. In accordance with APB Opinion No. 16, "Business Combinations," the accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date.

4.  BUSINESS SEGMENTS

    We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our main lines of business are Life Reinsurance and Wealth Management.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

4.  BUSINESS SEGMENTS (CONTINUED)
    The segment reporting for the lines of business is as follows:

                                                       YEAR ENDED DECEMBER 31, 2002
                                                      -------------------------------
                                   LIFE REINSURANCE   LIFE REINSURANCE      WEALTH
                                    NORTH AMERICA      INTERNATIONAL      MANAGEMENT     OTHER      TOTAL
                                   ----------------   ----------------   ------------   --------   --------
Premiums earned..................      $122,794             $79,742         $    --     $    --    $202,536
Investment income, net...........        97,406               6,716             101       3,769     107,992
Realized gains (losses)..........        (4,832)             (5,942)           (636)        179     (11,231)
Fee income.......................         3,148                  --           3,435          --       6,583
                                       --------             -------         -------     -------    --------
Total revenues...................       218,516              80,516           2,900       3,948     305,880
                                       --------             -------         -------     -------    --------
Claims and other policy
  benefits.......................        91,774              50,093              --          --     141,867
Interest credited to interest
  sensitive contract
  liabilities....................        48,140                 291              --          --      48,431
Acquisition costs and other
  insurance expenses, net........        48,401               8,281           3,391          --      60,073
Operating expenses...............         7,323               6,647           1,703       8,098      23,771
Interest expense.................            --                  --              --       1,414       1,414
                                       --------             -------         -------     -------    --------
Total benefits and expenses......       195,638              65,312           5,094       9,512     275,556
                                       --------             -------         -------     -------    --------
Net income before income taxes...      $ 22,878             $15,204         $(2,194)    $(5,564)   $ 30,324
                                       ========             =======         =======     =======    ========

                                                          YEAR ENDED DECEMBER 31, 2001
                                     ----------------------------------------------------------------------
                                     LIFE REINSURANCE   LIFE REINSURANCE     WEALTH
                                      NORTH AMERICA      INTERNATIONAL     MANAGEMENT    OTHER      TOTAL
                                     ----------------   ----------------   ----------   --------   --------
Premiums earned....................       $68,344            $    --         $   --      $   --    $68,344
Investment income, net.............        44,151                 --             68       7,472     51,691
Realized gains (losses)............        (4,500)                --             --         618     (3,882)
Fee income.........................         1,686                 --          3,123          --      4,809
                                          -------            -------         ------      ------    -------
  Total revenues...................       109,681                 --          3,191       8,090    120,962
                                          -------            -------         ------      ------    -------
Claims and other policy benefits...        51,245                 --             --          --     51,245
Interest credited to interest
  sensitive contract liabilities...        17,578                 --             --          --     17,578
Acquisition costs and other
  insurance expenses, net..........        23,411                 --            917          --     24,328
Operating expenses.................         3,191                 --            897       5,015      9,103
Interest expense...................            --                 --             --       1,404      1,404
                                          -------            -------         ------      ------    -------
  Total benefits and expenses......        95,425                 --          1,814       6,419    103,658
                                          -------            -------         ------      ------    -------
Net income before income taxes.....       $14,256            $    --         $1,377      $1,671    $17,304
                                          =======            =======         ======      ======    =======

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

4.  BUSINESS SEGMENTS (CONTINUED)

                                                          YEAR ENDED DECEMBER 31, 2000
                                     ----------------------------------------------------------------------
                                     LIFE REINSURANCE   LIFE REINSURANCE     WEALTH
                                      NORTH AMERICA      INTERNATIONAL     MANAGEMENT    OTHER      TOTAL
                                     ----------------   ----------------   ----------   --------   --------
Premiums earned....................       $37,086            $    --         $  --       $   --    $37,086
Investment income, net.............        35,121                 --            15        9,657     44,793
Realized gains (losses)............           (64)                --            --         (127)      (191)
Fee income.........................            --                 --         2,246           --      2,246
                                          -------            -------         -----       ------    -------
  Total revenues...................        72,143                 --         2,261        9,530     83,934
                                          -------            -------         -----       ------    -------
Claims and other policy benefits...        23,606                 --            --           --     23,606
Interest credited to interest
  sensitive contract liabilities...        17,390                 --            --           --     17,390
Acquisition costs and other
  insurance expenses, net..........        16,833                 --           319           --     17,152
Operating expenses.................         6,193                 --         1,221        2,450      9,864
Interest expense...................            --                 --            --           --         --
                                          -------            -------         -----       ------    -------
  Total benefits and expenses......        64,022                 --         1,540        2,450     68,012
                                          -------            -------         -----       ------    -------
Net income before income taxes.....       $ 8,121            $    --         $ 721       $7,080    $15,922
                                          =======            =======         =====       ======    =======

ASSETS                                                        DECEMBER 31, 2002   DECEMBER 31, 2001
------                                                        -----------------   -----------------
Life Reinsurance
  North America.............................................     $2,236,089          $1,430,368
  International.............................................        265,658                  --
                                                                 ----------          ----------
Total Life Reinsurance......................................      2,501,747           1,430,368
Wealth Management...........................................        681,534             632,835
Other.......................................................        107,945              78,363
                                                                 ----------          ----------
Total.......................................................     $3,291,226          $2,141,566
                                                                 ==========          ==========

5.  FOREIGN SALES AND OPERATIONS

    Our operations include Bermuda, the Cayman Islands, Ireland, Luxembourg, the United Kingdom and the United States.

    Financial information relating to geographic areas:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                               -----------------   -----------------   -----------------
REVENUES
U.S. business................................      $208,532            $ 92,513             $44,590
Non--U.S. business...........................        97,348              28,449              39,344
                                                   --------            --------             -------
Total........................................      $305,880            $120,962             $83,934
                                                   ========            ========             =======

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

6.  EARNINGS PER ORDINARY SHARE

    The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                  YEAR ENDED          YEAR ENDED          YEAR ENDED
                                               DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                               -----------------   -----------------   -----------------
Numerator:
Net income...................................     $   32,524          $   16,839          $   15,971
                                                  ==========          ==========          ==========

Denominator:
Denominator for basic earnings per ordinary
  share -- Weighted average number of shares
  outstanding................................     25,190,283          15,646,106          15,849,657

Effect of dilutive securities:
Stock options................................        839,387             660,387             110,885
Warrants.....................................        475,942             178,845                  --
                                                  ----------          ----------          ----------
Denominator for diluted earnings per ordinary
  share......................................     26,505,612          16,485,338          15,960,542
                                                  ==========          ==========          ==========
Basic earnings per ordinary share............     $     1.29          $     1.08          $     1.01
Diluted earnings per ordinary share..........     $     1.23          $     1.02          $     1.00

7.  INVESTMENTS

    The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments at December 31, 2002 and 2001 are as follows:

                                                                   DECEMBER 31, 2002
                                             -------------------------------------------------------------
                                                                 GROSS          GROSS
                                                               UNREALIZED     UNREALIZED    ESTIMATED FAIR
                                             AMORTIZED COST   APPRECIATION   DEPRECIATION       VALUE
                                             --------------   ------------   ------------   --------------
U.S. Treasury securities and U.S.
  government agency obligations............     $ 12,943         $   865       $     --       $   13,808
Corporate securities.......................      537,601          17,657         (5,322)         549,936
Municipal bonds............................        1,659              --             (1)           1,658
Mortgage and asset backed securities.......      439,101          10,265        (10,822)         438,544
                                                --------         -------       --------       ----------
Total......................................     $991,304         $28,787       $(16,145)      $1,003,946
                                                ========         =======       ========       ==========

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

7.  INVESTMENTS (CONTINUED)

                                                                   DECEMBER 31, 2001
                                             -------------------------------------------------------------
                                                                 GROSS          GROSS
                                                               UNREALIZED     UNREALIZED    ESTIMATED FAIR
                                             AMORTIZED COST   APPRECIATION   DEPRECIATION       VALUE
                                             --------------   ------------   ------------   --------------
U.S. Treasury securities and U.S.
  government agency obligations............     $ 10,459         $   15        $   (446)       $ 10,028
Corporate securities.......................      306,097          4,171          (4,377)        305,891
Municipal bonds............................        1,000             --             (28)            972
Mortgage and asset backed securities.......      267,127          2,151          (6,138)        263,140
Debt securities issued by foreign
  governments..............................        3,859             --              --           3,859
                                                --------         ------        --------        --------
Total......................................     $588,542         $6,337        $(10,989)       $583,890
                                                ========         ======        ========        ========

    The contractual maturities of the fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                                 DECEMBER 31, 2002
                                                       -------------------------------------
                                                       AMORTIZED COST   ESTIMATED FAIR VALUE
                                                       --------------   --------------------
Due in one year or less..............................     $ 88,968           $   90,147
Due in one year through five years...................      294,424              301,830
Due in five years through ten years..................      147,162              151,345
Due after ten years..................................       21,649               22,080
                                                          --------           ----------
                                                           552,203              565,402
Mortgage and asset backed securities.................      439,101              438,544
                                                          --------           ----------
Total................................................     $991,304           $1,003,946
                                                          ========           ==========

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

7.  INVESTMENTS (CONTINUED)

    Gross realized gains and losses are as follows:

                                          YEAR ENDED          YEAR ENDED          YEAR ENDED
                                       DECEMBER 31, 2002   DECEMBER 31, 2001   DECEMBER 31, 2000
                                       -----------------   -----------------   -----------------
Proceeds from sale of investments....      $ 183,588           $ 297,337           $ 69,172
                                           =========           =========           ========
Gross realized gains.................      $   7,968           $   5,160           $    404
Gross realized losses (1)............        (18,595)             (9,064)              (608)
                                           ---------           ---------           --------
Net realized losses..................        (10,627)             (3,904)              (204)
Other gains and losses...............           (604)                 22                 13
                                           ---------           ---------           --------
Realized losses......................      $ (11,231)          $  (3,882)          $   (191)
                                           =========           =========           ========

------------------------

(1) Includes $10.0 million in 2002 and $4.0 million in 2001 in respect of fixed maturity investments written down to estimated realizable values and $2.5 million in 2002 and $2.9 million in 2001 in respect of modified coinsurance receivables written down due to estimated realizable values.

    At December 31, 2002 and 2001, we did not have a material concentration of investments in fixed income securities in a single issuer, industry or geographic location.

8.  FUNDS WITHHELD AT INTEREST

    At December 31, 2002, we had four modified coinsurance arrangements with two ceding companies. We had three contracts with Lincoln National Insurance Company that account for $1.1 billion (98%) of the funds withheld balances. The other contract is with Illinois Mutual Insurance Company. At December 31, 2001, we had three modified coinsurance arrangements with two ceding companies. We had two contracts with Lincoln National Insurance Company that account for $500.0 million (95%) of the funds withheld balances at December 31, 2001. The other contract is with Illinois Mutual Insurance Company.

    Investment income on modified coinsurance arrangements amounted to $54.5 million and $13.8 million in the years ended December 31, 2002 and 2001, respectively.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

8.  FUNDS WITHHELD AT INTEREST (CONTINUED)
    According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of assets, excluding cash, backing our funds withheld at interest at December 31, 2002 and 2001 are as follows:

                                                          DECEMBER 31, 2002
                                        -----------------------------------------------------
                                                        GROSS          GROSS
                                        AMORTIZED     UNREALIZED     UNREALIZED    ESTIMATED
                                           COST      APPRECIATION   DEPRECIATION   FAIR VALUE
                                        ----------   ------------   ------------   ----------
U.S. Treasury securities and U.S.
  government agency obligations.......  $   10,230      $   343       $     --     $   10,573
Corporate securities..................     778,251       56,377        (12,468)       822,160
Municipal bonds.......................         501            8             --            509
Mortgage and asset backed
  securities..........................     201,887       11,364           (101)       213,150
                                        ----------      -------       --------     ----------
                                           990,869       68,092        (12,569)     1,046,392
Commercial mortgage loans.............     101,360       10,908             --        112,268
                                        ----------      -------       --------     ----------
Total.................................  $1,092,229      $79,000       $(12,569)    $1,158,660
                                        ==========      =======       ========     ==========

                                                                    DECEMBER 31, 2001
                                                   ----------------------------------------------------
                                                                  GROSS          GROSS
                                                   AMORTIZED    UNREALIZED     UNREALIZED    ESTIMATED
                                                     COST      APPRECIATION   DEPRECIATION   FAIR VALUE
                                                   ---------   ------------   ------------   ----------
Corporate securities.............................  $501,035       $7,077         $(7,977)     $500,135
Mortgage and asset backed securities.............    24,732          517            (466)       24,783
                                                   --------       ------         -------      --------
                                                   $525,767       $7,594         $(8,443)     $524,918
Commercial mortgage loans........................    35,844          608            (151)       36,301
                                                   --------       ------         -------      --------
Total............................................  $561,611       $8,202         $(8,594)     $561,219
                                                   ========       ======         =======      ========

    According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                                   DECEMBER 31, 2002
                                                            -------------------------------
                                                                             ESTIMATED FAIR
                                                            AMORTIZED COST       VALUE
                                                            --------------   --------------
Due in one year or less...................................    $    3,222       $    3,365
Due in one year through five years........................       167,900          176,823
Due in five years through ten years.......................       591,483          625,465
Due after ten years.......................................        26,377           27,589
                                                              ----------       ----------
                                                                 788,982          833,242
Mortgage and asset backed securities......................       303,247          325,418
                                                              ----------       ----------
Total.....................................................    $1,092,229       $1,158,660
                                                              ==========       ==========

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

9.  REINSURANCE CEDED

    Premiums earned are analyzed as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Premiums assumed................................    $210,166        $68,581        $37,086
Premiums ceded..................................      (7,630)          (237)            --
                                                    --------        -------        -------
Premiums earned.................................    $202,536        $68,344        $37,086
                                                    ========        =======        =======

    Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Claims and other policy benefits are net of reinsurance recoveries of $8.5 million and $0.1 million during the years ended December 31, 2002 and 2001. At December 31, 2002 and 2001, benefits recoverable of $22.6 million and $19.2 million, respectively, were ceded to reinsurers.

10.  PRESENT VALUE OF IN-FORCE BUSINESS

    A reconciliation of the present value of in-force business is as follows:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Balance at beginning of year....................     $20,383        $10,433        $10,500
Acquisition of World-Wide Holdings..............          --         10,156             --
Amortization....................................      (2,777)          (206)           (67)
Other...........................................         575             --             --
                                                     -------        -------        -------
Balance at end of year..........................     $18,181        $20,383        $10,433
                                                     =======        =======        =======

    Future estimated amortization of the present value of in-force business is as follows:

YEAR ENDING DECEMBER 31
-----------------------
2003........................................................   $1,732
2004........................................................    1,730
2005........................................................    1,876
2006........................................................    2,066
2007........................................................    2,307
Thereafter..................................................   $8,470

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

11.  REINSURANCE TRANSACTIONS

    The following table summarizes the acquisitions of in-force reinsurance transactions completed by us during 2002, 2001 and 2000. These transactions are accounted for as purchases. Our results of operations include the effects of these purchases only from the respective acquisition dates.

                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Fair value of assets acquired...........................     $26,032       $107,353        $79,496
Deferred acquisition costs..............................       6,571         11,000         10,250
                                                             -------       --------        -------
Total assets acquired...................................     $32,603       $118,353        $89,746
                                                             =======       ========        =======
Fair value of liabilities assumed.......................     $32,603       $118,353        $89,746
                                                             =======       ========        =======

12.  DEFERRED ACQUISITION COSTS

    Movement in deferred acquisition costs is as follows:

                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Balance at beginning of year....................    $113,898       $ 30,922        $ 1,920
Deferred acquisition costs on in-force
  reinsurance transactions purchased............       6,571         11,000         10,250
Expenses deferred...............................     129,306         83,092         29,625
Amortization expense............................     (28,178)       (11,116)       (10,873)
Other...........................................      (8,081)            --             --
                                                    --------       --------        -------
Balance at end of year..........................    $213,516       $113,898        $30,922
                                                    ========       ========        =======

13.  DUE FROM RELATED PARTIES

    The amount due from related parties represents premiums less expense allowances and benefits due from Pacific Life to World-Wide Reassurance as of December 31, 2002 and 2001.

14.  LONG-TERM DEBT

    Long-term debt consists of:

                                                              DECEMBER 31,   DECEMBER 31,
                                                                  2002           2001
                                                              ------------   ------------
4.5% senior convertible notes Due 2022                          $115,000        $    --
Capital securities..........................................      17,500             --
                                                                --------        -------
                                                                $132,500        $    --
                                                                ========        =======

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

14.  LONG-TERM DEBT (CONTINUED)
4.5% SENIOR CONVERTIBLE NOTES

    On November 22, 2002 and November 27, 2002 we issued $115.0 million (which includes an over allotment option of $15.0 million) of 4.5% senior convertible notes, which are due December 1, 2022, to qualified institutional buyers. The notes are general unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment with all our future subordinated indebtedness. Interest on the notes is payable on June 1 and December 1 of each year, beginning on June 1, 2003. The notes are rated Baa2 by Moody's and BBB- by Standard & Poor's.

    The notes are convertible into our ordinary shares initially at a conversion rate of 46.0617 ordinary shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $21.71 per ordinary share), subject to our right to deliver, in lieu of our ordinary shares, cash or a combination of cash and our ordinary shares. The notes are redeemable at our option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are subject to repurchase by us upon a change of control of Scottish Annuity & Life or at a holder's option on December 6, 2006, December 1, 2010, December 1, 2012 and December 1, 2017, at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are due on December 1, 2022 unless earlier converted, redeemed by us at our option or repurchased by us at a holder's option.

    A holder may surrender notes for conversion prior to the stated maturity only under the following circumstances:

    - during any conversion period if the sale price of our ordinary shares for at least 20 trading days in the period of 30 consecutive trading days ending on the first day of the conversion period exceeds 120% of the conversion price in effect on that 30th trading day;

    - during any period in which the notes are rated by either Moody's Investors Service, Inc. or Standard & Poor's Rating Group and the credit rating assigned to the notes by either rating agency is downgraded by two levels or more, suspended or withdrawn;

    - if we have called those notes for redemption; or

    - upon the occurrence of the certain specified corporate transactions. Under a registration rights agreement, we agreed to file with the Securities and Exchange Commission, a shelf registration statement, for resale of the notes and our ordinary shares issuable upon conversion of the notes. This registration statement has been filed. We have agreed to use our reasonable best efforts to cause the shelf registration statement to become effective within 180 days after the original issuance of the notes.

CAPITAL SECURITIES

    On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust") issued and sold in a public offering $17.5 million Capital Floating Rate Capital Securities ("the capital securities"). All of the common shares of the Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

14.  LONG-TERM DEBT (CONTINUED)
    The capital securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2002 the interest rate was 5.42375%. Prior to December 4, 2007 interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

    The sole assets of the Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2002 the interest rate was 5.42375%. Prior to December 4, 2007 interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

    SALIC has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures, and distributions and other payments due on the capital securities.

15.  SHAREHOLDERS' EQUITY

ORDINARY SHARES

    We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

    On April 6, 2000 our Board of Directors approved a plan to repurchase up to $20.0 million of outstanding ordinary shares. During the period May 31, 2000 to November 30, 2000 a total of 432,500 ordinary shares were repurchased for $3.8 million. As at December 31, 2000, 15,614,240 ordinary shares were outstanding.

    During 2001 we issued 98,336 ordinary shares to employees upon the exercise of stock options. In September 2001, 100,000 ordinary shares were repurchased for $1.5 million. On December 31, 2001 we issued 4,532,380 ordinary shares to Pacific Life to acquire World-Wide Holdings, resulting in 20,144,956 outstanding ordinary shares.

    On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of $114.3 million. We used

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

15.  SHAREHOLDERS' EQUITY (CONTINUED)

the proceeds of the equity offering to repay short-term borrowings of $40 million and the remainder for general corporate purposes. During 2002, we issued 32,500 shares to employees upon the exercise of stock options. At December 31, 2002, there were 26,927,456 outstanding ordinary shares.

PREFERRED SHARES

    We are authorized to issue 50,000,000 preferred shares of par value $0.01 each. At the balance sheet dates there were no preferred shares issued or outstanding.

WARRANTS

    As at December 31, 2002 and 2001 there are 2,850,000 Class A warrants and 200,000 Class B warrants outstanding, each class with an exercise price of $15.00. As at December 31, 2002 no Class A or Class B warrants have been exercised.

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

16.  EMPLOYEE BENEFIT PLANS

PENSION PLANS

    We provide retirement benefits to all employees, other than World-Wide Holdings' employees, under defined contribution plans. Defined contribution plan expenses totaled $878,000, $414,000 and $225,000 for the years ended
December 31, 2002, 2001 and 2000, respectively.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

16.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    We provide pension benefits to World-Wide Holdings' employees under a defined benefit pension plan. The defined benefit plan asset activity and movement on the defined benefit plan obligation is as follows:

                                                              DECEMBER 31,
                                                                  2002
                                                              ------------
CHANGE IN PLAN ASSETS
Fair value of plan assets at beginning of year..............     $ 3,838
Actual return on plan assets................................        (515)
Contributions...............................................       1,330
Benefits paid...............................................        (258)
                                                                 -------
Fair value of plan assets at end of year....................     $ 4,395
                                                                 =======

CHANGE IN BENEFIT OBLIGATION
Benefit obligation at beginning of year.....................     $ 4,155
Service cost................................................         314
Interest cost...............................................         243
Actuarial loss..............................................       1,666
Benefits paid...............................................        (258)
                                                                 -------
Benefits obligation at end of year..........................     $ 6,120
                                                                 =======

Funded status...............................................     $(1,725)
Unrecognized net loss.......................................       2,475
                                                                 -------
Prepaid benefit cost........................................     $   750
                                                                 =======

Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost........................................   $   750
Accumulated other comprehensive income......................    (1,959)
                                                               -------
Net amount recognized.......................................   $(1,209)
                                                               =======
WEIGHTED AVERAGE ASSUMPTIONS AS OF DECEMBER 31, 2002
  Weighted average discount rate............................       5.5%
  Expected return on plan assets............................       6.5%
  Rate of salary increases..................................      4.25%
  Rate of inflation.........................................      2.25%

    Plan assets are invested in third party investment funds that are managed externally. The assets consist of equities, fixed maturities and cash.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

16.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The components of net defined benefit pension costs are as follows:

                                                               YEAR ENDED
                                                              DECEMBER 31,
                                                                  2002
                                                              -------------
Service cost................................................      $ 314
Interest Cost...............................................        243
Expected return on plan assets..............................       (295)
                                                                  -----
Net periodic pension cost...................................      $ 262
                                                                  =====

    As a result of the accumulated benefit obligation being in excess of plan assets at December 31, 2002 a minimum pension liability adjustment, net of tax, of $1.4 million net was recorded in other accumulated comprehensive income.

401(K) PLAN

    We sponsor a 401(k) plan in the U.S. in which employee contributions on a pre-tax basis are supplemented by matching contributions. These contributions are invested, at the election of the employee, in one or more investment portfolios. Expenses for the plan amounted to $390,000, $269,000 and $72,000, respectively, in the years ended December 31, 2002, 2001 and 2000.

STOCK OPTION PLANS

    We have four stock option plans (the "1998 Plan," the "1999 Plan," the "Harbourton Plan" and the "2001 Plan," collectively the "Plans") which allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all granted options issued prior to December 31, 2001 become exercisable in three equal annual installments. Commencing January 1, 2002 all granted options will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each director, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,750,000.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

16.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    Option activity under all Plans is as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Outstanding, beginning of year..........................    2,750,601      2,320,436      2,287,434
Granted.................................................      846,500        606,000        960,500
Exercised...............................................      (32,500)       (98,336)            --
Cancelled...............................................     (181,498)       (77,499)      (927,498)
                                                            ---------      ---------      ---------
Outstanding and exercisable, end of year................    3,383,103      2,750,601      2,320,436
                                                            =========      =========      =========

Weighted average exercise price per share:
Granted.................................................    $ 18.0518      $ 14.4459      $  8.2774
Exercised...............................................    $  8.5982      $ 13.2154             --
Cancelled...............................................    $ 14.2490      $ 10.6780      $ 12.3939
Outstanding and exercisable, end of year................    $ 12.8647      $ 11.3092      $ 10.5498

    Summary of options outstanding at December 31, 2002:

                                                                   WEIGHTED
       YEAR OF         NUMBER OF        RANGE OF EXERCISE          AVERAGE       NUMBER OF SHARES   WEIGHTED AVERAGE
        GRANT            SHARES              PRICES             EXERCISE PRICE        VESTED         EXERCISE PRICE
---------------------  ----------   -------------------------   --------------   ----------------   ----------------
1998.................     536,669   $15.000                       1$5.0000             536,669          $15.0000
1999.................     785,266   $ 8.0625 -- $15.000            $9.7554             785,266          $ 9.7554
2000.................     794,333   $ 7.0000 -- $ 9.750            $8.2683             540,505          $ 8.2927
2001.................     469,335   $13.5000 -- $18.760           1$4.4828             189,022          $14.3922
2002.................     797,500   $15.5000 -- $21.510           1$8.1151              44,000          $19.5259
                       ----------   -------------------------      ---------        ----------          --------
                        3,383,103   $ 7.0000 -- $21.510           1$2.8647           2,095,462          $11.3447
                       ==========   =========================      =========        ==========          ========

                       WEIGHTED AVERAGE
       YEAR OF            REMAINING
        GRANT          CONTRACTUAL LIFE
---------------------  ----------------
1998.................    5.92 years
1999.................    5.20 years
2000.................    6.79 years
2001.................    7.39 years
2002.................    9.12 years
                         -------------
                         6.92 years
                         =============

                                                    OPTION PLANS   OPTION PLANS NOT
                                                    APPROVED BY      APPROVED BY
                                                    SHAREHOLDERS     SHAREHOLDERS     TOTAL OPTION PLANS
                                                    ------------   ----------------   ------------------
Outstanding.......................................    2,125,769        1,257,334           3,383,103
Weighted average exercise price...................   $  14.0860       $  10.7998          $  12.8647
Available for future issuance.....................       33,397          202,664             236,061

    We have adopted the disclosure provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense is recognized.

    Pro forma information regarding net income and earnings per share is required by SFAS No. 148, and has been determined as if we accounted for the employee stock options under the fair value method of that Statement.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

16.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The Black-Scholes and Binomial option-pricing models were developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

    For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. Our pro forma information is as follows:

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Net income--as reported.................................     $32,524        $16,839        $15,971
Stock-based employee compensation cost, net of related
  tax effects, included in the determination of net
  income as reported....................................         422             --             30
Stock-based employee compensation cost, net of related
  tax effects, that would have been included in the
  determination of net income if the fair value based
  method had been applied to all awards.................      (3,432)        (2,993)        (1,603)
                                                             -------        -------        -------
Net income--pro forma...................................     $29,514        $13,846        $14,398
                                                             =======        =======        =======

                                                           YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                          DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                              2002           2001           2000
                                                          ------------   ------------   ------------
Basic net income per share -- as reported...............      $1.29          $1.08          $1.01
Basic net income per share -- pro forma.................      $1.17          $0.88          $0.91
Diluted net income per share -- as reported.............      $1.23          $1.02          $1.00
Diluted net income per share -- pro forma...............      $1.11          $0.84          $0.90

    The weighted average fair value of options granted in each year is as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Discounted exercise price.......................          --             --             --
Market price exercise price.....................     $6.5239        $6.7825        $3.8874
Premium exercise price..........................          --             --             --

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

16.  EMPLOYEE BENEFIT PLANS (CONTINUED)
    The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                2002           2001           2000
                                            ------------   ------------   ------------
Expected dividend yield...................     1.00%          1.00%          1.33%
Risk free interest rate...................  1.09%-4.14%    4.16%-5.20%    5.17%-6.46%
Expected life of options..................    7 years        7 years        7 years
Expected volatility.......................      0.3            0.4            0.4

    As of December 31, 2002, 89,001 options were outstanding in respect of non-employees (2001--Nil; 2000-- 66,667). In 2002 we modified the awards of certain employees on their termination of employment. The expense recorded in respect of this modification was $422,000. We apply the fair value method of SFAS No. 123 in accounting for stock options granted to non-employees who provide services to us. The expenses recorded were $30,000 in 2000.

17.  TAXATION

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

    Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Upon distribution of current or accumulated earnings and profits in the form of dividends or otherwise, we would be subject to U.S. withholding taxes at a 5% rate.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

17.  TAXATION (CONTINUED)

    At December 31, 2002, we had net operating loss carryforwards of approximately $83.8 million (2001-$27.6 million) for income tax purposes that expire in years 2012 through 2014. These carryforwards resulted primarily from our 1999 acquisition of Scottish Re (U.S.), Inc. and from current operations of Scottish Re (U.S.), Inc. In 2001, we also had capital loss carryforwards of approximately $1.0 million. These were utilized in 2002.

    Significant components of our deferred tax assets and liabilities are as follows:

                                                      DECEMBER 31, 2001   DECEMBER 31, 2002
                                                      -----------------   -----------------
Deferred tax assets:
  Net operating losses..............................      $ 28,968            $  9,395
  Capital losses....................................            --                 355
  Unrealized depreciation on investments............            --               1,026
  Pension liability.................................           363                  86
  Negative proxy deferred acquisition costs.........           389               1,084
  Other.............................................         1,898               3,467
                                                          --------            --------
Total deferred tax assets...........................        31,618              15,413
                                                          --------            --------
Deferred tax liabilities:
  Unrealized appreciation on investments............        (5,147)                 --
  Undistributed earnings of U.K. subsidiaries.......        (5,796)             (4,045)
  Deferred acquisition costs........................       (13,649)             (7,018)
  Reserves for future policy benefits...............       (13,415)             (9,805)
  Other.............................................        (2,682)               (146)
                                                          --------            --------
Total deferred tax liabilities......................       (40,689)            (21,014)
                                                          --------            --------
Net deferred tax liability..........................      $ (9,071)           $ (5,601)
                                                          ========            ========

    For the years ended December 31, 2002, 2001 and 2000 we have income tax expense (benefit) from operations as follows:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Current tax benefit.............................     $ 1,421        $1,351          $ --
Deferred tax benefit............................      (3,621)       (1,292)          (49)
                                                     -------        ------          ----
Total tax expense (benefit).....................     $(2,200)       $   59          $(49)
                                                     =======        ======          ====

    The income tax benefit in 2001 included $0.6 million related to a change in valuation allowance on capital loss carryforwards related to the purchase of Scottish Re (U.S.), Inc. that was due to management's ability to implement certain tax planning strategies to preserve the tax benefit of the losses.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

17.  TAXATION (CONTINUED)
    Income tax expense (benefit) attributable to continuing operations differ from the amount of income tax expense (benefit) that would result from applying the federal statutory rates to pretax income from operating due to the following:

                                                   YEAR ENDED     YEAR ENDED     YEAR ENDED
                                                  DECEMBER 31,   DECEMBER 31,   DECEMBER 31,
                                                      2002           2001           2000
                                                  ------------   ------------   ------------
Pretax GAAP income at 34%.......................     $10,310        $5,859         $5,393
Income not subject to tax at 34%................     (16,819)       (6,615)        (4,872)
Foreign taxes...................................       3,691         1,265             --
Negative DAC....................................         695            61           (150)
Change in valuation allowance...................          --          (552)          (432)
Other...........................................         (77)           41             12
                                                     -------        ------         ------
Tax benefit.....................................     $(2,200)       $   59         $  (49)
                                                     =======        ======         ======

18.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS

    Our Bermuda insurance companies are required to maintain a minimum capital of $0.25 million. Under The Insurance Law of the Cayman Islands, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million.

    Our ability to pay dividends depends significantly on the ability of Scottish Annuity & Life Insurance Company (Cayman) Ltd., The Scottish Annuity Company (Cayman) Ltd. and World-Wide Holdings Limited to pay dividends to Scottish Annuity & Life. While we are not subject to any significant legal prohibitions on the payment of dividends, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. are subject to the Cayman Islands regulatory constraints, which affect their ability to pay dividends. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. are prohibited from declaring or paying a dividend if such payment would reduce their net capital worth below $0.24 million.

    The maximum amount of dividends that can be paid by Scottish Re (U.S.), Inc. (a Delaware domiciled insurance company) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory capital and surplus as of December 31 of the preceding year. The statutory surplus of Scottish Re (U.S.), Inc. at December 31, 2002 was $52.1 million (2001-$35.8 million). The maximum dividend that could be paid in 2003 without prior approval is $5.2 million (2002-$3.6 million). Scottish Re (U.S.), Inc.'s net assets which are restricted by the above are $119.2 million (2001-$81.1million).

    The NAIC prescribes risk-based capital ("RBC") requirements for U.S. domiciled life and health insurance companies. As of December 31, 2002 and 2001, Scottish Re (U.S.), Inc. exceeded all minimum RBC requirements.

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

18.  STATUTORY REQUIREMENTS AND DIVIDEND RESTRICTIONS (CONTINUED)
    In connection with the Insurance Companies Act 1982 of the United Kingdom, World-Wide Reassurance is required to maintain statutory minimum net capital of $22.4 million at September 30, 2002 (2001--$14.9 million). World-Wide Reassurance had statutory capital of $34.9 million at September 30, 2002 (2001--$44.2 million).

19.  COMMITMENTS AND CONTINGENCIES

CREDIT FACILITIES

    During the year we arranged two secured credit facilities with U.S. banks totaling $100 million. Each of the credit facilities provides a combination of borrowings and letters of credit of up to $50 million. Interest rates on amounts borrowed under these facilities are LIBOR plus 45-50 basis points. These facilities expire in September 2003 but are renewable with the agreement of both parties. At December 31, 2002 there were no borrowings under these facilities. Outstanding letters of credit at December 31, 2002 amounted to $9.1 million. Each facility has covenants, including a consolidated net worth covenant and a maximum leverage covenant.

    At December 31, 2001 we had in place a credit facility with a U.S. bank totaling $50 million. The credit facility provided a combination of borrowings and letters of credit. At December 31, 2001 borrowings totaled $40 million under this facility.

    We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At December 31, 2001 the borrowings under this agreement were $25.1 million. There were no borrowings at December 31, 2002.

LEASE COMMITMENTS

    Scottish Annuity & Life and its subsidiaries lease office space in the countries in which they conduct business under operating leases that expire at various dates through 2012. Total rent expense with respect to these operating leases for the years ended December 31, 2002, 2001 and 2000, were approximately $939,000, $743,000 and $574,000, respectively.

    Future minimum lease payments under the leases, are expected to be:

YEAR ENDING DECEMBER 31
-----------------------
2003........................................................  $ 1,152
2004........................................................    1,500
2005........................................................    1,506
2006........................................................    1,314
2007........................................................    1,204
Later years.................................................    7,154
                                                              -------
Total future lease commitments..............................  $13,830
                                                              =======

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

                              (DECEMBER 31, 2002)

19.  COMMITMENTS AND CONTINGENCIES (CONTINUED)

LEGAL PROCEEDINGS

    In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

20.  QUARTERLY FINANCIAL DATA (UNAUDITED)

    Quarterly financial data for the year ended December 31, 2002 is as follows:

                                                             QUARTER ENDED
                                            ------------------------------------------------
                                            DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                            -----------   ------------   --------   --------
Total revenue.............................   $108,820        $79,230     $64,370    $53,460
Net income before income taxes............     10,362          6,725       7,932      5,305
Net income................................     12,698          6,979       7,849      4,998
Basic earnings per ordinary share.........   $   0.47        $  0.26     $  0.29    $  0.25
Diluted earnings per ordinary share.......   $   0.45        $  0.25     $  0.28    $  0.23

    Quarterly financial data for the year ended December 31, 2001 is as follows:

                                                             QUARTER ENDED
                                            ------------------------------------------------
                                            DECEMBER 31   SEPTEMBER 30   JUNE 30    MARCH 31
                                            -----------   ------------   --------   --------
Total revenue.............................    $43,291        $32,503     $23,164    $22,004
Net income before income taxes............      3,065          6,358       4,177      3,704
Cumulative effect of change in accounting
  principle...............................         --             --        (406)        --
Net income................................      3,703          5,534       3,888      3,714
Basic earnings per ordinary share.........    $  0.24        $  0.35     $  0.25    $  0.24
Diluted earnings per ordinary share.......    $  0.22        $  0.33     $  0.24    $  0.23

    Computations of results per share for each quarter are made independently of results per share for the year. Due to rounding and transactions affecting the weighted average number of shares outstanding in each quarter, the sum of quarterly results per share does not equal results per share for the year.

                                   SIGNATURES

Date: March 31, 2003

    Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

                  SIGNATURE                                  TITLE                        DATE
                  ---------                                  -----                        ----
            /s/ MICHAEL C. FRENCH              Chief Executive Officer and
    ------------------------------------         Director (Principal Executive       March 31, 2003
              Michael C. French                  Officer)

            /s/ SCOTT E. WILLKOMM
    ------------------------------------       President                             March 31, 2003
              Scott E. Willkomm

                      *
    ------------------------------------       Director                              March 31, 2003
               Michael Austin

                      *
    ------------------------------------       Director                              March 31, 2003
         G. William Caulfeild-Browne

                      *
    ------------------------------------       Director                              March 31, 2003
              Robert M. Chmely

                      *
    ------------------------------------       Director                              March 31, 2003
             Lord Norman Lamont

                      *
    ------------------------------------       Director                              March 31, 2003
              Hazel R. O'Leary

                      *
    ------------------------------------       Director                              March 31, 2003
              Glenn S. Schafer

                      *
    ------------------------------------       Director                              March 31, 2003
                Khanh T. Tran

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

/s/ MICHAEL C. FRENCH
--------------------------------------
Michael C. French
Attorney-in-Fact

                                 CERTIFICATION

    I, Michael C. French, Chief Executive Officer of Scottish Annuity & Life Holdings, Ltd. certify that:

    1. I have reviewed this annual report on Form 10-K of Scottish Annuity & Life Holdings, Ltd. ("the registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Michael C. French

Michael C. French
Chief Executive Officer

                                 CERTIFICATION

    I, Scott E. Willkomm, President of Scottish Annuity & Life Holdings, Ltd. certify that:

    1. I have reviewed this annual report on Form 10-K of Scottish Annuity & Life Holdings, Ltd. (the "registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Scott E. Willkomm

Scott E. Willkomm
President

                                 CERTIFICATION

    I, Elizabeth A. Murphy, Chief Financial Officer of Scottish Annuity & Life Holdings, Ltd. certify that:

    1. I have reviewed this annual report on Form 10-K of Scottish Annuity & Life Holdings, Ltd. (the "registrant");

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

    a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

    b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

    c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

    a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

    b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 31, 2003

/s/ Elizabeth A. Murphy

Elizabeth A. Murphy
Chief Financial Officer