Form 10-Q
period 2003-03-31
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2003-05-08
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q


 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended March 31, 2003

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Transition period from ____ to ______

                        Commission File Number 001-16855

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

As of May 1, 2003, Registrant had 26,945,290 ordinary shares outstanding.

                                Table of Contents


PART I.  FINANCIAL INFORMATION.................................................1


Item 1.  Financial Statements..................................................1


Consolidated Balance Sheets - March 31, 2003 (Unaudited)
and December 31, 2002..........................................................1

Unaudited Consolidated Statements of Income - Three months
ended March 31, 2003 and 2002..................................................2

Unaudited Consolidated Statements of Comprehensive Income -
Three months ended March 31, 2003 and 2002.....................................3

Unaudited Consolidated Statements of Shareholders' Equity -
Three months ended March 31, 2003 and 2002.....................................4

Unaudited Consolidated Statements of Cash Flows - Three months ended March 31, 2003 and 2002..................................................5

Notes to Unaudited Consolidated Financial Statements at March 31, 2003.........6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........36

Item 4.  Disclosure Controls and Procedures...................................36

PART II. OTHER INFORMATION....................................................37

Item 1.  Legal Proceedings....................................................37

Item 2.  Changes in Securities and Use of Proceeds............................37

Item 3.  Defaults Upon Senior Securities......................................37

Item 4.  Submission of Matters to a Vote of Securities Holders................37

Item 5.  Other Information....................................................37

Item 6.  Exhibits and Reports on Form 8-K.....................................37

SIGNATURES....................................................................42

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
            Consolidated Balance Sheets - March 31, 2003 (Unaudited)
                              and December 31, 2002
                             (Dollars in thousands)

                                                                             March 31,
                                                                               2003             December 31,
                                                                            (unaudited)             2002
                                                                        ----------------     ---------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $-1,180,238; 2002 - $991,304)......................     $    1,197,962       $    1,003,946
Preferred stock, available for sale, at fair value (Cost $13,758)..             13,750                   --
Investment in unit-linked securities...............................             14,995               16,497
Cash and cash equivalents..........................................            105,562              149,666
Other investments..................................................              5,648                5,631
Funds withheld at interest.........................................          1,129,214            1,101,836
                                                                        ----------------     ---------------
     Total investments.............................................          2,467,131            2,277,576
Accrued interest receivable........................................             13,166               11,910
Reinsurance balances and risk fees receivable......................             29,438               38,988
Deferred acquisition costs.........................................            231,414              213,516
Amount recoverable from reinsurers.................................             22,686               22,608
Present value of in-force business.................................             17,073               18,181
Goodwill...........................................................             35,847               35,847
Fixed assets.......................................................              7,236                6,493
Due from related party.............................................              1,331                  817
Other assets.......................................................              9,738               11,702
Segregated assets..................................................            669,644              653,588
                                                                        ----------------     ---------------
     Total assets..................................................     $    3,504,704       $    3,291,226
                                                                        ================     ===============
LIABILITIES
Reserves for future policy benefits................................     $      403,599       $      386,807
Interest sensitive contract liabilities............................          1,748,466            1,567,176
Unit-linked contract liabilities...................................             15,490               17,069
Accounts payable and accrued expenses..............................             16,691               19,061
Reinsurance balances payable.......................................              6,049               12,989
Deferred tax liability.............................................              9,930                9,071
Current income tax payable                                                       2,245                1,873
Long term debt.....................................................            132,500              132,500
Segregated liabilities.............................................            669,644              653,588
                                                                        ----------------     ---------------
     Total liabilities.............................................          3,004,614            2,800,134
                                                                        ================     ===============
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:.................
     Issued and fully paid: 26,944,290 ordinary shares
     (2002 - 26,927,456)...........................................                269                  269
Additional paid-in capital.........................................            416,859              416,712
Accumulated other comprehensive income.............................             16,424               13,467
Retained earnings..................................................             66,538               60,644
                                                                        ----------------     ---------------
     Total shareholders' equity....................................            500,090              491,092
                                                                        ----------------     ---------------
     Total liabilities and shareholders' equity....................     $    3,504,704       $    3,291,226
                                                                        ================     ===============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                  Unaudited Consolidated Statements of Income -
                   Three months ended March 31, 2003 and 2002
                  (Dollars in thousands, except per share data)


                                                           Three months ended    Three months
                                                             March 31, 2003          ended
                                                                                March 31, 2002
                                                           ------------------   ---------------
REVENUES
Premiums earned.......................................     $     64,819         $    31,355
Investment income, net................................           32,365              21,730
Fee income............................................            2,022               2,074
Realized losses.......................................           (2,330)             (1,699)
                                                           ------------------   ---------------
     Total revenues...................................           96,876              53,460
                                                           ------------------   ---------------

BENEFITS AND EXPENSES
Claims and other policy benefits......................           42,893              23,887
Interest credited to interest sensitive                          15,913
contract liabilities..................................                                9,178
Acquisition costs and other insurance expenses, net...           20,655              10,830
Operating expenses....................................            8,186               3,917
Interest expense......................................            1,813                 343
                                                           ------------------   ---------------
     Total benefits and expenses......................           89,460              48,155
                                                           ------------------   ---------------
Net income before income taxes........................            7,416               5,305
Income tax expense....................................              173                 307
                                                           ------------------   ---------------
     Net income.......................................     $      7,243         $     4,998
                                                           ==================   ===============

Earnings per ordinary share - Basic...................     $       0.27         $      0.25
                                                           ==================   ===============

Earnings per ordinary share -Diluted..................     $       0.26         $      0.23
                                                           ==================   ===============

Dividends per ordinary share..........................     $       0.05         $      0.05
                                                           ==================   ===============

Weighted average number of ordinary shares outstanding
     Basic............................................       26,940,294          20,146,139
                                                           ==================   ===============
     Diluted..........................................       28,120,662          21,352,993
                                                           ==================   ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Comprehensive Income -
                   Three months ended March 31, 2003 and 2002
                             (Dollars in thousands)



                                                          Three months        Three months
                                                              ended               ended
                                                          March 31, 2003     March 31, 2002
                                                          --------------     --------------
Net income.......................................          $   7,243           $   4,998
                                                           ----------          ----------
Other comprehensive income (loss), net of tax....
     Unrealized appreciation (depreciation)
     on investments:.............................              5,067              (5,874)
     Add: reclassification adjustment for
     investment losses included in net income....             (1,406)              1,280
                                                           ----------          ----------
Unrealized appreciation (depreciation) on
investments net of income tax expense (benefit)
of $2,298 and $(1,015)...........................              3,661              (4,594)
Cumulative translation adjustment................               (727)               (664)
Minimum pension liability adjustment.............                 23                 --
                                                           ----------          ----------
Other comprehensive income.......................              2,957              (5,258)
                                                           ----------          ----------
Comprehensive income (loss)......................          $  10,200           $    (260)
                                                           ==========          ==========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                      Unaudited Consolidated Statements of
                          Shareholders' Equity - Three
                         months ended March 31, 2003 and
                                      2002
                             (Dollars in thousands)


                                                                    Three months ended   Three months ended
                                                                      March 31, 2003       March 31, 2002
                                                                      ---------------      ---------------
ORDINARY SHARES
     Beginning of period......................................             26,927,456           20,144,956
     Issuance to employees on exercise of options.............                 16,834               10,167
                                                                      ---------------      ---------------
     End of period............................................             26,944,290           20,155,123
                                                                      ===============      ===============

SHARE CAPITAL:
     Beginning of period......................................        $           269      $           201
     Issuance to employees on exercise of options.............                     --                    1
                                                                      ---------------      ---------------
     End of period............................................                    269                  202
                                                                      ---------------      ---------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period......................................                416,712              301,542
     Issuance to employees on exercise of options.............                    147                  104
                                                                      ---------------      ---------------
     End of period............................................                416,859              301,646
                                                                      ---------------      ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS):
Unrealized appreciation (depreciation) on investments.........
     Beginning of period......................................                  8,930              (3,626)
     Change in period (net of tax)............................                  3,661              (4,594)
                                                                      ---------------      ---------------
     End of period............................................                 12,591              (8,220)
                                                                      ---------------      ---------------
Cumulative translation adjustment.............................
     Beginning of period......................................                  5,908                   --
     Change in period.........................................                  (727)                (664)
                                                                      ---------------      ---------------
     End of period............................................                  5,181                (664)
                                                                      ---------------      ---------------
Minimum pension liability adjustment
     Beginning of period......................................                (1,371)                   --
     Change in period.........................................                     23                   --
                                                                      ---------------      ---------------
     End of period............................................                (1,348)                   --
                                                                      ---------------      ---------------

ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS).................                 16,424              (8,884)
                                                                      ---------------      ---------------

RETAINED EARNINGS:
     Beginning of period......................................                 60,644               33,165
     Net income...............................................                  7,243                4,998
     Dividends paid...........................................                (1,349)              (1,007)
                                                                      ---------------      ---------------
     End of period............................................                 66,538               37,156
                                                                      ---------------      ---------------

TOTAL SHAREHOLDERS' EQUITY....................................        $       500,090      $       330,120
                                                                      ===============      ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                Unaudited Consolidated Statements of Cash Flows -
                   Three months ended March 31, 2003 and 2002
                             (Dollars in thousands)


                                                                                   Three months       Three months
                                                                                       ended              ended
                                                                                  March 31, 2003      March 31, 2002
                                                                                  ---------------     ---------------
OPERATING ACTIVITIES
Net income.................................................................       $     7,243         $    4,998
Items not affecting cash:..................................................
     Net realized losses...................................................             2,330              1,699
     Amortization of investments...........................................               508                (28)
     Amortization of deferred acquisition costs............................             9,133              5,485
     Amortization of present value of in force business....................             1,022                722
     Changes in assets and liabilities:....................................
         Accrued interest..................................................            (1,256)                93
         Reinsurance balances and risk fees receivable.....................             2,610              4,089
         Deferred acquisition costs........................................           (26,604)           (22,660)
         Deferred tax liability............................................               860                (65)
         Other assets......................................................             1,964             (1,708)
         Current income tax payable........................................               372              1,444
         Reserves for future policy benefits...............................            17,939             (3,262)
         Interest sensitive contract liabilities, net of funds withheld at
         interest..........................................................             3,979              4,574
         Unit linked contract liabilities..................................            (1,579)              (359)
         Due from related party............................................              (514)                61
         Accounts payable and accrued expenses.............................            (2,370)            (2,043)
         Other.............................................................            (2,429)                40
                                                                                  ---------------     ---------------
Net cash provided by (used in) operating activities........................            13,208             (6,920)
                                                                                  ---------------     ---------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments.....................................          (276,740)           (78,667)
Proceeds from sales of fixed maturity investments..........................            28,685             23,073
Proceeds from maturity of investments......................................            56,513             18,373
Purchase of equity securities..............................................           (13,758)                --
Costs of acquisition of World-Wide Holdings................................                --             (1,000)
Purchase of fixed assets...................................................              (743)              (435)
                                                                                  ---------------     ---------------
Net cash used in investing activities......................................          (206,043)           (38,656)
                                                                                  ---------------     ---------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities........................           156,311              5,416
Withdrawals from interest sensitive contract liabilities...................            (6,378)            (3,447)
Borrowings.................................................................                --             (1,914)
Issuance of ordinary shares................................................               147                105
Dividends paid.............................................................            (1,349)            (1,007)
                                                                                  ---------------     ---------------
Net cash provided by (used in) financing activities........................           148,731               (847)
                                                                                  ---------------     ---------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (44,104)           (46,423)
Cash and cash equivalents, beginning of period.............................           149,666             94,581
                                                                                  ---------------     ---------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                          $   105,562         $   48,158
                                                                                  ===============     ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                at March 31, 2003


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

     For further information, refer to the consolidated financial statements and footnotes included in our annual report on Form 10-K for the period ended December 31, 2002.

     All amounts are reported in thousands of United States dollars (except per share amounts).

     Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   New Accounting Pronouncements

          The Derivative Implementation Group has recently released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements, where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest which arise under modified coinsurance agreements are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We have not yet determined the value of the related embedded derivatives in our funds withheld at interest. The market value of funds withheld at interest was $1.2 billion at March 31, 2003.

3.   Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information." Our main lines of business are Life Reinsurance and Wealth Management.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                at March 31, 2003


         The segment reporting for the lines of business is as follows:


                                                                Three months ended March 31, 2003

                                          Life              Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management           Other             Total
                                     -------------     -------------       ----------       ----------         ----------
Premiums earned................         $ 39,461         $ 25,358          $   --            $   --            $ 64,819
Investment income, net.........           29,600            1,746                75               944            32,365
Fee income.....................            1,058             --                 964              --               2,022
Realized gains (losses)........           (1,758)            (608)               (9)               45            (2,330)
                                     -------------     -------------       ----------       ----------         ----------
Total revenues.................           68,361           26,496             1,030               989            96,876
                                     -------------     -------------       ----------       ----------         ----------

Claims and other policy
   benefits....................           29,405           13,488              --                --              42,893
Interest credited to interest
   sensitive contract
   liabilities.................           15,893               20              --                --              15,913
Acquisition costs and other
   insurance expenses, net.....           14,452            5,531               672              --              20,655
Operating expenses.............            2,043            2,548               483             3,112             8,186
Interest expense...............              237             --                --               1,576             1,813
                                     -------------     -------------       ----------       ----------         ----------
Total benefits and expenses....           62,030           21,587             1,155             4,688            89,460
                                     -------------     -------------       ----------       ----------         ----------
Net income before income taxes.         $  6,331         $  4,909          $   (125)         $ (3,699)         $  7,416
                                     =============     =============       ==========       ==========         ==========


                                                                Three months ended March 31, 2002
                                          Life              Life
                                       Reinsurance       Reinsurance         Wealth
                                      North America     International      Management         Other              Total
                                     -------------     -------------       ----------       ----------         ----------

Premiums earned ...............         $ 19,148          $ 12,207          $   --          $   --              $ 31,355
Investment income, net ........           19,526             1,403               (84)            885              21,730
Fee income ....................            1,293              --                 781            --                 2,074
Realized losses ...............           (1,137)             (368)             --              (194)             (1,699)
                                     -------------     -------------       ----------       ----------         ----------
Total revenues ................           38,830            13,242               697             691              53,460
                                     -------------     -------------       ----------       ----------         ----------

Claims and other policy
   benefits ...................           15,615             8,272              --              --                23,887
Interest credited to interest
   sensitive contract
   liabilities ................            9,163                15              --              --                 9,178
Acquisition costs and other
   insurance expenses, net ....            8,724             1,535               564               7              10,830
Operating expenses ............              926             1,687               209           1,095               3,917
Interest expense ..............             --                --                --               343                 343
                                     -------------     -------------       ----------       ----------         ----------
Total benefits and expenses ...           34,428            11,509               773           1,445              48,155
                                     -------------     -------------       ----------       ----------         ----------
Net income before income taxes          $  4,402          $  1,733          $    (76)       $   (754)           $  5,305
                                     =============     =============       ==========       ==========         ==========

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                at March 31, 2003


     The segment reporting for the lines of business is as follows:


                 Assets                                                 March 31, 2003       December 31, 2002
                 Life Reinsurance
                     North America..............................     $     2,435,035          $   2,236,089
                     International..............................             260,149                265,658
                                                                     ----------------         --------------
                 Total Life Reinsurance.........................           2,695,184              2,501,747
                 Wealth Management..............................             708,030                681,534
                 Other..........................................             101,490                107,945
                                                                     ----------------         --------------
                 Total..........................................     $     3,504,704          $   3,291,226
                                                                     ================         ==============

4.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                                          Three months ended  Three months ended
                                                                             March 31, 2003     March 31, 2002
                                                                           ----------------     --------------
                 Numerator:
                 Net income.........................................       $       7,243       $       4,998
                 Denominator:
                 Denominator for basic earnings per ordinary share
                    - Weighted average number of ordinary shares....          26,940,294          20,146,139
                 Effect of dilutive securities...... - Stock options             760,132             797,257
                                               - Warrants...........             420,236             409,597
                                                                           --------------      --------------
                 Denominator for dilutive earnings per ordinary
                    share...........................................          28,120,662          21,352,993
                                                                           ==============      ==============
                 Basic earnings per ordinary share..................       $        0.27       $        0.25
                                                                           ==============      ==============
                 Diluted earnings per ordinary share                       $        0.26       $        0.23
                                                                           ==============      ==============

5.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                                                         Three months ended  Three months ended
                                                                           March 31, 2003      March 31, 2002
                                                                         ------------------  ------------------
                 Balance beginning of period........................       $    213,516        $    113,898
                 Expenses deferred..................................             26,604              22,660
                 Amortization expense...............................             (9,133)             (5,250)
                 Adjustment related to realized losses..............                427                (235)
                                                                           --------------      --------------
                     Balance end of period..........................       $    231,414        $    131,073
                                                                           ==============      ==============

     Realized gains and losses in the statement of income for the three months ended March 31, 2003 and 2002 are net of deferred acquisition cost offsets of $(427,000) and $235,000, respectively.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                at March 31, 2003


6.   Credit Facilities

     During 2002, we arranged two secured credit facilities with U.S. banks totaling $100 million. Each of the credit facilities provides a combination of borrowings and letters of credit of up to $50 million. Interest rates on amounts borrowed under these facilities are LIBOR plus 45-50 basis points. These facilities expire in September 2003 but are renewable with the agreement of both parties. At March 31, 2003 and December 31, 2002 there were no borrowings under these facilities. Outstanding letters of credit at March 31, 2002 and December 31, 2002 amounted to $9.4 million and $9.1 million, respectively. Each facility has covenants, including a consolidated net worth covenant and a maximum leverage covenant.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At March 31, 2003 and December 31, 2002 there were no borrowings under this agreement..

7.   Long-term debt

         Long-term debt consists of:

                                                                         March 31, 2003        December 31, 2002

        4.5% senior convertible notes due 2022..................         $    115,000            $    115,000
        Capital securities......................................               17,500                  17,500
                                                                         ------------            ------------
        Total                                                            $    132,500            $    132,500
                                                                         ============            ============


4.5% Senior convertible notes

     On November 22, 2002 and November 27, 2002 we issued an aggregate of $115.0 million (which included an over allotment option of $15.0 million) of 4.5% senior convertible notes, which are due December 1, 2022, to qualified institutional buyers. The notes are general unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment with all our future subordinated indebtedness. Interest on the notes is payable on June 1 and December 1 of each year, beginning on June 1, 2003. The notes are rated Baa2 by Moody's Investors Service ("Moody's") and BBB- by Standard & Poor's Ratings Group ("Standard & Poor's").

     The notes are convertible into our ordinary shares at an initial conversion rate of 46.0617 ordinary shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $21.71 per ordinary share), subject to our right to deliver, in lieu of our ordinary shares, cash or a combination of cash and our ordinary shares. The notes are redeemable at our option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are subject to repurchase by us upon a change of control of Scottish Annuity & Life or at a holder's option on December 6, 2006, December 1, 2010, December 1, 2012 and December 1, 2017, at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are due on December 1, 2022 unless earlier converted, redeemed by us at our option or repurchased by us at a holder's option.

         A holder may surrender notes for conversion prior to the stated maturity only under the following circumstances:

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                at March 31, 2003


     o during any conversion period if the sale price of our ordinary shares for at least 20 trading days in the period of 30 consecutive trading days ending on the first day of the conversion period exceeds 120% of the conversion price in effect on that 30th trading day;

     o during any period in which the notes are rated by either Moody's or Standard & Poor's and the credit rating assigned to the notes by either rating agency is downgraded by two levels or more, suspended or withdrawn;

     o    if we have called those notes for redemption; or

     o    upon the occurrence of certain specified corporate transactions.

     Under a registration rights agreement, we agreed to file with the Securities and Exchange Commission, a shelf registration statement, for resale of the notes and our ordinary shares issuable upon conversion of the notes. This registration statement has been filed and was been declared effective on April 4 2003.

Capital securities

     On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust") issued and sold in a private offering an aggregate of $17.5 million Capital Floating Rate Capital Securities ("the capital securities"). All of the common shares of the Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

     The capital securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At March 31, 2003 and December 31, 2002 the interest rates were 5.27875% and 5.42375%, respectively. Prior to December 4, 2007 interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At March 31, 2003 and December 31, 2002 the interest rates were 5.27875% and 5.42375%, respectively. Prior to December 4, 2007 interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the capital securities.

8.   Stock option plans

     We have four stock option plans (the "1998 Plan," the "1999 Plan," the "Harbourton Plan" and the "2001 Plan," collectively the "Plans") which allow us to grant non-statutory options, subject to certain

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                at March 31, 2003


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

     Pro forma information regarding net income and earnings per share is required by Statement of Financial Accounting Standard No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure", and has been determined as if we accounted for the employee stock options under the fair value method of that Statement.

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

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. Our pro forma information is as follows:

                                                                             Three months ended  Three months ended
                                                                               March 31, 2003      March 31, 2002
        Net income-- as reported........................................       $    7,243          $    4,998
        Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as
            reported....................................................               --                  --
        Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been
            applied to all awards.......................................             (674)             (1,190)
                                                                               -----------         -----------
        Net income-- pro forma..........................................       $    6,569          $    3,808
                                                                               ===========         ===========


                                                                             Three months ended  Three months ended
                                                                               March 31, 2003      March 31, 2002

        Basic net income per share-- as reported........................       $    0.27           $    0.25
        Basic net income per share-- pro forma..........................       $    0.24           $    0.19
        Diluted net income per share-- as reported......................       $    0.26           $    0.23
        Diluted net income per share-- pro forma........................       $    0.23           $    0.18

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     Scottish Annuity & Life Holdings, Ltd., which we call Scottish Annuity & Life, is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. On December 31, 2001 we completed the purchase of World-Wide Holdings Limited and its subsidiary World-Wide Reassurance Company Limited. World-Wide Reassurance specializes in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. Life Reinsurance North America and Life Reinsurance International together are a reporting operating segment. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management, which is another reportable operating segment. Other revenues and expenses not related to Life Reinsurance or Wealth Management are reported in the "Other" segment.

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

Results of Operations

Consolidated results of operations

                                                                          Three months       Three months
                                                                             ended                ended
                                                                         March 31, 2003     March 31, 2002
Premiums earned...................................................      $     64,819       $     31,355
Investment income, net............................................            32,365             21,730
Fee income........................................................             2,022              2,074
Realized losses...................................................            (2,330)            (1,699)
                                                                        --------------     --------------
Total revenues....................................................            96,876             53,460
                                                                        --------------     --------------

Claims and other policy benefits..................................            42,893             23,887
Interest credited to interest sensitive contract liabilities......            15,913              9,178
Acquisition costs and other insurance expenses, net...............            20,655             10,830
Operating expenses................................................             8,186              3,917
Interest expense..................................................             1,813                343
                                                                        --------------     --------------
Total benefits and expenses.......................................            89,460             48,155
                                                                        --------------     --------------
Net income before income taxes....................................             7,416              5,305
Income tax expense................................................               173                307
                                                                        --------------     --------------
Net income........................................................      $      7,243       $      4,998
                                                                        ==============     ==============


     Total revenues increased by 81% to $96.9 million in the first quarter of 2003 from $53.5 million in the same period of 2002. Total revenues include premiums earned in our life reinsurance operations, investment income on our invested assets, fee income on our life reinsurance and wealth management operations and realized losses on our investment portfolios. The increase in premiums earned is primarily due to continued growth in our Life Reinsurance North America segment and growth in our Life Reinsurance International segment in its second year as part of our operations. The increase in investment income is due to growth in our invested assets which arises from business growth, our equity offering in April 2002 and our debt offerings in November and December 2002. Total benefits and expenses increased by 86% to $89.5 million in the first quarter of 2003 from $48.2 million in the same period in 2002. The increase was due to continued growth in our Life Reinsurance North America segment, growth in our Life Reinsurance International segment, additional operating costs required to meet the growth in our business and additional interest expense arising from the debt issuance in November and December 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Earnings per ordinary share

                                                                             Three months       Three months
                                                                                ended               ended
                                                                            March 31, 2003     March 31, 2002
                                                                            --------------     --------------

                 Net income..........................................              $7,243             $4,998
                                                                            ==============     ==============
                 Basic earnings per ordinary share...................               $0.27              $0.25
                                                                            ==============     ==============
                 Diluted earnings per ordinary share.................               $0.26              $0.23
                                                                            ==============     ==============

                 Weighted average number of ordinary shares outstanding:
                 Basic...............................................          26,940,294         20,146,139
                                                                            ==============     ==============
                 Diluted.............................................          28,120,662         21,352,993
                                                                            ==============     ==============

     Our net income for the first quarter increased 45% to $7.2 million from $5.0 million in the same quarter in 2002. The increase is attributable to continued growth in our Life Reinsurance North America operations, growth in our Life Reinsurance International operations and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs and interest expense in our Other segment.

     Diluted earnings per ordinary share amounted to $0.26 for the first quarter of 2003 and $0.23 in the same period in 2002, an increase of 13%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. This increase was offset by an increase in the number of ordinary shares outstanding mainly due to the public offering of 6,750,000 ordinary shares in April, 2002.

                                                                             Three months        Three months
                                                                                 ended               ended
                                                                             March 31, 2003     March 31, 2002
                                                                            ---------------     --------------
                 Net income.........................................             $7,243              $4,998
                 Realized losses net of deferred acquisition costs-               1,262                 983
                     non taxable companies..........................
                 Realized losses net of deferred acquisition costs-               1,068                 522
                     taxable companies..............................
                 Provision for taxes -- taxable companies...........               (340)               (198)
                                                                            ---------------     --------------
                 Net operating earnings.............................             $9,233              $6,305
                                                                            ===============     ===============

     Net operating earnings is a non-GAAP measurement. We determine net operating earnings by adjusting GAAP net income for net realized capital gains and losses, as adjusted for the related effects upon the amortization of deferred acquisition costs and taxes. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe the presentation of net operating earnings enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operations of our business. However, net operating earnings are not a substitute for net income determined in accordance with GAAP. Net operating earnings increased 46% to $9.2 million from $6.3 million in the first quarter of 2002. The increases arise for the reasons discussed above.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Premiums earned

     Premiums earned during the three months ended March 31, 2003 increased by 107% to $64.8 million from $31.4 million in the same quarter in the prior year.

     Premiums earned in our Life Reinsurance North America segment during the first quarter increased 106% to $39.5 million in comparison with $19.1 million in the three month period ended March 31, 2002. The increase is due to an increase in the number of treaties from 52 at March 31, 2002 to 72 at March 31, 2003 and increases in the amounts of life insurance in-force on existing treaties. As of March 31, 2003 we reinsured approximately $74.3 billion of life insurance in-force on 1,466,700 lives. Our average benefit coverage per life was $51,000. Our targeted maximum corporate retention on any one life is $1 million, however, we currently retrocede any liability in excess of $500,000. As of March 31, 2002 we reinsured approximately $42.3 billion of life insurance in-force on 1,117,000 lives. Our average benefit coverage per life was $38,000.

     Premiums earned in our Life Reinsurance International segment during the first quarter increased 109% to $25.3 million in comparison with $12.2 million in the three month period ended March 31, 2002. World-Wide completed the acquisition of an in-force reinsurance transaction with effect from October 1, 2002. This transaction has contributed $5.0 million to premiums earned this quarter. Premiums earned on group life business increased by $4.7 million during the quarter. The increase is due to an increase in the number of contracts from 1,100 at March 31, 2002 to 1,300 at March 31, 2003. Premiums earned on airline pilot "loss of license" insurance increased by $1.8 million due to an increase in the number of contracts. At March 31, 2003 there were 400 in force contracts of which 135 incepted during the year ended March 31, 2003.

Fee income

     Both Life Reinsurance and Wealth Management operations generate fee income. We earn fees in Life Reinsurance on certain of our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

     Life reinsurance fees decreased by 18% to $1.1 million during the period ended March 31, 2003 from $1.3 million in the prior year period. Wealth Management fees increased by 23% to $964,000 during the three month period ended March 31, 2003 compared to the same period in 2002. The growth in fees is principally due to the growth in segregated account balances which is due to an increase in the number of clients offset in part by negative investment performance.

         Fee income is as follows:

                                                                              Three months       Three months
                                                                                 ended               ended
                                                                             March 31, 2003     March 31, 2002
                                                                             --------------     --------------
                 Life Reinsurance North America........................         $1,058              $1,293
                 Wealth Management.....................................            964                 781
                                                                             --------------     --------------
                                                                                $2,022              $2,074
                                                                             --------------     --------------


     Wealth Management fees are earned from both life and annuity clients. The following table summarizes our client base with the associated segregated assets and policy face amounts.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                                                           March 31, 2003     March 31, 2002
                                                                           --------------     --------------
                 Number of clients
                --Life.................................................              86                  43
                --Annuity..............................................              95                  91
                                                                           --------------     --------------
                                                                                    181                 134
                                                                           ==============     ==============
                 Segregated assets
                --Life.................................................    $    195,855        $    130,600
                --Annuity..............................................         473,789             473,000
                                                                           --------------     --------------
                                                                           $    669,644        $    603,600
                                                                           ==============     ==============
                 Policy face amounts
                --Life.................................................    $  1,066,794        $    843,112
                                                                           ==============     ==============

         The change in the segregated assets is as follows:

                                                                            Three months        Three months
                                                                               ended                ended
                                                                           March 31, 2003      March 31, 2002
                                                                           --------------     --------------
                 Balance at beginning of period........................     $    653,588        $    602,800
                 Deposits..............................................           47,490               4,200
                 Withdrawals...........................................           (6,683)               (650)
                 Investment performance(1).............................          (24,751)             (2,750)
                                                                           --------------     --------------
                 Balance at end of period..............................     $    669,644        $    603,600
                                                                           ==============     ==============

(1) Investment performance for the period is determined using actual asset valuations where available and estimates where actual data is not available.


Investment income

     Net investment income increased by $10.7 million or 49% to $32.4 million for the three months ended March 31, 2003 from $21.7 million for the prior year period. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2002 and 2003. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America operations and investment of the proceeds of our equity offering in April 2002 and our convertible debt and capital securities offerings in November and December 2002. Total invested assets have increased from $672.1 million at March 31, 2002 to $1.3 billion at March 31, 2003. Funds withheld at interest grew from $725.3 million at March 31, 2002 to $1.1 billion at March 31, 2003.

     During the three month period ended March 31, 2003, average book yields were lower than in the same period in 2002. On the $1.2 billion portfolio managed by our external investment managers the yields on fixed rate assets were 5.43% and 6.97% at March 31, 2003 and 2002, respectively. The reduction in yield was due primarily to the much lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 3.18% from 4.17%, and the yield on our cash and cash equivalents decreased to 1.68% from 2.69%. The volume of floating rate assets increased in 2002 as a result of our investing the proceeds of a $100.0 million floating rate funding agreement to earn a spread over the cost of funds.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


         The analysis of investment income by segment is as follows:

                                                                            Three months        Three months
                                                                                ended              ended
                                                                           March 31, 2003      March 31, 2002
                                                                           --------------      --------------

                 Life Reinsurance  - North America...................       $   29,600          $  19,526
                                   - International...................            1,746              1,403
                 Wealth Management...................................               75                (84)
                 Other...............................................              944                885
                                                                           --------------      --------------
                 Total...............................................       $   32,365          $  21,730
                                                                           --------------      --------------

Realized losses

     During the three months ended March 31, 2003, realized losses amounted to $2.3 million in comparison with $1.7 million in 2002. Realized losses are stated net of associated amortization of deferred acquisition costs. The losses in 2003 consist of investment losses on unit linked securities held by World-Wide Holdings of $966,000, impairment losses recognized under EITF 99-20 of $710,000, "other than temporary impairments" on fixed maturity investments of $1.2 million and impairment losses of 4,524,000 on contracts written under modified coinsurance agreements. The "other than temporary impairments" were recognized due to credit deterioration on various securities. These losses were partially offset by net realized gains on the sales of fixed maturity investments. During the three months ended March 31, 2002 realized losses included investment losses on unit linked securities held by World-Wide Holdings of $260,000 and impairment losses recognized under EITF 99-20 of $977,000.

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

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended March 31, 2003 and 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                                Three Months ended March 31, 2003
                   ------------------------------------------------------------------------------------------------
                       Credit Concern           Relative Value                Other                    Total
                   --------------------     --------------------     ----------------------   ---------------------
Days               Proceeds       Loss       Proceeds      Loss       Proceeds       Loss      Proceeds       Loss
                   --------    --------     ---------   --------     ----------   ----------  ----------   --------
                                                        (dollars in thousands)
0-90..........    $     --     $     --     $     --    $     --     $     --     $     --    $     --     $     --
91-180........       2,691         (202)          --          --           --           --       2,691         (202)
181-270.......       1,200         (241)          --          --           --           --       1,200         (241)
Greater than 360     1,474          (13)          --          --           --           --       1,474          (13)
Total.........    $  5,365     $   (456)    $     --    $     --     $     --     $     --    $  5,365     $   (456)

                                                Three Months ended March 31, 2003
                   ------------------------------------------------------------------------------------------------
                       Credit Concern           Relative Value                Other                    Total
                   --------------------     --------------------     ----------------------   ---------------------
Days               Proceeds       Loss       Proceeds      Loss       Proceeds       Loss      Proceeds       Loss
                   --------    --------     ---------   --------     ----------   ----------  ----------   --------
                                                        (dollars in thousands)
0-90..........    $  3,567     $   (426)    $     --    $     --     $  4,105     $    (17)   $  7,672     $   (443)
91-180........       1,953         (145)          --          --        2,044          (45)      3,997         (190)
Greater than 360        --           --           --          --           --           --          --           --
Total.........    $  5,520     $   (571)    $     --    $     --     $  6,149     $    (62)   $ 11,669     $   (633)
-------------

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

Claims and other policy benefits

     Claims and other policy benefits increased by 80% to $42.9 million in the three month period ended March 31, 2003 in comparison with $23.9 million in the prior year period.

     Claims and other policy benefits in our Reinsurance North America segment increased by 88% to $29.4 million from $15.6 million in the same quarter in 2002. The increase is a result of the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America operations as previously described. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     Claims and other policy benefits in our Life Reinsurance International segment increased by 63% to $13.5 million from $8.3 million in the same quarter in 2002. The increase is a result of the increased volume of business, as previously described, together with the acquisition of an in force block of business with effect from October 2002 on which claims amounted to $1.7 million for the quarter.

Interest credited to interest sensitive contract liabilities

     For the three months ended March 31, 2003 interest credited to interest sensitive contract liabilities increased by $6.7 million or 73% to $15.9 million from $9.2 million in the same period in 2002. Interest credited includes interest in respect of a funding agreement for $100.0 million that we wrote in June 2002. The amount due on this funding agreement is included in interest sensitive contract liabilities on our balance sheet. The remaining increase is due to interest credited on new 2002 reinsurance treaties and increases in interest credited on treaties which commenced in prior years due to increasing average liability balances. At March 31, 2003 there were 20 annuity treaties in comparison with 11 treaties at March 31, 2002. Interest sensitive contract liabilities amounted to $1.7 billion in comparison with $888.2 million at March 31, 2002.

Acquisition costs and other insurance expenses

     During the three month period ended March 31, 2003 acquisition costs and other insurance expenses increased by $9.9 million or 91% to $20.7 million from $10.8 million in 2002. The increase was a result of the increased life and annuity business in our Life Reinsurance North America operation, as discussed above, the acquisition of the block of business in our Life Reinsurance International segment with effect from October 2002 which added $1.5 million to acquisition expenses together with growth in the other business lines in Life Reinsurance International as described above.

         The components of these expenses are as follows:

                                                                            Three months ended  Three months ended
                                                                              March 31, 2003      March 31, 2002
                                                                            ------------------  ------------------
        Commissions, excise taxes and other insurance expenses.........     $     37,104        $     27,518
        Deferral of expenses...........................................          (26,604)            (22,660)
                                                                            ------------------  ------------------
                                                                                  10,500               4,858
        Amortization - Present value of in-force business..............            1,022                 722
        Amortization-- Deferred acquisition costs......................            9,133               5,250
                                                                            ------------------  ------------------
        Total..........................................................     $     20,655        $     10,830
                                                                            ==================  ==================


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

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     The analysis of acquisition costs and other insurance expenses by segment is as follows:

                                                 Three months      Three months
                                                     ended            ended
                                                March 31, 2003    March 31, 2002
                                                --------------    --------------
Life Reinsurance   - North America..........        $14,452           $8,724
                   - International..........          5,531            1,535
Wealth Management                                       672              564
Other.......................................             --                7
                                                --------------    --------------
Total.......................................        $20,655          $10,830
                                                ==============    ==============

Operating expenses

         Operating expenses increased to $8.2 million for the first quarter of 2003 compared to $3.9 million in the first quarter of 2002. The split of these expenses between segments is as follows:

                                                 Three months      Three months
                                                     ended            ended
                                                March 31, 2003    March 31, 2002
                                                --------------    --------------
Life Reinsurance   - North America.........         $2,043               $925
                   - International.........          2,548              1,687
Wealth Management                                      483                209
Other......................................          3,112              1,096
                                                --------------    --------------
Total......................................         $8,186             $3,917
                                                ==============    ==============


     The increase in operating expenses is due to increased personnel and other costs as we continued to grow our business. During 2002 and the first quarter of 2003, we continued to complete the staffing of our principal office in Bermuda and opened an office in Luxembourg. Total employees in our operations, including World-Wide, have grown from 100 at March 31, 2002 to 136 at March 31, 2003. This growth has resulted in additional costs for office running expenses. Since March 31, 2002 we have also seen increased costs of our Board of Directors and legal and professional fees both arising from corporate governance issues. We have also incurred additional costs for directors and officers insurance. Our operations are geographically diverse with offices in Bermuda, the Cayman Islands, Charlotte, Dallas, Dublin, Luxembourg and Windsor. With the growth of our business operations we have incurred additional travel and communication expenses.

Interest expense

     We incurred interest expense of $1.8 million during the first quarter in comparison with $343,000 during the first quarter of 2002. Interest expense this quarter comprises interest on the $115.0 million of convertible debt issued in November 2002 and the $17.5 million capital securities issued in December 2002. Interest expense in the first quarter of 2002 was in respect of borrowings under our credit facility. These borrowings were repaid in April 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Financial Condition

Investments

     At March 31, 2003 the portfolio controlled by us consisted of $1.3 billion of traded fixed income securities, traded equity securities and cash. Of this total $1.3 billion represented the fixed income and equity portfolios managed by external investment managers and $84.1 million represented other cash balances. The average Standard & Poor's rating of that portfolio was "A+," the average effective duration was 3.21 years and the average book yield was 4.91% as compared with an average rating of "AA-," an average effective duration 3.03 years and an average book yield of 4.93 % at December 31, 2002. At March 31, 2003 the unrealized appreciation on investments, net of tax, was $12.6 million as compared with $8.9 million at December 31, 2002. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     At December 31, 2002, the portfolio controlled by us consisted of $1.1 billion of traded fixed income securities and cash. Of this total, $1.0 billion represented the fixed income portfolio managed by external investment managers, and $131.0 million represented other cash balances.

     In the table below are the total returns earned by our portfolio for the three months ended March 31, 2003, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                                                           March 31, 2003
                                                                                           --------------
                 Portfolio performance.........................................                 1.35%
                 Customized index..............................................                 1.52%
                 Lehman Brothers Global Bond Index.............................                 3.58%
                 S&P 500.......................................................                -3.15%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                                  March 31, 2003           December 31, 2002
        Ratings                                                 $ in                       $ in
                                                              millions         %         millions         %
                                                             ----------      -------    ---------       -------
        AAA.............................................     $   398.6         30.8%    $   405.7         35.8%
        AA..............................................         142.2         11.0         113.4         10.0
        A...............................................         406.6         31.4         335.3         29.5
        BBB.............................................         325.8         25.1         252.4         22.2
        BB or below.....................................          22.6          1.7          28.1          2.5
                                                             ----------      -------    ---------       -------
        Total...........................................     $ 1,295.8        100.0%    $ 1,134.9        100.0%
                                                             ==========      =======    =========       =======

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     The following table illustrates the investment portfolio (market value) sector exposure.

                                                                  March 31, 2003           December 31, 2002
                                                             ---------------------      ----------------------
        Sector                                                  $ in                       $ in
                                                              millions         %         millions         %
                                                             ----------    -------      ---------     -------
        U.S. Treasury securities and U.S. government
            agency obligations..........................     $     9.2        0.7%      $    13.8        1.3%
        Corporate securities............................         675.8       52.1           549.9       48.5
        Municipal bonds.................................           1.6        0.1             1.7        0.1
        Mortgage and asset backed securities............         511.3       39.5           438.5       38.6
                                                             ----------    --------     ---------     -------
                                                               1,197.9       92.4         1,003.9       88.5
        Preferred stock.................................          13.8        1.1             -          -
        Cash............................................          84.1        6.5           131.0       11.5
                                                             ----------    --------     ---------     -------
        Total...........................................     $ 1,295.8      100.0%      $ 1,134.9      100.0%
                                                             ==========    ========     =========     =======

     The data in the tables above excludes unit-linked securities and assets held by ceding insurers under modified coinsurance agreements.

     At March 31, 2003 our investment portfolio had 834 securities and $16.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million. There were $34.6 million of unrealized gains on the remainder of the portfolio. At December 31, 2002 our investment portfolio had 617 securities and $16.1 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million.

     The composition by category of securities that have an unrealized loss at March 31, 2003 and December 31, 2002 are presented in the tables below.

                                                                               March 31, 2003
                                                          ------------------------------------------------------
                                                            Estimated                   Unrealized
                                                           Fair Value         %            Loss            %
                                                          -----------    ---------     -----------      --------
                                                                            Dollars in thousands
        Corporate securities..........................    $    75,638       30.9%      $   (5,128)        30.5%
        Municipal bonds...............................          1,583        0.7%             (40)         0.2%
        Collateralized mortgage obligations...........         38,045       15.6%            (350)         2.1%
        Mortgage backed securities....................          4,633        1.9%             (20)         0.1%
        Other structured securities...................        117,423       48.0%         (11,259)        66.7%
        Preferred stock...............................          7,095        2.9%             (68)         0.4%
                                                          -----------    ---------     -----------      --------
                                                          $   244,417      100.0%      $  (16,865)       100.0%
                                                          ===========    =========     ===========      ========

                                                                             December 31, 2002
                                                          -------------------------------------------------------
                                                            Estimated                   Unrealized
                                                           Fair Value         %            Loss            %
                                                          -----------    ---------     -----------      --------
                                                                            Dollars in thousands
        Corporate securities..........................    $    68,503       34.7%      $   (5,323)        33.0%
        Municipal bonds...............................          1,658        0.8               (1)        --
        Collateralized mortgage obligations...........         22,896       11.6             (608)         3.7
        Other structured securities...................        104,453       52.9          (10,213)        63.3
                                                          -----------    ---------     -----------      --------
                                                          $   197,510      100.0%      $  (16,145)       100.0%
                                                          ===========    =========     ===========      ========

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                                   March 31, 2003
                                  -------------------------------------------------------------------------------
                                                              Estimated                  Unrealized
        Days                       Book Value        %        Fair Value        %           Loss            %
        ----                      ------------   --------    ------------   --------    ------------     --------
                                                                Dollars in thousands
        0-90..................    $  136,441       52.2%     $  134,558        55.1%    $   (1,883)        11.1%
        91-180................        26,935       10.3%         25,182        10.2         (1,753)        10.4
        181-270...............        45,876       17.6%         42,490        17.4         (3,386)        20.1
        271-360...............        10,978        4.2%          8,211         3.4         (2,767)        16.4
        Greater than 360......        41,052       15.7%         33,976        13.9         (7,076)        42.0
                                  ------------   --------    ------------   --------    ------------     --------
        Total.................    $  261,282      100.0%     $  244,417       100.0%    $  (16,865)       100.0%
                                  ============   ========    ============   ========    ============     ========

                                                                 December 31, 2003
                                  -------------------------------------------------------------------------------
                                                              Estimated                  Unrealized
        Days                       Book Value        %        Fair Value        %           Loss            %
        ----                      ------------   --------    ------------   --------    ------------     --------
                                                                Dollars in thousands
        0-90..................    $   81,724       38.3%     $   79,557        40.3%    $   (2,167)        13.4%
        91-180................        53,663       25.1          50,082        25.4         (3,581)        22.2
        181-270...............        21,621       10.1          17,759         9.0         (3,862)        23.9
        271-360...............         7,227        3.4           6,212         3.1         (1,015)         6.3
        Greater than 360......        49,420       23.1          43,900        22.2         (5,520)        34.2
                                  ------------   --------    ------------   --------    ------------     --------
        Total.................    $  213,655      100.0%     $  197,510       100.0%    $  (16,145)       100.0%
                                  ============   ========    ============   ========    ============     ========

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $1.3 million at March 31, 2003 and December 31, 2002. Unrealized losses on non-investment grade securities amounted to $4.2 million and $3.8 million at March 31, 2003 and December 31, 2002, respectively. Of these amounts non-investment grade securities with unrealized losses of $1.4 million at March 31, 2003 and $1.6 million at December 31, 2002 had been in an unrealized loss position for a period greater than one year and $169,000 at March 31, 2003 and $230,000 at December 31, 2002 had been in an unrealized loss position for periods greater than 2 years.

     The following tables illustrate the industry analysis of the unrealized losses at March 31, 2003 and December 31, 2002. It includes exposure to industry through both corporate bonds and preferred stock.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                                                         March 31, 2003
                                       -------------------------------------------------------------------------------
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                       ------------   --------    ------------   --------    ------------     --------
        Industry                                                      Dollars in thousands
        Mortgage & asset backed
           securities.............     $  173,353        66.3%     $  161,684      66.2%      $  (11,669)        69.2%
        Banking...................         16,309         6.2          16,188       6.6             (121)         0.7
        Finance companies.........         10,998         4.2          10,493       4.3             (505)         3.0
        Consumer non-cyclical.....         10,909         4.2          10,616       4.3             (293)         1.7
        Consumer cyclical.........         10,707         4.1          10,392       4.3             (315)         1.9
        Energy....................          7,054         2.7           7,035       2.9              (19)         0.1
        Reits.....................          5,791         2.2           5,781       2.4              (10)         0.1
        Transportation............          8,810         3.4           5,760       2.4           (3,050)        18.1
        Other.....................         17,351         6.7          16,468       6.6             (883)         5.2
                                       ------------   --------    ------------   --------    ------------     --------
        Total.....................     $  261,282       100.0%     $  244,417     100.0%      $  (16,865)      100.0%
                                       ============   ========    ============   ========    ============     ========

                                                                       December 31, 2002
                                       -------------------------------------------------------------------------------
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                       ------------   --------    ------------   --------    ------------     --------
        Industry                                                      Dollars in thousands
        Mortgage & asset backed
           securities.............     $  139,830        65.5%     $  129,007       65.4%      $(10,823)        67.1%
        Finance companies.........         16,967         7.9          16,637        8.4           (330)         2.0
        Transportation............          9,936         4.7           7,286        3.7         (2,650)        16.4
        Consumer cyclical.........          7,763         3.6           7,235        3.7           (528)         3.3
        Electric..................          7,130         3.3           6,767        3.4           (363)         2.2
        Other.....................         32,029        15.0          30,578       15.4         (1,451)         9.0
                                       ------------   --------    ------------   --------    ------------     --------
        Total.....................     $  213,655       100.0%     $  197,510      100.0%      $(16,145)       100.0%
                                       ============   ========    ============   ========    ============     =========
-------------------

Other industries each represent less than 2% of estimated fair value

     The expected maturity dates of securities that have an unrealized loss at March 31, 2003 and December 31, 2002 are presented in the table below.

                                                                         March 31, 2003
                                       -------------------------------------------------------------------------------
                                                                    Estimated                  Unrealized
Maturity                                Book Value        %        Fair Value        %            Loss            %
--------                               ------------   --------    ------------   --------    ------------     --------
                                                                      Dollars in thousands
Due in one year or less.............    $    38,514      14.7%    $    37,368      15.3%        (1,146)          6.8%
Due in one through five years.......        119,839      45.9         111,490      45.6         (8,349)         49.5
Due in five through ten years.......         90,401      34.6          83,744      34.3         (6,657)         39.5
Due after ten years.................         12,528       4.8          11,815       4.8           (713)          4.2
                                       ------------   --------    ------------   --------    ------------     --------
Total...............................    $   261,282     100.0%    $   244,417     100.0%    $  (16,865)        100.0%
                                       ============   ========    ============   ========    ============     =========

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


                                                                       December 31, 2002
                                       -------------------------------------------------------------------------------
                                                                    Estimated                  Unrealized
Maturity                                 Book Value        %       Fair Value        %            Loss            %
--------                               ------------   --------    ------------   --------    ------------     --------
                                                                      Dollars in thousands
Due in one year or less.............    $    20,532      9.6       $    20,067    10.2%       $    (465)         2.9%
Due in one through five years.......        112,591     52.7           103,679    52.5           (8,912)        55.2
Due in five through ten years.......         69,330     32.5            63,753    32.3           (5,577)        34.5
Due after ten years.................         11,202      5.2            10,011     5.0           (1,191)         7.4
                                       ------------   --------    ------------   --------    ------------     --------
Total...............................    $   213,655    100.0       $   197,510   100.0%       $ (16,145)       100.0%
                                       ============   ========    ============   ========    ============     =========


     At March 31, 2003 there were 202 securities with unrealized loss positions. There was one security with a loss greater than $1 million. This is a securitized asset and is tested for impairment under EITF Issue No. 99-20. At March 31, 2003 this security satisfied the impairment tests of EITF 99-20. At December 31, 2002 there were 114 securities with unrealized loss positions. There was one security with an unrealized loss greater than $1 million. This was also a securitized asset, was tested for impairment under EITF Issue No. 99-20 and satisfied the impairment tests at December 31, 2002.

     At March 31, 2003 there were 10 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $6.9 million and the largest unrealized loss position was $1.4 million.

     At December 31, 2002, there were five securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.5 million.

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

     At March 31, 2003, and December 31, 2002 we had four modified coinsurance arrangements with three ceding companies. We had three contracts with Lincoln National Insurance Company that account for $1.1 billion which represented 97% of the funds withheld balances. The other contract is with Illinois Mutual Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on our modified coinsurance arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     Interest sensitive contract liabilities relating to the Lincoln National Insurance Company contracts amounted to $1.1 billion at March 31, 2003 and December 31, 2002.

     At March 31, 2003, funds withheld at interest totaled $1.1 billion with an average rating of "A", an average effective duration of 5.15 years and an average book yield of 6.44% as compared with an average rating of "A-", an average effective duration of 5.4 years and an average book yield of 6.49% at December 31, 2002. These are fixed income investments associated with modified coinsurance transactions; they include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.2 billion at March 31, 2003.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.


                                                          March 31, 2003              December 31, 2002
                                                  ------------------------------  ---------------------------
        Ratings                                   $ in millions         %         $ in millions         %
        -------                                   -------------      -----------  -------------     ---------
        AAA...................................    $       125.7         10.3%     $       114.0          9.8%
        AA....................................             53.2          4.4               52.7          4.5
        A.....................................            412.3         33.9              418.7         35.8
        BBB...................................            447.7         36.9              425.9         36.5
        BB or below...........................             54.7          4.5               44.7          3.8
                                                  -------------      -----------  -------------     ---------
                                                        1,093.6         90.0            1,056.0         90.4
        Commercial mortgage loans.............            121.6         10.0              112.3          9.6
                                                  -------------      -----------  -------------     ---------
        Total.................................    $     1,215.2        100.0%     $     1,168.3        100.0%
                                                  =============      ===========  =============     =========

         According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.



                                                          March 31, 2003                December 31, 2002
                                                  ------------------------------  ---------------------------
        Sector                                    $ in millions         %         $ in millions         %
        ------                                    -------------      -----------  -------------     ---------
        U.S. Treasury securities and U.S.
           government agency obligations....      $       12.2          1.0%      $       10.6           0.9%
        Corporate securities................             858.6         70.7              822.2          70.4
        Municipal bonds.....................               1.7          0.1                0.5           0.1
        Mortgage and asset backed securities             206.7         17.0              213.1          18.2
                                                  -------------      -----------  -------------     ---------
                                                       1,079.2         88.8            1,046.4          89.6
        Commercial mortgage loans...........             121.6         10.0              112.3           9.6
        Cash................................              14.4          1.2                9.6           0.8
                                                  -------------      -----------  -------------     ---------
        Total...............................      $    1,215.2        100.0%      $    1,168.3         100.0%
                                                  =============      ===========  =============     =========

Liquidity and Capital Resources

Cash flow

         Operating cash flow from operations amounted to $13.2 million in the first quarter of 2003 in comparison with cash flow of $6.9 million used in operations in the same period in 2002. Operating cash

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business.

     The increase in operating cash flow from the first quarter of 2002 was primarily due to increases in premiums, fees, and investment income greater than increases in benefits and expenses paid. Reinsurance premiums and fees received increased by $31.3 million due to growth in business in both our Life Reinsurance and North America segments. Investment income received increased by $9.8 million due to the growth in our invested asset base. The increase was offset by declining yields. Benefits paid increased by $5.8 million due to the growth of business in our Life Reinsurance segments. Acquisition and other costs, including commissions, increased by $14.4 million. This increase related principally to new business written in our Life Reinsurance North America segments and increased operating expenses. Acquisition costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

     Our cash flow from operations may be positive or negative in any period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period.

Capital and collateral

     At March 31, 2003 total capitalization was $632.6 million compared to $623.6 million at December 31, 2002. Total capitalization includes long-term debt and is analyzed as follows:

                                                                March 31, 2003        December 31, 2002
                                                             -------------------     --------------------
                                                                         (dollars in thousands)
                 Shareholder's equity.................       $         500,090       $         491,092
                 Long-term debt.......................                 132,500                 132,500
                                                             -------------------     --------------------
                 Total                                       $         632,590       $         623,592
                                                             ===================     ====================

     The increase in capitalization is due to the net income for the year of $7.2 million less dividends paid of $1.3 million and increases in comprehensive income. Comprehensive income consists of the unrealized depreciation on investments, the cumulative translation adjustment arising from the translation of World-Wide Holdings' balance sheet at exchange rates as of March 31, 2003 and a minimum pension liability adjustment.

     In April, 2003 we filed and had declared effective a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell securities described in the registration statement up to a total of $500.0 million. There have been no offerings under this registration statement.

     During the first quarter of 2003 we paid a quarterly dividend totaling $1.3 million or $0.05 per share. During 2002, we paid dividends totaling $5.0 million or $0.20 per share.

     During 2002, we arranged two secured credit facilities with U.S. banks totaling $100.0 million. Each of the credit facilities provides for a combination of borrowing and letters of credit of $50.0 million. These facilities expire in September 2003 but are renewable with the agreement of both parties. One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd., which we refer to

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


as SALIC, and World-Wide Reassurance maintain Standard & Poor's ratings of at least "A-" and that SALIC maintains shareholder's equity of at least $210.0 million. At March 31, 2003, SALIC and World-Wide Reassurance each had a Standard & Poor's rating of "A-" and SALIC's shareholder's equity was $479.2 million. The other facility requires that Scottish Annuity & Life maintain consolidated net worth of $375.0 million and a maximum debt to total capitalization ratio of 25%. At March 31, 2003, Scottish Annuity & Life's net worth was $ 500.1 million and the ratio of debt to total capitalization was 21%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At March 31, 2003, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $9.3 million.

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral or letters of credit arises in four ways:

     o when SALIC, Scottish Re (Dublin) Limited or World-Wide Reassurance enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit in order that the ceding company may obtain reserve credit for the reinsurance transaction;

     o when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from Scottish Annuity & Life or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

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

     SALIC has agreed with Scottish Re (U.S.), Inc. that it will (1) cause Scottish Re (U.S.), Inc. to maintain capital and surplus equal to the greater of $20.0 million or such amount necessary to prevent the occurrence of a Company Action Level Event under the risk-based capital laws of the state of Delaware and (2) provide Scottish Re (U.S.), Inc. with enough liquidity to meet its obligations in a timely manner.

     In addition, SALIC and Scottish Annuity & Life have agreed with World-Wide Reassurance that in the event World-Wide Reassurance is unable to meet its obligations under its insurance or reinsurance agreements,

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


SALIC (or if SALIC cannot fulfill such obligations, then Scottish Annuity &
Life) will assume all of World-Wide Reassurance's obligations under such agreements.

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

Changes in Accounting Standards

     The Derivative Implementation Group has recently released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether Statement of Financial Accounting Standard No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest which arise under modified coinsurance agreements are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We have not yet determined the value of the related embedded derivatives in our funds withheld at interest. The market value of funds withheld at interest was $1.2 billion at March 31, 2003.

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


     o uncertainties relating to the ratings accorded to our insurance subsidiaries;

     o    the risk that our risk analysis and underwriting may be inadequate;

     o    exposure to mortality experience which differs from our assumptions;

     o risks arising from our investment strategy, including risks related to the market value of our investments, fluctuations in interest rates and our need for liquidity;

     o uncertainties arising from control of our invested assets by third parties;

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

     o    loss of the services of any of our key employees;

     o    losses due to foreign currency exchange rate fluctuations;

     o uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

     o the competitive environment in which we operate and associated pricing pressures; and

     o    changes in accounting principles.

     The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the financial impact of any such factor on the business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward looking statement. Any forward looking statement speaks only as of the date of this report and we do not undertake any obligation, other than as may be required under the Federal securities laws, to update any forward looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events.

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

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since December 31, 2002. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K

Item 4.  Disclosure Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of a date within 90 days of the filing date of this Annual Report on Form 10-Q, our principal executive officers and principal financial officer have concluded that Scottish Annuity & Life's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Annuity & Life in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There were no significant changes in the Scottish Annuity & Life's internal controls or in other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not currently involved in any material litigation or arbitration.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

     Not applicable.

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

     3.1 Memorandum of Association of Scottish Annuity & Life, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Annuity & Life's Current Report on Form 8-K/A).(6)

     3.2 Articles of Association of Scottish Annuity & Life, as amended as of May 2, 2002 (incorporated herein by reference to Scottish Annuity & Life's Current Report on Form 8-K filed with the SEC on April 14,
          2003).

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

     10.9 Share Purchase Agreement by and between Scottish Annuity & Life and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Annuity & Life's Current Report on Form 8-K).(7)

     10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Annuity & Life and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.11 2001 Stock Option Plan (incorporated herein by reference to Exhibit
           10.17 to Scottish Annuity & Life's 2001 Annual Report on Form 10-K).
           (4)(10)

     10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to Exhibit
           10.17 to Scottish Annuity & Life's 2001 Annual Report on Form 10-K). (4)(10)

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

     10.22 Employment Agreement dated June 1, 2002 between Scottish Annuity & Life and Clifford J. Wagner (incorporated by reference to Scottish Annuity & Life's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002).(8)(10)

     10.23 Employment Agreement dated July 8, 2002 between Scottish Annuity & Life and Scott E. Willkomm (incorporated by reference to Scottish Annuity & Life's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002).(8)(10)

     10.24 Employment Agreement dated February 10, 2003 between Scottish Annuity & Life and Michael C. French. (10)

     10.25 Employment Agreement dated February 10, 2003 between Scottish Annuity & Life and Oscar R. Scofield. (10)

     10.26 Amended employment Agreement dated February 10, 2003 between Scottish Annuity & Life and Thomas A. McAvity. (10)

     10.27 Indenture, dated November 22, 2002, between Scottish Annuity & Life and The Bank of New York (incorporated herein by reference to Scottish Annuity & Life's Registration Statement on Form S-3). (9)

     10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Annuity & Life and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Annuity & Life's Registration Statement on Form S-3). (9)

     23.1 Consent of Ernst & Young LLP.

     99.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     99.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

--------------------
(1) Scottish Annuity & Life's Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.
(2) Scottish Annuity & Life's 1999 Annual Report on Form 10-K was filed with the SEC on April 3, 2000.

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

B. Reports on Form 8-K

     We did not file any current reports on Form 8-K were filed during the three-month period ended March 31, 2003.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
Date: May 8, 2003                       By: /s/ Scott E. Willkomm
                                             Scott E. Willkomm
                                             President

Date: May 8, 2003                       By: /s/ Michael C. French
                                             Michael C. French
                                             Chief Executive Officer

Date: May 8, 2003                       By: /s/ Elizabeth A. Murphy
                                             Elizabeth A. Murphy
                                             Chief Financial Officer

                                  CERTIFICATION

     I, Michael C. French, Chief Executive Officer of Scottish Annuity & Life Holdings, Ltd. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Scottish Annuity & Life Holdings, Ltd. ("the registrant");

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


Date: May 8, 2003


/s/ Michael C. French
---------------------
Michael C. French
Chief Executive Officer

                                  CERTIFICATION

     I, Scott E. Willkomm, President of Scottish Annuity & Life Holdings, Ltd. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Scottish Annuity & Life Holdings, Ltd. (the "registrant");

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

Date: May 8, 2003


/s/ Scott E. Willkomm
---------------------
Scott E. Willkomm
President

                                  CERTIFICATION

     I, Elizabeth A. Murphy, Chief Financial Officer of Scottish Annuity & Life Holdings, Ltd. certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Scottish Annuity & Life Holdings, Ltd. (the 'registrant");

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

Date: May 8, 2003


/s/ Elizabeth A. Murphy
-----------------------
Elizabeth A. Murphy
Chief Financial Officer