Form 10-Q
period 2003-06-30
SCOTTISH ANNUITY & LIFE HOLDINGS LTD
filed 2003-08-12
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q


     [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the quarterly period ended June 30, 2003

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

As of August 1, 2003, Registrant had 35,045,542 ordinary shares outstanding.

                                Table of Contents


PART I.  FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements..................................................2

Consolidated Balance Sheets - June 30, 2003 (Unaudited) and
  December 31, 2002............................................................2

Unaudited Consolidated Statements of Income - Three and six months ended
  June 30, 2003 and 2002.......................................................3

Unaudited Consolidated Statements of Comprehensive Income - Three and Six
   months ended June 30, 2003 and 2002.........................................4

Unaudited Consolidated Statements of Shareholders' Equity - Six months ended
  June 30, 2003 and 2002.......................................................5

Unaudited Consolidated Statements of Cash Flows - Six months ended
  June 30, 2003 and 2002.......................................................6

Notes to Unaudited Consolidated Financial Statements at June 30, 2003..........8

Item 2.  Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................17

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........41

Item 4.  Disclosure Controls and Procedures...................................41

PART II. OTHER INFORMATION....................................................42

Item 1.  Legal Proceedings....................................................42

Item 2.  Changes in Securities and Use of Proceeds............................42

Item 3.  Defaults Upon Senior Securities......................................42

Item 4.  Submission of Matters to a Vote of Securities Holders................43

Item 5.  Other Information....................................................44

Item 6.  Exhibits and Reports on Form 8-K.....................................44

SIGNATURES....................................................................49

PART I.   FINANCIAL INFORMATION
Item 1.   Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
             Consolidated Balance Sheets - June 30, 2003 (Unaudited)
                              and December 31, 2002
                             (Dollars in thousands)

                                                                            June 30,
                                                                              2003             December 31,
                                                                          (unaudited)              2002
                                                                        ----------------     ----------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $1,253,882; 2002 - $991,304).......................     $    1,292,208       $    1,003,946
Preferred stock, available for sale, at fair value (Cost $48,769 ).             49,711                    -
Investment in unit-linked securities...............................                  -               16,497
Cash and cash equivalents..........................................            131,322              149,666
Other investments..................................................              5,653                5,631
Funds withheld at interest.........................................          1,184,920            1,101,836
                                                                        ----------------     ----------------
     Total investments.............................................          2,663,814            2,277,576
Accrued interest receivable........................................             14,823               11,910
Reinsurance balances and risk fees receivable......................             81,054               39,805
Deferred acquisition costs.........................................            262,015              213,516
Amount recoverable from reinsurers.................................             18,241               22,608
Present value of in-force business.................................             14,686               18,181
Goodwill...........................................................             35,847               35,847
Fixed assets.......................................................              9,259                6,493
Other assets.......................................................             10,832               11,702
Segregated assets..................................................            723,906              653,588
                                                                        ----------------     ----------------
     Total assets..................................................     $    3,834,477       $    3,291,226
                                                                        ================     ================
LIABILITIES
Reserves for future policy benefits................................     $      477,772       $      386,807
Interest sensitive contract liabilities............................          1,920,223            1,567,176
Unit-linked contract liabilities...................................                  -               17,069
Accounts payable and accrued expenses..............................             13,644               15,702
Reinsurance balances payable.......................................             18,497               16,348
Deferred tax liability.............................................             16,336                9,071
Current income tax payable.........................................              1,428                1,873
Long term debt.....................................................            132,500              132,500
Segregated liabilities.............................................            723,906              653,588
                                                                        ----------------     ----------------
     Total liabilities.............................................          3,304,306            2,800,134
                                                                        ----------------     ----------------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:.................
     Issued and fully paid: 27,363,042 ordinary shares
     (2002 - 26,927,456)...........................................                274                  269
Additional paid-in capital.........................................            421,954              416,712
Accumulated other comprehensive income.............................             34,889               13,467
Retained earnings..................................................             73,054               60,644
                                                                        ----------------     ----------------
     Total shareholders' equity....................................            530,171              491,092
                                                                        ----------------     ----------------
     Total liabilities and shareholders' equity....................     $    3,834,477       $    3,291,226
                                                                        ================     ================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                  Unaudited Consolidated Statements of Income -
                Three and Six months ended June 30, 2003 and 2002
                  (Dollars in thousands, except per share data)


                                                    Three months     Three months         Six months       Six months
                                                        ended            ended              ended            ended
                                                   June 30, 2003    June 30, 2002       June 30, 2003    June 30, 2002
                                                   -------------    -------------       -------------    -------------
REVENUES
Premiums earned..................................  $    94,737      $    37,628         $   159,556      $   68,983
Investment income, net...........................       35,941           26,136              68,245          47,867
Fee income.......................................        2,380            2,201               4,371           4,275
Realized losses..................................       (3,392)          (1,606)             (5,713)         (3,305)
                                                   -------------    -------------       -------------    -------------
     Total revenues..............................      129,666           64,359             226,459         117,820
                                                   -------------    -------------       -------------    -------------

BENEFITS AND EXPENSES
Claims and other policy benefits.................       65,676           26,656             108,570          50,543
Interest credited to interest sensitive
contract liabilities.............................       16,874           11,228              32,767          20,406
Acquisition costs and other insurance expenses,
net..............................................       27,884           12,040              48,539          22,869
Operating expenses...............................        8,148            6,236              16,013          10,153
Interest expense.................................        1,851              138               3,664             482
                                                   -------------    -------------       -------------    -------------
     Total benefits and expenses.................      120,433           56,298             209,553         104,453
                                                   -------------    -------------       -------------    -------------
Income from continuing operations before income
taxes............................................        9,233            8,061              16,906          13,367
Income tax expense (benefit).....................          (84)             121                 166             429
                                                   -------------    -------------       -------------    -------------
     Income from continuing operations...........        9,317            7,940              16,740          12,938
                                                   -------------    -------------       -------------    -------------
Loss from discontinued operations................        1,445               91               1,625              91
                                                   -------------    -------------       -------------    -------------

     Net income                                    $     7,872      $     7,849         $    15,115      $   12,847
                                                   =============    =============       =============    =============

Earnings per ordinary share from continuing
operations -Basic................................  $      0.34      $      0.30         $      0.62      $     0.55
                                                   =============    =============       =============    =============

Earnings per ordinary share from continuing
operations - Diluted.............................  $      0.33      $      0.28         $      0.59      $     0.52
                                                   =============    =============       =============    =============

Earnings per ordinary share - Basic..............  $      0.29      $      0.29         $      0.56      $     0.55
                                                   =============    =============       =============    =============

Earnings per ordinary share -Diluted.............  $      0.28      $      0.28         $      0.53      $     0.51
                                                   =============    =============       =============    =============

Dividends per ordinary share.....................  $      0.05      $      0.05         $      0.10      $     0.10
                                                   =============    =============       =============    =============

Weighted average number of ordinary shares
outstanding......................................
     Basic.......................................   27,101,357       26,683,204          27,038,103      23,432,731
                                                   =============    =============       =============    =============
     Diluted.....................................   28,587,540       28,504,230          28,371,379      24,946,671
                                                   =============    =============       =============    =============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Comprehensive Income -
                Three and Six months ended June 30, 2003 and 2002
                             (Dollars in thousands)


                                               Three months      Three months      Six months       Six months
                                              ended June 30,    ended June 30,        ended            ended
                                                   2003              2002         June 30, 2003    June 30, 2002
                                              --------------    --------------    -------------    -------------

Net income ..............................         $  7,872        $  7,849          $ 15,115          $ 12,847
                                                  --------        --------          --------          --------
Other comprehensive income, net of
tax
     Unrealized appreciation
     on investments: ....................           20,409          10,752            25,476             4,878
     Add: reclassification adjustment for
     investment losses included in net
     income .............................           (4,629)         (1,256)           (6,035)               24
                                                  --------        --------          --------          --------
Unrealized appreciation  on investments
net of income tax expense  of $4,533;
$2,100; $6,831 and $1,085 ...............           15,780           9,496            19,441             4,902
Cumulative translation adjustment .......            2,747           3,652             2,020             2,988
Minimum pension liability adjustment ....              (61)            -                 (39)              -
                                                  --------        --------          --------          --------
Other comprehensive income ..............           18,466          13,148            21,422             7,890
                                                  --------        --------          --------          --------
Comprehensive income ....................         $ 26,338        $ 20,997          $ 36,537          $ 20,737
                                                  ========        ========          ========          ========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
           Unaudited Consolidated Statements of Shareholders' Equity -
                     Six months ended June 30, 2003 and 2002
                             (Dollars in thousands)


                                                           Six months ended     Six months ended
                                                             June 30, 2003        June 30, 2002
                                                           ----------------     ----------------
ORDINARY SHARES:
     Beginning of period ............................         26,927,456           20,144,956
     Ordinary shares issued .........................                -              6,750,000
     Issuance to employees on exercise of options ...            235,586               15,000
     Issuance on exercise of warrants ...............            200,000                  -
                                                           --------------       --------------
     End of period ..................................         27,363,042           26,909,956
                                                           ==============       ==============

SHARE CAPITAL:
     Beginning of period ............................       $        269         $        201
     Ordinary shares issued .........................                -                     67
     Issuance to employees on exercise of options ...                  3                    1
     Issuance on exercise of warrants ...............                  2                  -
                                                           --------------       --------------
     End of period ..................................                274                  269
                                                           --------------       --------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period ............................            416,712              301,542
     Ordinary shares issued .........................                -                114,284
     Issuance to employees on exercise of options ...              2,244                  144
     Issuance on exercise of  warrants ..............              2,998                  -
                                                           --------------       --------------
     End of period ..................................            421,954              415,970
                                                           --------------       --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) on investments
     Beginning of period ............................              8,930               (3,626)
     Change in period (net of tax) ..................             19,441                4,902
                                                           --------------       --------------
     End of period ..................................             28,371                1,276
                                                           --------------       --------------
Cumulative translation adjustment
     Beginning of period ............................              5,908                  -
     Change in period ...............................              2,020                2,988
                                                           --------------       --------------
     End of period ..................................              7,928                2,988
                                                           --------------       --------------
Minimum pension liability adjustment
     Beginning of period ............................             (1,371)                 -
     Change in period ...............................                (39)                 -
                                                           --------------       --------------
     End of period ..................................             (1,410)                 -
                                                           --------------       --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME ..............             34,889                4,264
                                                           --------------       --------------

RETAINED EARNINGS:
     Beginning of period ............................             60,644               33,165
     Net income .....................................             15,115               12,847
     Dividends paid .................................             (2,705)              (2,352)
                                                           --------------       --------------
     End of period ..................................             73,054               43,660
                                                           --------------       --------------
TOTAL SHAREHOLDERS' EQUITY ..........................       $    530,171         $    464,163
                                                           ==============       ==============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
                Unaudited Consolidated Statements of Cash Flows -
                     Six months ended June 30, 2003 and 2002
                             (Dollars in thousands)


                                                                                 Six months ended    Six months ended
                                                                                   June 30, 2003      June 30, 2002
                                                                                 ----------------    ----------------
OPERATING ACTIVITIES
Net income.................................................................      $     15,115       $     12,847
Items not affecting cash:..................................................
     Net realized losses...................................................             5,713              3,305
     Amortization of investments...........................................             1,964                173
     Amortization of deferred acquisition costs............................            21,587             13,596
     Amortization of present value of in-force business....................             1,694              1,080
     Changes in assets and liabilities:....................................
         Accrued interest..................................................            (2,778)              (685)
         Reinsurance balances and risk fees receivable.....................           (36,904)             3,098
         Deferred acquisition costs........................................           (67,929)           (50,188)
         Deferred tax liability............................................              (391)               514
         Other assets......................................................               869              3,643
         Current income tax receivable and payable.........................              (445)               510
         Reserves for future policy benefits...............................            92,431               (430)
         Interest sensitive contract liabilities, net of funds withheld at
         interest..........................................................             8,928             10,046
         Unit linked contract liabilities..................................                 -             (6,704)
         Accounts payable and accrued expenses.............................            (3,181)            (1,782)
         Other.............................................................            (1,125)             1,752
                                                                                 ----------------    ----------------
Net cash provided by (used in) operating activities........................            35,548             (9,225)
                                                                                 ----------------    ----------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments.....................................          (430,902)          (218,605)
Proceeds from sales of fixed maturity investments..........................            60,369             71,223
Proceeds from maturity of fixed maturity investments.......................           104,615             41,677
Purchase of preferred stock ...............................................           (49,726)                 -
Proceeds from sales of preferred stock.....................................               363                  -
Proceeds from maturity of preferred stock..................................               587                  -
Costs of acquisition of World-Wide Holdings................................                 -             (1,276)
Purchase of fixed assets...................................................            (2,774)                 -
                                                                                 ----------------    ----------------
Net cash used in investing activities......................................          (317,468)          (106,981)
                                                                                 ----------------    ----------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities........................           278,687             22,146
Withdrawals from interest sensitive contract liabilities...................           (17,653)           (12,224)
Borrowings.................................................................                 -            (42,814)
Issuance of ordinary shares................................................             5,247            114,496
Dividends paid.............................................................            (2,705)            (2,352)
                                                                                 ----------------    ----------------
Net cash provided by financing activities,.................................           263,576             79,252
                                                                                 ----------------    ----------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                               (18,344)           (36,954)
Cash and cash equivalents, beginning of period.............................           149,666             94,581
                                                                                 ----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    131,322        $    57,627
                                                                                 ================    ================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003


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

     All tabular amounts are reported in thousands of United States dollars (except per share amounts).

     Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". In prior years, we applied the intrinsic value-based expense provisions set forth in ABP Opinion No. 25, "Accounting for Stock Issued to Employees" and did not recognize compensation expense. Effective January 1, 2003 we have adopted the modified prospective method of fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. This has resulted in a charge to income of $81,000 in the three and six month periods ended June 30, 2003.

     In May 2003, FASB approved for issuance a Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts". This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, we are required to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". We do not believe the implementation of this SOP will have a material effect on our financial statements.

     The Derivative Implementation Group has released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

instrument. Under DIG B36 modified coinsurance reinsurance agreements, where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest, which arise under modified coinsurance agreements, are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We have not yet determined the value of the related embedded derivatives in our funds withheld at interest. The market value of funds withheld at interest was $1.3 billion at June 30, 2003.

3.   Discontinued operations

     During the quarter ended June 30, 2003 we decided to discontinue our Wealth Management operations in Luxembourg. We are in the process of transferring our Luxembourg Wealth Management business to third parties and we expect to complete the closure of this office by December 31, 2003. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended June 30, 2003 losses from these operations amounted to $1.4 million ($0.05 per diluted share) in comparison with $91,000 in the prior year period. The losses recorded in the current quarter include the write down of a deferred tax asset of $349,000, which had arisen from prior year net operating losses, and estimates of severance costs and costs to close the operation. Losses incurred in respect of these operations in the six month period ended June 30, 2003 and 2002 amounted to $1.6 million ($0.06 per diluted share) and $91,000, respectively.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003


4.   Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America, Life Reinsurance International and Wealth Management. The segment reporting for the lines of business is as follows:


                                                                Three months ended June 30, 2003
                                     -----------------------------------------------------------------------------------
                                          Life             Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management         Other            Total
                                     -------------     -------------     -------------    -------------    -------------
Premiums earned ...............        $  56,565         $  38,172          $   -             $    -        $  94,737
Investment income, net ........           32,680             2,125               60              1,076         35,941
Fee income ....................            1,337               -              1,043                -            2,380
Realized gains (losses) .......           (3,294)             (264)              (8)               174         (3,392)
                                     -------------     -------------     -------------    -------------    -------------
Total revenues ................           87,288            40,033            1,095              1,250        129,666
                                     -------------     -------------     -------------    -------------    -------------

Claims and other policy
   benefits ...................           42,821            22,855              -                  -           65,676
Interest credited to interest
   sensitive contract
   liabilities ................           16,874               -                -                  -           16,874
Acquisition costs and other
   insurance expenses, net ....           19,815             7,690              379                -           27,884
Operating expenses ............            2,372             3,292              193              2,291          8,148
Interest expense ..............              240               -                -                1,611          1,851
                                     -------------     -------------     -------------    -------------    -------------
Total benefits and expenses ...           82,122            33,837              572              3,902        120,433
                                     -------------     -------------     -------------    -------------    -------------
Net income (loss) from continuing
   operations before income taxes      $   5,166         $   6,196          $   523          $  (2,652)     $   9,233
                                     =============     =============     =============    =============    =============

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

                                                                Three months ended June 30, 2002
                                     -----------------------------------------------------------------------------------
                                          Life             Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management         Other            Total
                                     -------------     -------------     -------------    -------------    -------------
Premiums earned .................       $ 23,382         $  14,246          $   -             $   -          $ 37,628
Investment income, net ..........         23,157             1,705              (46)            1,320          26,136
Fee income ......................          1,316               -                885               -             2,201
Realized gains (losses) .........            404            (2,118)             -                 108          (1,606)
                                     -------------     -------------     -------------    -------------    -------------
Total revenues ..................         48,259            13,833              839             1,428          64,359
                                     -------------     -------------     -------------    -------------    -------------

Claims and other policy benefits          17,528             9,128              -                 -            26,656
Interest credited to interest
   sensitive contract liabilities         11,155                73              -                 -            11,228
Acquisition costs and other
   insurance expenses, net ......         10,952               139              949               -            12,040
Operating expenses ..............          1,772             1,767              377             2,320           6,236
Interest expense ................            -                 -                -                 138             138
                                     -------------     -------------     -------------    -------------    -------------
Total benefits and expenses .....         41,407            11,107            1,326             2,458          56,298
                                     -------------     -------------     -------------    -------------    -------------
Net income (loss) from continuing
   operations before income taxes       $  6,852         $   2,726          $  (487)         $ (1,030)       $  8,061
                                     =============     =============     =============    =============    =============


                                                                Six months ended June 30, 2003
                                     -----------------------------------------------------------------------------------
                                          Life             Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management         Other            Total
                                     -------------     -------------     -------------    -------------    -------------
Premiums earned .................      $  96,025         $  63,531          $   -              $   -        $ 159,556
Investment income, net ..........         62,280             3,851               94              2,020         68,245
Fee income ......................          2,396               -              1,975                -            4,371
Realized gains (losses) .........         (5,052)             (873)              (8)               220         (5,713)
                                     -------------     -------------     -------------    -------------    -------------
Total revenues ..................        155,649            66,509            2,061              2,240        226,459
                                     -------------     -------------     -------------    -------------    -------------

Claims and other policy benefits          72,226            36,344              -                  -          108,570
Interest credited to interest
   sensitive contract liabilities         32,767               -                -                  -           32,767
Acquisition costs and other
   insurance expenses, net ......         34,267            13,221            1,051                -           48,539
Operating expenses ..............          4,415             5,840              355              5,403         16,013
Interest expense ................            477               -                -                3,187          3,664
                                     -------------     -------------     -------------    -------------    -------------
Total benefits and expenses .....        144,152            55,405            1,406              8,590        209,553
                                     -------------     -------------     -------------    -------------    -------------
Net income (loss) from continuing
   operations before income taxes      $  11,497         $  11,104          $   655            $(6,350)     $  16,906
                                     =============     =============     =============    =============    =============

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

                                                                Six months ended June 30, 2002
                                     -----------------------------------------------------------------------------------
                                          Life             Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management         Other            Total
                                     -------------     -------------     -------------    -------------    -------------
Premiums earned ...............        $  42,530         $  26,453          $     -         $        -      $  68,983
Investment income, net ........           42,683             3,108             (129)             2,205         47,867
Fee income ....................            2,609               -              1,666                -            4,275
Realized losses ...............             (733)           (2,486)               -                (86)        (3,305)
                                     -------------     -------------     -------------    -------------    -------------
Total revenues ................           87,089            27,075            1,537              2,119        117,820
                                     -------------     -------------     -------------    -------------    -------------

Claims and other policy
   benefits ...................           33,142            17,401                -                  -         50,543
Interest credited to interest
   sensitive contract
   liabilities ................           20,318                88                -                  -         20,406
Acquisition costs and other
   insurance expenses, net ....           19,675             1,674            1,513                  7         22,869
Operating expenses ............            2,697             3,454              587              3,415         10,153
Interest expense ..............              -                 -                  -                482            482
                                     -------------     -------------     -------------    -------------    -------------
Total benefits and expenses ...           75,832            22,617            2,100              3,904        104,453
                                     -------------     -------------     -------------    -------------    -------------
Net income (loss) from continuing
   operations before income taxes      $  11,257         $   4,458          $  (563)         $  (1,785)     $  13,367
                                     =============     =============     =============    =============    =============



                 Assets                                          June 30, 2003     December 31, 2002
                                                               -----------------   -----------------
                 Life Reinsurance
                     North America........................          $ 2,700,027        $ 2,236,089
                     International........................              268,073            265,658
                                                               -----------------   -----------------
                 Total Life Reinsurance...................            2,968,100          2,501,747
                 Wealth Management........................              762,601            681,534
                 Other....................................              103,776            107,945
                                                               -----------------   -----------------
                 Total....................................          $ 3,834,477        $ 3,291,226
                                                               =================   =================

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

5.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:



                                         Three months     Three months       Six months        Six months
                                            ended           ended               ended            ended
                                        June 30, 2003    June 30, 2002     June 30, 2003     June 30, 2002
                                        -------------    -------------     -------------     -------------
Numerator:
Net income ........................     $     7,872       $     7,849       $    15,115        $    12,847
                                        =============    =============     =============     =============
Denominator:
Denominator for basic
   earnings per ordinary
   share - Weighted average
   number of ordinary shares.......      27,101,357        26,683,204        27,038,103        23,432,731
                                        =============    =============     =============     =============

Effect of dilutive securities
 - Stock options ..................         882,360         1,055,956           821,246           926,607
 - Warrants .......................         603,823           765,070           512,030           587,333
                                        -------------    -------------     -------------     -------------
Denominator for dilutive
   earnings per ordinary share           28,587,540        28,504,230        28,371,379        24,946,671
                                        =============    =============     =============     =============
 Earnings per ordinary share
    from continuing operations
    -Basic.........................          $ 0.34            $ 0.30            $ 0.62            $ 0.55
                                        =============    =============     =============     =============
 Earnings per ordinary share
    from continuing operations
    - Diluted......................          $ 0.33            $ 0.28            $ 0.59            $ 0.52
                                        =============    =============     =============     =============
 Basic earnings per ordinary
    share..........................          $ 0.29            $ 0.29            $ 0.56            $ 0.55
                                        =============    =============     =============     =============
 Diluted earnings per ordinary share         $ 0.28            $ 0.28            $ 0.53            $ 0.51
                                        =============    =============     =============     =============

6.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                         Three months     Three months      Six months        Six months
                                            ended           ended              ended            ended
                                        June 30, 2003    June 30, 2002    June 30, 2003     June 30, 2002
                                        -------------    -------------    -------------     -------------
Balance beginning of period........      $    231,414     $    131,073     $   213,516        $  113,898
Expenses deferred..................            41,325           27,028          67,929            49,688
Amortization expense...............           (12,454)          (8,346)        (21,587)          (13,596)
Deferred acquisition costs on
 realized losses...................
                                                1,730              709           2,157               474
                                        -------------    -------------    -------------      ------------
  Balance end of period............      $    262,015     $    150,464     $   262,015        $  150,464
                                        =============    =============    =============      ============

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

7.   Due to Related Parties

     In the normal course of business, we enter into reinsurance contracts with Pacific Life Insurance Company in which we both assume and cede business. Amounts due to Pacific Life of $1.3 million at June 30, 2003 are included in reinsurance balances payable. Amounts due from Pacific Life of $817,000 at December 31, 2002 are included in reinsurance balances and risk fees receivable.

8.   Credit Facilities

     During 2002, we arranged two secured credit facilities with U.S. banks totaling $100 million. Each of the credit facilities provides a combination of borrowings and letters of credit of up to $50 million. Interest rates on amounts borrowed under these facilities are LIBOR plus 45-50 basis points. These facilities expire in September 2003 but are renewable upon the agreement of both parties. At June 30, 2003 and December 31, 2002 there were no borrowings under these facilities. Outstanding letters of credit at June 30, 2003 and December 31, 2002 amounted to $27.6 million and $9.1 million, respectively. Each facility has covenants, including a consolidated net worth covenant and a maximum leverage covenant.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At June 30, 2003 and December 31, 2002, there were no borrowings under this agreement.

9.   Long-term debt

     Long-term debt consists of:

                                                         June 30, 2003   December 31, 2002
                                                         -------------   -----------------
     4.5% senior convertible notes due 2022.........      $  115,000         $ 115,000
     Capital securities.............................          17,500            17,500
                                                         -------------      ------------
     Total                                                $  132,500         $ 132,500
                                                         =============      ============

4.5% Senior convertible notes

     On November 22, 2002 and November 27, 2002, we issued an aggregate of $115.0 million (which included an over allotment option of $15.0 million) of 4.5% senior convertible notes, which are due December 1, 2022, to qualified institutional buyers. The notes are general unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment with all our future subordinated indebtedness. Interest on the notes is payable on June 1 and December 1 of each year, beginning on June 1, 2003. The notes are rated Baa2 by Moody's Investors Service ("Moody's") and BBB- by Standard & Poor's Ratings Group ("Standard & Poor's").

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

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

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

     Under a registration rights agreement, we agreed to file with the Securities and Exchange Commission, a shelf registration statement, for resale of the notes and our ordinary shares issuable upon conversion of the notes. This registration statement was filed and later declared effective by the Securities and Exchange Commission on April 4, 2003.

Capital securities

     On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust") issued and sold in a private offering an aggregate of $17.5 million Floating Rate Capital Securities (the "capital securities"). All of the common shares of the Capital Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

     The capital securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At June 30, 2003 and December 31, 2002, the interest rates were 5.12% and 5.42%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3-month LIBOR plus 4%. At June 30, 2003 and December 31, 2002, the interest rates were 5.12% and 5.42%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the capital securities.

10.  Stock option plans

     We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Plans"), which allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all granted options issued prior to December 31, 2001 become exercisable in three equal annual installments. Commencing January 1, 2002, all granted options will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each director, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,750,000.

     In prior years, we adopted the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". Effective January 1, 2003, we have adopted the modified prospective method of fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. Compensation expense has been recognized for all stock options granted since January 1, 2003. This has resulted in a charge to income of $81,000 in the three and six month periods ended June 30, 2003.

     Pro forma information regarding net income and earnings per share for all outstanding stock options is required by SFAS No. 148 and has been determined as if we accounted for all employee stock options under the fair value method of that Statement.

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

                     Scottish Annuity & Life Holdings, Ltd.
              Notes to Unaudited Consolidated Financial Statements
                                At June 30, 2003

     Our pro forma information is as follows:

                                                  Three months    Three months     Six months      Six months
                                                      ended           ended           ended           ended
                                                  June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                  -------------   -------------   -------------   -------------
Net income-- as reported ...................         $  7,872        $  7,849        $ 15,115        $ 12,847
Stock-based employee compensation cost, net
    of related tax effects, included in the
    determination of net income as reported                81            --                81            --
Stock-based employee compensation cost, net
    of related tax effects, that would have
    been included in the determination of
    net income if the fair value based
    method had been applied to all awards ..             (649)         (1,130)         (1,319)         (2,316)
                                                  -------------   -------------   -------------   -------------
Net income-- pro forma .....................         $  7,304        $  6,719        $ 13,877        $ 10,531
                                                  =============   =============   =============   =============


                                                  Three months    Three months     Six months      Six months
                                                      ended           ended           ended           ended
                                                  June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                                  -------------   -------------   -------------   -------------
   Basic earnings per ordinary share-- as
       reported................................      $  0.29         $  0.29         $  0.56         $  0.55
   Basic earnings per ordinary share-- pro
       forma...................................      $  0.27         $  0.25         $  0.52         $  0.45
   Diluted earnings per ordinary share-- as
       reported................................      $  0.28         $  0.28         $  0.53         $  0.51
   Diluted earnings per ordinary share-- pro
       forma...................................      $  0.26         $  0.24         $  0.49         $  0.42


11.  Shareholders' equity

     On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) at an offering price of $20.75 per share in which we raised aggregate net proceeds of $179.7 million ($19.66 per share after the underwriting discount). We have used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life Insurance Company at a purchase price of $19.66 per share. Other expenses of the offering are expected to be approximately $1.2 million. The remainder of the proceeds will be used for general corporate purposes.

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

     o    the level of fees that we charge on our Wealth Management contracts;
          and

     o    our ability to control expenses.

     In addition, our profits can be affected by a number of factors that are not within our control. For example, movements in interest rates can affect the volume of business that we write, the income earned from our investments, the interest we credit on interest sensitive contracts, the level of surrender activity on contracts that we reinsure and the rate at which we amortize deferred acquisition costs. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality, changes in regulation or tax laws, which may affect the attractiveness of our products or the costs of doing business and changes in foreign currency exchange rates.

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

     Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. We applied the new rules on accounting for goodwill during 2002. Goodwill recognized in the consolidated balance sheet was assigned to reporting units and has been tested for impairment at June 30, 2003. There has been no impairment.

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

Results of Operations

Consolidated results of operations

                                                          Three months      Three months     Six months      Six months
                                                              ended             ended           ended          ended
                                                          June 30, 2003     June 30, 2002   June 30, 2003  June 30, 2002
                                                          -------------     -------------   -------------  -------------
Premiums earned........................................   $    94,737       $   37,628      $    159,556   $     68,983
Investment income, net.................................        35,941           26,136            68,245         47,867
Fee income.............................................         2,380            2,201             4,371          4,275
Realized losses........................................        (3,392)          (1,606)           (5,713)        (3,305)
                                                          -------------     -------------   -------------  -------------
Total revenues.........................................       129,666           64,359           226,459        117,820
                                                          -------------     -------------   -------------  -------------

Claims and other policy benefits.......................        65,676           26,656           108,570         50,543
Interest credited to interest sensitive contract               16,874           11,228            32,767         20,406
liabilities............................................
Acquisition costs and other insurance expenses, net....        27,884           12,040            48,539         22,869
Operating expenses.....................................         8,184            6,236            16,013         10,153
Interest expense.......................................         1,851              138             3,664            482
                                                          -------------     -------------   -------------  -------------
Total benefits and expenses............................       120,433           56,298           209,553        104,453
                                                          -------------     -------------   -------------  -------------
Net income before income taxes.........................         9,233            8,061            16,906         13,367
Income tax expense (benefit)...........................           (84)             121               166            429
                                                          -------------     -------------   -------------  -------------
Income from continuing operations......................         9,317            7,940            16,740         12,938
                                                          -------------     -------------   -------------  -------------
Loss from discontinued operations......................         1,445               91             1,625             91
                                                          -------------     -------------   -------------  -------------
Net income.............................................   $     7,872       $    7,849      $     15,115   $     12,847
                                                          =============     =============   =============  =============

     Total revenues increased by 101% to $129.7 million in the second quarter of 2003 from $64.4 million in the same period of 2002. Total revenues increased by 92% to $226.5 million during the first six months of 2003 from $117.8 million in the same period of 2002. Total revenues include premiums earned in our Life Reinsurance operations, investment income on our invested assets, fee income on our Life Reinsurance and Wealth Management operations and realized losses on our investment portfolios. The increase in premiums earned is primarily due to continued growth in our Life Reinsurance North America and Life Reinsurance International segments. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in April 2002 and our debt offerings in November and December 2002. Total benefits and expenses increased by 114% to $120.4 million in the second quarter of 2003 from $56.3 million in the same period in 2002. Total benefits and expenses increased by 101% to $209.6 million during the first six months of 2003 from $104.5 million in the same period in 2002. The increase was due to continued growth in our Life Reinsurance North America and Life Reinsurance International segments, additional operating costs

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

required to meet the growth in our business and additional interest expense arising from the debt issuance in November and December 2002.

     During the period ended June 30, 2003 we decided to discontinue our Wealth Management operations in Luxembourg. We are in the process of transferring our Luxembourg Wealth Management business to third parties and expect to complete the closure of this office by December 31, 2003. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended June 30, 2003 losses from these operations amounted to $1.4 million ($0.05 per diluted share) in comparison with $91,000 in the prior year period. The losses recorded in the current quarter include the write down of a deferred tax asset of $349,000, which had arisen from prior year net operating losses, and estimates of severance costs and costs to close the operation. Losses incurred in respect of these operations in the six month period ended June 30, 2003 and 2002 amounted to $1.6 million ($0.06 per diluted share) and $91,000, respectively.

Earnings per ordinary share

                                           Three months   Three months     Six months     Six months
                                               ended          ended          ended          ended
                                             June 30,       June 30,       June 30,        June 30,
                                               2003           2002            2003            2002
                                           ------------   ------------   ------------   ------------

   Income from continuing operations            $9,317         $7,940        $16,740        $12,938
                                           ============   ============   ============   ============
   Net income.............................      $7,872         $7,849        $15,115        $12,847
                                           ============   ============   ============   ============
   Earnings per ordinary share from
   continuing operations -Basic...........      $ 0.34         $ 0.30        $  0.62        $  0.55
                                           ============   ============   ============   ============
   Earnings per ordinary share from
   continuing operations - Diluted........      $ 0.33         $ 0.28        $  0.59        $  0.52
                                           ============   ============   ============   ============
   Basic earnings per ordinary share......      $ 0.29         $ 0.29        $  0.56        $  0.55
                                           ============   ============   ============   ============
   Diluted earnings per ordinary share....      $ 0.28         $ 0.28        $  0.53        $  0.51
                                           ============   ============   ============   ============
   Weighted average number of
   ordinary shares outstanding:
   Basic..................................  27,101,357     26,683,204     27,038,103     23,432,731
                                           ============   ============   ============   ============
   Diluted................................  28,587,540     28,504,230     28,371,379     24,946,671
                                           ============   ============   ============   ============

     Net income from continuing operations for the second quarter increased 17% to $9.3 million from $7.9 million in the same quarter in 2002. Net income from continuing operations for the first six months increased 25% to $16.7 million from $13.4 million in the same period in 2002. The increase is attributable to continued growth in our Life Reinsurance North America and Life Reinsurance International operations. Diluted earnings per ordinary share from continuing operations amounted to $0.33 for the quarter ended June 30, 2003 and $0.28 per ordinary share in the prior year period, an increase of 18%. For the six month period, diluted earnings per ordinary share increased by 13% to $0.59. Diluted earnings per ordinary share amounted to $0.28 for the second quarter of 2003 and 2002. Diluted earnings per ordinary share for the quarter increased for the reasons discussed above. This increase was offset by increased realized losses and the loss from discontinued operations. Diluted earnings per ordinary share amounted to $0.54 for the first six months of 2003 and $0.51 in the same period in 2002, an increase of 6%. Diluted earnings per ordinary share in the six month period ended June 30, 2003 increased as a result of the growth in net income discussed above. This increase was offset by an increase in the number of ordinary shares outstanding mainly due to the public offering of 6,750,000 ordinary shares in April 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Premiums earned

     Premiums earned during the three months ended June 30, 2003 increased by 152% to $94.7 million from $37.6 million in the same period in the prior year. Premiums earned during the six months ended June 30, 2003 increased by 131% to $159.6 million from $70.0 million in the same period in the prior year.

     Premiums earned in our Life Reinsurance North America segment during the three month period ended June 30, 2003 increased 142% to $56.6 million in comparison with $23.4 million in the three month period ended June 30, 2002. Premiums earned in this segment during the first six months increased 126% to $96.0 million in comparison with $42.5 million in the six month period ended June 30, 2002. The increase is due to increases in the amounts of life insurance in-force on existing treaties and on new business written during the quarter. As of June 30, 2003, we reinsured approximately $90.4 billion of life insurance in-force on 1,787,000 lives. During the June quarter of 2003, we added $16.2 billion of in-force in comparison with $6.7 billion in the prior year period. In the six months ended June 30, 2003, we added $22.2 billion of in-force in comparison with $14.1 billion in the prior year period. Our average benefit coverage per life was $51,000. As of June 30, 2002 we reinsured approximately $49.0 billion of life insurance in-force on 1,252,000 lives. Our average benefit coverage per life was $39,000.

     Premiums earned in our Life Reinsurance International segment during the second quarter increased 168% to $38.2 million in comparison with $14.2 million in the three month period ended June 30, 2002. Premiums earned in this segment during the first six months increased 140% to $63.5 million in comparison with $26.5 million in the six month period ended June 30, 2002. Our Life Reinsurance International segment completed the acquisition of an in-force reinsurance transaction effective from October 1, 2002. This transaction has contributed $8.7 million to premiums earned during the current quarter and $13.6 million during the first six months of 2003. Premiums earned on other life business increased by $11.1 million during the current quarter and $17.4 million in the first six months of 2003 in comparison with prior periods in 2002. The increase is due to an increase in the number of contracts from 1,387 at June 30, 2002 to 1,729 at June 30, 2003. Premiums earned on aircrew "loss of license" insurance increased by $3.9 million during the current quarter quarter and $5.8 million in the first six months of 2003 in comparison with the prior year periods in 2002 due to new business. At June 30, 2003, there were 216 in-force contracts of which 78 incepted during the six-month period ended June 30, 2003.

Fee income

     Both Life Reinsurance and Wealth Management operations generate fee income. We earn fees in Life Reinsurance on certain of our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

  Fee income is as follows:

                                           Three months   Three months    Six months     Six months
                                              ended          ended          ended          ended
                                             June 30,       June 30,       June 30,       June 30,
                                              2003            2002           2003           2002
                                           ------------   ------------   ------------   -----------
Life Reinsurance North America...........     $1,337         $1,316         $2,396         $2,609
Wealth Management........................      1,043            885          1,975          1,666
                                           ------------   ------------   ------------   -----------
                                              $2,380         $2,201         $4,371         $4,275
                                           ============   ============   ============   ===========

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     Wealth Management fees increased by 18% to $1.0 million during the three month period ended June 30, 2003 and by 19% to $2.0 million during the six month period ended June 30, 2003. The growth in fees is principally due to the growth in segregated account balances, which is due to an increase in the number of clients and improved investment performance. The number of clients has grown from 140 at June 30, 2002 to 177 at June 30, 2003. Segregated assets amount to $723.9 million at June 30, 2003 in comparison to $573.1 million at June 30, 2002. Policy face amounts amounted to $1.1 billion and $914.6 million at June 30, 2003 and 2002, respectively.

     The change in the segregated assets is as follows:


                                       Three months    Three months      Six months      Six months
                                           ended           ended          ended           ended
                                       June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                       -------------   -------------   -------------   -------------
 Balance at beginning of period.....    $  669,644      $  603,600      $  653,588      $  602,800
 Deposits...........................        16,712           7,607          66,739          11,807
 Withdrawals........................        (3,484)              -         (10,168)           (650)
 Investment performance.............        41,034         (38,052)         13,747         (40,802)
                                       -------------   -------------   -------------   -------------
 Balance at end of period...........    $  723,906      $  573,155      $  723,906      $  573,155
                                       =============   =============   =============   =============


Investment income

     Net investment income increased by $9.7 million or 38% to $35.9 million for the three months ended June 30, 2003 from $26.1 million for the prior year period. Net investment income increased by $20.3 million or 43% to $68.2 million for the six months ended June 30, 2003 from $47.9 million for the prior year period. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2002 and 2003. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America operations and investment of the proceeds of our equity offering in April 2002 and our convertible debt and capital securities offerings in November and December 2002. Total invested assets have increased from $1.7 billion at June 30, 2002 to $2.7 billion at June 30, 2003. Funds withheld at interest grew from $879.6 million at June 30, 2002 to $1.2 billion at June 30, 2003.

     During the six month period ended June 30, 2003, average book yields were lower than in the same period in 2002. On the $1.4 billion portfolio managed by our external investment managers the yields on fixed rate assets were 5.4% and 6.3% at June 30, 2003 and 2002, respectively. The reduction in yield was due primarily to the much lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 3.2% from 3.7%, and the yield on our cash and cash equivalents decreased to 1.6% from 1.8%. The volume of floating rate assets increased during 2002 as a result of our investing the proceeds of a $100 million floating rate funding agreement to earn a spread over the cost of funds.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

The analysis of investment income by segment is as follows:

                                       Three months    Three months      Six months      Six months
                                           ended           ended           ended           ended
                                       June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                       -------------   -------------   -------------   -------------
 Life Reinsurance  - North America.....  $   32,680      $   23,157      $   62,280      $   42,683
                   - International.....       2,125           1,705           3,851           3,108
 Wealth Management.....................          60             (46)             94            (129)
 Other.................................       1,076           1,320           2,020           2,205
                                       -------------   -------------   -------------   -------------
 Total.................................  $   35,941      $   26,136      $   68,245      $   47,867
                                       =============   =============   =============   =============

Realized losses

     During the three months ended June 30, 2003, realized losses amounted to $3.4 million in comparison with $1.6 million in 2002. During the six months ended June 30, 2003, realized losses amounted to $5.7 million in comparison with $3.3 million in 2002.

     During the quarter ended June 30, 2003, we recognized $0.5 million losses in respect of "other than temporary impairments" on investments. During the six month period, these losses amounted to $1.7 million. There were no "other than temporary impairment" losses recognized during the first six months of 2002. These losses include "other than temporary impairment losses" notified by ceding companies on contracts written on a modified coinsurance basis. They are stated net of the related deferred acquisition costs. Management reviews securities with material unrealized losses and tests for "other than temporary impairments" on a quarterly basis. Factors involved in the determination of impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months and other assets with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for "other than temporary impairment." When a decline is considered to be "other than temporary" a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

     Under EITF 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets", a decline in fair value below "amortized cost" basis is considered to be an "other than temporary impairment" whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. During the quarter ended June 30, 2003, we recognized $1.7 million in respect of EITF 99-20 losses in comparison with $1.0 million in the prior year period. During the six month period ended June 30, 2003, these losses amounted to $2.4 million in comparison with $1.9 million for the same period in 2002.

     The impairment losses discussed above have been partially offset by net realized gains on the disposals of fixed maturity investments.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended June 30, 2003 and 2002.

                                       Three months ended June 30, 2003
                  --------------------------------------------------------------------------
                       Credit Concern                Other                    Total
                  ----------------------- ------------------------ -------------------------
Days               Proceeds       Loss       Proceeds       Loss      Proceeds       Loss
                  ----------- ----------- ------------- ---------- ------------ ------------
                                           (dollars in thousands)
0-90..........    $     --     $     --     $  2,476     $     (3)   $  2,476     $     (3)
91-180........         739          (11)          --           --         739          (11)
                  ----------- ----------- ------------- ---------- ------------ ------------
Total.........    $    739     $    (11)    $  2,476     $     (3)   $  3,215     $    (14)
                  =========== =========== ============= ========== ============ ============


                                       Three months ended June 30, 2002
                  --------------------------------------------------------------------------
                       Credit Concern                Other                    Total
                  ----------------------- ------------------------ -------------------------
Days               Proceeds       Loss       Proceeds       Loss      Proceeds       Loss
                  ----------- ----------- ------------- ---------- ------------ ------------
                                           (dollars in thousands)
0-90..........    $  7,131     $   (161)    $  4,337     $    (20)   $ 11,468     $   (181)
91-180........         996          (54)                                  996          (54)
Greater than 360       658          (98)          --           --         658          (98)
                  ----------- ----------- ------------- ---------- ------------ ------------
Total.........    $  8,785     $   (313)    $  4,337     $    (20)   $ 13,122     $   (333)
                  =========== =========== ============= ========== ============ ============


                                       Six months ended June 30, 2003
                  --------------------------------------------------------------------------
                       Credit Concern                Other                    Total
                  ----------------------- ------------------------ -------------------------
Days               Proceeds       Loss       Proceeds       Loss      Proceeds       Loss
                  ----------- ----------- ------------- ---------- ------------ ------------
                                           (dollars in thousands)
0-90..........    $            $     --     $  2,476     $     (3)   $  2,476     $     (3)
91-180........       3,429         (212)          --           --       3,429         (212)
181-270.......       1,200         (241)          --           --       1,200         (241)
Greater than 360     1,474          (13)          --           --       1,474          (13)
                  ----------- ----------- ------------- ---------- ------------ ------------
Total.........    $  6,103     $   (466)    $  2,476     $     (3)   $  8,579     $   (469)
                  =========== =========== ============= ========== ============ ============


                                       Six months ended June 30, 2002
                  --------------------------------------------------------------------------
                       Credit Concern                Other                    Total
                  ----------------------- ------------------------ -------------------------
Days               Proceeds       Loss       Proceeds       Loss      Proceeds       Loss
                  ----------- ----------- ------------- ---------- ------------ ------------
                                           (dollars in thousands)
0-90..........    $ 10,688     $   (587)    $  8,442     $    (38)   $ 19,130     $   (625)
91-180........       2,949         (199)       2,044          (45)      4,993         (244)
Greater than 360       658          (98)          --           --         658          (98)
                  ----------- ----------- ------------- ---------- ------------ ------------
Total.........    $ 14,295     $   (884)    $ 10,486     $    (83)   $ 24,781     $   (967)
                  =========== =========== ============= ========== ============ ============

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     At December 31, 2002, we held unit-linked securities amounting to $16.5 million. These securities comprised investments in a unit trust denominated in British pounds. These securities were acquired as part of the purchase of World-Wide Holdings and were recorded at quoted market value. Changes in market value were recorded as net realized gains or losses. During the quarter ended June 30, 2003, we novated our liabilities on our unit-linked contracts as discussed in "Claims and Other Policy Benefits". The liabilities were settled by transferring a portion of the unit-linked securities to the original ceding company. The remaining unit-linked securities were sold realizing a gain of $0.3 million during the quarter. During the quarter ended June 30, 2002 and the six month periods ended June 30, 2003 and 2002, changes in market value of those securities of $0.3 million, $0.9 million and $2.4 million, respectively, were recognized as realized losses.

Claims and other policy benefits

     Claims and other policy benefits increased by 146% to $65.7 million in the three month period ended June 30, 2003 in comparison with $26.7 million in the prior year period. Claims and other policy benefits increased by 115% to $108.6 million in the six month period ended June 30, 2003 in comparison with $50.5 million in the prior year period.

     Claims and other policy benefits in our Life Reinsurance North America segment increased by 144% to $42.8 million in the three month period ended June 30, 2003 from $17.5 million in the same quarter in 2002. Claims and other policy benefits in our Reinsurance North America segment increased by 118% to $72.2 million in the six month period ended June 30, 2003 from $33.1 million in the same quarter in 2002. The increase is as a result of the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America operations as previously described. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

     Claims and other policy benefits in our Life Reinsurance International segment increased by 150% to $22.9 million in the three month period ended June 30, 2003 from $9.1 million in the same quarter in 2002. Claims and other policy benefits in our Life Reinsurance International segment increased by 109% to $36.3 million in the six month period ended June 30, 2003 from $17.4 million in the same quarter in 2002. The increase is a result of the increased volume of business, as previously described, together with the acquisition of an in-force block of business with effect from October 2002 on which claims amounted to $4.9 million for the quarter and $6.7 million during the first six months of 2003.

     Our targeted maximum corporate retention in our Life Reinsurance North America segment operations on any one life is $1 million, however, we currently retrocede any liability in excess of $500,000. Our maximum retention per life in our Life Reinsurance International segment is $250,000. We have also arranged catastrophe cover, which provides reinsurance for losses of approximately $11.0 million in excess of $1.0 million. This catastrophe cover provides protection for terrorism, nuclear, biological and chemical risks.

     During the quarter ended June 30, 2003, we entered into an agreement to novate our unit-linked liabilities. The outstanding liabilities were settled by transferring an agreed number of unit-linked securities to the counter-party to the novation agreement. The settlement was less than the liability previously recorded at March 31, 2003 of $15.5 million and therefore resulted in a release of liabilities of $3.4 million.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Interest credited to interest sensitive contract liabilities

     For the three months ended June 30, 2003, interest credited to interest sensitive contract liabilities increased by $5.6 million or 50% to $16.9 million from $11.2 million in the same period in 2002. For the six months ended June 30, 2003, interest credited to interest sensitive contract liabilities increased by $12.4 million or 61% to $32.8 million from $20.4 million in the same period in 2002. Interest credited includes interest in respect of a funding agreement for $100 million that we wrote in June 2002. The amount due on this funding agreement is included in interest sensitive contract liabilities on our balance sheet. The remaining increase is due to interest credited on new 2002 reinsurance treaties and increases in interest credited on treaties, which commenced in prior years, due to increasing average liability balances. Interest sensitive contract liabilities amounted to $1.9 billion in comparison with $1.1 billion at June 30, 2002.

Acquisition costs and other insurance expenses

     During the three month period ended June 30, 2003, acquisition costs and other insurance expenses increased by $15.9 million or 132% to $27.9 million from $12.0 million in the same period in 2002. During the six month period ended June 30, 2003, acquisition costs and other insurance expenses increased by $25.7 million or 112% to $48.5 million from $22.9 million in the same period in 2002. The increase was a result of the increased life and annuity business in our Life Reinsurance North America segment and, as discussed above, the acquisition of the block of business in our Life Reinsurance International segment with effect from October 2002 which added $1.9 million for the current quarter and $3.5 million during the first six months of 2003 to acquisition expenses. The increase was also a result of growth in the other business lines in our Life Reinsurance International segment, as described above. Acquisition costs also includes the amortization of the present value of in-force business. As a result of the novation of the unit linked contract liabilities (as described in "Claims and Other Policy Benefits") the present value of the in-force on this business was fully amortized during the current quarter resulting in an additional charge of $1.9 million.

 The components of these expenses are as follows:

                                       Three months    Three months      Six months      Six months
                                           ended           ended           ended           ended
                                       June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                       -------------   -------------   -------------   -------------
 Commissions, excise taxes &
 other insurance expenses..........      $  54,006       $  30,363       $  91,286       $  57,881
 Deferral of expenses..............        (41,147)        (27,028)        (67,929)        (49,688)
                                       -------------   -------------   -------------   -------------
                                            12,858           3,335          23,357           8,193
 Amortization - Present value
 of in-force business..............          2,572             359           3,595           1,080
 Amortization -- Deferred
 acquisition costs.................         12,454           8,346          21,587          13,596
                                       -------------   -------------   -------------   -------------
 Total.............................      $  27,884       $  12,040       $  48,539       $  22,869
                                       =============   =============   =============   =============

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

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     The analysis of acquisition costs and other insurance expenses by segment is as follows:

                                      Three months    Three months      Six months      Six months
                                          ended           ended           ended           ended
                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                      -------------   -------------   -------------   -------------
Life Reinsurance   - North America....   $19,815          $10,952         $34,267          $19,675
                   - International....     7,690              139          13,221            1,674
Wealth Management.....................       379              949           1,051            1,513
Other.................................         -                -               -                7
                                      -------------   -------------   -------------   -------------
Total.................................   $27,884          $12,040         $48,539          $22,869
                                      =============   =============   =============   =============


Operating expenses

     Operating expenses increased to $8.1 million for the second quarter of 2003 compared to $6.2 million in the second quarter of 2002. Operating expenses increased to $16.0 million for the first six months of 2003 compared to $10.2 million for the first six months in 2002. The split of these expenses between segments is as follows:

                                      Three months    Three months      Six months      Six months
                                          ended           ended           ended           ended
                                      June 30, 2003   June 30, 2002   June 30, 2003   June 30, 2002
                                      -------------   -------------   -------------   -------------
Life Reinsurance - North America......    $2,372           $1,772         $ 4,415          $ 2,697
                 - International......     3,292            1,767           5,840            3,454
Wealth Management.....................       193              377             355              587
Other.................................     2,291            2,320           5,403            3,415
                                      -------------   -------------   -------------   -------------
Total.................................    $8,148           $6,236         $16,013          $10,153
                                      =============   =============   =============   =============

     The increase in operating expenses is due to increased personnel and other costs as we continued to grow our business. During 2002 and the first quarter of 2003, we continued to complete the staffing of our principal office in Bermuda. Total employees in our operations, including World-Wide, have grown from 102 at June 30, 2002 to 137 at June 30, 2003. The number of employees in our Life Reinsurance International segment has grown from 38 at June 30, 2002 to 54 at June 30, 2003. This growth has resulted in additional costs for office running expenses. In 2003, we have experienced increased compensation costs for our Board of Directors, increased legal and professional fees arising as a result of corporate governance legislation, and have also incurred additional costs for director's and officers insurance. Our operations are geographically diverse with offices in Bermuda, the Cayman Islands, Charlotte, Dallas, Dublin and Windsor. With the growth of our business operations, we have incurred additional travel, technology and communication expenses.

Interest expense

     We incurred interest expense of $1.9 million during the second quarter of 2003 in comparison with $0.1 million during the second quarter of 2002. We incurred interest expense of $3.7 million during the first six months of 2003 in comparison with $0.5 million during the same period in 2002. Interest expense this quarter comprises of interest on the $115.0 million of convertible debt issued in November 2002 and the $17.5 million capital securities issued in December 2002. Interest expense in the first six months of 2002 was in respect of borrowings under our credit facility. These borrowings were repaid in April 2002.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Financial Condition

Investments

     At June 30, 2003, the portfolio controlled by us consisted of $1.5 billion of traded fixed income securities, traded preferred stock and cash. Of this total, $1.4 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $109.0 million represented other cash balances. At June 30, 2003, the average Standard & Poor's rating of that portfolio was "A+", the average effective duration was 3.47 years and the average book yield was 4.88% as compared with an average rating of "AA-", an average effective duration 3.03 years and an average book yield of 4.93 % at December 31, 2002. At June 30, 2003, the unrealized appreciation on investments, net of tax, was $28.4 million as compared with $8.9 million at December 31, 2002. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     At December 31, 2002, the portfolio controlled by us consisted of $1.1 billion of traded fixed income securities and cash. Of this total, $1.0 billion represented the fixed income portfolio managed by external investment managers, and $131.0 million represented other cash balances.

     In the table below are the total returns earned by our portfolio for the six months ended June 30, 2003, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with General Re New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                         June 30, 2003
                                                         -------------
    Portfolio performance.............................       3.66%
    Customized index..................................       3.76%
    Lehman Brothers Global Bond Index.................       5.13%
    S&P 500...........................................      11.76%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                               June 30, 2003          December 31, 2002
                                                           --------------------    -----------------------
     Ratings                                                $ in                       $ in
                                                           millions         %       millions          %
                                                          ---------   ---------    ---------    ---------
     AAA.............................................     $   441.5       30.4%    $   405.7        35.8%
     AA..............................................         156.6       10.8         113.4        10.0
     A...............................................         443.6       30.6         335.3        29.5
     BBB.............................................         384.1       26.5         252.4        22.2
     BB or below.....................................          25.1        1.7          28.1         2.5
                                                          ---------   ---------    ---------    ---------
     Total...........................................     $ 1,450.9      100.0%    $ 1,134.9       100.0%
                                                          =========   =========    =========    =========

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                               June 30, 2003         December 31, 2002
                                                           --------------------   -----------------------
     Sector                                                  $ in                    $ in
                                                           millions         %       millions          %
                                                          ---------   ---------    ---------    ---------
        U.S. Treasury securities and U.S. government
            agency obligations..........................  $     9.2       0.6%     $    13.8         1.3%
        Corporate securities............................      727.2       50.1         549.9        48.5
        Municipal bonds.................................        3.0        0.2           1.7         0.1
        Mortgage and asset backed securities............      552.8       38.1         438.5        38.6
                                                          ---------   ---------    ---------    ---------
                                                            1,292.2       89.0       1,003.9        88.5
        Preferred stock.................................       49.7        3.5           -           -
        Cash............................................      109.0        7.5         131.0        11.5
                                                          ---------   ---------    ---------    ---------
        Total...........................................  $ 1,450.9      100.0%    $ 1,134.9       100.0%
                                                          =========   =========    =========    =========

     The data in the tables above excludes unit-linked securities and assets held by ceding insurers under modified coinsurance agreements.

     At June 30, 2003, our investment portfolio had 991 securities and $14.0 million of gross unrealized losses. No single position had an unrealized loss greater than $1.8 million. There were $53.3 million of unrealized gains on the remainder of the portfolio. At December 31, 2002, our investment portfolio had 617 securities and $16.1 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million.

     The composition by category of securities that have an unrealized loss at June 30, 2003 and December 31, 2002 are presented in the tables below.

                                                                               June 30, 2003
                                                          ------------------------------------------------------
                                                            Estimated                   Unrealized
                                                           Fair Value         %            Loss            %
                                                           ----------    ----------     ----------     ---------
                                                                            Dollars in thousands
        Corporate securities..........................    $    43,008       18.9%      $   (2,468)        17.6%
        Municipal bonds...............................          1,441        0.6%            (158)         1.1%
        Collateralized mortgage obligations...........         48,087       21.2%            (473)         3.4%
        Mortgage backed securities....................         14,539        6.4%             (59)         0.4%
        Other structured securities...................        111,637       49.1%         (10,766)        76.7%
        Preferred stock...............................          8,591        3.8%            (116)         0.8%
                                                          -----------    ----------    -----------     ---------
                                                          $   227,303      100.0%      $  (14,040)       100.0%
                                                          ===========    ==========    ===========     =========


                                                                             December 31, 2002
                                                          ------------------------------------------------------
                                                            Estimated                   Unrealized
                                                           Fair Value         %            Loss            %
                                                           ----------    ----------     ----------     ---------
                                                                            Dollars in thousands
        Corporate securities..........................    $    68,503       34.7%      $   (5,323)        33.0%
        Municipal bonds...............................          1,658        0.8               (1)        --
        Collateralized mortgage obligations...........         22,896       11.6             (608)         3.7
        Other structured securities...................        104,453       52.9          (10,213)        63.3
                                                          -----------    ----------    -----------     ---------
                                                          $   197,510      100.0%      $  (16,145)       100.0%
                                                          ===========    ==========    ===========     =========

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     At June 30, 2003, there were 162 securities with unrealized loss positions with two securities having losses greater than $1 million. These two securities were securitized assets and were tested for impairment under EITF Issue No. 99-20. At June 30, 2003, both securities satisfied the impairment tests of EITF 99-20. At December 31, 2002, there were 114 securities with unrealized loss positions with one security having an unrealized loss greater than $1 million. This was also a securitized asset, was tested for impairment under EITF Issue No. 99-20 and satisfied the impairment tests at December 31, 2002.

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                                   June 30, 2003
                                  -------------------------------------------------------------------------------
                                                              Estimated                  Unrealized
        Days                       Book Value        %       Fair Value        %           Loss            %
        ----                      ------------   ---------   ----------    ---------    ----------      --------
                                                                Dollars in thousands
        0-90..................    $  105,392       46.4%     $  103,905        48.7%    $   (1,487)        10.6%
        91-180................        35,590       15.6%         34,735        16.3           (855)         6.1
        181-270...............         9,296        4.1%          7,315         3.4         (1,981)        14.1
        271-360...............        36,101       15.9%         32,963        15.5         (3,138)        22.4
        Greater than 360......        40,924       18.0%         34,345        16.1         (6,579)        46.8
                                  ----------   ---------     ----------    ---------    ----------      --------
        Total.................    $  227,303      100.0%     $  213,263       100.0%    $  (14,040)       100.0%
                                  ==========   =========     ==========    =========    ==========      ========

                                                                 December 31, 2002
                                  -------------------------------------------------------------------------------
                                                             Estimated                  Unrealized
        Days                       Book Value        %       Fair Value        %           Loss            %
        ----                      ------------   ---------   ----------    ---------    ----------      --------
                                                                Dollars in thousands
        0-90..................    $   81,724       38.3%     $   79,557        40.3%    $   (2,167)        13.4%
        91-180................        53,663       25.1          50,082        25.4         (3,581)        22.2
        181-270...............        21,621       10.1          17,759         9.0         (3,862)        23.9
        271-360...............         7,227        3.4           6,212         3.1         (1,015)         6.3
        Greater than 360......        49,420       23.1          43,900        22.2         (5,520)        34.2
                                  ----------   ---------    ----------    ---------    ----------      --------
        Total.................    $  213,655      100.0%     $  197,510       100.0%    $  (16,145)       100.0%
                                  ==========   =========     ==========    =========    ==========      ========

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $1.8 million and $1.3 million at June 30, 2003 and December 31, 2002, respectively. Unrealized losses on non-investment grade securities amounted to $4.5 million and $3.8 million at June 30, 2003 and December 31, 2002, respectively. Of these amounts non-investment grade securities with unrealized losses of $1.8 million at June 30, 2003 and $1.6 million at December 31, 2002 had been in an unrealized loss position for a period greater than one year, of which $215,000 at June 30, 2003 and $230,000 at December 31, 2002 had been in an unrealized loss position for periods greater than 2 years.

     At June 30, 2003, there were ten securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.2 million and the largest unrealized loss position was $1.6 million.

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

     The following tables illustrate the industry analysis of the unrealized losses at June 30, 2003 and December 31, 2002.

                                                                        June 30, 2003
                                       --------------------------------------------------------------------------------
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                       -----------    ---------    ------------   ---------    -------------   --------
        Industry                                                      Dollars in thousands
        Mortgage & asset backed
           securities.............     $  174,262        76.7%     $  162,964         76.4%    $  (11,298)       80.5%
        Transportation............         11,672         5.1          10,083          4.7         (1,589)       11.3
        Banking...................          9,889         4.4           9,819          4.6            (70)        0.5
        Insurance.................          5,176         2.3           5,121          2.4            (55)        0.4
        Reits.....................          4,355         1.9           4,338          2.0            (17)        0.1
        Other.....................         21,949         9.6          20,938          9.9         (1,011)        7.2
                                       -----------    ---------    ------------   ---------    -------------   --------
        Total.....................     $  227,303       100.0%     $  213,263        100.0%    $  (14,040)      100.0%
                                       ===========    =========    ============   =========    =============   ========


                                                                     December 31, 2002
                                       --------------------------------------------------------------------------------
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                       -----------    ---------    ------------   ---------    -------------   --------
        Industry                                                      Dollars in thousands
        Mortgage & asset backed
           securities.............     $  139,830        65.5%     $  129,007         65.4%    $  (10,823)       67.1%
        Finance companies.........         16,967         7.9          16,637          8.4           (330)        2.0
        Transportation............          9,936         4.7           7,286          3.7         (2,650)       16.4
        Consumer cyclical.........          7,763         3.6           7,235          3.7           (528)        3.3
        Electric..................          7,130         3.3           6,767          3.4           (363)        2.2
        Other.....................         32,029        15.0          30,578         15.4         (1,451)        9.0
                                       -----------    ---------    ------------   ---------    -------------   --------
        Total.....................     $  213,655       100.0%     $  197,510        100.0%      $(16,145)      100.0%
                                       ===========    =========    ============   =========    =============   ========

-------------------
Other industries each represent less than 2% of estimated fair value.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     The expected maturity dates of securities that have an unrealized loss at June 30, 2003 and December 31, 2002 are presented in the table below.

                                                                         June 30, 2003
                                       --------------------------------------------------------------------------------
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                       -----------    ---------    ------------   ---------    -------------   --------
Maturity                                                              Dollars in thousands
Due in one year or less.............    $  45,400        20.0%      $   44,263      20.8%          (1,137)       8.1%
Due in one through five years.......      112,976        49.7          105,776      49.6           (7,200)      51.3
Due in five through ten years.......       63,480        27.9           57,904      27.1           (5,576)      39.7
Due after ten years.................        5,447         2.4            5,320       2.5             (127)       0.9
                                       -----------    ---------    ------------   ---------    -------------   --------
Total...............................    $ 227,303       100.0%      $  213,263     100.0%      $  (14,040)     100.0%
                                       ===========    =========    ============   =========    =============   ========



                                                                       December 31, 2002
                                       -------------------------------------------------------------------------------
                                           Book                     Estimated                   Unrealized
                                           Value          %         Fair Value        %            Loss           %
                                       -----------    ---------    ------------   ---------    -------------   --------
Maturity                                                              Dollars in thousands
Due in one year or less.............    $  20,532         9.6        $  20,067      10.2%       $    (465)       2.9%
Due in one through five years.......      112,591        52.7          103,679      52.5           (8,912)      55.2
Due in five through ten years.......       69,330        32.5           63,753      32.3           (5,577)      34.5
Due after ten years.................       11,202         5.2           10,011       5.0           (1,191)       7.4
                                       -----------    ---------    ------------   ---------    -------------   --------
Total...............................    $ 213,655       100.0        $ 197,510     100.0%       $ (16,145)     100.0%
                                       ===========    =========    ============   =========    =============   ========

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

     At June 30, 2003, and December 31, 2002, we had four modified coinsurance arrangements with two ceding companies. We had three contracts with Lincoln National Insurance Company that accounted for $1.2 billion, which represented 98% of the funds withheld balances. The other contract is with Illinois Mutual Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on our modified coinsurance arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     Interest sensitive contract liabilities relating to the Lincoln National Insurance Company contracts amounted to $1.9 billion at June 30, 2003 and December 31, 2002.

     At June 30, 2003, funds withheld at interest totaled $1.2 billion with an average rating of "A-", an average effective duration of 5.23 years and an average book yield of 6.21% as compared with an average rating of "A-", an average effective duration of 5.4 years and an average book yield of 6.49% at December 31, 2002. These are fixed income investments associated with modified coinsurance transactions; they include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.3 billion at June 30, 2003.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                                        June 30, 2003              December 31, 2002
                                                  -------------------------     ------------------------
        Ratings                                   $ in millions        %        $ in millions        %
        -------                                   -------------     -------     -------------     ------

        AAA...................................    $     168.4         12.5%     $     114.0         9.8%
        AA....................................           59.1          4.4             52.7         4.5
        A.....................................          440.3         32.6            418.7        35.8
        BBB...................................          498.0         36.9            425.9        36.5
        BB or below...........................           57.3          4.3             44.7         3.8
                                                  -----------     -----------   -----------    -----------
        Sub-total                                     1,223.1         90.7          1,056.0        90.4
        Commercial mortgage loans.............          126.1          9.3            112.3         9.6
                                                  -----------     -----------   -----------    -----------
        Total.................................    $   1,349.2        100.0%     $   1,168.3       100.0%
                                                  ===========     ===========   ===========    ===========

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                                         June 30, 2003             December 31, 2002
                                                  --------------------------  --------------------------
        Sector                                    $ in millions         %       $ in millions        %
        -------                                   -------------     -------     -------------     ------
        U.S. Treasury securities and U.S.
           government agency obligations....      $      14.3          1.1%      $     10.6         0.9%
        Corporate securities................            921.8         68.3            822.2        70.4
        Municipal bonds.....................              5.0          0.4              0.5         0.1
        Mortgage and asset backed securities            243.2         18.0            213.1        18.2
                                                  -----------     -----------   -----------    -----------
                                                      1,184.3         87.8          1,046.4        89.6
        Commercial mortgage loans...........            126.1          9.3            112.3         9.6
        Cash................................             38.8          2.9              9.6         0.8
                                                  -----------     -----------   -----------    -----------
        Total...............................      $   1,349.2        100.0%      $  1,168.3       100.0%
                                                  ===========     ===========   ===========    ===========

Liquidity and Capital Resources

Cash flow

     Cash provided by operating activities amounted to $35.5 million in the first six months of 2003 in comparison with cash flow of $9.2 million used in operating activities in the same period of 2002. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business.

     The increase in operating cash flow from 2002 was primarily due to increases in premiums, fees, and investment income greater than increases in benefits and expenses paid. Reinsurance premiums and fees received increased by $49.5 million due to growth in business in our Life Reinsurance segment. Investment income received increased by $20.0 million due to the growth in our invested asset base. The increase was offset by declining yields. Benefits paid increased by $29.3 million due to the growth of business in our Life Reinsurance segments. Acquisition and other costs, including commissions, increased by $42.0 million. This increase related principally to new business written in our Life Reinsurance North America segments and increased operating expenses. Acquisition costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

     Our cash flow from operations may be positive or negative in any period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period.

Capital and collateral

     At June 30, 2003, total capitalization was $662.7 million compared to $623.6 million at December 31, 2002. Total capitalization includes long-term debt and is analyzed as follows:

                                          June 30, 2003       December 31, 2002
                                      -------------------    -------------------
                                                  (dollars in thousands)
Shareholder's equity................  $         530,171       $         491,092
Long-term debt......................            132,500                 132,500
                                      -------------------    -------------------
Total                                 $         662,671       $         623,592
                                      ===================    ===================

     The increase in capitalization is due to the net income for the six months ended June 30, 2003 of $15.1 million less dividends paid of $2.7 million and comprehensive income of $36.5 million. Comprehensive income consists of the unrealized depreciation on investments, the cumulative translation adjustment arising from the translation of World-Wide Holdings' balance sheet at exchange rates as of June 30, 2003 and a minimum pension liability adjustment.

     In April 2003, we filed and had declared effective a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell securities described in the registration statement up to a total of $500.0 million.

     On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) at an offering price of $20.75 per share in which we raised aggregate net proceeds of $179.7 million ($19.66 per share after the underwriting discount). We have used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life Insurance Company at a purchase price of $19.66 per share. Other expenses of the offering are expected to be approximately $1.2 million. The remainder of the proceeds will be used for general corporate purposes. The gross proceeds of this offering were $190.9 million and as a result $309.1 million remains of the shelf capacity.

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

     During the six months ended June 30, 2003, we paid a quarterly dividend totaling $2.7 million or $0.10 per share. During 2002, we paid dividends totaling $5.0 million or $0.20 per share.

     During 2002, we arranged two secured credit facilities with U.S. banks totaling $100.0 million. Each of the credit facilities provides for a combination of borrowing and letters of credit of $50.0 million. These facilities expire in September 2003 but are renewable with the agreement of both parties. One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd., which we refer to as SALIC, and World-Wide Reassurance maintain Standard & Poor's ratings of at least "A-" and that SALIC maintains shareholder's equity of at least $210.0 million. At June 30, 2003, SALIC and World-Wide Reassurance each had a Standard & Poor's rating of "A-" and SALIC's shareholder's equity was $497.5 million. The other facility requires that Scottish Annuity & Life maintain consolidated net worth of $375.0 million and a maximum debt to total capitalization ratio of 25%. At June 30, 2003, Scottish Annuity & Life's net worth was $530.2 million and the ratio of debt to total capitalization was 20%. Subsequent to the public offering of ordinary shares described above, the ratio of debt to total capitalization will be approximately 16%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At June 30, 2003, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $27.6 million.

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

     In addition, SALIC and Scottish Annuity & Life have agreed with World-Wide Reassurance that in the event World-Wide Reassurance is unable to meet its obligations under its insurance or reinsurance agreements, SALIC (or if SALIC cannot fulfill such obligations, then Scottish Annuity & Life) will assume all of World-Wide Reassurance's obligations under such agreements.

     Scottish Annuity & Life and SALIC have executed similar agreements for Scottish Re (Dublin) Limited and World-Wide Life Assurance S.A. and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

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

Changes in Accounting Standards

     In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". In prior years, we applied the intrinsic value-based expense provisions set forth in ABP Opinion No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, we have prospectively adopted the fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. This has resulted in a charge to income of $81,000 in the three and six month periods ended June 30, 2003.

     In May 2003, FASB approved for issuance a Statement of Position ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts". This Statement of Position provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, we are required to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". We do not believe the implementation of this SOP will have a material effect on our financial statements.

     The Derivative Implementation Group has released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the

                     Scottish Annuity & Life Holdings, Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations

Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest, which arise under modified coinsurance agreements are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We have not yet determined the value of the related embedded derivatives in our funds withheld at interest. The market value of funds withheld at interest was $1.3 billion at June 30, 2003.

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

Item 4.  Disclosure Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2003, our principal executive officers and principal financial officer have concluded that Scottish Annuity & Life's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Annuity & Life in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There have been no significant changes in internal control over financial reporting that occurred during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, Scottish Annuity & Life's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not currently involved in any material litigation or arbitration.

Item 2.  Changes in Securities and Use of Proceeds

     On July 17, 2003, the Company completed a public offering of 9,200,000 ordinary shares (Commission File Number 333-104545), which included an over-allotment option of 1,200,000 ordinary shares, for an aggregate offering price of $190.9 million. After deducting estimated expenses of $11.2 million, the Company raised aggregate net proceeds of $179.7 million. The managing underwriters were Bear, Stearns & Co. Inc., UBS Investment Bank, A.G. Edwards & Sons, Inc, Keefe Bruyette & Woods, Inc and Putnam Lovell NBF Securities Inc. The Company used the proceeds of the offering to repurchase 1,525,000 shares, from Pacific Life Insurance Company, and will use the remainder for general corporate purposes.


Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Securities Holders

     The 2003 Annual Meeting of Shareholders of the Company was held on May 5, 2003. The following items of business were presented to the shareholders of the Company (the "Shareholders"):



                              Election of Directors



     The results of the vote of the Shareholders with respect to the three Class II Directors were elected as proposed in the Proxy Statement dated April 2, 2003 under the caption titled "Proposal for Election of Directors" were as follows:



                           Total Vote       Total Vote

                           For              Withheld From

Name                       Each Director    Each Director



Class II Directors



Michael Austin             22,642,133       16,500

Lord Norman Lamont         22,642,133       16,500

Scott E. Willkomm          22,620,083       38,550

                      Ratification of Independent Auditors


     The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young, as the independent auditors for the Company for the fiscal year ending December 31, 2003. The results of the vote of the Shareholders with respect to this selection were as follows:



         For:                22,432,236

         Against:               223,287

         Abstain:                 3,110


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

     10.25 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield. (10)

     10.26 Amended employment Agreement dated February 10, 2003 between Scottish Annuity & Life and Thomas A. McAvity. (10)

     10.27 Indenture, dated November 22, 2002, between Scottish Annuity & Life and The Bank of New York (incorporated herein by reference to Scottish Annuity & Life's Registration Statement on Form S-3). (9)

     10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Annuity & Life and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Annuity & Life's Registration Statement on Form S-3). (9)

     10.29 Employment Agreement dated May 1, 2003 between World-Wide Holdings Ltd. and David Huntley. (10)

     10.30 Share Purchase Agreement dated July 3, 2003 by and between Scottish Annuity & Life and Pacific Life Insurance Company (incorporated herein by reference to Scottish Annuity & Life's Current Report on Form 8-K filed with the SEC on July 8, 2003).

     23.1  Consent of Ernst & Young LLP.

     31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

     31.2  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

     31.3  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     -----------------------
     (1) Scottish Annuity & Life's Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.

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

B. Reports on Form 8-K

     The following reports on Form 8-K were filed during the three month period ended June 30, 2003.

     The Company filed a report on Form 8-K on April 14, 2003 to file under Item 5 (Other Events) the current text of Scottish Annuity & Life's Articles of Association.

     The Company filed a report on Form 8-K on May 7, 2003 to report under Item 12 (Results of Operations and Financial Condition) that the Company had issued on May 7, 2003 a press release announcing its second quarter earnings.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.

Date:  August 12, 2003                       By: /s/ Scott E. Willkomm
                                                 Scott E. Willkomm
                                                 President
Date:  August 12, 2003                       By: /s/ Michael C. French
                                                 Michael C. French
                                                 Chief Executive Officer
Date:  August 12, 2003                       By: /s/ Elizabeth A. Murphy
                                                 Elizabeth A. Murphy
                                                 Chief Financial Officer