Form 10-Q
period 2003-09-30
SCOTTISH RE GROUP LTD
filed 2003-11-06
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934

                For the quarterly period ended September 30, 2003

     [ ] Transition Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934
                  For the Transition period from ____ to ______

                        Commission File Number 001-16855

                            SCOTTISH RE GROUP LIMITED

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

                     SCOTTISH ANNUITY & LIFE HOLDINGS, LTD.
              (Former name, former address and former fiscal year,
                         if changed since last report)

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

As of October 27, 2003, Registrant had 35,190,077 ordinary shares outstanding.

                                Table of Contents


PART I.  FINANCIAL INFORMATION................................................2


Item 1.  Financial Statements.................................................2


Consolidated Balance Sheets - September 30, 2003 (Unaudited) and
December 31, 2002..............................................................2


Unaudited Consolidated Statements of Income - Three and nine months ended
September 30, 2003 and 2002....................................................3


Unaudited Consolidated Statements of Comprehensive Income - Three and nine months ended September 30, 2003 and 2002.......................................4


Unaudited Consolidated Statements of Shareholders' Equity - Nine months ended
September 30, 2003 and 2002....................................................5


Unaudited Consolidated Statements of Cash Flows - Nine months ended September
30, 2003 and 2002..............................................................6


Notes to Unaudited Consolidated Financial Statements at September 30,
2003...........................................................................7


Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................18


Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........45


Item 4.  Disclosure Controls and Procedures...................................45


PART II. OTHER INFORMATION....................................................46


Item 1.  Legal Proceedings....................................................46


Item 2.  Changes in Securities and Use of Proceeds............................46


Item 3.  Defaults Upon Senior Securities......................................46


Item 4.  Submission of Matters to a Vote of Securities Holders................47


Item 5.  Other Information....................................................48


Item 6.  Exhibits and Reports on Form 8-K.....................................48

SIGNATURES....................................................................54

PART I...FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Scottish Re Group Limited
          Consolidated Balance Sheets - September 30, 2003 (Unaudited)
                              and December 31, 2002
                             (Dollars in thousands)

                                                                           September 30,
                                                                               2003             December 31,
                                                                            (unaudited)             2002
                                                                        -----------------    --------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $1,563,134; 2002 - $991,304).......................     $    1,592,692       $    1,003,946
Preferred stock, available for sale, at fair value (Cost $67,869)..             68,271                    -
Investment in unit-linked securities...............................                  -               16,497
Cash and cash equivalents..........................................            143,097              149,666
Other investments..................................................              5,644                5,631
Funds withheld at interest.........................................          1,243,909            1,101,836
                                                                        -----------------    --------------
     Total investments.............................................          3,053,613            2,277,576
Accrued interest receivable........................................             17,395               11,910
Reinsurance balances and risk fees receivable......................             81,670               39,805
Deferred acquisition costs.........................................            284,936              213,516
Amount recoverable from reinsurers.................................             24,450               22,608
Present value of in-force business.................................             14,026               18,181
Goodwill...........................................................             35,847               35,847
Fixed assets.......................................................             11,010                6,493
Other assets.......................................................              9,126               11,702
Segregated assets..................................................            695,592              653,588
                                                                        -----------------    --------------
     Total assets..................................................     $    4,227,665       $    3,291,226
                                                                        =================    ==============
LIABILITIES
Reserves for future policy benefits................................     $      510,484       $      386,807
Interest sensitive contract liabilities............................          2,141,724            1,567,176
Unit-linked contract liabilities...................................                  -               17,069
Accounts payable and accrued expenses..............................             15,370               15,702
Reinsurance balances payable.......................................             52,167               16,348
Deferred tax liability.............................................              4,725                9,071
Current income tax payable.........................................                431                1,873
Long term debt.....................................................            132,500              132,500
Segregated liabilities.............................................            695,592              653,588
                                                                        -----------------    --------------
     Total liabilities.............................................          3,552,993            2,800,134
                                                                        -----------------    --------------
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:.................
     Issued and fully paid: 35,184,411 ordinary shares
     (2002 - 26,927,456)...........................................                352                  269
Additional paid-in capital.........................................            572,436              416,712
Accumulated other comprehensive income.............................             28,957               13,467
Retained earnings..................................................             72,927               60,644
                                                                        -----------------    --------------
     Total shareholders' equity....................................            674,672              491,092
                                                                        -----------------    --------------
     Total liabilities and shareholders' equity....................     $    4,227,665       $    3,291,226
                                                                        =================    ==============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                  Unaudited Consolidated Statements of Income -
             Three and nine months ended September 30, 2003 and 2002
                  (Dollars in thousands, except per share data)


                                                   Three months         Three months          Nine months      Nine months
                                                       ended                ended                ended            ended
                                                   September 30,        September 30,        September 30,    September 30,
                                                       2003                 2002                 2003             2002
                                                   -------------       --------------       --------------   --------------
REVENUES
Premiums earned..................................  $     92,741        $     55,122         $    252,296     $    124,105
Investment income, net...........................        38,133              28,663              106,272           76,530
Fee income.......................................         2,932               1,340                7,303            5,615
Realized gains (losses)..........................           744              (5,929)              (4,969)          (9,234)
                                                   ------------        ------------         ------------     ------------
     Total revenues..............................       134,550              79,196              360,902          197,016
                                                   ------------        ------------         ------------     ------------

BENEFITS AND EXPENSES
Claims and other policy benefits.................        69,424              35,645              177,886           86,276
Interest credited to interest sensitive                  33,294                                   66,061
contract liabilities.............................                            13,224                                33,543
Acquisition costs and other insurance expenses,
net..............................................        27,593              16,923               76,132           39,792
Operating expenses...............................         8,753               6,386               24,767           16,539
Interest expense.................................         1,869                 111                5,533              593
                                                   ------------        ------------         ------------     ------------
     Total benefits and expenses.................       140,933              72,289              350,379          176,743
                                                   ------------        ------------         ------------     ------------
Income from continuing operations before income
taxes............................................        (6,383)              6,907               10,523           20,273
Income tax benefit (expense).....................         8,165                 199                7,999             (229)
                                                   ------------        ------------         ------------     ------------
     Income from continuing operations...........         1,782               7,106               18,522           20,044
Loss from discontinued operations................          (157)               (127)              (1,782)            (218)
                                                   ------------        ------------         ------------     ------------
     Net income                                    $      1,625        $      6,979         $     16,740     $     19,826
                                                   ============        ============         ============     ============

Earnings per ordinary share from continuing
    operations -Basic............................  $       0.05        $       0.26         $       0.64     $       0.81
                                                   ============        ============         ============     ============
Earnings per ordinary share from continuing
    operations - Diluted.........................  $       0.05        $       0.25         $       0.60     $       0.77
                                                   ============        ============         ============     ============
Earnings per ordinary share - Basic..............  $       0.05        $       0.26         $       0.57     $       0.81
                                                   ============        ============         ============     ============
Earnings per ordinary share -Diluted.............  $       0.05        $       0.25         $       0.55     $       0.76
                                                   ============        ============         ============     ============
Dividends per ordinary share.....................  $       0.05        $       0.05         $       0.15     $       0.15
                                                   ============        ============         ============     ============
Weighted average number of ordinary shares
    outstanding..................................
         Basic...................................    33,248,670          26,910,907           29,119,913       24,604,864
                                                   ============        ============         ============     ============
         Diluted.................................    35,225,380          27,943,453           30,667,667       25,958,339
                                                   ============        ============         ============     ============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Comprehensive Income -
             Three and nine months ended September 30, 2003 and 2002
                             (Dollars in thousands)


                                                   Three months      Three months      Nine months      Nine months
                                                       ended       ended September        ended            ended
                                                   September 30,       30, 2002       September 30,    September 30,
                                                       2003                               2003             2002
                                                   ------------    ---------------    -------------    ------------
Net income.................................        $   1,625          $   6,979         $ 16,740         $ 19,826
                                                   ---------          ---------         --------         --------
Other comprehensive income (loss), net of
tax........................................
     Unrealized (depreciation)
     appreciation  on investments:.........           (6,423)            11,989           18,142           18,057
     Add: reclassification adjustment for
     investment gains (losses) included in
     net income............................              475             (2,324)          (4,649)          (3,604)
                                                   ---------          ---------         --------         --------
Unrealized (depreciation) appreciation on
investments net of income tax  (benefit)
expense  of $(3,364); $3,607; $3,466 and
$3,885.....................................           (5,948)             9,665           13,493           14,453
Cumulative translation adjustment..........               21              2,127            2,042            5,230
Minimum pension liability adjustment.......               (6)                 -              (45)               -
                                                   ---------          ---------         --------         --------
Other comprehensive income.................           (5,933)            11,792           15,490           19,683
                                                   ---------          ---------         --------         --------
Comprehensive income (loss) ...............        $  (4,308)         $  18,771         $ 32,230         $ 39,509
                                                   =========          =========         ========         ========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                      Unaudited Consolidated Statements of
                           Shareholders' Equity - Nine
                         months ended September 30, 2003
                                    and 2002
                             (Dollars in thousands)

                                                                                   Nine months          Nine months
                                                                                      ended                ended
                                                                                  September 30,        September 30,
                                                                                      2003                   2002
                                                                                  --------------       --------------
ORDINARY SHARES:
     Beginning of period................................................             26,927,456           20,144,956
     Ordinary shares issued.............................................              9,200,000            6,750,000
     Ordinary shares repurchased........................................             (1,525,000)                   -
     Issuance to employees on exercise of options.......................                381,955               32,500
     Issuance on exercise of warrants...................................                200,000                    -
                                                                                  -------------           ----------
     End of period......................................................             35,184,411           26,927,456
                                                                                  =============           ==========

SHARE CAPITAL:
     Beginning of period................................................          $         269        $         201
     Ordinary shares issued.............................................                     92                   68
     Ordinary shares repurchased........................................                    (15)                   -
     Issuance to employees on exercise of options.......................                      4                    -
     Issuance on exercise of warrants...................................                      2                    -
                                                                                  -------------           ----------
     End of period......................................................                    352                  269
                                                                                  -------------           ----------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period................................................                416,712              301,542
     Ordinary shares issued.............................................                180,105              114,252
     Ordinary shares repurchased........................................                (29,966)                   -
     Issuance to employees on exercise of options.......................                  4,187                  279
     Issuance on exercise of  warrants..................................                  2,998                    -
     Warrants repurchased...............................................                 (1,600)                   -
                                                                                  -------------           ----------
     End of period......................................................                572,436              416,073
                                                                                  -------------           ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized appreciation (depreciation) on investments...................
     Beginning of period................................................                  8,930               (3,626)
     Change in period (net of tax)......................................                 13,493               14,567
                                                                                  -------------           ----------
     End of period......................................................                 22,423               10,941
                                                                                  -------------           ----------
Cumulative translation adjustment.......................................
     Beginning of period................................................                  5,908                    -
     Change in period...................................................                  2,042                5,115
                                                                                  -------------           ----------
     End of period......................................................                  7,950                5,115
                                                                                  -------------           ----------
Minimum pension liability adjustment
     Beginning of period................................................                 (1,371)                   -
     Change in period...................................................                    (45)                   -
                                                                                  -------------           ----------
     End of period......................................................                 (1,416)                   -
                                                                                  -------------           ----------

ACCUMULATED OTHER COMPREHENSIVE INCOME .................................                 28,957               16,056
                                                                                  -------------           ----------

RETAINED EARNINGS:
     Beginning of period................................................                 60,644               33,165
     Net income.........................................................                 16,740               19,826
     Dividends paid.....................................................                 (4,457)              (3,698)
                                                                                  -------------           ----------
     End of period......................................................                 72,927               49,293
                                                                                  -------------           ----------

TOTAL SHAREHOLDERS' EQUITY..............................................          $     674,672           $  481,691
                                                                                  =============           ==========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Unaudited Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2003 and 2002
                             (Dollars in thousands)

                                                                                 Nine months ended  Nine months ended
                                                                                   September 30,      September 30,
                                                                                       2003                2002
                                                                                 -----------------  -----------------
OPERATING ACTIVITIES
Net income.................................................................      $     16,740       $     19,826
Items not affecting cash:..................................................
     Net realized losses...................................................             4,969              9,234
     Amortization of investments...........................................             3,940                150
     Amortization of deferred acquisition costs............................            35,803             19,858
     Amortization of present value of in-force business....................             2,353              2,061
     Changes in assets and liabilities:....................................
         Accrued interest..................................................            (5,485)              (770)
         Reinsurance balances and risk fees receivable.....................            (5,210)            48,540
         Deferred acquisition costs........................................          (105,856)           (81,989)
         Deferred tax liability............................................            (8,766)               626
         Other assets......................................................             2,903               (457)
         Current income tax receivable and payable.........................            (1,484)               738
         Reserves for future policy benefits...............................           118,301             16,317
         Interest sensitive contract liabilities, net of funds withheld at
         interest..........................................................            12,111             12,622
         Unit linked contract liabilities..................................                 -             (8,958)
         Accounts payable and accrued expenses.............................            (1,226)               668
         Other.............................................................            (2,236)            (1,392)
                                                                                 ------------       ------------
Net cash provided by operating activities..................................            66,857             37,074
                                                                                 ------------       ------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments.....................................          (968,551)          (446,236)
Proceeds from sales of fixed maturity investments..........................           212,929            121,665
Proceeds from maturity of fixed maturity investments.......................           165,466             70,964
Purchase of preferred stock ...............................................           (71,168)                 -
Proceeds from sales of preferred stock.....................................            17,803                  -
Proceeds from maturity of preferred stock..................................             1,762                  -


Purchase of fixed assets...................................................            (4,409)                 -
                                                                                 ------------       ------------
Net cash used in investing activities......................................          (646,168)          (253,607)
                                                                                 ------------       ------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities........................           449,185            159,046
Withdrawals from interest sensitive contract liabilities...................           (27,635)           (20,468)
Borrowings.................................................................                 -            (43,929)
Issuance of ordinary shares................................................           187,230            114,599
Repurchase of ordinary shares..............................................           (29,981)                 -
Repurchase of warrants.....................................................            (1,600)                 -
Dividends paid.............................................................            (4,457)            (3,698)
                                                                                 ------------       ------------
Net cash provided by financing activities..................................           572,742            205,550
                                                                                 ------------       ------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                                (6,569)           (10,983)
Cash and cash equivalents, beginning of period.............................           149,666             97,165
                                                                                 ------------       ------------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $    143,097       $     86,182
                                                                                 ============       ============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003




1.   Change of Name

     On September 2, 2003, Scottish Re Group Limited changed its name from Scottish Annuity & Life Holdings, Ltd. At the same time, World-Wide Holdings Limited and World-Wide Reassurance Company Limited changed their names to Scottish Re Holdings Limited and Scottish Re Limited, respectively.

2.   Basis of presentation

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

3.   New Accounting Pronouncements

     In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". In prior years, we applied the intrinsic value-based expense provisions set forth in ABP Opinion No. 25, "Accounting for Stock Issued to Employees" and did not recognize compensation expense. Effective January 1, 2003, we adopted the modified prospective method of fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. This has resulted in a charge to income of $77,000 and $158,000 in the three and nine month periods ended September 30, 2003, respectively.

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

     The Derivative Implementation Group has released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements, where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest, which arise under modified coinsurance agreements, are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We are in the process of implementing DIG B36 and of determining the value of the related embedded derivatives in our funds withheld at interest. The market value of funds withheld at interest was $1.3 billion at September 30, 2003 and its carrying value was $1.2 billion.

4.   Discontinued operations

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties and we expect to complete the closure of this office by December 31, 2003. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended September 30, 2003 losses from these operations amounted to $157,000 in comparison with $127,000 in the prior year period. Losses incurred in respect of these operations in the nine month period ended September 30, 2003 and 2002 amounted to $1.8 million ($0.06 per diluted share) and $218,000, respectively.

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



5.       Business segments

We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America, Life Reinsurance International and Wealth Management. The segment reporting for the lines of business is as follows:


                                                              Three months ended September 30, 2003
                                          Life              Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management           Other             Total
                                     -------------     -------------      ------------      ------------       -----------
Premiums earned................      $    62,446        $   30,295        $        -        $         -        $   92,741
Investment income, net.........           34,889             1,860                44              1,340            38,133
Fee income.....................            2,128                 -               804                  -             2,932
Realized gains (losses)........              395               (89)                -                438               744
                                     -----------        ----------        ----------        -----------        ----------
Total revenues.................           99,858            32,066               848              1,778           134,550
                                     -----------        ----------        ----------        -----------        ----------

Claims and other policy
   benefits....................           46,559            22,865                 -                  -            69,424
Interest credited to interest
   sensitive contract
   liabilities.................           33,294                 -                 -                  -            33,294
Acquisition costs and other
   insurance expenses, net.....           21,634             5,355               604                  -            27,593
Operating expenses.............            2,404             3,584                69              2,696             8,753
Interest expense...............              235                 -                 -              1,634             1,869
                                     -----------        ----------        ----------        -----------        ----------
Total benefits and expenses....          104,126            31,804               673              4,330           140,933
                                     -----------        ----------        ----------        -----------        ----------
Net income (loss) from
   continuing operations
   before income taxes.........      $    (4,268)       $      262        $      175        $    (2,552)       $   (6,383)
                                     ===========        ==========        ==========        ===========        ==========

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



                                                                Three months ended September 30, 2002
                                            Life
                                        Reinsurance     Life Reinsurance        Wealth
                                       North America      International       Management          Other             Total
                                       -------------      -------------       ----------          -----             -----
Premiums earned................        $      29,481        $    25,641         $       -        $        -        $   55,122
Investment income, net.........               26,440              1,297                19               907            28,663
Fee income.....................                  447                  -               893                 -             1,340
Realized losses................               (2,318)            (3,610)                -                (1)           (5,929)
                                       -------------        -----------         ---------        ----------        ----------
Total revenues.................               54,050             23,328               912               906            79,196
                                       -------------        -----------         ---------        ----------        ----------

Claims and other policy benefits              21,937             13,708                 0                 -            35,645
Interest credited to interest
   sensitive contract liabilities             13,224                  -                 0                 -            13,224
Acquisition costs and other
   insurance expenses, net.....               12,294              3,814               822                (7)           16,923
Operating expenses.............                2,271              1,576               621             1,918             6,386
Interest expense...............                    -                  -                 -               111               111
                                       -------------        -----------         ---------        ----------        ----------
Total benefits and expenses....               49,726             19,098             1,443             2,022            72,289
                                       -------------        -----------         ---------        ----------        ----------
Net income (loss) from
   continuing operations before
   income taxes..................      $       4,324        $     4,230         $    (531)       $   (1,116)       $    6,907
                                       =============        ===========         =========        ==========        ==========


                                                                Nine months ended September 30, 2003
                                            Life
                                        Reinsurance     Life Reinsurance        Wealth
                                       North America      International       Management          Other             Total
                                       -------------    ---------------       ----------          -----             -----
Premiums earned................        $     158,471        $    93,825         $       -        $        -        $  252,296
Investment income, net.........               97,169              5,604               139             3,360           106,272
Fee income.....................                4,523                  -             2,780                 -             7,303
Realized gains (losses)........               (4,656)              (962)               (8)              657            (4,969)
                                       -------------        -----------         ---------        ----------        ----------
Total revenues.................              255,507             98,467             2,911             4,017           360,902
                                       -------------        -----------         ---------        ----------        ----------

Claims and other policy benefits             118,785             59,101                 -                 -           177,886
Interest credited to interest
   sensitive contract liabilities             66,061                  -                 -                 -            66,061
Acquisition costs and other
   insurance expenses, net.....               55,900             18,576             1,656                 -            76,132
Operating expenses.............                6,819              9,425               424             8,099            24,767
Interest expense...............                  712                  -                 -             4,821             5,533
                                       -------------        -----------         ---------        ----------        ----------
Total benefits and expenses....              248,277             87,102             2,080            12,920           350,379
                                       -------------        -----------         ---------        ----------        ----------
Net income (loss) from
   continuing operations before
   income taxes................        $       7,230        $    11,365         $     831        $   (8,903)       $   10,523
                                       =============        ===========         =========        ==========        ==========

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



                                                              Nine months ended September 30, 2002
                                          Life              Life
                                      Reinsurance       Reinsurance          Wealth
                                     North America     International       Management           Other             Total
                                     -------------     -------------       ----------           -----             -----
Premiums earned................       $    72,012       $   52,093         $        -        $       -         $  124,105
Investment income, net.........            69,123            4,405               (110)            3,112            76,530
Fee income.....................             3,056                -              2,559                 -             5,615
Realized losses................            (3,051)          (6,096)                 -               (87)            (9,234)
                                      -----------       ----------         ----------        ----------        ----------
Total revenues.................           141,140           50,402              2,449             3,025           197,016
                                      -----------       ----------         ----------        ----------        ----------

Claims and other policy
   benefits....................            55,079           31,197                  -                 -            86,276
Interest credited to interest
   sensitive contract
   liabilities.................            33,543                -                  -                 -            33,543
Acquisition costs and other
   insurance expenses, net.....            31,969            5,488              2,335                 -            39,792
Operating expenses.............             4,968            5,030              1,207             5,334            16,539
Interest expense...............                 -                -                  -               593               593
                                      -----------       ----------         ----------        ----------        ----------
Total benefits and expenses....           125,559           41,715              3,542             5,927           176,743
                                      -----------       ----------         ----------        ----------        ----------
Net income (loss) from
   continuing operations
   before income taxes.........       $    15,581       $    8,687         $   (1,093)       $   (2,902)       $   20,273
                                      ===========       ==========         ==========        ==========        ==========



                 Assets                                               September 30, 2003     December 31, 2002
                                                                      ------------------     -----------------
                 Life Reinsurance
                     North America..............................         $   3,065,451          $   2,236,089
                     International..............................               286,127                265,658
                                                                         -------------          -------------
                 Total Life Reinsurance.........................             3,351,578              2,501,747
                 Wealth Management..............................               733,462                681,534
                 Other..........................................               142,625                107,945
                                                                         -------------          -------------
                 Total..........................................         $   4,227,665          $   3,291,226
                                                                         =============          =============

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:



                                        Three months      Three months       Nine months       Nine months
                                             ended             ended             ended            ended
                                        September 30,     September 30,     September 30,     September 30,
                                             2003              2002              2003              2002
                                        -------------     -------------     -------------     -------------
 Numerator:
 Net income.........................            $1,625             $6,979           $16,740          $19,826
                                            ==========         ==========        ==========       ==========
 Denominator:
 Denominator for basic
    earnings per ordinary
    share - Weighted average
    number of ordinary shares.......        33,248,670         26,910,907        29,119,913       24,604,864

 Effect of dilutive securities......
  - Stock options...................         1,040,059            729,007           894,184          860,740
  - Warrants........................           936,651            303,539           653,570          492,735
                                            ----------         ----------        ----------       ----------
 Denominator for dilutive
    earnings per ordinary share.....        35,225,380         27,943,453        30,667,667       25,958,339
                                            ==========         ==========        ==========       ==========

 Earnings per ordinary share
    from continuing operations
    -Basic..........................             $0.05              $0.26             $0.64            $0.81
                                            ==========         ==========        ==========       ==========
 Earnings per ordinary share
    from continuing operations
    - Diluted.......................             $0.05              $0.25             $0.60            $0.77
                                            ==========         ==========        ==========       ==========
 Basic earnings per ordinary
    share...........................             $0.05              $0.26             $0.57            $0.81
                                            ==========         ==========        ==========       ==========
 Diluted earnings per ordinary
    share...........................             $0.05              $0.25             $0.55            $0.76
                                            ==========         ==========        ==========       ==========


7.       Deferred acquisition costs

         The change in deferred acquisition costs is as follows:

                                                           Three            Three           Nine           Nine
                                                           months           months         months         months
                                                           ended            ended          ended          ended
                                                         September        September      September      September
                                                         30, 2003         30, 2002       30, 2003       30, 2002
                                                         ---------        ---------      ---------      ---------
             Balance beginning of period........       $   262,015      $   150,464     $   213,516     $   113,898
             Expenses deferred..................            37,927           31,801         105,856          81,989
             Amortization expense...............           (14,216)          (6,261)        (35,803)        (19,858)
             Deferred acquisition costs on
              realized losses...................              (790)            (276)          1,367            (301)
                                                        -----------      -----------     -----------     -----------
                 Balance end of period..........       $   284,936      $   175,728     $   284,936     $   175,728
                                                        ===========      ===========     ===========     ===========

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



8.   Due to Related Parties

     In the normal course of business, we enter into reinsurance contracts with Pacific Life Insurance Company ("Pacific Life"), a shareholder, in which we both assume and cede business. Amounts due to Pacific Life of $1.4 million at September 30, 2003 are included in reinsurance balances payable. Amounts due from Pacific Life of $817,000 at December 31, 2002 are included in reinsurance balances and risk fees receivable.

9.   Credit Facilities

     During 2003, we renewed our credit facilities, which currently consist of:

     a) a credit facility totaling $50 million, of which $25 million is available on an unsecured basis and $25 million is available on a secured basis. The facility provides capacity for borrowings and letters of credit. The interest rates on amounts borrowed under the secured facility is LIBOR plus 50 basis points and under the unsecured facility is LIBOR plus 75 basis points. This facility expires in October 2004 but it is renewable upon the agreement of both parties.

     a) a secured credit facility totaling $50 million. This facility provides a combination of borrowings and letters of credit. Interest rates on amounts borrowed under this facility is LIBOR plus 45 basis points. This facility expires in September 2004 but is renewable upon the agreement of both parties.

     At September 30, 2003 and December 31, 2002 there were no borrowings under these facilities. Outstanding letters of credit under these facilities at September 30, 2003 and December 31, 2002 amounted to $27.6 million and $9.1 million, respectively. Each facility has covenants, including a consolidated net worth covenant and a maximum leverage covenant.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At September 30, 2003 and December 31, 2002, there were no borrowings under this agreement.

10.  Long-term debt

        Long-term debt consists of:

                                                                       September 30, 2003      December 31, 2002
                                                                       ------------------      -----------------
        4.5% senior convertible notes due 2022..................         $    115,000            $    115,000
        Capital securities......................................               17,500                  17,500
                                                                         ------------            ------------
        Total                                                            $    132,500            $    132,500
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

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



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

     The notes are convertible into our ordinary shares at an initial conversion rate of 46.0617 ordinary shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $21.71 per ordinary share), subject to our right to deliver, in lieu of our ordinary shares, cash or a combination of cash and our ordinary shares. The notes are redeemable at our option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are subject to repurchase by us upon a change of control of Scottish Re Group Limited or at a holder's option on December 6, 2006, December 1, 2010, December 1, 2012 and December 1, 2017, at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are due on December 1, 2022 unless earlier converted, redeemed by us at our option or repurchased by us at a holder's option.

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

     The capital securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At September 30, 2003 and December 31, 2002, the interest rates were 5.16% and 5.38%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032.

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At September 30, 2003 and December 31, 2002, the interest rates were 5.16% and 5.38%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the capital securities.

11.  Stock option plans

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

     In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". Effective January 1, 2003, we adopted the modified prospective method of fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. Compensation expense has been recognized for all stock options granted since January 1, 2003. This has resulted in a charge to income of $77,000 and $158,000 in the three and nine month periods ended September 30, 2003, respectively.

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

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

     Our pro forma information is as follows:

                                                     Three months        Three months      Nine months      Nine months
                                                         ended               ended            ended            ended
                                                    September 30,        September 30,    September 30,    September 30
                                                         2003                 2002             2003             2002
                                                    -------------        -------------    -------------    ------------
   Net income-- as reported....................       $   1,625           $   6,979       $   16,740       $   19,826
   Stock-based employee compensation cost, net
       of related tax effects, included in the
       determination of net income as reported.              77                   -              158                -
   Stock-based employee compensation cost, net
       of related tax effects, that would have
       been included in the determination of
       net income if the fair value based
       method had been applied to all awards...            (562)               (948)          (1,881)          (3,264)
                                                      ---------           ---------       ----------       ----------
   Net income-- pro forma......................       $   1,140           $   6,031       $   15,017       $   16,562
                                                      =========           =========       ==========       ==========


                                                     Three months        Three months      Nine months      Nine months
                                                         ended               ended            ended            ended
                                                    September 30,        September 30,    September 30,    September 30
                                                         2003                 2002             2003             2002
                                                    -------------        -------------    -------------    ------------
   Basic earnings per ordinary share-- as
       reported................................       $    0.05           $    0.26        $    0.57        $    0.81
   Basic earnings per ordinary share-- pro
       forma...................................       $    0.03           $    0.22        $    0.52        $    0.67
   Diluted earnings per ordinary share-- as
       reported................................       $    0.05           $    0.25        $    0.55        $    0.76
   Diluted earnings per ordinary share-- pro
       forma...................................       $    0.03           $    0.22        $    0.49        $    0.64


12.  Shareholders' equity

     On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) at an offering price of $20.75 per share ($19.66 per share after the underwriting discount) in which we raised aggregate net proceeds of $180.1 million. We used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life Insurance Company at a purchase price of $19.66 per share.

     During the nine months ended September 30, 2003 we issued 381,955 ordinary shares to employees upon the exercise of stock options. During the nine months ended September 30, 2003 we issued 200,000 ordinary shares upon the exercise of Class A warrants and we repurchased 200,000 Class B warrants for $3.0 million.

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                              At September 30, 2003



13.  Subsequent Events

     (a)  Acquisition

     On October 24, 2003, we announced our agreement to acquire 95% of the outstanding capital stock of ERC Life Reinsurance Corporation ("ERC Life"), a subsidiary of GE's Employers Reinsurance Corporation for $151.0 million in cash. The transaction, which is expected to close later this year, is subject to regulatory approval. The business of ERC Life consists of a closed block of mostly traditional life reinsurance. ERC Life has approximately $800.0 million in total assets and approximately $100.0 million of statutory capital and surplus. The gross face amount of the in force business, approximately $170 billion, represents about five percent of GE ERC's life and health reinsurance business.

     (b)  Issue of capital securities

     On October 29, 2003, Scottish Holdings Statutory Trust II, a Connecticut statutory business trust, issued and sold in a private offering an aggregate of $20.0 million floating rate capital securities. All of the common shares of Scottish Holdings Statutory Trust II are owned by Scottish Holdings Inc., a wholly owned subsidiary.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     On September 2, 2003, we changed our name to Scottish Re Group Limited from Scottish Annuity & Life Holdings, Ltd. In addition, our wholly owned subsidiaries World-Wide Holdings Ltd. and World-Wide Reassurance Company Limited changed their names to Scottish Re Holdings Limited and Scottish Re Limited.

     We are a holding company organized under the laws of the Cayman Islands with our principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. Scottish Re Holdings Limited and its subsidiary Scottish Re Limited, specialize in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. Life Reinsurance North America and Life Reinsurance International together are a reporting operating segment. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management, which is another reportable operating segment. Other revenues and expenses not related to Life Reinsurance or Wealth Management are reported in the "Other" segment.

     On October 24, 2003, we announced our agreement to acquire 95% of the outstanding capital stock of ERC Life Reinsurance Corporation ("ERC Life"), a subsidiary of GE's Employers Reinsurance Corporation for $151.0 million in cash. The transaction, which is expected to close later this year, is subject to regulatory approval. The business of ERC Life consists of a closed block of mostly traditional life reinsurance. ERC Life has approximately $800.0 million in total assets and approximately $100.0 million of statutory capital and surplus. The gross face amount of the in-force business, approximately $170.0 billion, represents about five percent of GE ERC's life and health reinsurance business.

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

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



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

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



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

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



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

     In the normal course of business, we acquire in-force blocks of business. The determination of the fair value of the assets acquired and the liabilities assumed requires management to make estimates and assumptions regarding mortality, lapse rates and expenses. These estimates are based on historical experience, actuarial studies and information provided by the ceding companies. Actual results could differ materially from these estimates.

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

     Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



acquisition. In June 2001, the Financial Accounting Standards Board issued SFAS No. 142, "Goodwill and Other Intangible Assets," effective for fiscal years beginning after December 15, 2001. SFAS No. 142 requires that goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statement. We applied the new rules on accounting for goodwill during 2002. Goodwill recognized in the consolidated balance sheet was assigned to reporting units and has been tested for impairment at June 30, 2003. There was no impairment.

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with Statement of Financial Accounting Standards 115:
"Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Emerging Issues Task Force 99-20: "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets" ("EITF 99-20"). Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

     Our accounting policies addressing reserves, deferred acquisition costs, value of business acquired, goodwill and investment impairment involve significant assumptions, judgments and estimates. Changes in these assumptions, judgments and estimates could create material changes in our consolidated financial statements.

Results of Operations

Consolidated results of operations

                                                         Three months     Three months     Nine months    Nine months
                                                             ended           ended            ended           ended
                                                         September 30,    September 30,    September 30,  September 30,
                                                             2003            2002             2003            2002
                                                         -------------    -------------    -------------  -------------
Premiums earned.......................................   $   92,741       $  55,122       $  252,296      $  124,105
Investment income, net................................       38,133          28,663          106,272          76,530
Fee income............................................        2,932           1,340            7,303           5,615
Realized gains (losses)...............................          744          (5,929)          (4,969)         (9,234)
                                                         ----------       ---------       ----------      ----------
Total revenues........................................      134,550          79,196          360,902         197,016
                                                         ----------       ---------       ----------      ----------

Claims and other policy benefits......................       69,424          35,645          177,886          86,276
Interest credited to interest sensitive contract
liabilities...........................................       33,294          13,224           66,061          33,543
Acquisition costs and other insurance expenses, net...       27,593          16,923           76,132          39,792
Operating expenses....................................        8,753           6,386           24,767          16,539
Interest expense......................................        1,869             111            5,533             593
                                                         ----------       ---------       ----------      ----------
Total benefits and expenses...........................      140,933          72,289          350,379         176,743
                                                         ----------       ---------       ----------      ----------
Net income before income taxes........................       (6,383)          6,907           10,523          20,273
Income tax benefit (expense) .........................        8,165             199            7,999            (229)
                                                         ----------       ---------       ----------      ----------
Income from continuing operations.....................        1,782           7,106           18,522          20,044
Loss from discontinued operations.....................         (157)           (127)          (1,782)           (218)
                                                         ----------       ---------       ----------      ----------
Net income............................................   $    1,625       $   6,979       $   16,740      $   19,826
                                                         ==========       =========       ==========      ==========

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     Total revenues increased by 70% to $134.6 million in the third quarter of 2003 from $79.2 million in the same period of 2002. Total revenues increased by 83% to $360.9 million during the first nine months of 2003 from $197.0 million in the same period of 2002. Total revenues include premiums earned in our Life Reinsurance operations, investment income on our invested assets, fee income on our Life Reinsurance and Wealth Management operations and realized losses on our investment portfolios. The increase in premiums earned is primarily due to continued growth in our Life Reinsurance North America and Life Reinsurance International segments. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003 and our debt offerings in November and December 2002. Total benefits and expenses increased by 95% to $140.9 million in the third quarter of 2003 from $72.3 million in the same period in 2002. Total benefits and expenses increased by 98% to $350.4 million during the first nine months of 2003 from $176.7 million in the same period in 2002. The increase was due to continued growth in our Life Reinsurance North America and Life Reinsurance International segments, a $12.5 million charge to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts, additional operating costs required to meet the growth in our business and additional interest expense arising from the debt issuance in November and December 2002.

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties and we expect to complete the closure of this office by December 31, 2003. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended September 30, 2003 losses from these operations amounted to $157,000 in comparison with $127,000 in the prior year period. Losses incurred in respect of these operations in the nine month period ended September 30, 2003 and 2002 amounted to $1.8 million ($0.06 per diluted share) and $218,000, respectively.

Earnings per ordinary share

                                              Three months       Three months      Nine months       Nine months
                                                  ended              ended            ended            ended
                                              September 30,      September 30,     September 30,    September 30,
                                                  2003               2002             2003              2002
                                              -------------      -------------     -------------    -------------
   Income from continuing operations                $1,782             $7,106           $18,522         $20,044
                                                ==========         ==========        ==========      ==========
   Net income.............................          $1,625             $6,979           $16,740         $19,826
                                                ==========         ==========        ==========      ==========
   Earnings per ordinary share from
   continuing operations -Basic...........           $0.05              $0.26             $0.64           $0.81
                                                ==========         ==========        ==========      ==========
   Earnings per ordinary share from
   continuing operations - Diluted........           $0.05              $0.25             $0.60           $0.77
                                                ==========         ==========        ==========      ==========
   Basic earnings per ordinary share......           $0.05              $0.26             $0.57           $0.81
                                                ==========         ==========        ==========      ==========
   Diluted earnings per ordinary share....           $0.05              $0.25             $0.55           $0.76
                                                ==========         ==========        ==========      ==========

   Weighted average number of
   ordinary shares outstanding:
   Basic..................................      33,248,670         26,910,907        29,119,913      24,604,864
                                                ==========         ==========        ==========      ==========
   Diluted................................      35,225,380         27,943,453        30,667,667      25,958,339
                                                ==========         ==========        ==========      ==========

     Income from continuing operations for the third quarter decreased by 75% to $1.8 million from $7.1 million in the same quarter in 2002. Income from continuing operations for the first nine months decreased by 8% to $18.5 million from $20.0 million in the same period in 2002. The decrease is

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



attributable to revised reporting from a ceding company in respect of two fixed annuity reinsurance contracts which offset the growth in our Life Reinsurance operations. Diluted earnings per ordinary share from continuing operations amounted to $0.05 for the quarter ended September 30, 2003 and $0.25 per ordinary share in the prior year period, a decrease of 80%. For the nine month period, diluted earnings per ordinary share from continuing operations decreased by 22% to $0.60 from $0.77 in the same period in 2002.

     Diluted earnings per ordinary share amounted to $0.05 and $0.25 for the third quarter of 2003 and 2002 respectively. Diluted earnings per ordinary share amounted to $0.55 for the first nine months of 2003 and $0.76 in the same period in 2002, a decrease of 28%. Diluted earnings per ordinary share for the quarter and for the year decreased for the reasons discussed above. In addition, the number of weighted average shares outstanding increased mainly due to the public offering of 9,200,000 ordinary shares in July 2003.

Premiums earned

     Premiums earned during the three months ended September 30, 2003 increased by 68% to $92.7 million from $55.1 million in the same period in the prior year. Premiums earned during the nine months ended September 30, 2003 increased by 103.3% to $252.3 million from $124.1 million in the same period in the prior year.

     Premiums earned in our Life Reinsurance North America segment during the three month period ended September 30, 2003 increased 112% to $62.4 million in comparison with $29.5 million in the three month period ended September 30, 2002. Premiums earned in this segment during the first nine months increased by 120% to $158.5 million in comparison with $72.0 million in the nine month period ended September 30, 2002. The increase is due to increases in the amounts of life insurance in-force on existing treaties and on new business written during the quarter. As of September 30, 2003, we reinsured approximately $105.2 billion of life insurance in-force on 1,972,000 lives. During the September quarter of 2003, we added $14.8 billion of life insurance in-force in comparison with $8.5 billion in the prior year period. In the nine months ended September 30, 2003, we added $37.1 billion of life insurance in-force in comparison with $22.6 billion in the prior year period. Our average benefit coverage per life was $42,000 and we reinsured approximately $57.6 billion of life insurance in-force on 1,373,000 lives as of September 30, 2002. Our average benefit coverage per life was $53,000 as of September 30, 2003.

     Premiums earned in our Life Reinsurance International segment during the third quarter increased by 18% to $30.3 million in comparison with $25.6 million in the three month period ended September 30, 2002. Premiums earned in this segment during the first nine months increased by 80% to $93.8 million in comparison with $52.1 million in the nine month period ended September 30, 2002. Our Life Reinsurance International segment completed the acquisition of an in-force block of business effective October 1, 2002. This transaction has contributed $6.0 million to premiums earned during the current quarter and $19.6 million during the first nine months of 2003. Premiums earned on other life business decreased by $5.2 million during the current quarter compared to the same period in 2002 due largely to irregular reporting patterns by cedents in 2002. Premiums earned on other life business increased $12.2 million in the first nine months of 2003 in comparison with the prior period in 2002. The increase is due to an increase in the number of contracts to 1,909 in the current nine month period from 1,261 for the same nine month period in 2002. Premiums earned on aircrew "loss of license" insurance increased by $1.5 million during the current quarter and $7.4 million in the first nine months of 2003 in comparison with the prior year periods in 2002. At September 30, 2003, there were 228 in-force contracts of which 62 incepted during the nine month period ended September 30, 2003.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Fee income

     Both Life Reinsurance and Wealth Management operations generate fee income. We earn fees in Life Reinsurance on certain of our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

     Fee income is as follows:

                                              Three months       Three months      Nine months       Nine months
                                                  ended              ended            ended            ended
                                              September 30,      September 30,     September 30,    September 30,
                                                  2003               2002             2003              2002
                                              -------------      -------------     -------------    -------------
       Life Reinsurance North America........     $2,128              $447            $4,523           $3,056
       Wealth Management.....................        804               893             2,780            2,559
                                                  ------            ------            ------           ------
                                                  $2,932            $1,340            $7,303           $5,615
                                                  ======            ======            ======           ======

     Fee income in our Life Reinsurance North America segment increased by 376% to $2.1 million in the quarter ended September 30, 2003 in comparison with the prior year period. For the nine month period ended September 30, 2003, fee income in our Life Reinsurance North America segment has increased 48% to $4.5 million. The increases are due to continued growth in our Life Reinsurance North America segment. Wealth Management fees decreased by 10% to $0.8 million during the three month period ended September 0, 2003 and increased by 9% to $2.8 million during the nine month period ended September 30, 2003. The overall growth in fees is principally due to the growth in segregated account balances, which is due to an increase in the number of clients and improved investment performance. The number of clients has grown from 138 at September 30, 2002 to 153 at September 30, 2003. Segregated assets amount to $695.6 million at September 30, 2003 in comparison to $570.6 million at September 30, 2002. Policy face amounts totaled $1.1 billion and $978.1 million at September 30, 2003 and 2002, respectively.

     The change in the segregated assets is as follows:


                                              Three months       Three months      Nine months       Nine months
                                                  ended              ended            ended            ended
                                              September 30,      September 30,     September 30,    September 30,
                                                  2003               2002             2003              2002
                                              -------------      -------------     -------------    -------------
         Balance at beginning of period.....  $    723,906      $    573,150       $    653,588        $    602,800
         Deposits...........................         9,438            12,592             76,177              24,399
         Withdrawals........................       (39,596)          (21,182)           (49,765)            (21,832)
         Investment performance.............         1,844             5,990             15,592             (34,817)
                                              ------------      ------------       ------------        ------------
         Balance at end of period...........  $    695,592      $    570,550       $    695,592        $    570,550
                                              ============      ============       ============        ============


Investment income

     Net investment income increased by $9.5 million or 33% to $38.1 million for the three months ended September 30, 2003 from $28.7 million for the prior year period. Net investment income increased by $29.7 million or 39% to $106.3 million for the nine months ended September 30, 2003 from $76.5 million for the prior year period. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2002 and 2003. Our total invested assets have increased

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



significantly because of growth in our Life Reinsurance North America segment, investment of the proceeds of our equity offering in July 2003 and our convertible debt and capital securities offerings in November and December 2002. Total invested assets have increased from $2.0 billion at September 30, 2002 to $3.1 billion at September 30, 2003. Funds withheld at interest grew from $1.0 billion at September 30, 2002 to $1.2 billion at September 30, 2003.

     During the nine month period ended September 30, 2003, average book yields were lower than in the same period in 2002. On the $1.8 billion portfolio managed by our external investment managers the yields on fixed rate assets were 5.3% and 6.2% at September 30, 2003 and 2002, respectively. The reduction in yield was due primarily to the much lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 3.1% from 3.5%, and the yield on our cash and cash equivalents increased to 1.6% from 1.5%. The volume of floating rate assets increased during 2002 and 2003 as a result of our investing the proceeds of floating rate funding agreements to earn a spread over the cost of funds.

     The analysis of investment income by segment is as follows:

                                              Three months       Three months      Nine months       Nine months
                                                  ended              ended            ended            ended
                                              September 30,      September 30,     September 30,    September 30,
                                                  2003               2002             2003              2002
                                              -------------      -------------     -------------    -------------
 Life Reinsurance  - North America........    $   34,889          $   26,440       $   97,169       $   69,123
                   - International........         1,860               1,297            5,604            4,405
 Wealth Management........................            44                  19              139            (110)
 Other....................................         1,340                 907            3,360            3,112
                                              ----------          ----------       ----------       ----------
 Total....................................    $   38,133          $   28,663       $  106,272       $   76,530
                                              ==========          ==========       ==========       ==========

Realized gains (losses)

     During the three months ended September 30, 2003, realized gains amounted to $0.7 million in comparison with realized losses of $5.9 million in the same period in 2002. During the nine months ended September 30, 2003, realized losses amounted to $5.0 million in comparison with $9.2 million in the same period in 2002.

     During the quarter ended September 30, 2003, we have not recognized any losses in respect of "other than temporary impairments" on investments. During the nine month period ended September 30, 2003, we recognized $1.7 million in respect of these losses. There were $1.8 million of "other than temporary impairment" losses recognized during the first nine months of 2002. These losses include "other than temporary impairment losses" notified by ceding companies on contracts written on a modified coinsurance basis. They are stated net of the related deferred acquisition costs. Management reviews securities with material unrealized losses and tests for "other than temporary impairments" on a quarterly basis. Factors involved in the determination of impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months and other assets with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for "other than temporary impairment." When a

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



decline is considered to be "other than temporary" a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

     Under EITF 99-20, a decline in fair value below "amortized cost" basis is considered to be an "other than temporary impairment" whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. During the quarter ended September 30, 2003, we recognized $1.7 million in respect of EITF 99-20 losses in comparison with $1.5 million in the prior year period. During the nine month period ended September 30, 2003, these losses amounted to $4.0 million in comparison with $4.0 million for the same period in 2002.

     The impairment losses discussed above have been partially offset by net realized gains on the disposals of fixed maturity investments.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended September 30, 2003 and 2002.

                                     Three months ended September 30, 2003
                                     -------------------------------------
                      Credit Concern                Other                    Total
                      --------------                -----                    -----
Days               Proceeds       Loss       Proceeds      Loss       Proceeds      Loss
                   --------       ----       --------      ----       --------      ----
                                             (dollars in thousands)
0-90..........     $     -     $     -      $17,657     $ (180)       $17,657     $  (180)
91-180........         100         (83)       2,108        (10)         2,208         (93)
181-270.......           -           -          279         (2)           279          (2)
271-360.......           -           -          479        (55)           479         (55)
Greater than
 360                 1,577        (765)       1,380       (116)         2,957        (881)
                   -------     -------      -------     ------        -------     -------
Total.........     $ 1,677     $  (848)     $21,903     $ (363)       $23,580     $(1,211)
                   =======     =======      =======     ======        =======     =======


                                     Three months ended September 30, 2002
                                     -------------------------------------
                      Credit Concern                Other                    Total
                      --------------                -----                    -----
Days               Proceeds       Loss       Proceeds      Loss       Proceeds      Loss
                   --------       ----       --------      ----       --------      ----
                                             (dollars in thousands)
0-90..........     $ 1,000     $  (40)      $10,065       $ (66)      $11,065    $ (106)
271-360.......         456        (28)            -           -           456       (28)
Greater than
 360                   777       (266)            -           -           777      (266)
                   -------     ------       -------       -----       -------    ------
Total.........     $ 2,233     $ (334)      $10,065       $ (66)      $12,298    $ (400)
                   =======     ======       =======       =====       =======    ======



                                      Nine months ended September 30, 2003
                                      ------------------------------------
                      Credit Concern                Other                    Total
                      --------------                -----                    -----
Days               Proceeds       Loss       Proceeds      Loss       Proceeds      Loss
                   --------       ----       --------      ----       --------      ----
                                             (dollars in thousands)
0-90..........     $     -     $      -     $20,133     $ (183)      $20,133     $  (183)
91-180........       3,529        (295)       2,108        (10)        5,637        (305)
181-270.......       1,200        (241)         279         (2)        1,479        (243)
271-360.......           -            -         479        (55)          479         (55)
Greater than
 360                 3,051        (778)       1,380       (116)        4,431        (894)
--------------     -------      --------     -------     -------      -------     --------
Total.........     $ 7,780      $(1,314)     $24,379     $ (366)      $32,159     $(1,680)
                   =======      =======      =======     ======       =======     =======


                                      Nine months ended September 30, 2002
                                      ------------------------------------
                       Credit Concern                Other                     Total
                       --------------                -----                     -----
Days               Proceeds       Loss       Proceeds      Loss       Proceeds        Loss
                   --------       ----       --------      ----       --------        ----
                                             (dollars in thousands)
0-90..........     $11,688      $  (628)     $16,893     $  (94)      $28,581      $  (722)
91-180........       2,949         (199)       2,044        (45)        4,993         (244)
271-360.......         456          (28)           -          -           456          (28)
Greater than
 360                 1,435         (364)           -          -         1,435         (364)
                   -------      -------      -------     ------       -------      -------
Total.........     $16,528      $(1,219)     $18,937     $ (139)      $35,465      $(1,358)
                   =======      =======      =======     ======       =======      =======

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     At December 31, 2002, we held unit-linked securities amounting to $16.5 million. These securities comprised investments in a unit trust denominated in British pounds. These securities were acquired as part of the purchase of Scottish Re Holdings (formerly World-Wide Holdings Limited) and were recorded at quoted market value. Changes in market value were recorded as net realized gains or losses. During the quarter ended June 30, 2003, we novated our liabilities on our unit-linked contracts as discussed in "Claims and Other Policy Benefits". The liabilities were settled by transferring a portion of the unit-linked securities to the original ceding company. The remaining unit-linked securities were sold realizing a gain of $0.3 million during that quarter. During the quarter ended September 30, 2002 and the nine month periods ended September 30, 2003 and 2002, changes in market value of those securities of $3.4 million, $0.9 million and $5.8 million, respectively, were recognized as realized losses.

     Claims and other policy benefits

     Claims and other policy benefits increased by 95% to $69.4 million in the three month period ended September 30, 2003 in comparison with $35.6 million in the prior year period. Claims and other policy benefits increased by 106% to $177.9 million in the nine month period ended September 30, 2003 in comparison with $86.3 million in the prior year period.

     Claims and other policy benefits in our Life Reinsurance North America segment increased by 112% to $46.6 million in the three month period ended September 30, 2003 from $21.9 million in the same quarter in 2002. Claims and other policy benefits increased by 116% to $118.8 million in the nine month period ended September 30, 2003 from $55.1 million in the same period in 2002. The increase is as a result of the increased number of clients and the increase in our traditional solutions business from these clients as previously described. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

     Claims and other policy benefits in our Life Reinsurance International segment increased by 67% to $22.9 million in the three month period ended September 30, 2003 from $13.7 million in the same quarter in 2002. Claims and other policy benefits increased by 89% to $59.1 million in the nine month period ended September 30, 2003 from $31.2 million in the same period in 2002. The increase is a result of the increased volume of business, as previously described, together with the acquisition of an in-force block of business effective October 2002 on which claims amounted to $3.7 million for the quarter and $10.4 million during the first nine months of 2003.

     Our targeted maximum corporate retention in our Life Reinsurance North America segment on any one life is $1 million, however, we currently retrocede any liability in excess of $500,000. Our maximum retention per life in our Life Reinsurance International segment is $250,000. We have also arranged catastrophe cover, which provides reinsurance for losses of approximately $19.3 million in excess of $750,000. This catastrophe cover provides protection for terrorism, nuclear, biological and chemical risks.

     During 2003, we entered into an agreement to novate our unit-linked liabilities. The outstanding liabilities were settled by transferring an agreed number of unit-linked securities to the counter-party to the novation agreement. The settlement was less than the liability previously recorded at March 31, 2003 of $15.5 million and therefore resulted in a release of liabilities of $3.4 million.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Interest credited to interest sensitive contract liabilities

     For the three months ended September 30, 2003, interest credited to interest sensitive contract liabilities increased by $20.1 million or 152% to $33.3 million from $13.2 million in the same period in 2002. For the nine months ended September 30, 2003, interest credited to interest sensitive contract liabilities increased by $32.5 million or 97% to $66.1 million from $33.5 million in the same period in 2002. Included in interest credited to interest sensitive contract liabilities during the quarter and nine month periods ended September 30, 2003 is $12.5 million due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $170 million at September 30, 2003 in comparison with $100 million at September 30, 2002. The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $2.1 billion at September 30, 2003 in comparison with $1.6 billion at September 30, 2002.

Acquisition costs and other insurance expenses

     During the three month period ended September 30, 2003, acquisition costs and other insurance expenses increased by $10.7 million or 63% to $27.6 million from $16.9 million in the same period in 2002. During the nine month period ended September 30, 2003, acquisition costs and other insurance expenses increased by $36.3 million or 91% to $76.1 million from $39.8 million in the same period in 2002. The increase was a result of the increased life and annuity business in our Life Reinsurance North America segment and, as discussed above, the acquisition of the block of business in our Life Reinsurance International segment with effect from October 2002 which added $1.4 million for the current quarter and $4.9 million during the first nine months of 2003 to acquisition expenses. The increase was also a result of growth in the other business lines in our Life Reinsurance International segment, as described above.

     As discussed in "Interest credited to interest sensitive contract liabilities" we incurred charges of $12.5 million this quarter due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. In light of the impact of the revised reporting on the estimated gross profits of the two treaties in question, we have revised the amortization of deferred acquisition costs on the two treaties, along with two other related treaties.

     Acquisition costs also includes the amortization of the present value of in-force business. As a result of the novation of the unit linked contract liabilities (as described in "Claims and Other Policy Benefits") the present value of the in-force on this business was fully amortized during 2003 resulting in an additional charge of $1.9 million in the nine month period ended September 30, 2003.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     The components of these expenses are as follows:

                                              Three months       Three months      Nine months       Nine months
                                                  ended              ended            ended            ended
                                              September 30,      September 30,     September 30,    September 30,
                                                  2003               2002             2003              2002
                                              -------------      -------------     -------------    -------------
 Commissions, excise taxes &
 other insurance expenses..........          $   50,646          $   41,482        $  141,932        $   99,862
 Deferral of expenses..............             (37,927)            (31,801)         (105,856)          (81,989)
                                             ----------          ----------        ----------        ----------
                                                 12,719               9,681            36,076            17,873
 Amortization - Present value
 of in-force business..............                 658                 981             4,253             2,061
 Amortization -- Deferred
 acquisition costs.................              14,216               6,261            35,803            19,858
                                             ----------          ----------        ----------        ----------
 Total.............................          $   27,593          $   16,923        $   76,132        $   39,792
                                             ==========          ==========        ==========        ==========

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

     The analysis of acquisition costs and other insurance expenses by segment is as follows:

                                              Three months     Three months      Nine months       Nine months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,     September 30,    September 30,
                                                  2003             2002             2003              2002
                                              -------------    -------------     -------------    -------------
Life Reinsurance   - North America.....          $21,634         $12,294           $55,900           $31,969
                   - International.....            5,355           3,814            18,576             5,488
Wealth Management                                    604             822             1,656             2,335
Other..................................                -             (7)                 -                 -
                                                 -------         -------           -------           -------
Total..................................          $27,593         $16,923           $76,132           $39,792
                                                 =======         =======           =======           =======

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



Operating expenses

     Operating expenses increased to $8.8 million for the third quarter of 2003 compared to $6.4 million in the third quarter of 2002. Operating expenses increased to $24.8 million for the first nine months of 2003 compared to $16.5 million for the first nine months in 2002. The split of these expenses between segments is as follows:

                                              Three months     Three months      Nine months       Nine months
                                                  ended            ended            ended            ended
                                              September 30,    September 30,     September 30,    September 30,
                                                  2003             2002             2003              2002
                                              -------------    -------------     -------------    -------------
Life Reinsurance   - North America......         $2,404           $2,271          $ 6,819           $ 4,968
                   - International......          3,584            1,576            9,425             5,030
Wealth Management                                    69              621              424             1,207
Other...................................          2,696            1,918            8,099             5,334
                                                 ------           ------          -------           -------
Total...................................         $8,753           $6,386          $24,767           $16,539
                                                 ======           ======          =======           =======

     The increase in operating expenses is due to increased personnel and other costs as we continued to grow our business. During 2002 and the first quarter of 2003, we continued to complete the staffing of our principal office in Bermuda. Total employees in our operations have grown from 106 at September 30, 2002 to 140 at September 30, 2003. The number of employees in our Life Reinsurance International segment has grown from 42 at September 30, 2002 to 59 at September 30, 2003. This growth has resulted in additional costs for office running expenses. In 2003, we have experienced increased compensation costs for our Board of Directors, increased legal and professional fees arising as a result of corporate governance legislation, and have also incurred additional costs for directors' and officers' insurance. Our operations are geographically diverse with offices in Bermuda, the Cayman Islands, Charlotte, Dublin and Windsor. With the growth of our business operations, we have incurred additional travel, technology and communication expenses. Operating expenses in the quarter and nine months ended September 30, 2002 included $730,000 non-recurring expenses in respect of severance payments to certain employees.

Interest expense

     We incurred interest expense of $1.8 million during the third quarter of 2003 in comparison with $111,000 during the third quarter of 2002. We incurred interest expense of $5.5 million during the first nine months of 2003 in comparison with $593,000 during the same period in 2002. Interest expense this quarter comprises interest on the $115.0 million of convertible debt issued in November 2002 and the $17.5 million capital securities issued in December 2002. Interest expense in the quarter and first nine months of 2002 were in respect of borrowings under our credit facility and reverse repurchase arrangements. The credit facility borrowings were repaid in April 2002.

Financial Condition

Investments

     At September 30, 2003, the portfolio controlled by us consisted of $1.8 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded, however $84.5 million represent investments in private securities. Of the total portfolio controlled by us, $1.7 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $113.1 million represented other cash balances. At September 30, 2003, the average Standard & Poor's rating of

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



that portfolio was "A+", the average effective duration was 4.20 years and the average book yield was 4.85% as compared with an average rating of "AA-", an average effective duration 3.03 years and an average book yield of 4.93 % at December 31, 2002. At September 30, 2003, the unrealized appreciation on investments, net of tax, was $22.4 million as compared with $8.9 million at December 31, 2002. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     At December 31, 2002, the portfolio controlled by us consisted of $1.1 billion of traded fixed income securities and cash. Of this total, $1.0 billion represented the fixed income portfolio managed by external investment managers, and $131.0 million represented other cash balances.

     In the table below are the total returns earned by our portfolio for the nine months ended September 30, 2003, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with General Re New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                              September 30, 2003
                                                              ------------------
               Portfolio performance......................           4.13%
               Customized index...........................           3.85%
               Lehman Brothers Global Bond Index..........           5.18%
               S&P 500....................................          14.71%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                         September 30, 2003   December 31, 2002
                                         ------------------   -----------------
        Ratings                             $ in               $ in
                                           millions    %      millions      %
                                           --------    -      --------      -
        AAA.............................  $  563.3    31.8%   $  405.7     35.8%
        AA..............................     186.9    10.5       113.4     10.0
        A...............................     557.0    31.4       335.3     29.5
        BBB.............................     453.7    25.6       252.4     22.2
        BB or below.....................      13.2     0.7        28.1      2.5
                                          --------   -----    --------   -----
        Total...........................  $1,774.1   100.0%   $1,134.9   100.0%
                                          ========   =====    ========   =====

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     The following table illustrates the investment portfolio (market value) sector exposure.

                                                              September 30, 2003       December 31, 2002
                                                              ------------------       -----------------
        Sector                                                  $ in                     $ in
                                                              millions        %        millions      %
                                                              --------        -        --------      -
        U.S. Treasury securities and U.S. government
            agency obligations..........................       $   64.8       3.7%    $   13.8       1.3%
        Corporate securities............................          841.3      47.4        549.9      48.5
        Municipal bonds.................................            2.9       0.2          1.7       0.1
        Mortgage and asset backed securities............          683.7      38.5        438.5      38.6
                                                               --------     -----     --------     -----
                                                                1,592.7      89.8      1,003.9      88.5
        Preferred stock.................................           68.3       3.8            -         -
        Cash............................................          113.1       6.4        131.0      11.5
                                                               --------     -----     --------     -----
        Total...........................................       $1,774.1     100.0%    $1,134.9     100.0%
                                                               ========     =====     ========     =====

     The data in the tables above excludes unit-linked securities and assets held by ceding insurers under modified coinsurance agreements.

     At September 30, 2003, our investment portfolio had 1,204 securities and $15.3 million of gross unrealized losses. No single position had an unrealized loss greater than $1.8 million. There were $45.3 million of unrealized gains on the remainder of the portfolio. At December 31, 2002, our investment portfolio had 617 securities and $16.1 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     The composition by category of securities that have an unrealized loss at September 30, 2003 and December 31, 2002 are presented in the tables below.

                                                                         September 30, 2003
                                                                         ------------------
                                                            Estimated                 Unrealized
                                                           Fair Value       %            Loss        %
                                                           ----------       -            ----        -
                                                                          Dollars in thousands
        Corporate securities..........................    $   120,384      31.8%   $  (3,005)       19.6%
        Municipal bonds...............................          1,209       0.3         (233)        1.5
        Collateralized mortgage obligations...........         79,381      21.0         (960)        6.2
        Mortgage backed securities....................         18,898       5.0         (193)        1.3
        Other structured securities...................        130,060      34.4      (10,471)       68.4
        Preferred stock...............................         28,290       7.5         (452)        3.0
                                                          -----------     -----    ---------       -----
                                                          $   378,222     100.0%   $ (15,314)      100.0%
                                                          ===========     =====    =========       =====


                                                                      December 31, 2002
                                                                      -----------------
                                                            Estimated                 Unrealized
                                                           Fair Value       %            Loss        %
                                                           ----------       -            ----        -
                                                                          Dollars in thousands
        Corporate securities..........................    $    68,503       34.7%   $ (5,323)       33.0%
        Municipal bonds...............................          1,658        0.8          (1)          -
        Collateralized mortgage obligations...........         22,896       11.6        (608)        3.7
        Other structured securities...................        104,453       52.9     (10,213)       63.3
                                                          -----------      -----   ---------       -----
                                                          $   197,510      100.0%  $ (16,145)      100.0%
                                                          ===========      =====   =========       =====

     At September 30, 2003, there were 343 securities with unrealized loss positions with two securities having losses greater than $1 million. These two securities were securitized assets and were tested for impairment under EITF Issue No. 99-20. At September 30, 2003, both securities satisfied the impairment tests of EITF 99-20. At December 31, 2002, there were 114 securities with unrealized loss positions with one security having an unrealized loss greater than $1 million. This was also a securitized asset, was tested for impairment under EITF Issue No. 99-20 and satisfied the impairment tests at December 31, 2002.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                               September 30, 2003
                                                               ------------------
                                                            Estimated                  Unrealized
        Days                       Book Value      %        Fair Value        %           Loss       %
        ----                       ----------      -        ----------        -           ----       -
                                                              Dollars in thousands
        0-90..................      $223,105      56.7%      $220,289       58.2%    $ (2,816)     18.4%
        91-180................        68,820      17.5%        67,517       17.9       (1,303)      8.5
        181-270...............        25,311       6.4%        24,531        6.5         (780)      5.1
        271-360...............         7,577       1.9%         5,768        1.5       (1,809)     11.8
        Greater than 360......        68,723      17.5%        60,117       15.9       (8,606)     56.2
                                    --------     -----       --------      -----     --------     -----
        Total.................      $393,536     100.0%      $378,222      100.0%    $(15,314)    100.0%
                                    ========     =====       ========      =====     ========     =====


                                                                 December 31, 2002
                                                                 -----------------
                                                            Estimated                  Unrealized
        Days                       Book Value      %        Fair Value        %           Loss       %
        ----                       ----------      -        ----------        -           ----       -
                                                                Dollars in thousands
        0-90..................      $ 81,724      38.3%     $ 79,557        40.3%    $ (2,167)     13.4%
        91-180................        53,663      25.1        50,082        25.4       (3,581)     22.2
        181-270...............        21,621      10.1        17,759         9.0       (3,862)     23.9
        271-360...............         7,227       3.4         6,212         3.1       (1,015)      6.3
        Greater than 360......        49,420      23.1        43,900        22.2       (5,520)     34.2
                                    --------     -----      --------       -----     --------     -----
        Total.................      $213,655     100.0%     $197,510       100.0%    $(16,145)    100.0%
                                    ========     =====      ========       =====     ========     =====

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $3.1 million and $1.3 million at September 30, 2003 and December 31, 2002, respectively. Unrealized losses on non-investment grade securities amounted to $4.5 million and $3.8 million at September 30, 2003 and December 31, 2002, respectively. Of these amounts non-investment grade securities with unrealized losses of $3.8 million at September 30, 2003 and $1.6 million at December 31, 2002 had been in an unrealized loss position for a period greater than one year, of which $1.5 million at September 30, 2003 and $230,000 at December 31, 2002 had been in an unrealized loss position for periods greater than 2 years.

     At September 30, 2003, there were 13 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.7 million and the largest unrealized loss position was $1.8 million.

     At December 31, 2002, there were five securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.5 million.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations


     The following tables illustrate the industry analysis of the unrealized losses at September 30, 2003 and December 31, 2002.

                                                                       September 30, 2003
                                                                       ------------------
                                         Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                           ----           -         ----------        -            ----           -
        Industry                                                      Dollars in thousands
        Mortgage & asset backed
           securities.............      $239,767         60.9%      $228,143         60.3%    $(11,619)         75.9%
        Banking...................        25,276          6.4         24,977          6.6         (299)          2.0
        Financial other...........        16,072          4.1         15,805          4.2         (267)          1.7
        Insurance.................        12,246          3.1         12,110          3.2         (137)          0.9
        Communications............        12,158          3.1         11,986          3.2         (172)          1.1
        Consumer non-cyclical.....        10,220          2.6         10,091          2.7         (128)          0.8
        Transportation............        11,642          3.0          9,934          2.6       (1,707)         11.2
        Other.....................        66,155         16.8         65,176         17.2         (985)          6.4
                                        --------        -----       --------        -----     --------         -----
        Total.....................      $393,536        100.0%      $378,222        100.0%    $(15,314)        100.0%
                                        ========        =====       ========        =====     ========         =====

                                                                       December 31, 2002
                                                                       -----------------
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                           ----           -         ----------        -            ----           -
        Industry                                                      Dollars in thousands
        Mortgage & asset backed
           securities.............     $139,830          65.4%      $129,008        65.3%     $(10,823)        67.0%
        Electric..................       16,967           7.9         16,637         8.4          (330)         2.0
        Financial companies.......       11,591           5.4         11,353         5.7          (237)         1.5
        Transportation............        9,936           4.7          7,286         3.7        (2,650)        16.4
        Consumer cyclical.........        7,763           3.6          7,235         3.7          (528)         3.3
        Communications............        7,130           3.3          6,767         3.4          (363)         2.2
        Other.....................       20,438           9.7         19,224         9.8        (1,214)         7.6
                                       --------         -----       --------       -----      --------       -----
        Total.....................     $213,655         100.0%      $197,510       100.0%     $(16,145)      100.0%
                                       ========         =====       ========       =====      ========       =====

-------------------
Other industries each represent less than 2% of estimated fair value.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     The expected maturity dates of securities that have an unrealized loss at September 30, 2003 and December 31, 2002 are presented in the table below.

                                                                       September 30, 2003
                                                                       ------------------
                                         Amortized                  Estimated                Unrealized
Maturity                                    Cost          %        Fair Value       %           Loss          %
--------                                    ----          -        ----------       -           ----          -
                                                                      Dollars in thousands
Due in one year or less.............    $  58,591       14.9%    $  57,209        15.1%       (1,382)         9.0%
Due in one through five years.......      152,287       38.7       146,189        38.7        (6,098)        39.8
Due in five through ten years.......      166,271       42.2       158,787        42.0        (7,484)        48.9
Due after ten years.................       16,387        4.2        16,037         4.2          (350)         2.3
                                        ---------      -----     ---------       -----     ---------        -----
Total...............................    $ 393,536      100.0%    $ 378,222       100.0%    $ (15,314)       100.0%
                                        =========      =====     =========       =====     =========        =====


                                                                     December 31, 2002
                                                                     -----------------
                                                                    Estimated                Unrealized
Maturity                                  Book Value        %       Fair Value        %          Loss         %
--------                                  ----------        -       ----------        -          ----         -
                                                                      Dollars in thousands
Due in one year or less.............    $  20,532       9.6%    $  20,067       10.2%       $    (465)        2.9%
Due in one through five years.......      112,591      52.7       103,679        52.5          (8,912)       55.2
Due in five through ten years.......       69,330      32.5        63,753        32.3          (5,577)       34.5
Due after ten years.................       11,202       5.2        10,011         5.0          (1,191)        7.4
                                        ---------     -----     ---------       -----       ---------       -----
Total...............................    $ 213,655     100.0%    $ 197,510       100.0%      $ (16,145)      100.0%
                                        =========     =====     =========       =====       =========       =====

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

     At September 30, 2003, and December 31, 2002, we had four modified coinsurance arrangements with two ceding companies. We had three contracts with Lincoln National Insurance Company that accounted for $1.2 billion at September 30, 2003 and $1.1 billion at December 31, 2002, which represented 98% of the funds withheld balances. The other contract is with Illinois Mutual Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on our modified coinsurance arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     Interest sensitive contract liabilities relating to the Lincoln National Insurance Company contracts amounted to $1.2 billion at September 30, 2003 and $1.1 billion at December 31, 2002.

     At September 30, 2003, funds withheld at interest totaled $1.2 billion with an average rating of "A-", an average effective duration of 5.1 years and an average book yield of 6.28% as compared with an average rating of "A-", an average effective duration of 5.4 years and an average book yield of 6.49% at December 31, 2002. These are fixed income investments associated with modified coinsurance transactions; they include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.3 billion at September 30, 2003.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                                    September 30, 2003           December 31, 2002
                                                    ------------------           -----------------
        Ratings                                   $ in millions        %       $ in millions      %
        -------                                   -------------        -       -------------      -
        AAA...................................    $    157.5          11.7%     $    114.0          9.8%
        AA....................................          56.5           4.2            52.7          4.5
        A.....................................         439.9          32.7           418.7         35.8
        BBB...................................         505.0          37.5           425.9         36.5
        BB or below...........................          62.1           4.6            44.7          3.8
                                                  ----------         -----      ----------        -----
        Sub-total                                     1221.0          90.7         1,056.0         90.4
        Commercial mortgage loans.............         125.5           9.3           112.3          9.6
                                                  ----------         -----      ----------        -----
        Total.................................    $  1,346.5         100.0%     $  1,168.3        100.0%
                                                  ==========         =====      ==========        =====

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                                    September 30, 2003           December 31, 2002
                                                    ------------------           -----------------
        Sector                                   $ in millions        %       $ in millions      %
        ------                                   -------------        -       -------------      -

        U.S. Treasury securities and U.S.
           government agency obligations....      $     15.5         1.2%     $    10.6          0.9%
        Corporate securities................           930.6        69.1          822.2         70.4
        Municipal bonds.....................             4.9         0.4            0.5          0.1
        Mortgage and asset backed securities           255.9        19.0          213.1         18.2
                                                  ----------       -----      ---------        -----
                                                     1,206.9        89.7        1,046.4         89.6
        Commercial mortgage loans...........           125.6         9.3          112.3          9.6
        Cash................................            14.0         1.0            9.6          0.8
                                                  ----------       -----      ---------        -----
        Total...............................      $  1,346.5       100.0%     $ 1,168.3        100.0%
                                                  ==========       =====      =========        =====

Liquidity and Capital Resources

Cash flow

     Cash provided by operating activities amounted to $66.9 million in the first nine months of 2003 in comparison with cash flow of $37.1 million provided by operating activities in the same period of 2002. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business.

     The increase in operating cash flow from 2002 was primarily due to increases in premiums, fees, and investment income greater than increases in benefits and expenses paid. Reinsurance premiums and fees received increased by $75.6 million due to growth in our Life Reinsurance business. Investment income received increased by $28.8 million due to the growth in our invested asset base. The increase was offset by declining yields. Benefits paid increased by $13.2 million due to the growth in our Life Reinsurance business. Acquisition and other costs, including commissions, increased by $54.1 million. This increase related principally to new business written in our Life Reinsurance North America segment and increased operating expenses. Acquisition costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

     Our cash flow from operations may be positive or negative in any period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period.

Capital and collateral

     At September 30, 2003, total capitalization was $807.2 million compared to $623.6 million at December 31, 2002. Total capitalization includes long-term debt and is analyzed as follows:

                                                          September 30, 2003     December 31, 2002
                                                          ------------------     -----------------
                                                                    (dollars in thousands)
              Shareholder's equity.................       $   674,672              $  491,092
              Long-term debt.......................           132,500                 132,500
                                                          -----------              ----------
              Total                                       $   807,172              $  623,592
                                                          ===========              ==========

     The increase in capitalization is due to the net proceeds of our equity offering of $180.1 million, net income for the nine months ended September 30, 2003 of $16.7 million less dividends paid of $4.5 million and other comprehensive income of $15.5 million. Other comprehensive income consists of the unrealized appreciation on investments, the cumulative translation adjustment arising from the translation of Scottish Re Holdings' balance sheet at exchange rates as of September 30, 2003 and a minimum pension liability adjustment.

     In April 2003, we filed and had declared effective a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell securities described in the registration statement up to a total of $500.0 million.

     On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) at an offering price of $20.75 per share in which we raised aggregate net proceeds of $180.1 million ($19.66 per share after the underwriting discount). We used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life at a purchase price of $19.66 per share. The gross proceeds of this offering were $190.9 million. As a result of this equity offering, a total of $309.1 million remains of the shelf capacity.

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



     On August 20, 2003, the 200,000 Class B warrants originally issued as part of our initial public offering with a strike price of $15.00 per warrant were repurchased at a price of $8.0 per warrant, or $1.6 million.

     On October 29, 2003, Scottish Holdings Statutory Trust II, a Connecticut statutory business trust, issued and sold in a private offering an aggregate of $20.0 million floating rate capital securities. All of the common shares of the Scottish Holdings Statutory Trust II are owned by Scottish Holdings Inc., a wholly owned subsidiary.

     During the nine months ended September 30, 2003, we paid quarterly dividends totaling $4.5 million or $0.15 per share. During 2002, we paid dividends totaling $5.0 million or $0.20 per share.

     During 2003, we renewed our credit facilities, which currently consist of:

     a) a credit facility totaling $50 million, of which $25 million is available on an unsecured basis and $25 million is available on a secured basis. The facility provides capacity for borrowings and letters of credit. The interest rates on amounts borrowed under the secured facility is LIBOR plus 50 basis points and under the unsecured facility is LIBOR plus 75 basis points. This facility expires in October 2004 but it is renewable upon the agreement of both parties.

     b) a secured credit facility totaling $50 million. This facility provides a combination of borrowings and letters of credit. Interest rates on amounts borrowed under this facility is LIBOR plus 45 basis points. This facility expires in September 2004 but is renewable upon the agreement of both parties.

     One of the facilities requires that SALIC maintains shareholder's equity of at least $340 million. At September 30, 2003, SALIC's shareholder's equity was $615.8 million. The other facility requires that Scottish Re Group Limited maintain consolidated net worth of $520 million, a maximum debt to total capitalization ratio of 30% and uncollateralised assets of 1.2 times any unsecured borrowings. At September 30, 2003, Scottish Re Group Limited's net worth was $674.7 million and the ratio of debt to total capitalization was 16.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At September 30, 2003, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $27.6 million.

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral or letters of credit arises in four ways:

     o when SALIC, Scottish Re (Dublin) Limited or Scottish Re Group Limited enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit in order that the ceding company may obtain reserve credit for the reinsurance transaction;

     o when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from Scottish Re Group Limited or an affiliate or by ceding a

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



          portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 49 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.


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

     In addition, SALIC and Scottish Re Group Limited have agreed with Scottish Re Limited that in the event Scottish Re Limited is unable to meet its obligations under its insurance or reinsurance agreements, SALIC (or if SALIC cannot fulfill such obligations, then Scottish Re Group Limited) will assume all of Scottish Re Limited's obligations under such agreements.

     Scottish Re Group Limited and SALIC have executed a similar agreement for Scottish Re (Dublin) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

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

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



148. This has resulted in a charge to income of $77,000 and $158,000 in the three and nine month periods ended September 30, 2003, respectively.

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

     The Derivative Implementation Group has released Statement 133 Implementation Issue No. 36, "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate Risk and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). DIG B36 addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest, which arise under modified coinsurance agreements are therefore considered to contain embedded derivatives requiring bifurcation. We are required to adopt DIG B36 in the quarter ending December 31, 2003. We are in the process of implementing DIG B36 and of determining the value of the related embedded derivatives in our funds withheld at interest. The market value of funds withheld at interest was $1.3 billion at September 30, 2003 and its carrying value was $1.2 billion.

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

                             Scottish Re Group Ltd.
                Management's Discussion and Analysis of Financial
                       Condition and Results of Operations



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

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2003, our principal executive officers and principal financial officer have concluded that Scottish Re Group Limited's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Re Group Limited in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, Scottish Re Group Limited's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not currently involved in any material litigation or arbitration.

Item 2.  Changes in Securities and Use of Proceeds

     On July 17, 2003, the Company completed a public offering of 9,200,000 ordinary shares (Commission File Number 333-104545), which included an over-allotment option of 1,200,000 ordinary shares, for an aggregate offering price of $190.9 million. After deducting estimated expenses of $11.2 million, the Company raised aggregate net proceeds of $180.1 million. The managing underwriters were Bear, Stearns & Co. Inc., UBS Investment Bank, A.G. Edwards & Sons, Inc, Keefe Bruyette & Woods, Inc and Putnam Lovell NBF Securities Inc. The Company used the proceeds of the offering to repurchase 1,525,000 shares from Pacific Life and will use the remainder for general corporate purposes.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.

Submission of Matters to a Vote of Securities Holders

     An Extraordinary General Meeting of Shareholders was held on August 28, 2003. The following items of business were presented to the shareholders of the Company (the "shareholders"):

                    Special Resolution to Change the Name of the Company to Scottish Re Group Limited

The results of this vote of the shareholders with respect to the special resolution to change the name of the Company to Scottish Re Group Limited:

     For:         30,036,749
     Against:     9,050
     Abstain:     26,400


                     Ordinary Resolution to Prepare and File
                Confirmed Memorandum and Articles of Association

The results of this vote of the shareholders with respect to the ordinary resolution to prepare and file Confirmed Memorandum and Articles of Association reflecting the name change and prior amendments dated December 14, 2001 and May 2, 2002:

     For:         29,625,707
     Against:     418,372
     Abstain:     28,120

Item 5.  Other Information

     Not applicable.

Item 6.  Exhibits and Reports on Form 8-K

A.   Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

     3.1 Memorandum of Association of Scottish Re Group Limited, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K/A).(6)

     3.2 Articles of Association of Scottish Re Group Limited, as amended as of May 2, 2002 (incorporated herein by reference to Scottish Re Group Limited 's Current Report on Form 8-K filed with the SEC on April 14,
          2003).

     4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.6 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.7 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited 's Registration Statement on Form S-1).(1)(10)

     10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(10)

     10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(10)

     10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.6 1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).(2)(10)

     10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited s 1999 Annual Report on Form 10-K).(2)(10)

     10.8 Employment Agreement dated September 18, 2000 between Scottish Re Group Limited and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K).(3)(10)

     10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(7)

    10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

    10.11 2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(10)

    10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(10)

    10.13 Service Agreement dated December 31, 2001 between Scottish Re Holdings, Paul Andrew Bispham and Scottish Annuity & Life.(4)(10)

    10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.15 Stockholder Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group

          Limited's Current Report on Form 8-K).(5)

    10.16 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.17 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.18 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(10)

    10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
          2002).(8)(10)

    10.20 Employment Agreement dated June 3, 2002 between Scottish Re (U.S.), Inc. and J. Clay Moye, III (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(10)

    10.21 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(10)

    10.22 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(10)

    10.23 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(10)

    10.24 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French. (10)

    10.25 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield. (10)

    10.26 Amended employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity. (10)

    10.27 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group

          Limited's Registration Statement on Form S-3). (9)

    10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

    10.29 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Ltd. and David Huntley. (10)

    10.30 Share Purchase Agreement dated July 3, 2003 by and between Scottish Re Group Limited and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K filed with the SEC on July 8, 2003).

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

     31.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002

     32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     32.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     --------------------
     (1) Scottish Re Group Limited's Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.
     (2) Scottish Re Group Limited's 1999 Annual Report on Form 10-K was filed with the SEC on April 3, 2000.
     (3) Scottish Re Group Limited's 2000 Annual Report on Form 10-K was filed with the SEC on March 30, 2001.
     (4) Scottish Re Group Limited's 2001 Annual Report on Form 10-K was filed with the SEC on March 5, 2002.
     (5) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 31, 2001.
     (6) Scottish Re Group Limited's Current Report on Form 8-K/A was filed with the SEC on January 11, 2002.
     (7) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 9, 2001.
     (8) Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.
     (9) Scottish Re Group Limited's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.
     (10) This exhibit is a management contract or compensatory plan or arrangement.

B. Reports on Form 8-K

     The following reports on Form 8-K were filed during the three month period ended September 30, 2003.

     Scottish Re Group Limited filed a report on Form 8-K on July 8, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that it had issued a press release announcing the commencement of a public offering of 7,000,000 of its ordinary shares, and an additional 1,050,000 ordinary shares pursuant to the underwriters' over-allotment option. A copy of the press release was filed as
Exhibit 99.1 thereto. Such report on Form 8-K also reported that, pursuant to an agreement entered into with Pacific Life, Scottish Re Group Limited would use a portion of the net proceeds from the proposed offering to repurchase from Pacific Life 1,000,000 of Scottish Re Group Limited's ordinary shares (and an additional 525,000 ordinary shares if the underwriters exercise their over-allotment option in full). A copy of the agreement was filed as Exhibit
10.1 thereto.

     Scottish Re Group Limited filed a report on Form 8-K on July 18, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that it was filing therewith the underwriting agreement in connection with the public offering of 8,000,000 of its ordinary shares pursuant to a prospectus supplement of Scottish Re Group Limited that was filed with the Securities and Exchange Commission. A copy of the underwriting agreement was filed as Exhibit 1.1 thereto.

     Scottish Re Group Limited filed a report on Form 8-K on August 4, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that it was filing therewith an opinion of Maples and Calder, counsel as to Cayman Islands law to Scottish Re Group Limited, in connection with the public offering of 8,000,000 of its ordinary shares, and an additional 1,200,000 ordinary shares pursuant to the underwriters' over-allotment option, pursuant to a prospectus supplement of Scottish Re Group Limited that was previously filed with the Securities and Exchange Commission. The opinion was attached thereto as Exhibit 5.1.

     Scottish Re Group Limited filed a report on Form 8-K on August 25, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that it was filing therewith an amended opinion of Maples and Calder, counsel as to Cayman Islands law to Scottish Re Group Limited, in connection with the public offering of 8,000,000 of its ordinary shares, pursuant to a prospectus supplement of Scottish Re Group Limited that was previously filed with the Securities and Exchange Commission. The opinion was attached thereto as Exhibit 5.1.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCOTTISH RE GROUP LIMITED

Date:  November 6, 2003             By: /s/ Scott E. Willkomm
                                        Scott E. Willkomm
                                        President

Date:  November 6, 2003             By: /s/ Michael C. French
                                        Michael C. French
                                        Chief Executive Officer

Date:  November 6, 2003             By: /s/ Elizabeth A. Murphy
                                        Elizabeth A. Murphy
                                        Chief Financial Officer