Form 10-K
period 2003-12-31
SCOTTISH RE GROUP LTD
filed 2004-03-03
CIK 1064122

==============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                 ---------------------------------------------

                                    FORM 10-K

                  For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

[X]           Annual Report Pursuant to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                 For the fiscal year ended December 31, 2003

[ ]         Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                       For the Transition period from       to

                         Commission File Number 0-29788

                 ---------------------------------------------

                          SCOTTISH RE GROUP LIMITED
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

                  Cayman Islands                98-0362785
                  (State or Other            (I.R.S. Employer
                  Jurisdiction of          Identification No.)
                 Incorporation or
                   Organization)
             Crown House, Third Floor
                4 Par-la-Ville Road
              Hamilton HM12, Bermuda          Not Applicable
               (Address of Principal            (Zip Code)
                 Executive Office)

       Registrant's telephone number, including area code: (441) 295-4451

         Securities Registered Pursuant to Section 12(b) of the Act:

                     Title of Each Class        Name of Each Exchange on
                                                    Which Registered
                     -------------------        ------------------------
                 Ordinary Shares, par value      New York Stock Exchange
                       $0.01 per share
                    Hybrid Capital Units         New York Stock Exchange

         Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

      Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

      Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

      Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

      The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2003 was $553,007,079. As of February 23, 2004, Registrant had 35,350,745 ordinary shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

      Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2004 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2003.
==============================================================================

                               TABLE OF CONTENTS

                                                                            Page


PART I........................................................................1

Item 1:  BUSINESS.............................................................1
Item 2:  PROPERTIES..........................................................29
Item 3:  LEGAL PROCEEDINGS...................................................29
Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................30

PART II......................................................................31

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................31
Item 6:  SELECTED FINANCIAL DATA.............................................32
Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................33

Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK..........60
Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................63
Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................63
Item 9A: DISCLOSURE CONTROLS AND PROCEDURES..................................63

PART III.....................................................................64

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT......................64
Item 11: EXECUTIVE COMPENSATION..............................................64
Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT
         AND RELATED STOCKHOLDER MATTERS.....................................64
Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................64
Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES..............................64

PART IV......................................................................64

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
         8-K.................................................................64

                                     PART I

Item 1:     BUSINESS

Overview

      On August 28, 2003, we changed our name to Scottish Re Group Limited, which we call Scottish Re, from Scottish Annuity & Life Holdings, Ltd. In addition, our wholly owned subsidiaries World-Wide Holdings Limited and World-Wide Reassurance Company Limited changed their names to Scottish Re Holdings Limited and Scottish Re Limited, respectively.

      Scottish Re is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Through our operating subsidiaries, we are engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located in the United States, as well as in many other countries around the world. We refer to this portion of our business as life reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as wealth management.

      We have operating companies in Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States. Our flagship subsidiaries are Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc. and Scottish Re Limited. Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc. and Scottish Re Limited are each rated "A- (excellent)" for financial strength by A.M. Best Company, which is fourth highest of sixteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is sixth highest of twenty-two rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-two rating levels. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are also rated "A3 (good)" for financial strength by Moody's, which is seventh highest of twenty-one rating levels. These ratings are based upon factors of concern to policyholders, treaty holders, retrocessionaires, agents and intermediaries and are not directed toward the protection of investors.

      On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation, which we call ERC Life, for $151.0 million in cash, subject to certain post closing adjustments. ERC Life was a subsidiary of General Electric's Employers Reinsurance Corporation, which we call GE ERC, and was one of the companies through which GE ERC conducted life reinsurance business in the United States. Upon completion of the acquisition, ERC Life's business consisted primarily of a closed block of traditional life reinsurance with a face amount of approximately $155.6 billion. At the date of acquisition, ERC Life had $1.4 billion in total assets. GE ERC has agreed to administer the business of ERC Life for a fixed monthly fee for up to nine months from the date of acquisition and to assist with the transition of the business to Scottish Re's systems. No GE ERC employees will transfer to Scottish Re. The transaction has increased the number of lives reinsured in North America from approximately 2.1 million to approximately 6.2 million and has increased our gross face amount of in-force business in North America from approximately $119.4 billion to approximately $275.0 billion. ERC Life is rated "A- (excellent)" for financial strength by A.M. Best Company, which is the fourth highest of sixteen rating levels.

      We have grown to be one of the 10 largest life reinsurers serving the U.S. market (based on the amount of new life reinsurance business assumed in 2002) since our formation in 1998. On December 31, 2001, we expanded our business outside of North America by acquiring Scottish Re Holdings Limited and its subsidiary, Scottish Re Limited from Pacific Life Insurance Company, which we call Pacific Life. Scottish Re Limited, formed in 1964, is a U.K.-based reinsurer of group life insurance, individual life insurance and aircrew loss of license insurance in Asia, Europe, Latin America, the Middle East and North Africa.

      As of December 31, 2003, we had consolidated assets of $6.1 billion and consolidated shareholders' equity of $659.8 million.

      Our website address is www.scottishre.com. Forms 10-K, Forms 10-Q, Forms 8-K and all amendments to those reports are available free of charge on our website. These reports are posted to the website as soon as reasonably practical after they have been filed with the SEC. We will also provide electronic or paper copies of these reports on request. Information contained on our website does not constitute part of this Annual Report on Form 10-K.

Our Business

Life Reinsurance

      Reinsurance is an arrangement under which an insurance company known as the reinsurer agrees in a contract called a treaty to assume specified risks of another insurance company known as the ceding company. The reinsurer may assume all or a portion of the insurance underwritten by the ceding company. In exchange for assuming the risks of the ceding company, the reinsurer receives some or all of the premium and, in certain cases, investment income derived from the assets supporting the reserves of the reinsured policies. Reinsurance permits primary insurers to diversify their risks over larger pools of risks, and to write insurance policies in amounts larger than they are willing or able to retain. Also, reinsurers have the ability to structure treaties that allow the ceding companies to achieve other business and financial objectives such as:

      o     decreasing the volatility of their earnings,

      o improving their capital position by reducing the financial strain associated with new business production or by increasing their risk-based capital ratios,

      o     entering new lines of business and offering new products, and

      o     exiting discontinued lines of business.

      In addition, reinsurers may also purchase reinsurance, or "retrocession" coverage, to limit their own risk exposure.

      We have two categories of life reinsurance lines of business, which we call Traditional Solutions and Financial Solutions.

      o Traditional Solutions. In our Traditional Solutions business, we reinsure the mortality risk on life insurance policies written by primary insurers. This business is often referred to as traditional life reinsurance. We write our Traditional Solutions business predominantly on an automatic basis with respect to newly written life insurance policies. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty with the ceding company. In the North American market, our direct sales force targets the top 60 life insurance companies. We count 46 of these 60 as current customers. These companies are responsible for originating the majority of all term life insurance written in that market. Scottish Re Limited offers traditional life reinsurance products outside of North America, focusing primarily on the reinsurance of short-term, group life policies in niche market sectors.

      o Financial Solutions. In our Financial Solutions business, we offer reinsurance solutions that improve the financial position of our clients by increasing their capital availability and statutory surplus. These solutions include contracts under which we assume the investment and persistency risks of existing, as well as newly written, blocks of business. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase. This line of business includes acquired solutions products in which we provide our clients with exit strategies for discontinued lines, closed blocks, or lines not providing a good fit for our client's growth strategies. With our assuming full responsibility and management of these contracts, our clients can focus and concentrate their full efforts and resources on their core strategies.

      The traditional life reinsurance industry has experienced significant growth over the past several years. According to an industry survey, the face amount of traditional life reinsurance assumed in the United States has grown from approximately $261 billion in 1995 to approximately $1.1 trillion in 2002, a 23% compounded annual growth rate. During the same period, the face amount of life insurance written in the United States has grown from approximately $1.1 trillion in 1995 to approximately $1.8 trillion in 2002, a 7% compounded annual growth rate. Many other of the international markets in which we operate have also enjoyed significant growth in recent years.

      We believe that the following trends have contributed and will continue to contribute to the increasing demand for life reinsurance and increased business opportunities for us:

      o Consolidation in the life insurance industry. Consolidation in the life insurance industry may create opportunities for life reinsurers. Life reinsurers provide financial reinsurance to help acquirors finance the cash portion of an acquisition, and we expect that any additional consolidation in the life insurance business may result in incremental opportunities for life reinsurers. In addition, in the context of an acquisition, an acquiror may focus on the most promising lines of business and divest non-core lines of business through reinsurance.

      o Consolidation in the life reinsurance industry. There have been a number of merger and acquisition transactions within the life reinsurance industry in recent years. The consolidation of the life reinsurance industry has reduced the amount of life reinsurance capacity available and caused primary insurers to be exposed to concentrated counter-party risk with the larger consolidating reinsurers. We believe that consolidation will continue and ceding companies will reinsure a portion of their business with smaller reinsurers like us in order to reduce their counter-party risk.

      o Increased capital sensitivity. We believe that insurance companies are now more focused on capital efficiency and return on capital. As a result, primary insurers are increasingly utilizing the outside capital provided by reinsurance to help finance growth and to free up capital to pursue new businesses. We believe that the demutualization of life insurance companies contributes to this trend as these newly publicly traded companies are motivated to improve their operating performance for their investor base.

      o Flight to quality. Particularly in the wake of the terrorist attacks in the United States on September 11, 2001, we believe that ceding companies are increasingly focused on the financial strength ratings of their reinsurers, as well as the aggregate amount of capital maintained by their reinsurers.

      o Expanding overseas markets. We believe that the trends described above in the North American market are also influencing the reinsurance industry throughout the world. In addition, we believe there are increasing opportunities in markets such as Asia, Europe, Latin America, the Middle East, and North Africa, where the life reinsurance industry is either developing or expanding.

      o Changing demographics. We expect that the increasing number of "baby boomers" reaching middle and late middle age will increase the demand for products which address retirement planning, estate planning and survivorship issues. In addition, we believe that longer life expectancies and the reduction in government and employer sponsored benefit programs will increase the demand for life insurance and annuities. We expect this increased demand for insurance to increase demand for reinsurance products.

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

Our Strategy

      Our strategy is to use our experience, and structural advantages to focus on life reinsurance and insurance products where we can deliver specialized advice and products to our customers. We plan to increase the value of our franchise by focusing on the following:

      o Expanding the size and depth of our reinsurance client base. We will continue to expand our core North American business by attempting to gain a larger share of the North American life reinsurance market both by adding new clients and expanding the business relationships with existing clients. In addition, we may pursue selected strategic acquisitions of other life reinsurance businesses.

      o Growing our international business. We will continue to leverage the specialized knowledge and established relationships of Scottish Re Limited to gain a larger share of the life reinsurance markets outside of North America. We will explore opportunities in new markets as well as seeking to add new clients and expand business relationships with existing clients. In addition, we may pursue selected strategic acquisitions of other life reinsurance businesses.

      o Enhancing our financial strength. We will continue to enhance our capital position and financial strength to meet the security needs of our customers and the capital requirements of rating agencies. By enhancing our financial strength and capital resources, we would expect to have opportunities to participate in reinsurance transactions in which we might not be currently eligible to participate. We also expect that enhancing our financial position will allow us to reduce our cost of, and improve our access to, capital.

      o Capitalizing on our reinsurance experience. We will continue to focus our marketing efforts on products that allow us to capitalize on the extensive experience of our management and key employees.

      o Leveraging efficient operating structure and organizational flexibility. We will continue to leverage our ability to conduct business in multiple jurisdictions, which provides us with a flexible and efficient operating platform. Moreover, as we grow our businesses and leverage the capabilities of our corporate infrastructure, we expect to improve our operating margins.

Products Offered

Life Reinsurance North America

      In our Life Reinsurance North America segment we reinsure a broad range of life insurance and annuity products. Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed immediate annuities and fixed deferred annuities. In addition, we reinsure and may issue directly institutional annuity-type products such as funding agreements, guaranteed investment contracts, and pension termination and structured settlement annuities. We do not accept mortality or longevity guarantees associated with variable annuity products.

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

      Our reinsurance treaties are written predominantly on an automatic basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to us. The reinsurance may be solicited directly by us or through reinsurance intermediaries and may be written on either:

      o a proportional basis under which a specified percentage of each risk in the reinsured class of risk is assumed by us from the ceding company, along with our portion of the underlying premiums in proportion to such assumed risk; or

      o an excess of loss basis under which we indemnify the ceding company, up to a contractually specified amount, for a portion of claims exceeding a specified retention amount, in consideration of non-proportional premiums being paid.

      In order to diversify our mortality exposure, we seek to limit our consolidated enterprise wide retained exposure under life policies to no more than $500,000 per life for life reinsurance written in our North American operations.

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

      The potential adverse effects of recapture rights are mitigated by the following factors:

      o By recapturing reinsurance, ceding companies increase the amount of risk they retain.

      o Ceding companies generally must recapture the same amount of risk on each policy reinsured under a treaty once a retention increase is made after the treaty stated non-recapture period expires and a recapture program is undertaken.

      o We price our treaties with the goal of achieving our target return before the recapture date.

International Life Reinsurance

      Through our subsidiary, Scottish Re Limited, we reinsure life reinsurance and aircrew loss of license products. Life insurance products that we reinsure include short-term group and individual life and, to a lesser extent, disability and critical illness. Aircrew loss of license products that we reinsure are on a short-term group basis. While our international business does include a small amount of automatic treaty business written in a very similar way to that in our Life Reinsurance North America segment, the bulk of our risks are written on a facultative basis. A facultative approach provides for a ceding company to offer risks for which we may either quote terms or, alternatively, decline. They, in turn, are not obliged to cede any risk to us.

      Our principal international market is the Middle East, where we have been active since the early 1990s. For the year ended December 31, 2003, approximately 20% of total written premiums in the international business originated from Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and the United Arab Emirates.

      In Latin America, we do business primarily in Argentina, Columbia and Peru, and to a lesser extent in Chile and Ecuador. In Asia, our target niche market is in Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies.

      We also reinsure aircrew loss of license coverage, which entails the payment of lump sum benefits if aircrew cannot perform their job for medical reasons, as well as temporary benefits for the period of time during which the aircrew is grounded and waiting for the results of the medical examination.

      We attempt to diversify mortality risk in our Life Reinsurance International segment by limiting our consolidated enterprise wide retained exposure under life policies to no more than $250,000 per life for our international life reinsurance business.


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

Marketing

Life Reinsurance

      In our life reinsurance business, we market to life insurance and life reinsurance companies. We also target institutions, such as pension plans, that have life insurance-related risks and that we believe would benefit from our reinsurance products based on our analysis of publicly available information and other industry data. Where permitted by law, we actively market our reinsurance products primarily on a direct basis. We also seek to capitalize on the relationships developed by our executive officers and marketing staff with members of the actuarial profession and senior insurance company executives, at both primary insurers and other reinsurers. Finally, we work with reinsurance intermediaries, brokers and consultants who are engaged in obtaining reinsurance on behalf of their clients.

Wealth Management

      In our wealth management business, we seek to write variable life insurance and variable annuity products for high net worth individuals and families with at least $10.0 million of liquid net worth. Because we offer variable products that we believe comply with U.S. Internal Revenue Code requirements for insurance products, we typically insure U.S. persons, individuals with U.S. beneficiaries or non-U.S. persons with a U.S. tax presence. Our wealth management subsidiaries are not licensed to conduct insurance business in any jurisdiction in the United States, and therefore cannot utilize traditional life insurance marketing channels such as agents, nor can we use mail-order or other direct-marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, we rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken on our behalf in the United States.

Risk Management

Life Reinsurance

      We bear five principal classes of risk in our life reinsurance products:

      o     mortality risk,

      o     investment risk,

      o     persistency risk,

      o     expense risk, and

      o     counter-party risk.

      Mortality risk is the risk that death claims exceed what we expect. A greater frequency or higher average size of death benefits than we expected can cause us to pay greater death benefits, adversely affecting our profitability. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, sporadic timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting our profitability in that period. We address these risks through selection, diversification and retrocession. We analyze each block of business based on an evaluation of the ceding company's history, management, target market, products and underwriting criteria relative to the industry. In North America, we target primarily first dollar quota share pools of top producing direct writing companies so that we participate proportionately with other reinsurers on all of the ceded risks. In addition, we diversify our risks by participating in annuity and disability products in the payout stage where the mortality risk is the risk of later, rather than earlier, deaths than expected. A mix of these products with life products can help offset general trends in population mortality. We mitigate our risk of exposure to any one block of business or any one individual life by limiting our share to generally 20-25% in any one pool. We further address the risk of any one large claim by utilizing retrocession above our retention of $500,000 per life for life reinsurance written in our Life Reinsurance North America segment and approximately $250,000 per life for life reinsurance written by our Life Reinsurance International segment. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which provides reinsurance for losses of $19.3 million in excess of $750,000. This catastrophe cover includes protection for nuclear, biological and chemical risks.

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

Wealth Management

      The four principal risks associated with our wealth management business are:

      o     mortality risk,

      o     counter-party risk,

      o     persistency risk, and

      o     expense risk.

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

      We manage these risks through industry and issuer diversification, overall limits on the amounts of credit risk taken and asset-liability management, which we refer to as ALM. Our primary ALM practices include:

      o modeling the cash flows necessary to service each existing and newly written reinsurance liability by considering various interest rate scenarios;

      o targeting new investments with cash flows suitable for new and existing liabilities;

      o evaluating and quantifying the risks to earnings and the economic value of shareholders' equity created by gaps between the projected cash flows from existing assets and those required by in-force liabilities;

      o reducing the risks caused by mismatches by opportunistically buying matching new investments.

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

Investment Managers

      As of December 31, 2003, we utilized four asset managers to manage the portion of our investment portfolio that we control. General Re-New England Asset Management, which we refer to as NEAM, managed 63%; Principal Capital Management, managed 22%; Asset Allocation and Management, managed 14% and Stephens Capital Management, managed 1%. We may engage other asset managers to manage some or all of our controlled investment portfolio in the future. In the instances where we enter modified coinsurance transactions we do not directly control the underlying investment portfolio. Instead, the investments are held and managed by the ceding company for our account in accordance with contractually agreed upon standards.

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

      Insurance ratings are used by prospective purchasers of insurance policies, insurers and reinsurance intermediaries in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., and Scottish Re Limited are each rated "A- (excellent)" for financial strength by A.M. Best Company, which is fourth highest of sixteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is sixth highest of twenty-two rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-two rating levels. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are also rated "A3 (good)" by Moody's, which is seventh highest of twenty-one rating levels. ERC Life is rated "A- (excellent)" for financial strength by A.M. Best Company, which is the fourth highest of sixteen rating levels. These ratings are based upon factors of concern to policyholders, treaty holders, retrocessionaires, agents and intermediaries and are not directed toward the protection of investors. ERC Life is rated "A- (excellent)" for financial strength by A.M. Best Company, which is the fourth highest of sixteen rating levels.

      A.M. Best assigns an "A- (excellent)" rating to companies that have, in its opinion, on balance, excellent balance sheet strength, operating performance and business profile, as well as a strong ability to meet their ongoing obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from "A++ (superior)" to "F (in liquidation)." "A- (excellent)" is the fourth highest designation of A.M. Best's 16 rating levels. Fitch assigns an "A (strong)" or "A- (strong)" rating to companies that it characterizes as having, in its opinion, strong capacity to meet policyholder and contract obligations and moderate risk factors and where the impact of any adverse business and economic factors is expected to be small. Fitch's insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." "A (strong)" is the sixth highest of Fitch's twenty-two rating levels. Moody's assigns an "A3 (good)" rating to companies that offer, in its opinion, good financial security, but possess elements that suggest a susceptibility to impairment sometime in the future. Moody's long term insurance financial strength ratings range from "Aaa (exceptional)" to "C (lowest)." "A3 (good)" is the seventh highest designation of Moody's twenty-one rating levels. Standard & Poor's assigns an "A- (strong)" rating to companies that have, in its opinion, a strong capacity to meet financial commitments, but are somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than insurers with higher ratings. Standard & Poor's insurer financial strength ratings range from "AAA (extremely strong)" to "R (under regulatory supervision)." "A- (strong)" is the seventh highest designation of Standard & Poor's twenty-two rating levels.

Employees

      As of February 23, 2004, we employed approximately 142 full time employees.

Regulation

General U.S. State Supervision

      Various state insurance departments enforce insurance and reinsurance regulation. The extent and nature of regulation varies from state to state. Scottish Re (U.S.), Inc. is a Delaware-domiciled reinsurer, which is licensed, accredited, approved or authorized to write reinsurance in 49 states and the District of Columbia. ERC Life is a Missouri-domiciled reinsurer, which is licensed, accredited, approved or authorized to conduct reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia.

Insurance Holding Company Regulation

      Scottish Re, Scottish Re (U.S.), Inc. and ERC Life are subject to regulation under the insurance holding company laws of Delaware and Missouri. Scottish Re (U.S.), Inc. was also subject to the insurance holding company laws of California, but as of July 23, 2003, Pacific Life ceased to own a 10% or more interest in Scottish Re, and thus neither Scottish Re nor ERC Life are currently subject to regulation under the California insurance holding company laws. The insurance holding company laws and regulations vary from state to state, but generally require insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between Scottish Re (U.S.), Inc. and/or ERC Life and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the Delaware and/or Missouri state insurance departments. Further, state insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Delaware, the jurisdiction in which Scottish Re (U.S.), Inc. is domiciled, provides that, unless the prior approval of the state insurance commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations for the prior year. Missouri, the jurisdiction in which ERC Life is domiciled, provides that, unless prior approval of the state insurance commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations for the prior year.

      State insurance holding company laws also require prior notice or state insurance department approval of changes in control of an insurer or reinsurer or its holding company. The insurance laws of Delaware and Missouri provide that no person, including a corporation, may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state insurance commissioner. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. Therefore, an investor who intends to acquire 10% or more of our outstanding voting securities may need to comply with these laws and would be required to file notices and reports with the Delaware Insurance Commission and/or the Missouri Director of Insurance prior to such acquisition.

      In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Scottish Re (U.S.), Inc. and ERC Life or any of their U.S. insurance subsidiaries may require prior notification in the states that have adopted pre-acquisition notification laws.

U.S. Reinsurance Regulation

      Scottish Re (U.S.), Inc. and ERC Life are subject to insurance regulation and supervision that in many respects is similar to the regulation of licensed primary insurers. Generally, state regulatory authorities monitor compliance with, and periodically conduct examinations regarding, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes.

However, in contrast with primary insurance policies, which are regulated as to rate, form, and content, the terms and conditions of reinsurance agreements are generally not subject to regulation by state insurance regulators.

      Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 49 states and the District of Columbia. ERC Life is licensed, accredited, approved and authorized to write reinsurance in all 50 states, the District of Columbia, Guam, and the Federated States of Micronesia. The ability of any primary insurer to take credit for the reinsurance placed with reinsurers is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. Credit is usually granted when the reinsurer is licensed, accredited, approved or authorized to write reinsurance in the state where the primary insurer is domiciled. In addition, many states allow credit for reinsurance ceded to a reinsurer if the reinsurer is licensed in another jurisdiction and meets certain financial requirements, or if the primary insurer is provided with collateral in the form of letters of credit, trusts, "funds withheld" or modified coinsurance contracts, to secure the reinsurer's obligations.

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

U.S. Insurance Regulation of our Non-U.S. Insurance Subsidiaries

      Our non-U.S. insurance subsidiaries which sell wealth management products are not licensed to conduct insurance business in any jurisdiction in the United States. Therefore, they cannot utilize traditional life insurance marketing channels such as agents, nor can they use mail-order or other direct marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, they rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken in the United States. In addition, policy solicitation, issuance and servicing must occur outside of the United States.

NAIC Ratios

      The National Association of Insurance Commissioners, which we refer to as the NAIC, has developed a set of financial relationships or tests known as the NAIC Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A second set of confidential ratios, called Financial Analysis Solvency Tracking System, "FAST," are also used for monitoring. Insurance companies generally submit data quarterly to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." If an insurance company's results vary significantly from expected ranges, regulators may make further inquiries. Regulators have the authority to impose remedies ranging from increased monitoring to certain business limitations to various degrees of supervision. Our U.S. reinsurance subsidiaries are not currently subject to increased regulatory scrutiny based on these ratios.

Risk-Based Capital

      The Risk-Based Capital (RBC) for Insurers Model Act, or the Model Act, as it applies to insurers and reinsurers, was adopted by the NAIC in 1993. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state insurance regulatory authorities.

      The Model Act provides for four different levels of regulatory actions based on annual statements, each of which may be triggered if an insurer's Total Adjusted Capital, as defined in the Model Act, is less than a corresponding level of risk-based capital, which we call RBC.

      o The Company Action Level is triggered if an insurer's Total Adjusted Capital is less than 200% of its Authorized Control Level RBC, as defined in the Model Act. At the Company Action Level, the insurer must submit a plan to the regulatory authority that discusses proposed corrective actions to improve its capital position.

      o The Regulatory Action Level is triggered if an insurer's Total Adjusted Capital is less than 150% of its Authorized Control Level RBC. At the Regulatory Action Level, the regulatory authority will perform a special examination of the insurer and issue an order specifying corrective actions that must be followed.

      o The Authorized Control Level is triggered if an insurer's Total Adjusted Capital is less than 100% of its Authorized Control Level RBC, and at that level the regulatory authority is authorized (although not mandated) to take regulatory control of the insurer.

      o The Mandatory Control Level is triggered if an insurer's Total Adjusted Capital is less than 70% of its Authorized Control Level RBC, and at that level the regulatory authority must take regulatory control of the insurer. Regulatory control may lead to rehabilitation or liquidation of an insurer.

      As of December 31, 2003, the Total Adjusted Capital of Scottish Re (U.S.), Inc. and ERC Life exceeded applicable minimum RBC levels.

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

      Under the Bermuda Insurance Act, a Bermuda insurance company carrying on long-term business (which includes the writing of annuity contracts and life insurance policies with respect to human life) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business, except in so far as such payment is made out of surplus certified by the insurer's approved actuary to be available for distribution other than to policyholders. In addition, our Bermuda subsidiaries are authorized by private acts of the Bermuda Legislature (the Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. Consolidation and Amendment Act 2001 and the Scottish Annuity & Life Insurance Company (Bermuda) Limited Consolidation and Amendment Act 2001, which we refer to as the private acts) to establish separate accounts in respect of one or more life insurance policies or annuity contracts. In the event of an inconsistency between the Bermuda Insurance Act and our private acts, the terms of the private acts control subject, however, to later amendments of the Bermuda Insurance Act or other relevant laws. Under our private acts, each insurance subsidiary is permitted to credit to relevant separate accounts such portion of the premiums and other receipts from the related policy or contract, and any property of the insurance subsidiary derived from or purchased with such premiums, as the related policies or contracts stipulate. To the extent provided in the relevant policies or contracts, income, interest or other gains earned from, and any property acquired by, the investing or dealing in the assets of the separate account are credited to the separate account, and all expenses, fees or losses relating to the separate account are charged against the separate account. The assets and property held in the separate account are to be used for the sole purpose of paying any and all claims arising from or under the related policies or contracts, and no other person has any right or interest in such assets. Upon the termination of policies or contracts related to a separate account, and the discharge of obligations under the policies or contracts, the insurance subsidiary may terminate the separate account, and credit any remaining assets or property to its general account. In the event of insolvency of one of our Bermuda subsidiaries, the liquidator is bound to recognize the separate nature of each separate account, and is not empowered to apply property identified as the property of any one separate account to pay the claims of creditors of the insurance company or policyholders other than the policyholder to whom the separate account relates. The private acts also permit our Bermuda subsidiaries to issue certain securities based on separate accounts that are subject to similar provisions.

Cayman Islands

      Our Cayman Islands subsidiaries are subject to regulation as licensed insurance companies under Cayman Islands law. These subsidiaries hold unrestricted Class B insurance licenses under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business. Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. Our subsidiaries are exempt from this requirement. In addition, under the Cayman Islands Insurance Law, a Cayman Islands insurance company carrying on long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business except in so far as such payments can be made out of any surplus disclosed on an actuarial valuation and certified by an actuary to be distributable otherwise than to policyholders. Every Cayman Islands insurance company carrying on long-term business may establish any number of separate accounts in respect of premiums paid to it to provide (i) annuities on human life and (ii) contracts of insurance on human life, and such respective premiums shall be kept segregated one from the other and independent of all other funds of the Cayman Islands insurer, and, notwithstanding the provisions of any other written law to the contrary, are not chargeable with any liability arising from any other business of the insurer. The scope and the validity of the Cayman Islands law regarding separate accounts has not been tested in the courts of the Cayman Islands.

Guernsey

      Scottish Re PCC Limited is a protected cell company incorporated under the laws of the Island of Guernsey that is licensed by the Guernsey Financial Services Commission ("GFSC") to carry on international insurance business under the Insurance Business (Bailiwick of Guernsey) Law, 2002. The activities of Scottish Re PCC Limited are supervised by the GFSC. Insurers in Guernsey are required to maintain a minimum margin of solvency and to ensure that they have funds available sufficient to meet a total annual aggregate risk retention together with any forecasted annual expenses. Insurance companies are also required to report annually to the GFSC and must also retain a general representative. The GFSC also has powers to investigate and intervene in the affairs of insurance companies in Guernsey.


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

United Kingdom

      Scottish Re Limited is a U.K. insurance company incorporated and registered in England and Wales and subject to regulation and supervision in the United Kingdom under English domestic and European Community law. The Insurance Companies Act of 1982 of the United Kingdom, as amended, imposes solvency and liquidity standards and auditing and reporting requirements on insurance and reinsurance companies organized under English law, and on companies that own such insurance companies, and further grants to the U.K. Financial Services Authority powers to supervise, investigate and intervene in the affairs of insurance companies. Scottish Re Limited is authorized to carry on long-term business and certain classes of general business. An insurance company carrying on long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business funds may not be made directly or indirectly for any purpose other than those of the insurer's long-term business. An exception exists wherein payments may be made from a surplus in the long-term business fund. In such instance the insurer must disclose the surplus on an actuarial valuation and have the valuation certified by its appointed actuary in order to distribute the surplus.

New Jurisdictions

      If Scottish Re or any of our subsidiaries were to become subject to the laws of a new jurisdiction where Scottish Re or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

                                  RISK FACTORS

      Investing in our ordinary shares and Hybrid Capital Units involves a high degree of risk. Potential investors should consider carefully the following risk factors, in addition to the other information set forth in this Form 10-K, prior to investing in our ordinary shares.

                          Risks Related to Our Business

A downgrade in the financial ratings of our insurance subsidiaries could make us less competitive.

      Ratings are an important factor in attracting business in both our life reinsurance and wealth management businesses. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., and Scottish Re Limited are each rated "A- (excellent)" for financial strength by A.M. Best, which is fourth highest of sixteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is sixth highest of twenty-two rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-two rating levels. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are also rated "A3 (good)" for financial strength by Moody's, which is seventh highest of twenty-one rating levels. ERC Life is rated "A- (excellent)" for financial strength by A.M. Best Company, which is the fourth highest of sixteen rating levels. The objective of ratings organizations is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our ordinary shares and Hybrid Capital Units and are not recommendations to buy, sell or hold our ordinary shares and Hybrid Capital Units. Although since our formation in 1998, none of our operating subsidiaries has been downgraded, a downgrade in or withdrawal of one or more ratings of any one of our insurance subsidiaries could adversely affect its ability to sell products, retain existing business (through recapture provisions and non-renewal) and compete for attractive acquisition opportunities.

Inadequate risk analysis and underwriting may result in a decline in our profits.

      Our success depends on our ability to assess accurately and manage the risks associated with the business that we reinsure. We have developed risk analysis and underwriting guidelines, policies, and procedures with the objective of controlling the quality of the business as well as the pricing of the risk we are assuming. Among other things, these processes rely heavily on our underwriting, our analysis of mortality trends and lapse rates, and our understanding of medical improvements and their impact on mortality. If these processes are inadequate or are based on inadequate information, we may not establish appropriate premium rates and our reserves may not be adequate to cover our losses.

      In addition, we are dependent on the original underwriting decisions made by, and information provided to us by, ceding companies. For example, we incurred a charge to net income of $10.4 million in the third quarter of 2003 when we discovered that one of our ceding insurers had systematically underreported death claims to us over a three-year period. We are also subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. To the extent actual claims exceed our underlying assumptions, we will be required to increase our liabilities, which will reduce our profits in the period in which we identify the deficiency.

      Reserves are estimates based on actuarial and statistical projections at a given point in time of what we ultimately expect to pay out on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in mortality, morbidity and other variable factors such as persistency, inflation and interest rates. Because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.

      Our estimation of reserves may be less reliable than the reserve estimations of a reinsurer with a greater volume of business and more established loss history. Actual losses and benefits may deviate, perhaps substantially, from estimates of reserves contained in our financial statements and could at times exceed our reserves. If our losses and benefits exceed our reserves, our earnings may significantly decline.

Our life reinsurance contracts and variable life insurance policies expose us to mortality risk.

      Adverse mortality risk is the risk that death claims may differ from the amount we assumed in pricing our reinsurance contracts and our variable life insurance policies. Mortality experience that is less favorable than the mortality rates that we assumed will negatively affect our net income.

      Our variable life insurance policies, which provide a death benefit, are purchased by a relatively small group of high net worth individuals. Our risk exposure is greater with a narrow risk pool having a small number of high net worth individuals because this group is a subset of the general population. Additionally, our risk exposure is higher because we retain an average coverage per life of $130,000 on these policies, as opposed to an average coverage per life in our life reinsurance contracts of $29,000.

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

      The success of our investment strategy is crucial to the success of our business. Specifically, we are subject to:

      o market value risk, which is the risk that our invested assets will decrease in value. This decrease in value may be due to a change in the yields realized on our assets and prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment;

      o reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

      o liquidity risk, which is the risk that liabilities are surrendered or mature sooner than anticipated and that we may have to sell assets at an undesirable time to provide for policyholder surrenders or withdrawals.

      We attempt to address such risks in product pricing and in establishing policy reserves. If our assets do not properly match our anticipated liabilities or our investments do not provide sufficient returns to enable us to satisfy our guaranteed fixed benefit obligations then our profits and financial condition would deteriorate. Also, declines in the value of our investments that provide collateral for reinsurance contracts would require us to post additional collateral.

      In addition, our investment portfolio includes mortgage-backed securities, known as MBSs, and collateralized mortgage obligations, known as CMOs. As of December 31, 2003, MBSs and CMOs constituted approximately 14% of our invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

      As part of our business we enter into reinsurance agreements on a modified coinsurance and funds withheld coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2003, $1.5 billion of assets were held by ceding companies under such agreements and were recorded under "funds withheld at interest" on our balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company's other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer. In certain other reinsurance arrangements, we may place assets in a trust in order to provide the ceding company with credit for reinsurance on its financial statements. Although we generally have the right to direct the investment of assets in these trusts, in the event of the insolvency of the ceding company, its receiver may attempt to take control of those assets.

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

      Both rising and declining interest rates can negatively affect the income we derive from these interest rate spreads. During periods of falling interest rates, our investment earnings will be lower because new investments in fixed maturity securities will likely bear lower interest rates. We may not be able to fully offset the decline in investment earnings with lower crediting rates on our contracts that reinsure life insurance policies or annuities with cash value components. A majority of our annuity and certain other products have multi-year guarantees and guaranteed floors on their crediting rates.

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

      One of our customers exercised a right of recapture in April 2001, requiring us to pay $185.7 million to the customer. Because we had expected the recapture, we did not have to dispose of assets at a loss and we had already fully amortized the deferred acquisition costs. In December 2002, another of our customers exercised a right of recapture requiring us to pay $49.3 million to the customer. In that case, we did not have to dispose of assets at a loss and we recovered all of our unamortized deferred acquisition costs relating to the transaction. However, because recapture rights can be triggered by circumstances, which may be unforeseeable, such as rating decreases or production shortfalls, we may not be able to anticipate future recaptures and make adequate preparations to reduce their impact on us. If recaptures occur and we do not make adequate preparations, our earnings and financial condition could decline.

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

      The terrorist attacks on the United States and ensuing events or any future attacks may have a negative impact on our business and results of operations due to the loss of lives that we insure or reinsure and the impact on the U.S. and global economies and the demand for our products. Our reinsurance programs, including our catastrophe coverage limited our net losses in individual life claims relating to the September 11, 2001 terrorist attacks to approximately $750,000. We continue to utilize reinsurance programs, including catastrophe coverage, to limit any future losses relating to such events. We cannot assure you, however, that if there are future terrorist attacks, our business, financial condition or results of operations will not be adversely affected.

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

Any future acquisitions may expose us to operational risks.

      We have made, and may in the future make, strategic acquisitions, either of other companies or selected blocks of business. Any future acquisitions may expose us to operational challenges and risks, including:

      o     integrating financial and operational reporting systems;

      o     establishing satisfactory budgetary and other financial controls;

      o     funding increased capital needs and overhead expenses;

      o     obtaining management personnel required for expanded operations;

      o funding cash flow shortages that may occur if anticipated sales and revenues are not realized or are delayed, whether by general economic or market conditions or unforeseen internal difficulties; and

      o the value of assets acquired may be lower than expected or may diminish due to credit defaults or changes in interest rates and liabilities assumed may be greater than expected.

      Our failure to manage successfully these operational challenges and risks may impact our results of operations.

The loss of any of our key employees or our inability to retain them could negatively impact our business.

      Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Michael C. French, our Chief Executive Officer, Scott E. Willkomm, our President, David Huntley, our Chief Executive Officer of Scottish Re Limited, Elizabeth A. Murphy, our Chief Financial Officer, Oscar R. Scofield, the Chief Executive Officer of Scottish Re (U.S.), Inc., Thomas A. McAvity, Jr., our Chief Investment Officer and Clifford
J. Wagner, our Chief Actuary. Each of the foregoing members of senior management have employment agreements and we maintain $5,000,000 key man life insurance policies for each of Mr. French and Mr. Scofield and $2,500,000 key man life insurance policies for each of Mr. Willkomm, Ms. Murphy, and Mr. Wagner.

The loss of the services of members of our senior management, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could harm our financial performance.

We are exposed to foreign currency risk.

      Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, maintain a part of their investment portfolio and operating expense accounts in British pounds and receive other currencies in payment of premiums. All of Scottish Re Limited's original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in British pounds. The results of the business in British pounds are then translated to United States dollars. Scottish Re Limited attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would lower our results of operations and harm our financial condition.

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

      Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, policy forms, and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

      o establish solvency requirements, including minimum reserves and capital and surplus requirements;

      o limit the amount of dividends, tax distributions, intercompany loans and other payments our insurance subsidiaries can make without prior regulatory approval;

      o impose restrictions on the amount and type of investments we may hold; and

      o     require assessments to pay claims of insolvent insurance companies.

      The National Association of Insurance Commissioners, which we call the NAIC, continuously examines existing laws and regulations. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.

      If Scottish Re or any of our subsidiaries were to become subject to the laws of a new jurisdiction where Scottish Re or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could harm our financial results and operations.

Life reinsurance is a highly competitive industry, which could limit our ability to gain or maintain our competitive position.

The life reinsurance industry is highly competitive, and we encounter significant competition from other reinsurance companies, as well as competition from other providers of financial services. Competition in the reinsurance business is based on price, financial strength ratings, reputation, experience, relationships and service. Many of our competitors are significantly larger, have greater financial resources and have longer operating histories than we do. Competition from other reinsurers could adversely affect our competitive position. We consider our major competitors to include Swiss Re, Reinsurance

Group of America Inc., Munich American Reassurance Company, ING Reinsurance and Transamerica Reinsurance.

Our ability to pay dividends is limited.

      We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on the ordinary shares and Hybrid Capital Units depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions, applicable to insurance companies generally, that limit the amount of cash dividends, loans and advances that those subsidiaries may pay to us. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

Our ordinary shares are subject to voting and transfer limitations.

      Under our articles of association, our board of directors (or its designee) is required, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, to decline to register any transfer of ordinary shares, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, except that Pacific Life (as defined in our articles of association), is permitted to transfer ordinary shares to other Pacific Life entities, so long as the number of ordinary shares beneficially owned directly or indirectly by the Pacific Life entities in the aggregate does not exceed 24.9% of a class of our shares. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system, including the NYSE. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. Similar restrictions apply to issuances and repurchases of ordinary shares by us. Our directors (or their designee) also may, in their absolute discretion, decline to register the transfer of any ordinary shares, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if they have reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment in any jurisdiction or if they have reason to believe that registration of such transfer under the Securities Act, under any state "blue sky" or other U.S. securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if our directors have any reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment in any jurisdiction, the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system, including the NYSE. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. A transferor of ordinary shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such ordinary shares has been registered on our register of members. We are authorized to request information from any holder or prospective acquiror of ordinary shares as necessary to effect registration of any such transaction, and may decline to register any such transaction if complete and accurate information is not received as requested.

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

Our articles of association make it difficult to replace directors and to effect a change of control.

      Our articles of association contain certain provisions that make it more difficult for the shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions may make more difficult the acquisition of control of Scottish Re by means of a tender offer, open market purchase, a proxy fight or otherwise, including by reason of the limitation on transfers of ordinary shares and voting rights described above. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our board of directors, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control and may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover.

      Examples of provisions in our articles of association that could have such an effect include:

      o election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

      o the total voting power of any shareholder owning 10% or more of the total voting rights attached to our ordinary shares will be reduced to approximately 9.9% of the total voting rights of our ordinary shares;

      o our directors must decline to register the transfer of ordinary shares on our share register that would result in a person owning 10% or more of any class of our shares and may declined certain transfers that they believe may have adverse tax or regulatory consequences;

      o     shareholders do not have the right to act by written consent; and

      o our directors have the ability to change the size of the board of directors.

      Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.

      Pacific Life owns approximately 8.5% of our outstanding ordinary shares. In addition, pursuant to a stockholder agreement, Pacific Life has the right to nominate two persons for election to our board of directors so long as Pacific Life and its affiliates own at least 15% of our outstanding ordinary shares and one such person so long as they own at least 10%. Pacific Life's share ownership and ability to nominate persons for election to our board of directors might provide Pacific Life with significant influence over potential change in control transactions.

Applicable insurance laws make it difficult to affect a change of control.

      Under applicable Delaware insurance laws and regulations, no person may acquire control of Scottish Re or Scottish Re (U.S.), Inc., our Delaware insurance subsidiary, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware's insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner.

      Under applicable Missouri insurance laws and regulations, no person may acquire control of ERC Life, our Missouri insurance subsidiary, unless that person has filed a statement containing specified information with the Missouri Director of Insurance and approval for such acquisition is obtained. Under applicable laws and regulations, any person who, directly or indirectly, owns, controls, holds with the power to vote or holds proxies representing, 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who acquires such control without obtaining the approval of the Missouri Insurance Commissioner would be in violation of Missouri's insurance holding company act and would be subject to injunctive action, as well as other action determined by the Missouri Director of Insurance.

      In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of us or Scottish Re (U.S.), Inc. and ERC Life may require prior notification in the states that have pre-acquisition notification laws.

      Any change in control of Scottish Re Limited would need the approval of the UK Financial Services Authority, which is the body responsible for the regulation and supervision of the UK insurance and reinsurance industry.

The market price of our ordinary shares could decrease due to the significant number of shares eligible for future sale.

      As of February 23, 2004, we had 35,350,745 ordinary shares outstanding, 3,007,380 of which were held by Pacific Life. In addition, we had options outstanding to purchase an aggregate of 2,966,317 ordinary shares, Class A warrants to purchase an aggregate of 2,650,000 ordinary shares, 5,297,098 ordinary shares issuable upon conversion of the Senior Convertible Notes and 7,440,500 ordinary shares (at the current market price) issuable upon conversion of the Hybrid Capital Units. The ordinary shares held by Pacific Life, the ordinary shares issuable upon the exercise of the Class A warrants and the ordinary shares issuable upon conversion of our 4.50% Senior Convertible Notes have been registered pursuant to a registration statement that became effective on April 4, 2003, and they may be sold at any time and from time to time by the holders thereof in open market or privately negotiated transactions. The ordinary shares issuable upon settlement of the purchase contracts and the convertible preferred shares underlying the Hybrid Capital Units have been registered pursuant to the registration statement which became effective on April 24, 2003 and may be sold at any time and from time to time by the holders thereof in open market or privately negotiated transactions after the date of issuance.

      We cannot predict the effect, if any, that future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of the ordinary shares prevailing from time to time. Sales of substantial amounts of ordinary shares in the public market following the offering, or the perception that such sales could occur, could lower the market price of our ordinary shares and may make it more difficult for us to sell our equity securities in the future at a time and at a price which we deem appropriate. If the persons holding the Class A warrants, or options cause a large number of the ordinary shares underlying such securities to be sold in the market, or if Pacific Life were to sell a large number of their ordinary shares, or if the convertible holders were able to convert to our ordinary shares and then sell those ordinary shares, such sales could cause a decline in the market price for the ordinary shares.

Investors may have difficulties in suing or enforcing judgments against us in the United States.

      Scottish Re is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Certain of our directors and officers are residents of various jurisdictions outside the United States. All or a substantial portion of our assets and those of such directors and officers, at any one time, are or may be located in jurisdictions outside the United States. Although we have irrevocably agreed that we may be served with process in New York, New York with respect to actions arising out of or in connection with violations of United States Federal securities laws relating to offers and sales of ordinary shares made hereby, it could be difficult for investors to effect service of process within the United States on our directors and officers who reside outside the United States or to recover against us or such directors and officers on judgments of United States courts predicated upon the civil liability provisions of the United States federal securities laws.

                            Risks Related to Taxation

      If Scottish Re or any of its non-U.S. subsidiaries is determined to be conducting business in the United States or if Scottish Re or any of its subsidiaries is treated as a personal holding company, we could be liable for U.S. federal income taxes.

      Scottish Re is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Scottish Re and its non-U.S. subsidiaries believe they have operated and intend to continue operating in a manner such that neither Scottish Re nor any of its non-U.S. subsidiaries should be treated as engaging in a trade or business in the United States and thus should not be subject to U.S. federal income taxation on net income. Because there are no definitive standards provided by the Internal Revenue Code of 1986, as amended (the "Code"), regulations or court decisions as to which activities constitute being engaged in the conduct of a trade or business within the United States and as the determination is essentially factual in nature, the United States Internal Revenue Service (which we refer to as the IRS) could contend that Scottish Re or one or more of its non-U.S. subsidiaries, is engaged in a trade or business in the United States for U.S. federal income tax purposes, and thus may be subject to U.S. federal income tax and "branch profits" tax on net income. The highest marginal federal income tax rates currently are 35% for a corporation's income that is effectively connected with a U.S. trade or business and 30% for the "branch profits" tax unless the "branch profits" tax is reduced by an applicable income tax treaty.

      Scottish Re or one of its non-U.S. subsidiaries might be subject to U.S. tax on a portion of its U.S. income if Scottish Re or one of its non-U.S. subsidiaries is considered a personal holding company ("PHC") for U.S. federal income tax purposes. This status will depend on whether 50% or more of our shares could be deemed to be owned (pursuant to certain constructive ownership rules) by five or fewer individuals and whether 60% or more of Scottish Re's income, or the income of any of its subsidiaries, as determined for U.S. federal income tax purposes, consists of "personal holding company income." We believe based upon the information made available to us regarding our existing shareholder base that neither Scottish Re nor any of its non-U.S. subsidiaries should be considered a PHC for U.S. federal income tax purposes immediately following the offering. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold so that neither Scottish Re nor any of its subsidiaries should be considered a PHC. However, because of the legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of our shareholder base, our gross income and other circumstances, we cannot be certain that Scottish Re and/or any of its subsidiaries will not be considered a PHC or that the amount of U.S. tax that would be imposed if this were not the case would be immaterial.

If Scottish Re or any of its non-U.S. subsidiaries is treated as a controlled foreign corporation, a passive foreign investment company or foreign personal holding company or if any of our non-U.S. insurance subsidiaries generate more than a permissible amount of related person insurance income, U.S. persons who own our convertible preferred shares or ordinary shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of our convertible preferred shares or ordinary shares.

      We believe that we were not a controlled foreign corporation, a passive foreign investment company or a foreign personal holding company, nor have we generated an impermissible amount of related person insurance income for the year ended December 31, 2002. Although no assurances can be given, based upon
(i) our current beliefs with respect to the dispersion of our share ownership and (ii) our financial information for the period ending September 30, 2003, we do not expect to be a controlled foreign corporation, passive foreign investment company, foreign personal holding company or to generate an impermissible amount of related person insurance income for the current year or in the future. Our shareholders who are U.S. persons may be required to include in gross income for U.S. federal income tax purposes our undistributed earnings if we are treated as a controlled foreign corporation, a passive foreign investment company, a foreign personal holding company or if we have generated more than a permissible amount of related person insurance income. In addition, in certain cases gain on the disposition of our convertible preferred shares or ordinary shares may be treated as ordinary income.

      Controlled Foreign Corporation. Each U.S. 10% holder of a controlled foreign corporation on the last day of the controlled foreign corporation's taxable year generally must include in gross income for U.S. federal income tax purposes such shareholder's pro-rata share of the controlled foreign corporation's subpart F income, even if the subpart F income has not been distributed. For purposes of this discussion, the term "U.S. 10% holder" includes only persons who, directly or indirectly through non-U.S. entities (or through the application of certain "constructive" ownership rules, which we refer to as constructively), own 10% or more of the total combined voting power of all classes of stock of the foreign corporation. In general, a non-U.S. company is treated as a controlled foreign corporation if such U.S. 10% holders collectively own more than 50% of the total combined voting power or value of the company's stock for an uninterrupted period of 30 days or more during any year and a non-U.S. insurance company is treated as a controlled foreign corporation if such U.S. 10% holders collectively own more than 25% of the total combined voting power or value of the company's stock for an uninterrupted period of 30 days or more during any year.

      We believe we currently have no U.S. 10% holders. In order to prevent Scottish Re or any of its non-U.S. subsidiaries from being treated as a controlled foreign corporation, our articles of association prohibit the ownership by any person of shares that would equal or exceed 10% (or, in the case of Pacific Life, Pacific Mutual Holding Company, Pacific LifeCorp and/or any direct or indirect wholly-owned subsidiary of Pacific Mutual Holding Company, each of which we call a Pacific Life Entity, that would exceed 24.9%) of any class of the issued and outstanding Scottish Re shares and provide a "voting cutback" that would, in certain circumstances, reduce the voting power with respect to Scottish Re shares to the extent necessary to prevent the Pacific Life entities from owning more than 24.9% of the voting power of Scottish Re, and any other person owning more than 9.9% of the voting power of Scottish Re. We believe, based upon information made available to us regarding our existing shareholder base, that the dispersion of our share ownership (other than with respect to the Pacific Life entities) and the provisions of our articles of association restricting the transfer, issuance and voting power of our shares should prevent any person (other than the Pacific Life entities) from becoming a U.S. 10% holder of Scottish Re; however, some of these provisions have not been directly passed on by the IRS, or by any court, in this context.

      If, however, one or more U.S. persons owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of our voting stock were to acquire separately or in the aggregate 25% of the vote or value of the stock of Scottish Re, our non-U.S. insurance subsidiaries would be treated as controlled foreign corporations. In addition, Scottish Re and its other (non-insurance) non-U.S. subsidiaries would be characterized as controlled foreign corporations if such U.S. persons were to acquire more than 50% of the vote or value of the stock of Scottish Re. In either case, any such U.S. 10% shareholder would be required to include in gross income its allocable share of subpart F income of Scottish Re and/or its non-U.S. subsidiaries.

      Related Person Insurance Income. If (i) any of our non-U.S. insurance subsidiaries' related person insurance income, referred to as RPII, determined on a gross basis were to equal or exceed 20% of its gross insurance income in any taxable year, (ii) direct or indirect insureds and persons related to such insureds were to own directly or indirectly 20% or more of the voting power or value of Scottish Re's stock or any of our non-U.S. insurance subsidiaries' stock, and (iii) U.S. persons (without regard to whether any U.S. person is a U.S. 10% holder) directly, indirectly or constructively own collectively by voting power or value 25% or more of our aggregate shares (taking into account the relative vote and value of our convertible preferred shares and ordinary shares), such U.S. persons who directly or indirectly own our convertible preferred shares or ordinary shares on the last day of the taxable year would be required to include the U.S. person's pro-rata share of our non-U.S. insurance subsidiaries' related person insurance income for the taxable year in its gross income for U.S. federal income tax purposes, determined as if such related person insurance income were distributed proportionately to U.S. persons at that date, taking into account any differences existing with respect to the distribution rights applicable to the convertible preferred shares and ordinary shares.

      Related person insurance income is generally underwriting premium and related investment income attributable to insurance or reinsurance policies when the direct or indirect insureds are direct or indirect U.S. shareholders or are related to such direct or indirect U.S. holders. At present we believe that our non-U.S. insurance subsidiaries should satisfy the 20% RPII ownership exception described herein because the direct or indirect ownership of the shares of Scottish Re or any of its non-U.S. insurance subsidiaries by any shareholders that are direct or indirect insureds of any of Scottish Re's non-U.S. insurance subsidiaries (or any person related to such insureds) should be less than 20% of the voting power or value of Scottish Re or any of its non-U.S. insurance subsidiaries. Even if the 20% RPII ownership exception described above is not met, although no assurances can be given, we do not believe that the 20% gross insurance income threshold has been met and we do not expect such threshold to be met in the future. If this is not, or will not continue to be, the case, such U.S. persons who directly or indirectly own our convertible preferred shares or ordinary shares on the last day of such taxable year would be required to include the U.S. person's pro-rata share of the relevant non-U.S. insurance subsidiaries' related person insurance income for the taxable year in its gross income for U.S. federal income tax purposes, determined as if such related person insurance income were distributed proportionately to such U.S. person at that date, taking into account any differences existing with respect to the distribution rights applicable to the convertible preferred shares and ordinary shares.

      Dispositions of Our Convertible Preferred Shares or Ordinary Shares. If we are considered to be a controlled foreign corporation, any gain from the sale or exchange by a U.S. 10% holder of our convertible preferred shares or ordinary shares may be treated as ordinary income to the extent of our earnings and profits during the period that such shareholder held our shares (with certain adjustments).

      If we are considered to have related person insurance income and U.S. persons (without regard to whether any U.S. person is a U.S. 10% holder) collectively own directly, indirectly or constructively 25% or more of the voting power or value of our aggregate shares (taking into account the relative vote and value of our convertible preferred shares and ordinary shares), any gain from the disposition by a U.S. holder of our convertible preferred shares or ordinary shares will generally be treated as ordinary income to the extent of such U.S. holder's portion of our undistributed earnings and profits that were accumulated during the period that the U.S. holder owned the shares (with certain adjustments). In addition, such U.S. holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned directly or indirectly. However, because Scottish Re is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only to sales of shares of corporations that are directly engaged in the insurance business, we do not believe that sale of Scottish Re shares should be subject to these rules. The IRS, however, could interpret the proposed regulations, or the proposed regulations could be promulgated in final form, in a manner that would cause these rules to apply to dispositions of our convertible preferred shares or ordinary shares.

      Passive Foreign Investment Company. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our convertible preferred shares or ordinary shares, we must not be subject to treatment as a passive foreign investment company, referred to as a PFIC, in any year in which such U.S. person is a shareholder. In general, a non-U.S. corporation is a PFIC for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. Passive income does not, however, include income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Although we believe that Scottish Re and its non-U.S. subsidiaries, taken as a whole, are engaged predominantly in insurance and reinsurance activities that involve significant risk transfer and that are otherwise activities of a type normally undertaken by insurance or reinsurance companies, and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, it is possible that the IRS could take the position that we are a PFIC. Although we do not believe that we are or will be a passive foreign investment company, the IRS or a court could concur that we are a passive foreign investment company with respect to any given year.

      Foreign Personal Holding Company. If we were considered an FPHC it could have material adverse tax consequences for you if you are subject to U.S. federal income taxation, including potentially subjecting any dividend income inclusions to a greater tax liability than might otherwise apply and subjecting you to tax on amounts in advance of when tax would otherwise be imposed. In addition, if we were considered an FPHC, upon the death of any U.S. individual owning shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the ordinary shares which might otherwise be available under U.S. federal income tax laws. Scottish Re and/or any of its non-U.S. subsidiaries could be considered to be an FPHC for U.S. federal income tax purposes if more than 50% of our shares could be deemed to be owned by five or fewer individuals who are citizens or residents of the United States, and 60% or more of Scottish Re's income, or that of its non-U.S. subsidiaries, consists of "foreign personal holding company income," as determined for U.S. federal income tax purposes. We believe, based upon information made available to us regarding our existing shareholder base, that neither Scottish Re nor any of its non-U.S. subsidiaries should be considered an FPHC immediately following the offering. Additionally, we intend to manage our business to minimize the possibility that we will meet the 60% income threshold so that neither Scottish Re nor any of its non-U.S. subsidiaries should be considered an FPHC. However, because of the legal and factual uncertainties regarding the application of the constructive ownership rules, the makeup of our shareholder base, our gross income and other circumstances, we cannot be certain that Scottish Re and/or any of its non-U.S. subsidiaries will not be considered an FPHC.

      If we are a controlled foreign corporation or if any of our non-U.S. insurance subsidiaries generate related person insurance income, U.S. tax-exempt organizations that own our convertible preferred shares or ordinary shares may recognize unrelated business taxable income.

      A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a controlled foreign corporation and the tax-exempt shareholder is a U.S. 10% holder or there is related person insurance income and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated subpart F insurance income, potential U.S. tax-exempt investors are advised to consult their own tax advisors.

Changes in U.S. federal income tax law could materially adversely affect an investment in our convertible preferred shares or ordinary shares.

      Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. In this regard, legislation has been introduced that includes a provision that permits the IRS to reallocate or recharacterize items of income, deduction or certain other items related to a reinsurance agreement between related parties to reflect the proper source, character and amount for each item (in contrast to current law, which only refers to source and character). While there are no currently pending legislative proposals which, if enacted, would have a material adverse effect on us or our shareholders, it is possible that broader-based legislative proposals could emerge in the future that could have an adverse impact on us, or our shareholders.

      Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a passive foreign investment company, or whether U.S. persons would be required to include in their gross income the subpart F income or the related person insurance income of a controlled foreign corporation are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the passive foreign investment company rules to insurance companies and the regulations regarding related person insurance income are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

If we do not receive further undertakings from the Cayman Islands, we may become subject to taxes in the Cayman Islands in the future.

      Scottish Re and our Cayman Islands subsidiaries, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd., have received undertakings from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended (1999 Revision), that until the year 2018 with respect to Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd., and until the year 2014 with respect to The Scottish Annuity Company (Cayman) Ltd., (1) no subsequently enacted Cayman Islands law imposing any tax on profits, income, gains or appreciation shall apply to Scottish Re and its Cayman Islands subsidiaries and
(2) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any shares, debentures or other obligations of Scottish Re and its Cayman Islands subsidiaries. We could be subject to Cayman Islands taxes after the applicable dates.

If Bermuda law changes, we may become subject to taxes in Bermuda in the future.

      Bermuda currently imposes no income tax on corporations. The Bermuda Minister of Finance, under The Exempted Undertakings Tax Protection Act 1966 of Bermuda, has assured us that if any legislation is enacted in Bermuda that would impose tax computed on profits or income, or computed on any capital asset, gain or appreciation, or any tax in the nature of estate duty or inheritance tax, then the imposition of any such tax will not be applicable to Scottish Re or any of our Bermuda subsidiaries until March 28, 2016. Scottish Re or any of our Bermuda subsidiaries could be subject to Bermuda taxes after that date.

The impact of letters of commitment from Bermuda and the Cayman Islands to the Organization for Economic Cooperation and Development to eliminate harmful tax practices may impact us.

      The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002, Bermuda and the Cayman Islands were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Item 2:     PROPERTIES

      We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located and in Charlotte, North Carolina, George Town, Grand Cayman, Dallas, Texas and Windsor, England. Our life reinsurance business operates out of the Bermuda, Grand Cayman, Charlotte and Windsor offices while our wealth management business operates out of the Grand Cayman office. The Bermuda and Dallas leases expire in 2005, the Grand Cayman lease expires in 2006, the Charlotte lease expires in 2012 and the Windsor lease expires in 2023.

      We plan to increase our leased office space in Charlotte to meet our growth needs arising from the acquisition of ERC Life. We believe that the leases for our remaining operations are adequate to meet our needs for the foreseeable future.

Item 3:     LEGAL PROCEEDINGS

      In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Scottish Re did not submit any matter to the vote of shareholders during the fourth quarter of 2003.

PART II

Item 5:     MARKET  FOR  REGISTRANT'S   COMMON  EQUITY,   RELATED  SHAREHOLDER
            MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Ordinary Shares

      The ordinary shares, par value $0.01 per share, of Scottish Re have been traded on the New York Stock Exchange under the symbol "SCT" since January 23, 2002. Prior to our listing on the New York Stock Exchange our ordinary shares were listed and traded on the Nasdaq National Market under the symbol "SCOT" since November 24, 1998. This table shows for the indicated periods the high and low closing sales prices per share for our ordinary shares, as reported in The Wall Street Journal, and dividend declared per share.


                                                                       Per
                                                                      Share
                                                    High      Low    Dividend
                                                    ----      ---    --------
Year ended December 31, 2001
First Quarter..................................   $ 16.500 $ 11.125  $  0.05
Second Quarter.................................     17.600   13.000     0.05
Third Quarter .................................     18.900   13.900     0.05
Fourth Quarter.................................     19.350   15.000     0.05
Year  ended December 31, 2002
First Quarter..................................   $ 19.000 $ 15.890  $  0.05
Second Quarter.................................     21.630   18.530     0.05
Third Quarter .................................     19.000   13.900     0.05
Fourth Quarter.................................     19.050   16.500     0.05
Year  ended December 31, 2003
First Quarter..................................   $ 18.060 $ 16.550  $  0.05
Second Quarter.................................     20.520   17.180     0.05
Third Quarter .................................     24.150   20.000     0.05
Fourth Quarter.................................     24.500   19.300     0.05
Period Ended February 23, 2004
January 1, 2004 to February 23, 2004              $ 23.710 $ 20.300  $    -


      As of December 31, 2003, Scottish Re had 29 record holders of its ordinary shares.

      Scottish Re paid cash dividends of $0.20 per ordinary share in each of 2003, 2002 and 2001.

Item 6:     SELECTED FINANCIAL DATA

      The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Consolidated balance sheet data as of December 31, 2001 reflect the acquisition of Scottish Re Holdings Limited, but consolidated statements of income data for the periods ended December 31, 2001, 2000 and 1999 and consolidated balance sheet data as of December 31, 1999 and 2000 do not reflect the results of Scottish Re Holdings Limited, as the transaction was completed at the close of business on December 31, 2001. Consolidated balance sheet data as of December 31, 2003 reflect the acquisition of ERC Life, but consolidated statement of income data for the years ended December 31, 1999 to December 31, 2002 and consolidated balance sheet data as of December 31, 1999 to 2002 do not reflect the acquisition of ERC Life, as the transaction was completed on December 22, 2003. Consolidated statement of income data for the year ended December 31, 2003 includes net income of $1.2 million in respect of ERC Life.


                                    Year         Year         Year         Year        Year
                                   Ended        Ended        Ended        Ended       Ended
                                  December     December     December     December    December
                                  31, 2003     31, 2002     31, 2001     31, 2000    31, 1999
                                  --------     --------     --------     --------    --------
                                       (dollars in thousands, except per share amounts)

Consolidated statements of
income data:
  Total revenues ..............   $ 557,366    $ 306,212    $ 120,962    $  83,935   $  22,465
  Total benefits and expenses .     519,621      274,871      103,729       68,074      13,632
  Income before income
    taxes and minority
    interest ..................      37,745       31,341       17,233       15,861       8,833
  Income from continuing
    operations before
    cumulative effect of
    change in accounting
    principle .................      48,788       33,235       17,245       15,971       8,875
  Net income ..................      27,280       32,524       16,839       15,971       8,875
Per share data:
  Basic earnings per share:
     Income from continuing
      operations before
      cumulative effect of
      change in accounting
      principle and
      discontinued operations     $    1.59    $    1.32    $    1.10    $    1.01   $    0.50
     Cumulative effect of
      change in accounting
      principle ...............       (0.64)         --         (0.02)         --          --
     Discontinued
      operations ..............       (0.06)       (0.03)         --           --          --
                                  ---------    ---------    ---------    ---------   ---------
     Net income ...............   $    0.89    $    1.29    $    1.08    $    1.01   $    0.50
                                  =========    =========    =========    =========   =========


                                      Year            Year           Year            Year           Year
                                     Ended           Ended          Ended           Ended          Ended
                                    December        December       December        December       December
                                    31, 2003        31, 2002       31, 2001        31, 2000       31, 1999
                                  ------------    ------------   ------------    ------------   ------------
                                       (dollars in thousands, except per share amounts)

  Diluted earnings per share:
     Income from continuing
      operations before
      cumulative effect of
      change in accounting
      principle and
      discontinued operations     $       1.51    $       1.25   $       1.05    $       1.00   $       0.50
     Cumulative effect of
      change in accounting
      principle ...............          (0.60)             --          (0.03)             --             --
     Discontinued operations...          (0.06)          (0.02)            --              --             --

                                  ------------    ------------   ------------    ------------   ------------
     Net income ...............   $       0.85    $       1.23   $       1.02    $       1.00   $       0.50
                                  ============    ============   ============    ============   ============

  Book value per share ........   $      18.73    $      18.24   $      16.44    $      15.34   $      13.63
  Market value per share ......   $      20.78    $      17.45   $      19.35    $      11.98   $       8.19
  Cash dividends per share ....   $       0.20    $       0.20   $       0.20    $       0.20   $       0.15
  Weighted average number of
    shares outstanding:
  Basic .......................     30,652,719      25,190,283     15,646,106      15,849,657     17,919,683
  Diluted .....................     32,228,001      26,505,611     16,485,338      15,960,542     17,919,683
Balance sheet data:
  Total fixed maturity
    investments ...............   $  2,014,719    $  1,003,946   $    583,890    $    581,020   $    546,807
  Total assets ................      6,053,517       3,291,226      2,141,566       1,168,518        856,634
  Total liabilities ...........      5,242,450       2,800,134      1,810,284         921,673        637,973
  Minority interest ...........          9,295            --             --              --             --
  Mezzanine equity ............        141,928            --             --              --             --
  Total shareholders' equity ..   $    659,844    $    491,092   $    331,282    $    239,564   $    218,661
Actual number of ordinary
shares outstanding ............     35,228,411      26,927,456     20,144,956      15,614,240     16,046,740




Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      On August 28, 2003, we changed our name to Scottish Re Group Limited from Scottish Annuity & Life Holdings, Ltd. In addition, our wholly owned subsidiaries World-Wide Holdings Limited and World-Wide Reassurance Company Limited changed their names to Scottish Re Holdings Limited and Scottish Re Limited, respectively.

      We are a holding company organized under the laws of the Cayman Islands with our principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. Scottish Re Holdings Limited and its subsidiary, Scottish Re Limited, specialize in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. Life Reinsurance North America and Life Reinsurance International together are a reporting operating segment. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management, which is another reportable operating segment. Other revenues and expenses not related to Life Reinsurance or Wealth Management are reported in the "Other" segment.

      On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation, which we refer to as ERC Life, for $151 million in cash, subject to certain closing adjustments. ERC Life was a subsidiary of General Electric's Employers Reinsurance Corporation, which we call GE ERC, and was one of the companies through which GE ERC conducted life reinsurance business in the United States. ERC Life's business consists primarily of a closed block of traditional life reinsurance with a face amount of $155.6 billion. At the date of acquisition, ERC Life had $1.4 billion in total assets. GE ERC has agreed to administer the business of ERC Life for a fixed monthly fee for up to nine months from the date of acquisition and to assist with the transition of the business to Scottish Re's systems. No GE ERC employees will transfer to Scottish Re. The transaction has increased the number of lives reinsured in North America from approximately 2.1 million to approximately 6.2 million and has increased our gross face amount of in-force business in North America from approximately $119.4 billion to approximately $275.0 billion. ERC Life is rated "A- (excellent)" by A.M. Best Company, which is the fourth highest of sixteen rating levels.

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

o     operating expenses; and

o     interest expense.

      When we issue a life reinsurance contract, we establish reserves for future benefits. These reserves are our estimates of what we expect to pay in claims and policy benefits and related expenses under the contract or policy. From time to time, we may change the reserves if our experience leads us to believe that benefit claims and expenses will ultimately be greater than the existing reserve. We report the change in these reserves as an expense during the period when the reserve or additional reserve is established.

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

Factors affecting profitability

      We seek to generate profits from two principal sources. First, in our Life Reinsurance business, we seek to receive reinsurance premiums and financial reinsurance fees that, together with income from the assets in which those premiums are invested, exceed the amounts we ultimately pay as claims and policy benefits, acquisition costs and ceding commissions. Second, within our investment guidelines, we seek to maximize the return on our unallocated capital.

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

Critical Accounting Policies

      Statement of Financial Accounting Standard ("SFAS") No. 60 "Accounting and Reporting by Insurance Enterprises" applies to our traditional life policies with continuing premiums. For these policies, future benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Acquisition costs are deferred and recognized as expense in a constant percentage of the gross premiums using these assumptions established at issue. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency and interest could result in material changes to the financial statements.

      SFAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality, persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.

      Our premiums earned are recorded in accordance with information received from our ceding companies, or are estimated where this information is not current with the reporting period. These premium estimates are based on historical experience as adjusted for current treaty terms and other information. Actual results could differ from these estimates. Management monitors actual experience, and should circumstances warrant, will revise its estimates of premiums earned.

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

      In the normal course of business, we acquire in-force blocks of business. The determination of the fair value of the assets acquired and the liabilities assumed require management to make estimates and assumptions regarding mortality, lapse rates and expenses. These estimates are based on historical experience, actuarial studies and information provided by the ceding companies. Actual results could differ materially from these estimates.

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

      Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. We account for goodwill in accordance with SFAS No. 142, "Goodwill and Other Intangible Assets". Goodwill deemed to have an indefinite life is subject to an annual impairment test. Goodwill recognized in the consolidated balance sheet relates to our acquisition of Scottish Re Holdings Limited and has been tested for impairment. We have determined that there is no impairment.

      Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS No. 115: "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Emerging Issues Task Force 99-20: "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets" ("EITF 99-20") as described in Note 3 to the consolidated financial statements. Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

      Our funds withheld at interest arise on modified coinsurance and funds withheld coinsurance transactions. Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36") indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies. The swap consists of two parts. The first is the market value of the underlying asset portfolio and the second is a hypothetical loan to the ceding company. The hypothetical loan is based on the expected cash flows of the underlying reinsurance liability. We have developed models to systematically estimate the value of the total return swap. The fair value of the embedded derivative is affected by changes in expected cash flows, credit spreads of the assets and changes in "risk-free" interest rates. The change in fair value is included in our calculation of estimated gross profits and, therefore, also affects the amortization of deferred acquisition costs. In addition to our quota share indemnity funds withheld contracts, we have entered into various financial reinsurance treaties that, although considered funds withheld, do not transfer significant insurance risk and are recorded on a deposit method of accounting. As a result of the experience refund provisions of these treaties the value of the embedded derivative is currently considered immaterial. Changes in our expectations of future cash flows could result in material changes to the financial statements.

      Our accounting policies addressing premiums earned, reserves, deferred acquisition costs, value of business acquired, goodwill, investment impairment and embedded derivatives involve significant assumptions, judgments and estimates. Changes in these assumptions, judgments and estimates could create material changes in our consolidated financial statements.

Results of Operations

Consolidated results of operations

      Our results of operations for the year ended December 31, 2001 do not include the results of operations of Scottish Re Holdings Limited, which we acquired at the close of business on December 31, 2001. Our results of operations for the years ended December 31, 2001 and 2002 do not include the results of operations of ERC Life, which we acquired on December 22, 2003. The results for the year ended December 31, 2003 include net income of $1.2 million in respect of the results of ERC Life for the period from December 22, 2003 to December 31, 2003.



                                         Year Ended   Year Ended   Year Ended
                                          December     December     December
                                          31, 2003     31, 2002     31, 2001
                                          ---------    ---------    ---------
Premiums earned .......................  $ 391,976    $ 202,536    $  68,344
Investment income, net ................    148,028      107,906       51,691
Fee income ............................      7,907        6,574        4,809
Realized losses .......................     (4,448)     (10,804)      (3,882)
Change in value of embedded derivatives     13,903         --           --
                                         ---------    ---------    ---------
Total revenues ........................    557,366      306,212      120,962
                                         ---------    ---------    ---------

Claims and other policy benefits ......    275,863      142,158       51,245
Interest credited to interest
sensitive contract liabilities ........     89,180       48,140       17,578
Acquisition costs and other
insurance expenses, net ...............    116,000       60,073       24,328
Operating expenses ....................     31,021       23,086        9,173
Interest expense ......................      7,557        1,414        1,405
                                         ---------    ---------    ---------
Total benefits and expenses ...........    519,621      274,871      103,729
                                         ---------    ---------    ---------
Income before income taxes and
minority interest .....................     37,745       31,341       17,233
Income tax benefit (expense) ..........     11,105        1,894          (59)
                                         ---------    ---------    ---------
Income before minority interest .......     48,850       33,235       17,174
Minority interest .....................        (62)        --             71
                                         ---------    ---------    ---------
Income from continuing operations
before cumulative effect of change
in accounting principle ...............     48,788       33,235       17,245
Cumulative effect of change in
accounting
principle .............................    (19,537)        --           (406)
Loss from discontinued
operations ............................     (1,971)        (711)        --
                                         ---------    ---------    ---------
Net income ............................  $  27,280    $  32,524    $  16,839
                                         =========    =========    =========

      During the year ended December 31, 2003, total revenues increased by 82% to $557.4 million. Total revenues include premiums earned in our Life Reinsurance operations, investment income on our invested assets, fee income on our Life Reinsurance and Wealth Management operations, realized losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to continued growth in our Life Reinsurance North America and Life Reinsurance International segments. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003 and our debt offerings in November and December 2002. The change in value of the embedded derivatives arises from the application of DIGB36.

      During the year ended December 31, 2002 revenues increased by $185.2 million or 153% to $306.2 million in comparison with the same period in 2001. The increase is primarily due to the acquisition of Scottish Re Holdings Limited, the growth in our Life Reinsurance North America operations and an increase in investment income primarily due to the growth in our invested assets. The growth in our invested assets is due to the new business and the equity offering in April 2002.

      During the year ended December 31, 2003, total benefits and expenses increased by 89% to $519.6 million from 2002 to 2003. The increase was due to continued growth in our Life Reinsurance North America and Life Reinsurance International segments, a $12.5 million charge to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts, additional operating costs required to meet the growth in our business and additional interest expense arising from the debt issuance in November and December 2002. Total benefits and expenses increased by 165% to $274.9 million from 2001 to 2002. The increase in benefits and expenses is primarily due to the acquisition of Scottish Re Holdings Limited and the growth in our Life Reinsurance North America operations.

      During the year ended December 31, 2003 we implemented the requirements of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contacts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. DIG B36 was effective for fiscal quarters beginning October 1, 2003. We reviewed all contracts at October 1, 2003 and determined that the value of this derivative, net of related deferred acquisition costs, after taxation was a loss of $19.5 million. This is shown in the consolidated statements of income as a cumulative effect of change in accounting principle for the year ended December 31, 2003. The change in value of the derivative, net of related deferred amortization costs, during the quarter ended December 31, 2003 amounted to a gain of $13.9 million.

      During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg wealth management activities as discontinued operations. Losses incurred in respect of these operations in the year ended December 31, 2003 and 2002 amounted to $2.0 million and $0.7 million, respectively.

      During the year ended December 31, 2001 we implemented the requirements of EITF 99-20. EITF 99-20 applies to all securities, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. A decline in fair value below the amortized cost basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market rates. At June 30, 2001 we reviewed all applicable securities and identified a write down of $406,000. This is shown in the consolidated statements of income as a cumulative effect of change in accounting principle.

Earnings per ordinary share


                                                           Year Ended December 31,
                                               ----------------------------------------------
                                                  2003             2002            2001
                                               ------------    ------------    --------------
                                               (dollars in thousands, except per share data)
Income from continuing operations before
  cumulative effect of change in accounting
  principle...................... ..........   $     48,788    $     33,235    $       17,245
Cumulative effect of change in accounting
  principle ................................        (19,537)           --                (406)
Loss from discontinued operations ..........         (1,971)           (711)             --
                                               ------------    ------------    --------------
Net income .................................   $     27,280    $     32,524    $       16,839
                                               ============    ============    ==============
Basic earnings per share:
   Income from continuing operations before               0
   cumulative effect of change in accounting
   principle and discontinued operations ...   $       1.59    $       1.32    $         1.10
   Cumulative effect of change in accounting
     principle .............................          (0.64)           --               (0.02)
   Discontinued operations .................          (0.06)          (0.03)             --
                                               ------------    ------------    --------------
   Net income ..............................   $       0.89    $       1.29    $         1.08
                                               ============    ============    ==============
Diluted earnings per share:
   Income from continuing operations before
   cumulative effect of change in accounting
   principle ...............................   $       1.51    $       1.25    $         1.05
   Cumulative effect of change in accounting
   principle and discontinued operations ...          (0.60)           --               (0.03)
   Discontinued operations .................          (0.06)          (0.02)             --
                                               ------------    ------------    --------------
   Net income ..............................   $       0.85    $       1.23    $         1.02
                                               ============    ============    ==============
Weighted average number of ordinary shares
outstanding:
  Basic ....................................     30,652,719      25,190,283        15,646,106
  Diluted ..................................     32,228,001      26,505,611        16,485,338


      Income from continuing operations for the year ended December 31, 2003 increased by 47% to $48.8 million from $33.2 million in 2002. Diluted earnings per ordinary share from continuing operations before cumulative effect of change in accounting principle amounted to $1.51 for the year ended December 31, 2003 and $1.25 per ordinary share in 2002, an increase of 21%. The growth in both income from continuing operations and diluted earnings per share arises from the reasons discussed above. The growth in diluted earnings per share from continuing operations was offset by the increase in the weighted average number of ordinary shares outstanding due to the public offering of 9,200,000 ordinary shares in July 2003 as discussed in Note 17 to the Consolidated Financial Statements.

      Diluted earnings per ordinary share amounted to $0.85 and $1.23 for the year ended December 31, 2003 and 2002, respectively. Diluted earnings per ordinary share for 2003 decreased due to the adoption of DIG B36 and the resultant cumulative effect of change in accounting principle. In addition, the number of weighted average shares outstanding increased mainly due to the public offering of 9,200,000 ordinary shares in July 2003 as discussed in Note 17 to the Consolidated Financial Statements.

      Income from continuing operations for the year ended December 31, 2002 increased 93% to $33.2 million from $17.2 million in 2001. The increase in 2002 is attributable to the inclusion of Scottish Re Holdings Limited for the first time since its acquisition, continued growth in our Life Reinsurance North America operations, and an increase in investment income primarily due to the increase in average invested assets. The contribution to net income from continuing operations by Scottish Re Holdings Limited amounted to $12.7 million for the year ended December 31, 2002. The increase in income from continuing operations was offset in part by an increase in realized losses on fixed maturity investments and unit-linked securities, and by losses incurred in our Wealth Management and Other segments. Realized losses were $10.8 million for the year ended December 31, 2002, compared to realized losses of

      $3.9 million in the year ended December 31, 2001. The losses in our Wealth Management operations arose principally from increased commission costs and severance payments. The losses in our Other segment arose because of reductions in investment income as we deployed more capital in the Life Reinsurance North America segment and increased costs in the first full year of our operations in Bermuda. Diluted earnings per ordinary share from continuing operations before cumulative effect of change in accounting principle amounted to $1.25 for the year ended December 31, 2002 an increase of 19% from 2001.

      Diluted earnings per ordinary share for the year ended December 31, 2002 increased 21% to $1.23 from $1.02 in 2001. Diluted earnings per share increased as a result of the growth in net income described above. This increase has occurred despite the increase in the number of ordinary shares outstanding. The increase in the number of ordinary shares outstanding is a result of shares issued in the acquisition of Scottish Re Holdings Limited and the equity offering in April 2002 discussed in Note 17 to the Consolidated Financial Statements.

Premiums earned

      Premiums earned during the year ended December 31, 2003 increased by 94% to $392.0 million from $202.5 million in 2002. Premiums earned in our Life Reinsurance North America segment during the year ended December 31, 2003 increased 88% to $230.7 million from $122.8 million in 2002. The increase is due to increases in the amounts of life insurance in-force on existing traditional solutions treaties and on new business written during the year. As of December 31, 2003, premiums earned in our Life Reinsurance North America segment (excluding ERC Life) relates to the reinsurance of approximately $117.3 billion of life insurance in-force on 2.0 million lives and our average benefit coverage per life of $60,000. As of December 31, 2002, we reinsured approximately $67.0 billion of life insurance in-force on 1.2 million lives and our average benefit coverage per life was $51,000.

      Premiums earned in our Life Reinsurance International segment during the year ended December 31, 2003 increased by 102% to $161.3 million in comparison with $79.7 million in 2002. Our Life Reinsurance International segment completed the acquisition of an in-force reinsurance transaction effective October 1, 2002. This transaction has contributed $28.0 million to premiums earned during the year compared to $4.8 million of premiums earned in 2002. Premiums earned on other life reinsurance business increased $48.4 million in the year ended December 31, 2003 in comparison with the prior year. The increase is due to an increase in the number of contracts to 2,115 in the current year from 1,387 in the prior year. Of the $48.4 million, $23.4 million relates to revisions in estimates of premiums earned. The majority of business in our Life Reinsurance International segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. As part of the implementation of this segment's new administrative system, improved data has been compiled which allowed us to more accurately estimate our premium earned. Premiums earned on aircrew loss of license insurance increased to $23.6 million during the current year in comparison with $16.5 million in the prior year due principally to new business. At December 31, 2003, there were 252 loss of license contracts in comparison with 186 at December 31, 2002.

      Premiums earned during the year ended December 31, 2002 increased 196% to $202.5 million compared with the same period in 2001. Premiums earned in 2002 increased due to the acquisition of Scottish Re Holdings Limited and the growth in the number of clients in our Life Reinsurance North America operations. Scottish Re Holdings Limited's premiums earned during the year amounted to $79.7 million. Premiums earned on the Life Reinsurance North America segment during the year ended December 31, 2002 increased 80% to $122.8 million from the same period in 2001.

Fee income

      Both Life Reinsurance and Wealth Management operations generate fee income. We earn fees in Life Reinsurance on certain of our financial reinsurance treaties that do not qualify under risk transfer rules for reinsurance accounting.

      Fee income is as follows:


                                                          Year Ended December 31,
                                               ----------------------------------------------
                                                    2003            2002            2001
                                               ------------    ------------    --------------
                                                           (dollars in thousands)
Life Reinsurance North America..............   $      4,067    $      3,148    $        1,685
Wealth Management ..........................          3,840           3,426             3,124
                                               ------------    ------------    --------------
Total ......................................   $      7,907    $      6,574    $        4,809
                                               ============    ============    ==============


      Fee income in our Life Reinsurance North America segment increased by 29% to $4.1 million for the year ended December 31, 2003 in comparison with the prior year period. The increases are due to continued growth in fee generating business in our Life Reinsurance North America segment. Wealth Management fees increased by 12% to $3.8 million during the year ended December 31, 2003. The overall growth in fees is principally due to the growth in segregated account balances, which is due to improved investment performance. The number of clients has decreased from 164 at December 31, 2002 to 154 at December 31, 2003. Segregated assets amount to $743.1 million and $653.6 million at December 31, 2003 and 2002, respectively. Policy face amounts totaled $1.1 billion and $936.8 million at December 31, 2003 and 2002, respectively.


      Life reinsurance fees increased by 87% to $3.1 million during the year ended December 31, 2002 compared to the same period in 2001. The increase is due to the growth in the number of clients. Wealth Management fees increased by 10% to $3.4 million during the year ended December 31, 2002 compared to 2001. The growth in fees was principally due to the growth in segregated account balances, which was due to an increase in the number of clients offset in part by negative investment performance. The number of clients grew from 132 at December 31, 2001 to 164 at December 31, 2002. Segregated assets amounted to $653.6 million and $602.8 million at December 31, 2002 and 2001 respectively. Policy face amounted totaled $936.8 million and $812.4 million at December 31, 2002 and 2001 respectively.

      The change in the segregated assets is as follows:


                                                          Year Ended December 31,
                                               ----------------------------------------------
                                                    2003            2002            2001
                                               ------------    ------------    --------------
                                                           (dollars in thousands)
Balance at beginning of year.................   $   653,588    $    602,800     $     409,660
Deposits....................................         88,870         125,377           202,794
Withdrawals.................................        (67,562)        (54,112)          (18,985)
Investment performance......................         68,241         (20,477)            9,331
                                               ------------    ------------     -------------
Balance at end of year......................   $    743,137    $    653,588     $     602,800
                                               ============    ============     =============


Investment income

      Net investment income increased by $40.1 million or 37% to $148.0 million for the year ended December 31, 2003 from $107.9 million for the prior year. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2003. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America financial solutions business and investment of the proceeds of the HyCU offering in December 2003, our equity offering in July 2003 and our long-term debt offerings in October and November 2003. Total invested assets, excluding ERC Life's invested assets, increased from $2.3 billion at December 31, 2002 to $3.4 billion at December 31, 2003. Funds withheld at interest excluding ERC Life's funds withheld grew from $1.1 billion at December 31, 2002 to $1.2 billion at December 31, 2003.

      Net investment income increased by $56.2 million or 109% to $107.9 million during the year ended December 31, 2002 compared to $51.7 million in the same period in 2001. The increase was due to the growth in our average invested assets offset in part by decreases in realized yields. Our total invested assets increased significantly because of growth in our Life Reinsurance North America segment, assets acquired through the acquisition of Scottish Re Holdings Limited, investment of the proceeds of our equity offering in April 2002 and our convertible debt and capital securities offerings in November and December 2002. Total invested assets increased from $1.3 billion at December 31, 2001 to $2.3 billion at December 31, 2002. Funds withheld at interest grew from $562.4 million to $1.1 billion during 2002.

      During the year ended December 31, 2003, average book yields were lower than in 2002. On the $2.4 billion portfolio managed by our external investment managers the yields on fixed rate assets were 5.13% and 5.84% at December 31, 2003 and 2002, respectively. The reduction in yield was due primarily to the much lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 3.43% from 3.11%, and the yield on our cash and cash equivalents decreased to 1.01% from 1.48%. The market value of floating rate assets increased to $301.8 million in 2003 from $159.2 million in 2002 as a result of our increased floating rate funding agreements and our increased floating rate liabilities.

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

      The analysis of investment income by segment is as follows:


                                                          Year Ended December 31,
                                               ----------------------------------------------
                                                    2003            2002            2001
                                               ------------    ------------    --------------
                                                           (dollars in thousands)
Life Reinsurance:
  North America..............................  $    135,731    $     97,406    $       44,151
  International..............................         7,537           6,716                --
                                               ------------    ------------    --------------
Total Life Reinsurance.......................       143,268         104,122            44,151
Wealth Management............................           205              15                67
Other .......................................         4,555           3,769             7,473
                                               ------------    ------------    --------------
Total........................................  $    148,028    $    107,906    $       51,691
                                               ============    ============    ==============

Realized losses

      During the year ended December 31, 2003, realized losses amounted to $4.4 million in comparison with realized losses of $10.8 million in the same period in 2002. Realized losses recognized in the year ended December 31, 2001 amounted to $3.9 million.

      During the year ended December 31, 2003, we recognized $1.9 million in losses in respect of "other than temporary impairments" on investments, impairment losses of $4.4 million under EITF 99-20 and $2.9 million (net of related deferred acquisition costs) of "other than temporary impairment losses" notified by ceding companies on contracts written on a modified coinsurance basis. These losses were offset by realized exchange gains of $1.3 million and net gains and losses on disposals of investments amounting to $3.5 million.

      At December 31, 2002, we held unit-linked securities amounting to $16.5 million. These securities comprised investments in a unit trust denominated in British pounds. These securities were acquired as part of the purchase of Scottish Re Holdings Limited and were recorded at quoted market value. Changes in market value were recorded as net realized gains or losses. During 2003, we novated our liabilities on our unit-linked contracts as discussed in "Claims and Other Policy Benefits". The liabilities were settled by transferring a portion of the unit-linked securities to the original ceding company. The remaining unit-linked securities were sold realizing a gain of $0.3 million during the year. During the year ended December 31, 2003, changes in market value of those securities of $0.8 million were recognized as realized losses.

      During the year ended December 31, 2002, realized losses amounted to $10.8 million net of associated amortization of deferred acquisition costs. The losses in 2002 consist of realized investment losses on unit linked securities held by Scottish Re Holdings Limited of $5.6 million, impairment losses recognized under EITF 99-20 of $6.7 million "and other than temporary impairments" on fixed maturity investments of $3.3 million. These losses were partially offset by net realized gains on the sales of fixed maturity investments of $4.8 million.

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

      The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold during 2003, 2002 and 2001.


                                   Year ended December 31, 2003
            -------------------------------------------------------------------------------
             Credit Concern       Relative Value            Other                Total
            ----------------     ----------------     ----------------     ----------------
Days        Proceeds    Loss     Proceeds    Loss     Proceeds    Loss     Proceeds    Loss
----        --------    ----     --------    ----     --------    ----     --------    ----
                                       (dollars in thousands)
0-90 ....   $   924   $    (5)   $15,389   $  (166)   $20,686   $  (191)   $36,999   $  (362)
91-180 ..     3,529      (295)     3,693       (35)     1,720       (15)     8,942      (345)
181-270 .     3,300      (251)       776       (29)       656        (4)     4,732      (284)
271-360 .      --        --          545       (12)       479       (55)     1,024       (67)
Greater
  than 360    6,008      (951)     1,380      (116)      --        --        7,388    (1,067)
            -------   -------    -------   -------    -------   -------    -------   -------
Total ...   $13,761   $(1,502)   $21,783   $  (358)   $23,541   $  (265)   $59,085   $(2,125)
            =======   =======    =======   =======    =======   =======    =======   =======



                                   Year ended December 31, 2002
            -------------------------------------------------------------------------------
             Credit Concern       Relative Value            Other                Total
            ----------------     ----------------     ----------------     ----------------
Days        Proceeds    Loss     Proceeds    Loss     Proceeds    Loss     Proceeds    Loss
----        --------    ----     --------    ----     --------    ----     --------    ----
                                       (dollars in thousands)
0-90.....   $ 7,708   $  (520)   $21,488   $  (130)  $  3,377   $   (41)   $32,573   $  (691)
91-180...     4,162      (196)     2,044       (45)        --        --      6,206      (241)
181-270..     3,408      (213)        --        --         --        --      3,408      (213)
Greater
than 360.     5,284      (325)        --        --         --        --      5,284      (325)
            -------   -------    -------   -------   --------   -------    -------   -------
Total....   $20,562   $(1,254)   $23,532   $  (175)  $  3,377   $   (41)   $47,471   $(1,470)
            =======   =======    =======   =======   ========   =======    =======   =======



                                   Year ended December 31, 2001
            -------------------------------------------------------------------------------
             Credit Concern       Relative Value            Other                Total
            ----------------     ----------------     ----------------     ----------------
Days        Proceeds    Loss     Proceeds    Loss     Proceeds    Loss     Proceeds    Loss
----        --------    ----     --------    ----     --------    ----     --------    ----
                                       (dollars in thousands)
0-90.....   $   810   $(1,214)   $14,204   $   (38)   $28,570   $  (218)   $43,584   $(1,470)
91-180...     1,409      (244)     1,521        --         --        --      2,930      (244)
Greater
than 360.     4,917      (463)     6,607       (58)    12,628      (148)    24,152      (699)
             ------   -------    -------   -------    -------   -------    -------   -------
Total....    $7,136   $(1,921)   $22,332   $   (96)   $41,198   $  (366)   $70,666   $(2,383)
             ======   =======    =======   =======    =======   =======    =======   =======


Credit Concern: transaction initiated due to a concern based on financial condition of issuer or industry

Relative  Value:   transaction  initiated  to  improve  characteristics  of  the portfolio income

Change in value of embedded derivatives

      During the year ended December 31, 2003, there were gains of $13.9 million in respect of the valuation of the embedded derivatives in our modified coinsurance and funds withheld coinsurance contracts. These gains have been calculated in accordance with DIG B36 and are stated net of related deferred acquisition costs.

Claims and other policy benefits

      Claims and other policy benefits increased by 94% to $275.9 million in the year ended December 31, 2003 from $142.2 million in the same period of 2002. Claims and other policy benefits in our Life Reinsurance North America segment increased by 87% to $171.7 million in the year ended December 31, 2003 from $91.8 million in 2002. The increase is as a result of the increased number of clients and the increase in our traditional solutions business from these clients as previously described. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from year to year.

      Claims and other policy benefits in our Life Reinsurance International segment increased by 107% to $104.2 million in the year ended December 31, 2003 from $50.4 million in 2002. The increase is a result of the increased volume of business as previously described, the revisions of estimates of premiums earned as previously discussed together with the acquisition of an in-force block of business effective October 2002. Claims on the in-force block amounted to $18.8 million and $3.5 million for the year ended December 31, 2003 and 2002, respectively. The estimate process contributed a further $17.5 million to claims and other policy benefits.

      During 2003, through our Life Reinsurance International segment, we entered into an agreement to novate our unit-linked liabilities. The outstanding liabilities were settled by transferring an agreed number of unit-linked securities to the novation agreement counter-party. The settlement was less than the liability previously recorded of $15.5 million and therefore resulted in a release of liabilities of $3.4 million.

      Claims and other policy benefits increased by 177% to $142.2 million in the year ended December 31, 2002 from $51.2 million in the same period of 2001. The increase is a result of the acquisition of Scottish Re Holdings Limited, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America segment. Scottish Re Holdings Limited's claims and other policy benefits were $50.4 million for the year ended December 31, 2002.

      Our targeted maximum corporate retention in our Life Reinsurance North America segment on any one life is $1 million, however, we currently retrocede any liability in excess of $500,000. Our targeted maximum corporate retention per life in our Life Reinsurance International segment is $250,000. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which provides reinsurance for losses of $19.3 million in excess of $750,000. This catastrophe cover includes protection for nuclear, biological and chemical risks.

Interest credited to interest sensitive contract liabilities

      For the year ended December 31, 2003 interest credited to interest sensitive contract liabilities increased by $41.1 million or 85% to $89.2 million from $48.1 million in 2002. Included in interest credited to interest sensitive contract liabilities during the year ended December 31, 2003 is $12.5 million due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $330.7 million at December 31, 2003 in comparison with $100.0 million at December 31, 2002. Interest credited on these agreements was $2.4 million in 2003 in comparison with $1.2 million in 2002. The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $2.6 billion at December 31, 2003 in comparison with $1.6 billion at December 31, 2002.

      For the year ended December 31, 2002 interest credited to interest sensitive contract liabilities increased by $30.5 million or 174% to $48.1 million from $17.6 million in 2001. Interest credited includes interest in respect of a funding agreement for $100.0 million that we wrote in mid-year. The increase was due to interest credited on new 2002 reinsurance treaties and the funding agreement and increases in interest credited on treaties which commenced in prior years due to increasing average liability balances.

Acquisition costs and other insurance expenses

      During the year ended December 31, 2003 acquisition costs and other insurance expenses increased by $55.9 million or 93% to $116.0 million from $60.1 million in 2002. The increase was a result of the increased life and annuity business in our Life Reinsurance North America and International segments.

      Acquisition costs and other insurance expenses for our Life Reinsurance North America segment increased to $83.6 million in 2003 from $48.4 million in 2002. The increase was a result of the growth of our business as described above. As discussed in "Interest credited to interest sensitive contract liabilities" we incurred charges of $12.5 million this year due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. In light of the impact of the revised reporting on the estimated gross profits of the two treaties in question, we have revised the amortization of deferred acquisition costs on the two treaties, along with two other related treaties.

      Acquisition costs and other insurance expenses for our Life Reinsurance International segment increased to $30.1 million in 2003 from $8.3 million in 2002. This was a result of the growth in our business as described above, the revision of estimates of premiums earned discussed above and the acquisition of an in-force block of business effective October 2002. Acquisition costs on the in-force block amounted to $5.7 million in 2003 and $0.3 million in 2002. The revision of estimates of premiums earned contributed a further $6.0 million to acquisition costs and other insurance expenses.

      Acquisition costs also includes the amortization of the present value of in-force business. As a result of the novation of the unit linked contract liabilities (as described in "Claims and Other Policy Benefits") the present value of the in-force on this business was fully amortized during 2003 resulting in an additional charge of $1.9 million in the year ended December 31, 2003.

During the year ended December 31, 2002 acquisition costs and other insurance expenses increased by $35.8 million or 147% to $60.1 million from $24.3 million in 2001. The increase was a result of the acquisition of Scottish Re Holdings Limited and the increased number of reinsurance clients in our Life Reinsurance North America segment.

      The components of these expenses are as follows:

                                                          Year Ended December 31,
                                                      2003          2002         2001
                                                    ---------    ---------    ---------
                                                           (dollars in thousands)
Commissions, excise taxes and other insurance
expenses ........................................   $ 209,493    $ 158,424    $  96,098
Deferral of expenses ............................    (172,658)    (129,306)     (83,092)
                                                    ---------    ---------    ---------
                                                       36,835       29,118       13,006
Amortization-- Present value of in-force business       4,926        2,777          206
Amortization-- Deferred acquisition costs .......      74,239       28,178       11,116
                                                    ---------    ---------    ---------
Total ...........................................   $ 116,000    $  60,073    $  24,328
                                                    =========    =========    =========


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

Operating expenses

      The analysis of operating expenses between segments is as follows:


                                                          Year Ended December 31,
                                                      2003         2002         2001
                                                    ---------    ---------    ---------
                                                          (dollars in thousands)
Life Reinsurance:
   North America................................    $   8,646    $   7,323    $   3,191
   International................................       11,518        6,647           --
                                                    ---------    ---------    ---------
Total Life Reinsurance..........................       20,164       13,970        3,191
Wealth Management...............................          468        1,017          897
Other...........................................       10,389        8,099        5,085
                                                    ---------    ---------    ---------
Total...........................................    $  31,021    $  23,086    $   9,173
                                                    =========    =========    =========


      Operating expenses increased to $31.0 million for the year ended December 31, 2003 compared to $23.1 million in 2002. The increase in operating expenses is due to increased personnel and other costs as we continued to grow our business. During 2002 and the first quarter of 2003, we continued to complete the staffing of our principal office in Bermuda. Total employees in our operations have grown from 120 at December 31, 2002 to 140 at December 31, 2003. The number of employees in our Life Reinsurance International segment has grown from 48 at December 31, 2002 to 58 at December 31, 2003. This growth has resulted in additional costs for office running expenses. In 2003, we experienced increased costs of our defined benefit pension plan at Scottish Re Holdings Limited, increased compensation costs for our board of directors, increased legal and professional fees arising as a result of corporate governance legislation, and have also incurred additional costs for directors' and officers' insurance. Our operations are geographically diverse with offices in Bermuda, the Cayman Islands, Charlotte, Dublin and Windsor. With the growth of our business operations, we have incurred additional travel, technology and communication expenses.

      Operating expenses increased to $23.1 million in the year ended December 31, 2002 compared to $9.2 million in 2001. The increase is a result of the acquisition of Scottish Re Holdings Limited, a smaller portion of costs being allocated to acquisition expenses and increased personnel costs and other operating costs as we continued  to  grow  our  business.  During  2002,  we  continued  to set up our principal office in Bermuda. In addition, as a result of our acquisition of Scottish Re Holdings Limited on December 31, 2001, we have incurred increased operating expenses and additional travel costs. As we continue to grow our operations we have experienced increased personnel costs in all segments. Total employees in our operations, excluding Scottish Re Holdings Limited has grown from 66 employees at December 31, 2001 to 72 at December 31, 2002. Operating
expenses in the year ended December 31, 2002 included $1.4 million of non-recurring expenses relating to severance arrangements with certain employees.

Interest expense

      We incurred interest expense of $7.6 million during the year ended December 31, 2003 in comparison with $1.4 million during 2002. Interest expense in 2003 comprises principally of interest on the $115.0 million of convertible debt issued in November 2002 and the $17.5 million capital securities issued in December 2002. Interest expense in 2002 was in respect of borrowings under our credit facility and reverse repurchase arrangements. The credit facility borrowings were repaid in April 2002.

      Interest expense amounted to $1.4 million in both 2002 and 2001. Interest expense in 2002 includes interest on $115.0 million of convertible debt issued on November 22, 2002, $17.5 million of capital securities issued on December 4, 2002 and borrowings under our credit facilities and reverse repurchase agreement. We incurred interest expense for the first time in the year ended December 31, 2001 amounting to $1.4 million, reflecting the use of borrowings in 2001 under the credit facilities. These borrowings are more fully described under "Liquidity and Capital Resources."

Income Taxes

      The 2003 and 2002 income tax benefits are in respect of certain of our U.S. taxable entities and are offset by income tax expenses arising on our United Kingdom, Dublin and other U.S. entities. Included in the 2003 income tax benefit is $2.1 million in respect of state taxes. The change in our effective tax rate is due primarily to the ratio of earnings on taxable jurisdictions to that in non-taxable jurisdictions. Currently, we do not believe that a valuation allowance is warranted with respect to any of our deferred tax assets as sufficient taxable income can be generated through tax planning strategies and future income to absorb the deferred tax assets in each taxable jurisdiction.

Financial Condition

Investments

      At December 31, 2003 the portfolio controlled by us consisted of $2.4 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded, however $175.2 million represents investments in private securities. Of the total portfolio, $2.1 billion represented the fixed income portfolio managed by external investment managers and $262.7 million represented other cash balances. The portfolio includes $351.1 million in respect of assets acquired with ERC Life on December 22, 2003.

      At December 31, 2002 the portfolio controlled by us consisted of $1.1 billion of traded fixed income securities and cash. Of this total $1.0 billion represented the fixed income portfolio managed by external investment managers and $131.0 million represented other cash balances.

      At December 31, 2003, the average Standard & Poor's rating of the portfolio was "AA-," the average effective duration was 3.94 years and the average book yield was 4.46% as compared with an average rating of "AA-," an average effective duration 3.03 years and an average book yield of 4.93% at December 31, 2002. At December 31, 2003 the unrealized appreciation on investments, net of tax, was $16.8 million as compared with $8.9 million at December 31, 2002. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

      In the table below are the total returns earned by our portfolio for the year ended December 31, 2003, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.


                                                               December 31, 2003
                                                               -----------------
Portfolio performance...............................              5.02%
Customized index....................................              4.39%
Lehman Brothers Global Bond Index...................             12.51%
S&P 500.............................................             28.67%


      The following table presents the fixed income investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.


                                          December 31, 2003   December 31, 2002
                                         ------------------  ------------------
Ratings                                    $ in                $ in
-------                                   millions     %      millions      %
                                         ---------   -----   --------    -----
AAA...................................   $   785.4    32.7%  $  405.7     35.8%
AA....................................       298.4    12.4      113.4     10.0
A.....................................       762.7    31.7      335.3     29.5
BBB...................................       540.8    22.5      252.4     22.2
BB or below...........................        16.6     0.7       28.1      2.5
                                         ---------   -----   --------    -----
Total.................................   $ 2,403.9   100.0%  $1,134.9    100.0%
                                         =========   =====   ========    =====

      The following table illustrates the fixed income investment portfolio (market value) sector exposure.


                                          December 31, 2003   December 31, 2002
                                         ------------------  ------------------
Sector                                     $ in                $ in
------                                    millions     %      millions      %
                                         ---------   -----   --------    -----
U.S. Treasury securities and U.S.
  government agency obligations.......    $   74.6     3.1%  $   13.8      1.3%
Corporate securities..................     1,119.6    46.6      549.9     48.5
Municipal bonds.......................         1.8     0.1        1.7      0.1
Mortgage and asset backed securities..       818.7    34.0      438.5     38.6
Preferred stock.........................     126.5     5.3         --       --
                                         ---------   -----   --------    -----
                                           2,141.2    89.1    1,003.9     88.5
Cash..................................       262.7    10.9      131.0     11.5
                                         ---------   -----   --------    -----
Total.................................   $ 2,403.9   100.0%  $1,134.9    100.0%
                                         =========   =====   ========    =====


      The data in the tables above excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance agreements.

      At December 31, 2003 our fixed income portfolio had 1,375 positions and $14.6 million of gross unrealized losses. No single position had an unrealized loss greater than $1.6 million. There were $37.0 million of unrealized gains on the remainder of the portfolio. There were 34 private securities in an unrealized loss position totaling $805,000. At December 31, 2002 our fixed income portfolio had 930 positions and $16.1 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million. There were $28.8 million of unrealized gains on the remainder of the portfolio.

      The composition by category of securities that have an unrealized loss at December 31, 2003 and December 31, 2002 are presented in the tables below.

                                                  December 31, 2003
                                       ---------------------------------------
                                       Estimated            Unrealized
                                       Fair Value     %        Loss        %
                                       --------     -----  --------      -----
                                                 Dollars in thousands
Corporate securities ...............   $223,555      41.4% $ (3,823)      26.2%
Other structured securities ........    154,065      28.5    (8,943)      61.3
Collateralized mortgage obligations      95,455      17.7      (863)       5.9
Governments ........................     25,838       4.8      (400)       2.7
Preferred stock ....................     21,303       3.9      (299)       2.1
Mortgage backed securities .........     19,900       3.7      (255)       1.8
                                       --------     -----  --------      -----
Total ..............................   $540,116     100.0% $(14,583)     100.0%
                                       ========     =====  ========      =====



                                                  December 31, 2002
                                       ---------------------------------------
                                       Estimated            Unrealized
                                       Fair Value     %        Loss        %
                                       --------     -----  --------      -----
                                                 Dollars in thousands
Other structured securities ........   $104,453      52.9% $(10,213)      63.3%
Corporate securities ...............     68,503      34.7    (5,323)      33.0
Collateralized mortgage obligations      22,896      11.6      (608)       3.7
Municipal bonds ....................      1,658       0.8        (1)        --
                                       --------     -----  --------      -----
Total ..............................   $197,510     100.0% $(16,145)     100.0%
                                       ========     =====  ========      =====

      The following tables provide information on the length of time securities have been continuously in an unrealized loss position:


                                         December 31, 2003
-------------------------------------------------------------------------------
                                        Estimated
                     Book                  Fair            Unrealized
Days                 Value        %       Value        %      Loss         %
----                --------    -----    --------    -----   --------    -----
                                        Dollars in thousands
0-90 ...........    $308,267     55.6%   $304,511     56.4%  $ (3,756)    25.8%
91-180 .........     115,702     20.9     113,405     21.0     (2,297)    15.8
181-270 ........      56,362     10.1      55,243     10.2     (1,119)     7.7
271-360 ........      13,486      2.4      13,064      2.4       (422)     2.9
Greater than 360      60,882     11.0      53,893     10.0     (6,989)    47.8
                    --------    -----    --------    -----   --------    -----
Total ..........    $554,699    100.0%   $540,116    100.0   $(14,583)   100.0%
                    ========    =====    ========    =====   ========    =====



                                         December 31, 2002
-------------------------------------------------------------------------------
                                        Estimated
                     Book                  Fair            Unrealized
Days                 Value        %       Value        %      Loss         %
----                --------    -----    --------    -----   --------    -----
                                        Dollars in thousands
0-90.............   $ 81,724     38.3%   $ 79,557     40.3%  $ (2,167)    13.4%
91-180...........     53,663     25.1      50,082     25.4     (3,581)    22.2
181-270..........     21,621     10.1      17,759      9.0     (3,862)    23.9
271-360..........      7,227      3.4       6,212      3.1     (1,015)     6.3
Greater than 360.     49,420     23.1      43,900     22.2     (5,520)    34.2
                    --------    -----    --------    -----   --------    -----
Total               $213,655    100.0%   $197,510    100.0%  $(16,145)   100.0%
                    ========    =====    ========    =====   ========    =====

      Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $2.0 million and $478,000 at December 31, 2003 and 2002, respectively.

      Unrealized losses on non-investment grade securities amounted to $3.0 million and $3.8 million at December 31, 2003 and 2002, respectively. Of these amounts non-investment grade securities with unrealized losses of $1.8 million at December 31, 2003 and $1.6 million at December 31, 2002 had been in an unrealized loss position for a period greater than one year and $895,000 at December 31, 2003 and $30,000 at December 31, 2002 had been in an unrealized loss position for periods greater than two years.

      The following tables illustrate the industry analysis of the unrealized losses at December 31, 2003 and 2002.



                                              December 31, 2003
                                                  Estimated
                          Amortized                 Fair                  Unrealized
                             Cost           %       Value           %        Loss            %
                           --------       -----    --------       -----    --------        -----
      Industry                                Dollars in thousands
      --------
      Mortgage and
        asset backed
        securities ...     $279,481        50.4%   $269,420        49.9%    (10,061)        69.0%
      Banking ........       38,738         7.0      38,201         7.1        (537)         3.7
      Consumer
        non-cyclical .       23,009         4.1      22,632         4.2        (377)         2.6
      Communications .       27,401         4.9      27,055         5.0        (346)         2.4
      Financial
        companies.....       21,900         3.9      21,539         4.0        (361)         2.5
      Insurance ......       17,467         3.1      17,289         3.2        (178)         1.4
      Transportation .        7,382         1.3       6,534         1.2        (848)         5.8
      Other ..........      139,321        25.3     137,446        25.4      (1,875)        12.6
                           --------       -----    --------       -----    --------        -----
      Total ..........     $554,699       100.0%   $540,116       100.0%   $(14,583)       100.0%
                           ========       =====    ========       =====    ========        =====




                                              December 31, 2002
                                                  Estimated
                          Amortized                 Fair                  Unrealized
                             Cost           %       Value           %        Loss            %
                           --------       -----    --------       -----    --------        -----
      Industry                                Dollars in thousands
      --------
      Mortgage     and
        asset   backed
        securities....     $139,830        65.4%   $129,007        65.3%   $(10,823)        67.0%
      Electric........       16,967         7.9      16,637         8.4        (330)         2.0
      Financial
        companies.....       11,591         5.4      11,354         5.7        (237)         1.5
      Transportation..        9,936         4.7       7,286         3.7      (2,650)        16.4
      Consumer
        cyclical......        7,763         3.6       7,235         3.7        (528)         3.3
      Communications..        7,130         3.3       6,767         3.4        (363)         2.2
      Other...........       20,438         9.7      19,224         9.8      (1,214)         7.6
                           --------       -----    --------       -----    --------        -----
      Total...........     $213,655       100.0%   $197,510       100.0%   $(16,145)       100.0%
                           ========       =====    ========       =====    ========        =====


------------------

Other industries each represent less than 2% of estimated fair value

      The expected maturity dates of our fixed maturity investments that have an unrealized loss at December 31, 2003 and 2002 are presented in the table below.


                                                            December 31, 2003
                                    -----------------------------------------------------------------
                                                           Estimated
                                      Book                    Fair               Unrealized
Maturity                              Value         %         Value       %         Loss         %
--------                            ----------    -----     ---------   -----     ---------    -----
Due in one year or less...........  $   36,746      6.9%    $  36,648     7.1%    $    (98)      0.7%
Due in one through five years.....     220,097     41.3       214,103    41.3       (5,994)     42.0
Due in five through ten years.....     232,231     43.5       225,844    43.5       (6,387)     44.7
Due after ten years...............      44,023      8.3        42,218     8.1       (1,805)     12.6
                                    ----------    -----     ---------   -----     ---------    -----
Total.............................  $  533,097    100.0%    $ 518,813   100.0%    $(14,284)    100.0%
                                    ==========    =====     =========   =====     =========    =====




                                                            December 31, 2002
                                    -----------------------------------------------------------------
                                                           Estimated
                                      Book                    Fair               Unrealized
Maturity                              Value         %         Value       %         Loss         %
--------                            ----------    -----     ---------   -----     ---------    -----

Due in one year or less..........   $   20,532      9.6%    $  20,067    10.2%    $   (465)      2.9%
Due in one through five years....      112,591     52.7       103,679    52.5       (8,912)     55.2
Due in five through ten years....       69,330     32.5        63,753    32.3       (5,577)     34.5
Due after ten years..............       11,202      5.2        10,011     5.0       (1,191)      7.4
                                    ----------    -----     ---------   -----     --------     -----
Total............................   $  213,655    100.0%    $ 197,510   100.0%    $(16,145)    100.0%
                                    ==========    =====     =========   =====     ========     =====


      At December 31, 2003 there were 409 securities with unrealized loss positions. There were two securities with a loss greater than $1 million. These are securitized assets and are tested for impairment under EITF 99-20. At December 31, 2003 these securities satisfied the impairment tests of EITF 99-20. At December 31, 2002 there were 193 securities with unrealized loss positions. There were two securities with unrealized losses greater than $1.0 million. These were also securitized assets and were tested for impairment under EITF 99-20. At December 31, 2002 these securities satisfied the impairment tests of EITF 99-20.

      At December 31, 2003 there were 12 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.2 million and the largest unrealized loss position was $1.6 million. At December 31, 2002 there were 5 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.5 million.

Funds withheld at interest

      Funds withheld at interest arise on contracts written under modified coinsurance agreements and funds withheld coinsurance agreements. In each case, the business reinsured consists of fixed deferred annuities. In substance, these agreements are identical to coinsurance treaties except that the ceding company retains control of and title to the assets. The deposits paid to the ceding company by the underlying policyholders are held in a segregated portfolio and managed by the ceding company or by investment managers appointed by the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies' statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.

      At December 31, 2003, funds withheld at interest were in respect of six fixed annuity reinsurance contracts with three ceding companies. At December 31, 2002, we had four modified coinsurance fixed annuity reinsurance contracts with two ceding companies. The new contracts for 2003 relate to contracts assumed on the acquisition of

ERC Life.  At December 31, 2003 we had three  contracts  with  Lincoln  National
Insurance Company that account for $1.3 billion (86%) of the funds withheld balances. The other contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company, which are included in interest sensitive contract liabilities, with the amounts owed to us by the ceding company. Interest sensitive contract liabilities relating to these fixed annuity reinsurance contracts amounted to $1.7 billion and $1.1 billion at December 31, 2003 and 2002, respectively.

      At December 31, 2003, funds withheld at interest totaled $1.5 billion with an average rating of "A-", an average effective duration of 5.06 years and an average book yield of 6.32% as compared with an average rating of "A", an average effective duration of 5.4 years and an average book yield of 6.49% at December 31, 2002. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. Funds withheld at interest at December 31, 2003 includes $204.3 million arising on the acquisition of ERC Life. The market value of the funds withheld amounted to $1.6 billion at December 31, 2003.

      The investment objectives for these arrangements are included in the agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The maximum percentage of below investment grade securities is 10% and other guidelines limit risk, ensure issuer and industry diversification as well as maintain liquidity and overall portfolio credit quality.

      According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.


                                        December 31, 2003    December 31, 2002
                                        -----------------    -----------------
Ratings                                    $ in                $ in
-------                                  millions     %      millions     %
                                        ---------   -----    --------   -----
AAA...................................   $  216.6    13.9%   $  114.0     9.8%
AA....................................       76.9     4.9        52.7     4.5
A ....................................      528.6    34.0       418.7    35.8
BBB...................................      537.6    34.6       425.9    36.5
BB or below...........................       66.0     4.3        44.7     3.8
                                        ---------   -----    --------   -----
                                          1,425.7    91.7     1,056.0    90.4
Commercial mortgage loans.............      129.4     8.3       112.3     9.6
                                        ---------   -----    --------   -----
Total.................................  $ 1,555.1   100.0%   $1,168.3   100.0%
                                        =========   =====    ========   =====

==============================================================================
      According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                        December 31, 2003    December 31, 2002
                                        -----------------    -----------------
Sector                                    $ in                $ in
------                                   millions     %      millions     %
                                        ---------   -----    --------   -----
U.S. Treasury securities and U.S.
  government agency obligations.......   $   32.0     2.1%   $   10.6     0.9%
Corporate securities..................    1,041.2    67.0       822.2    70.4
Municipal bonds.......................       23.1     1.5         0.5     0.1
Mortgage and asset backed securities..      329.4    21.1       213.1    18.2
Commercial mortgage loans.............      129.4     8.3       112.3     9.6
Cash..................................         --      --         9.6     0.8
                                        ---------   -----    --------   -----
Total                                   $ 1,555.1   100.0%   $1,168.3   100.0%
                                        =========   =====    ========   =====

Liquidity and Capital Resources

Cash flow

      Cash provided by operating activities amounted to $88.5 million in 2003 in comparison with cash flow of $9.2 million used in operating activities in 2002. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business.

      The increase in operating cash flow from 2002 was $97.7 million. It related primarily to increases in premiums, fees, and investment income being greater than increases in benefits, reserve movements and expenses paid. Cash from premiums and fees increased by $116.3 million due to growth in our Life Reinsurance business. Cash from investment income increased by $68.7 million due to the growth in our invested asset base. The increase was offset by declining yields. Cash used to settle benefits increased by $66.9 million due to the growth in our Life Reinsurance business. This use of cash was offset by an increase in related reserves of $64.1 millions. Cash used to pay acquisition and other expenses , including commissions and interest, increased by $84.5 million. This increase related principally to new business written in our Life Reinsurance North America segment, increased operating expenses and increased debt. Acquisition costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

      Our cash flow from operations may be positive or negative in any period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period.

      We used operating cash flow of $9.2 million in 2002 in comparison with operating cash flow generated of $31.3 million in 2001. The decrease in operating cash flow from 2001 to 2002 was primarily due to increases in benefits and expenses paid greater than increases in premiums, fees, and investment income. In addition there was a decrease in the cash flows from the acquisition of blocks of reinsurance. Cash from premiums and fees increased by $136.0 million due to the acquisition of Scottish Re Holdings Limited and the increase in the number of clients in our Life Reinsurance North America segment. Cash from investment income increased by $56.2 million due to the growth in our invested asset base. The acquisition of blocks of reinsurance business generated $81.3 million less in cash flows in 2002 compared to 2001. Cash used to pay benefits net of related reserves increased by $171.1 million due to the acquisition of Scottish Re Holdings Limited and the increase in the number of clients in our Life Reinsurance North America segment. Cash used to pay acquisition and other costs, including commissions, increased by $35.7 million. This increase related principally to new business written in our Life Reinsurance North America segment. These costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

Capital and collateral

      At December 31, 2003, total capitalization was $964.3 million compared to $623.6 million at December 31, 2002. Total capitalization is analyzed as follows:


                    December 31,   December 31,    December 31,
                        2003           2002            2001
                   ------------   ------------    ------------
                             (dollars in thousands)
Shareholders'
equity..........   $    659,844   $    491,092    $    331,282
Mezzanine equity        141,928              -               -
Long-term debt..        162,500        132,500               -
                   ------------   ------------    ------------
                   $    964,272   $    623,592    $    331,282
                   ============   ============    ============

      The $340.7 million increase in capitalization is due primarily to the net proceeds of our 2003 equity offering of $180.1 million, the net proceeds of the offering of Hybrid Capital Units which are included in mezzanine equity of $138.2 million, the trust preferred securities offerings of $30.0 million, net income for the year of $27.3 million and increases in other comprehensive income. These increases have been offset by dividends paid of $6.2 million. Other comprehensive income consists of the unrealized appreciation on investment, the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of December 31, 2003 and a minimum pension liability adjustment at December 31, 2002 only.

      At December 31, 2002, total capitalization was $623.6 million compared to $331.3 million in 2001. The $292.3 million increase in capitalization is due primarily to the net proceeds of our 2002 equity offering of $114.3 million, the net proceeds of the convertible debt and capital securities offerings of $ 127.8 million and net income for the year of $32.5 million less dividends paid of $5.0 million and increases in comprehensive income.

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

      On November 22, 2002 we completed the private offering of $115.0 million of 4.5% Senior Convertible Notes due 2022 (which included the over allotment option of $15.0 million) in which we raised aggregate net proceeds of $110.9 million. We used the net proceeds of the offering to repay short term borrowings of $23.5 million, under reverse repurchase agreements, and for general corporate purposes.

      On December 4, 2002 we privately placed $17.5 million of capital securities which were issued by a trust subsidiary holding a thirty year $18.0 million aggregate principal amount subordinated note of Scottish Holdings, Inc. which is guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. Net proceeds were $16.9 million. Scottish Holdings, Inc. provided a $15.0 million capital infusion to its direct subsidiary, Scottish Re (U.S.), Inc. and used the remainder of the net proceeds for general corporate purposes.

      In April 2003, we filed and had declared effective a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell securities described in the registration statement up to a total of $500.0 million. Subsequent to the equity and Hybrid Capital Units offerings described below we have $21.6 million remaining on the shelf capacity.

      On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) at an offering price of $20.75 per share in which we raised aggregate net proceeds of $180.1 million. The gross proceeds of this offering were $190.9 million. We used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life at a purchase price of $19.66 per share.

      On August 20, 2003, the 200,000 Class B warrants originally issued as part of our initial public offering with a strike price of $15.00 were repurchased at a price of $8.00 per warrant or $1.6 million in aggregate.

      On October 29, 2003 and November 14, 2003 we privately placed $30.0 million of trust preferred securities which were issued by trust subsidiaries holding thirty year $30.9 million aggregate principal amount subordinated notes of Scottish Holdings, Inc. which is guaranteed by Scottish Annuity & Life
Insurance  Company  (Cayman)  Ltd. Net  proceeds  were $29.0  million.  Scottish
Holdings, Inc. provided a $21.0 million capital infusion to its direct subsidiary Scottish Re (U.S.), Inc. and used the remainder of the net proceeds for general corporate purposes.

      On December 17 and December 22, 2003, we completed a public offering of 5,750,000 (which included an over allotment option of 750,000) HyCUs. The net proceeds of the offering were $138.2 million. Each HyCU consists of a purchase contract issued by us and a convertible preferred share redeemable on May 21, 2007. The purchase contract obligates the holder to purchase from us, no later than February 15, 2007, for a price of $25 in cash, the following number of shares, subject to anti dilution adjustments:

      o if the average closing price of our ordinary shares over a 20 day trading period ending on the fourth trading day before February 15, 2007 exceeds $19.32, a number of ordinary shares, based on the 20 day average closing price, equal to $25.00; and

      o if the average closing price during that period is less than or equal to $19.32, 1.294 ordinary shares.

      The proceeds of the sale of these ordinary shares will be used to redeem the convertible preferred shares on May 21, 2007. The convertible preferred shares will be convertible into 1.0607 ordinary shares per $25.00 liquidation preference only on May 21, 2007. Upon conversion we will deliver an amount of cash equal to the $25.00 liquidation preference of the convertible preferred share and ordinary shares for the value of the excess, if any, of the conversion value minus the liquidation preference. We will deliver ordinary shares only if the average closing price is greater than $23.57.

      In February 2004, we filed a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. When declared effective, this shelf will enable us to sell securities described in the registration statement up to a total of $750.0 million. This shelf will increase our registration statement capacity from our previous shelf registration.

      During 2003 we paid quarterly dividends totaling $6.2 million or $0.20 per share. During 2002, we paid quarterly dividends totaling $5.0 million or $0.20 per share.

      During 2003, we renewed our credit facilities, which currently consist of:

            a) a credit facility totaling $50.0 million, of which $25.0 million is available on an unsecured basis and $25.0 million is available on a secured basis. The facility provides capacity for borrowings and letters of credit. The interest rates on amounts borrowed under the secured facility is LIBOR plus 50 basis points and under the unsecured facility is LIBOR plus 75 basis points. This facility expires in October 2004 but it is renewable upon the agreement of both parties.

            b) a secured credit facility totaling $50.0 million. This facility provides a combination of borrowings and letters of credit. Interest rates on amounts borrowed under this facility is LIBOR plus 45 basis points. This facility expires in September 2004 but is renewable upon the agreement of both parties.

      One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain shareholder's equity of at least $340.0 million. At December 31, 2003, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $779.7 million. The other facility requires that Scottish Re maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralised assets of 1.2 times any unsecured borrowings. At December 31, 2003, Scottish Re's net worth was $659.8 million and the ratio of debt to total capitalization was 16.9%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At December 31, 2003, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $31.2 million.

      We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral or letters of credit arises in four ways:

      o when Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited or Scottish Re Limited enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit in order that the ceding company may obtain reserve credit for the reinsurance transaction;

      o when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital This need can be met by its own capital surplus, an infusion of cash or assets from Scottish Re or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

      o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 47 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit;

      o ERC Life is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When ERC Life enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

      o even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.

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

      In addition, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re have agreed with Scottish Re Limited that in the event Scottish Re Limited is unable to meet its obligations under its insurance or reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. (or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Re) will assume all of Scottish Re Limited's obligations under such agreements.

      Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have executed similar agreements for Scottish Re (Dublin) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

      Our  business  is  capital   intensive.   We  expect  that  our  cash  and
investments, together with cash generated from our businesses, will be sufficient to meet our current liquidity and letter of credit needs. However, if our business continues to grow significantly, we will need to raise additional capital.

      Contractual Obligations and Commitments

      The following table shows our contractual obligations and commitments including our payments due by period:



                             Less                          More
                            Than 1                4-5      Than 5
                             Year    1-3 Years   Years     Years     Total
                           --------- --------- --------- --------- ---------
                                        (dollars in thousands)
Long-term debt.........    $       - $ 115,000 $  47,500  $      - $ 162,500
Mezzanine equity.......            -         -   143,750         -   143,750
Operating leases.......       1,905      3,409     3,056     6,746    15,116
Funding agreements.....            -    50,000   260,000    20,000   330,000

ERC Life acquisition post
closing adjustment ....       20,000         -         -         -    20,000
ERC Life transition
services agreement.....        2,400         -         -         -     2,400
                           --------- --------- --------- --------- ---------
                           $  24,305 $ 168,409 $ 454,306 $  26,746 $ 673,766
                           ========= ========= ========= ========= =========



      Our long-term debt is described in Note 15 to the Consolidated Financial Statements. Long term debt includes $115.0 million 4.5% senior convertible notes which are due December 1, 2022. The notes are subject to repurchase by us at a holder's option at various dates, the earliest of which is December 6, 2006. Long term debt also includes capital securities with various maturities from 2032 onwards. They are however, redeemable at earlier dates. They have been included in the above table at the earliest redemption date.

      Our mezzanine equity is described in Note 16 to the Consolidated Financial Statements and consists of 5,750,000 HyCUs. On February 15, 2007, we shall receive proceeds from the sale of our ordinary shares of $143.8 million as required by the purchase contract forming part of each HyCU. The proceeds from this offering will be used by us to repay the convertible preferred shares of $143.8 million on May 21, 2007.

      We lease office space in the countries in which we operate. These leases expire at various dates through 2023.

      Amounts due under funding agreements are included in interest sensitive contract liabilities. These are agreements in which we earn a spread over LIBOR. The contractual repayment terms are detailed in the table above.

      On December 22, 2003, we completed the acquisition of ERC Life for $151.0 million in cash, subject to certain post closing adjustments. The adjustments are dependant on the completion of the audit of the 2003 financial statements of ERC Life prepared in accordance with U.S. statutory accounting principles. These financial statements are due to be delivered to us on March 31, 2004. We have estimated the post closing adjustment at approximately $20.0 million on the basis of information currently available. GE ERC has agreed to administer the business of ERC Life for up to nine months from the date of acquisition for a fee of $2.4 million.

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

Changes in Accounting Standards

      In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". In prior years, we applied the intrinsic value-based expense provisions set forth in ABP Opinion No. 25, "Accounting for Stock Issued to Employees". Effective January 1, 2003, we have prospectively adopted the fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. This has resulted in a charge to income of $207,000 for the year ended December 31, 2003.

      In May 2003, FASB issued SFAS No. 150 "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities". This SFAS establishes standards for classification of financial instruments with characteristics of both liabilities and equity. We have adopted the provisions of SFAS 150. There were no changes to our financial position or results of operations.

      In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-01 ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts". This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. At the date of initial application of this SOP, we are required to make various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". We do not believe the implementation of this SOP will have a material effect on our financial statements.

      The Derivative Implementation Group has released DIG B36 that addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and funds withheld coinsurance reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. Our funds withheld at interest, which arise under modified coinsurance and coinsurance funds withheld agreements are therefore considered to contain embedded derivatives requiring bifurcation. The market value of funds withheld at interest was $1.6 billion at December 31, 2003 and its carrying value was $1.5 billion.

      We adopted DIG B36 on October 1, 2003. The initial adoption has resulted in a loss, after tax and after related amortization of deferred acquisition costs of $19.5 million. This has been recorded as a cumulative effect of change in accounting principle in our consolidated statement of income for the year ended December 31, 2003. The change in fair value of the derivative between October 1, 2003 and December 31, 2003 was a gain of $13.9 million, net of related amortization of deferred acquisition costs.

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

      In our investment portfolio, credit risk is manifested in three ways:

      o actual and anticipated deterioration in the creditworthiness of an issue, as may be reflected in downgrades in its ratings, tend to reduce its market value;

      o our managers might react to the actual or expected deterioration and/or downgrade of an issuer by selling some or all of our positions, realizing a loss (or a profit smaller than would have been realized if the deterioration or downgrade had not occurred); and

      o the issuer may go into default, ultimately causing us to realize a loss.

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

Foreign Currency Risk

      Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, maintain a part of their investment portfolio and operating expense accounts in British pounds and receive other currencies in payment of premiums. All of Scottish Re Limited's original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in British pounds. The results of the business in British pounds are then translated to United States dollars. Scottish Re attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.

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

Quantitative Disclosure Of Interest Rate Risk

      The following tables provide information as of December 31, 2003 about the interest rate sensitivity of the portion of our investment portfolio managed by external managers. The tables do not include other cash balances of $262.7 million, or modified coinsurance assets of $1.5 billion. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.

      December 31, 2003 market interest rates were used as discounting rates in the estimation of fair value.


                                                 Expected Maturity Date
                      ----------------------------------------------------------------------------
                                                                                           Total
                                                                                           Fair
Total                  2004    2005     2006     2007     2008   Thereafter    Total*      Value*
-----                 ------  ------   ------   ------   ------   --------   ---------    --------
                                               (dollars in millions)
Principal amount      $115.6  $184.0   $163.1   $247.7   $251.6   $1,351.6   $ 2,576.3    $2,403.9
Book value .....       240.4   194.7    172.2    259.8    263.2      988.5     2,381.5
Weighted average
book yield .....         5.3%    4.4%     3.6%     4.9%     4.7%       5.2%        4.4%

------------------

* Includes $262.7 million of cash and cash equivalents with a book yield of 1.01%.



                                                 Expected Maturity Date
                      ----------------------------------------------------------------------------
                                                                                           Total
                                                                                           Fair
Fixed Rate Only        2004    2005     2006     2007     2008   Thereafter    Total*      Value*
---------------       ------  ------   ------   ------   ------   --------   ---------    --------
                                               (dollars in millions)
Principal amount...    $81.3  $120.0   $119.3   $200.1   $226.9   $1,235.6    $2,245.9    $2,102.1
Book value.........    205.2   131.2    128.4    212.1    238.8      898.4     2,076.8
Weighted average
book yield.........      5.6%    5.1%     4.1%     5.3%     4.9%       5.2%        4.6%

------------------

* Includes $262.7 million of cash and cash equivalents with a book yield of 1.01%.




                                                 Expected Maturity Date
                      ----------------------------------------------------------------------------
                                                                                           Total
                                                                                           Fair
Floating Rate Only     2004    2005     2006     2007     2008   Thereafter    Total*      Value*
------------------    ------  ------   ------   ------   ------   --------   ---------    --------
                                               (dollars in millions)
Principal amount...    $34.3   $64.0    $43.8    $47.6    $24.7     $116.0      $330.4      $301.8
Book value.........     35.2    63.5     43.8     47.7     24.4       90.1       304.7
Weighted average
book yield.........      3.4%    3.0%     2.3%     3.4%     3.1%       4.4%        3.4%


Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

      The  information  called  for by  this  item is set  forth  in  "Item  15:
Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2003.

Item 9A:    DISCLOSURE CONTROLS AND PROCEDURES

      Evaluation of disclosure controls and procedures. Based on their evaluation as of December 31, 2003, our principal executive officers and principal financial officer have concluded that Scottish Re's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Re's reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

      Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the year ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, Scottish Re's internal control over financial reporting.

PART III

Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

      The information required by this Item 10 will be set forth in our Proxy Statement for 2004 Annual Meeting of Shareholders (the "2003 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11:    EXECUTIVE COMPENSATION

      The information required by this Item 11 will be set forth in the 2004 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

      The information required by this Item 12 will be set forth in the 2004 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

Item 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

      The information required by this Item 13 will be set forth in the 2004 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

Item 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

      The information required by this Item 14 will be set forth in the 2004 Proxy Statement under the caption "Fees Billed to the Company by Ernst & Young LLP" and is incorporated herein by reference.

PART IV

Item 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

A.    EXHIBITS

      Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

Exhibit Number Description of Document
-------------- -----------------------
3.1 Memorandum of Association of Scottish Re, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Re's Current Report on Form 8-K/A).(6)

3.2 Articles of Association of Scottish Re, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Re's Current Report on Form 8-K/A).(6)

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re's Registration Statement on Form S-1).(1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re's Registration Statement on Form S-1).(1)

4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re's Registration Statement on Form S-1).(1)

4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re's Registration Statement on Form S-1).(1)

4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re's Registration Statement on Form S-1).(1)

4.6 Form of Securities Purchase Agreement between Scottish Re and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re's Registration Statement on Form S-1).(1)

4.7 Form of Securities Purchase Agreement between Scottish Re and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Re's Registration Statement on Form
               S-1).(1)

4.8 Purchase Contract Agreement, dated December 17, 2003, by and among the Company and JPMorgan Chase Bank, as purchase contract agent and collateral agent (incorporated herein by reference to the Company's Current Report on form 8-K). (10)

4.9 Pledge Agreement, dated as of December 17, 2003, by and among the Company and JPMorgan Chase Bank, as collateral agent and custodial Agent, purchase contract agent, and securities intermediary (incorporated herein by reference to the Company's Current Report on form 8-K). (10)

4.10 Remarketing Agreement, dated as of December 17, 2003, by and among the Company and Bear, Stearns & Co. Inc., as remarketing agent (incorporated herein by reference to the Company's Current Report on form 8-K). (10)

4.11 Certificate of Designations of Convertible Preferred Shares of the Company (incorporated herein by reference to the Company's Current Report on form 8-K). (10)

10.1 Employment Agreement dated June 18, 1998 between Scottish Re and Michael C. French (incorporated herein by reference to Exhibit
               10.1 to Scottish Re's Registration Statement on Form S-1).(1)(12)

10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit
               10.3 to Scottish Re's Registration Statement on Form S-1).(1)(12)

10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re's Registration Statement on Form S-1).(1)(12)

10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re's Registration Statement on Form S-1).(1)

10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re's Registration Statement on Form S-1).(1)

10.6           1999 Stock  Option  Plan  (incorporated  herein by  reference  to
               Exhibit 10.14 to Scottish Re's 1999 Annual Report on Form 10-K).(2)(12)

10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re's 1999 Annual Report on Form 10-

               K).(2)(12)

10.8 Employment Agreement dated September 18, 2000 between Scottish Re and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re's 2000 Annual Report on Form 10-K).(3)(12)

10.9 Share Purchase Agreement by and between Scottish Re and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re's Current Report on Form 8-K).(7)

10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

10.11          2001 Stock Option Plan (incorporated herein by reference to
               Exhibit 10.17 to Scottish Re's 2001 Annual Report on Form 10-K).
               (4)(12)

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to
               Exhibit  10.17 to Scottish Re's 2001 Annual Report on Form 10-K).
               (4)(12)

10.13 Service Agreement dated December 31, 2001 between Scottish Re Holdings, Paul Andrew Bispham and Scottish Re (4)(12)

10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Re and Pacific Life (incorporated by reference to Scottish Re's Current Report on Form 8-K).(5)

10.15 Stockholder Agreement dated December 31, 2001 between Scottish Re and Pacific Life (incorporated by reference to Scottish Re's Current Report on Form 8-K).(5)

10.16 Tax Deed of Covenant dated December 31, 2001 between Scottish Re and Pacific Life (incorporated by reference to Scottish Re's Current Report on Form 8-K).(5)

10.17 Letter Agreement dated December 28, 2001 between Scottish Re and Pacific Life (incorporated by reference to Scottish Re's Current Report on Form 8-K).(5)

10.18 Form of Indemnification Agreement between Scottish Re and each of its directors and officers (incorporated by reference to Scottish Re's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002).(8)(12)

10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re's Amended Quarterly Report on Form 10-Q/A for the period ended June 30,
               2002).(8)(12)

10.20 Employment Agreement dated June 1, 2002 between Scottish Re and Elizabeth Murphy (incorporated by reference to Scottish Re's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002).(8)(12)

10.21 Employment Agreement dated June 1, 2002 between Scottish Re and Clifford J. Wagner (incorporated by reference to Scottish Re's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002).(8)(12)

10.22 Employment Agreement dated July 8, 2002 between Scottish Re and Scott E. Willkomm (incorporated by reference to Scottish Re's Amended Quarterly Report on Form 10-Q/A for the period ended June 30, 2002).(8)(12)

10.23 Employment Agreement dated February 10, 2003 between Scottish Re and Michael C. French. (12)

10.24 Employment Agreement dated February 10, 2003 between Scottish Re and Oscar R. Scofield. (12)

10.25 Amended Employment Agreement dated February 10, 2003 between Scottish Re and Thomas A. McAvity. (12)

10.26 Indenture, dated November 22, 2002, between Scottish Re and The Bank of New York (incorporated herein by reference to Scottish Re's Registration Statement on Form S-3). (9)

10.27 Registration Rights Agreement, dated November 22, 2002, between Scottish Re and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re's Registration Statement on Form S-3). (9)

10.28 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Ltd. and David Huntley. (12)

10.39 Share Purchase Agreement dated July 3, 2003 by and between Scottish Re Group Limited and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K filed with the SEC on July 8, 2003).

10.30 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re, Scottish Holdings, Inc. and ERC (incorporated herein by reference to the Company's Current Report on form 8-K). (11)

10.31 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re, Scottish Holdings, Inc. and ERC (incorporated herein by reference to the Company's Current Report on form 8-K). (11)

10.32 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and ERC (incorporated herein by reference to the Company's Current Report on form 8-K). (11)

23.1           Consent of Ernst & Young LLP.

31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.3 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.3 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

------------------

(1) Scottish Re's Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.
(2) Scottish Re's 1999 Annual Report on Form 10-K was filed with the SEC on April 3, 2000.
(3) Scottish Re's 2000 Annual Report on Form 10-K was filed with the SEC on March 30, 2001.
(4) Scottish Re's 2001 Annual Report on Form 10-K was filed with the SEC on March 5, 2002.
(5) Scottish Re's Current Report on Form 8-K was filed with the SEC on December 31, 2001.
(6) Scottish Re's Current Report on Form 8-K/A was filed with the SEC on January 11, 2002.
(7) Scottish Re's Current Report on Form 8-K was filed with the SEC on August 9, 2001.
(8) Scottish Re's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.
(9) Scottish Re's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.
(10) Scottish Re's Current Report on Form 8-K was filed with the SEC on December 17, 2003.
(11) Scottish Re's Current Report on Form 8-K was filed with the SEC on January 6, 2004.
(12) This exhibit is a management contract or compensatory plan or arrangement.


B.    FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Auditors.............................................  69
Consolidated Balance Sheets................................................  70
Consolidated Statements of Income..........................................  71
Consolidated Statements of Comprehensive Income............................  72
Consolidated Statements of Shareholders' Equity............................  73
Consolidated Statements of Cash Flows......................................  74
Notes to Consolidated Financial Statements.................................  75

      All other schedules are omitted because they are either not applicable or the required information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements or Notes thereto appearing elsewhere in this Form 10-K.

C.    REPORTS ON FORM 8-K

      The following reports on Form 8-K were filed with the SEC during the three months ended December 31, 2003:

      Current Report on Form 8-K filed on October 27, 2003 to report under Item 5 (Other Events and Required FD Disclosure) that Scottish Re had issued a press release announcing that it had entered into a Stock Purchase Agreement with Employers Reinsurance Corporation to acquire 95% of the capital stock of ERC Life Reinsurance Corporation. A copy of the press release was filed as Exhibit
99.1 thereto.

      Current Report on Form 8-K filed on December 17, 2003 pursuant to which Scottish Re filed (i) the Underwriting Agreement relating to its issuance of 5.875% Hybrid Capital Units (the "HyCUs") and (ii) the operative agreements governing the terms of the HyCUs.

                         Report of Independent Auditors

To the Shareholders and Board of Directors
Scottish Re Group Limited

      We have audited the accompanying consolidated balance sheets of Scottish Re Group Limited and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Re Group Limited and subsidiaries at December 31, 2003 and 2002, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States of America.

      As discussed in Note 3 to the financial statements, in 2003 the Company changed its accounting related to its funds withheld at interest and in 2002 the Company changed its accounting for goodwill.

                                                /s/ ERNST & YOUNG

Philadelphia, Pennsylvania
February 10, 2004

                            SCOTTISH RE GROUP LIMITED

                           CONSOLIDATED BALANCE SHEETS

              (Expressed in Thousands of United States Dollars)

                                                         December    December
ASSETS                                                   31, 2003     31, 2002
                                                        ----------  ----------

Fixed maturity investments, available for sale, at
  fair value
  (Amortized cost $1,993,247; 2002 - $991,304).......   $2,014,719  $1,003,946
Preferred stock (Cost $125,460)......................      126,449           -
Investment in unit-linked securities.................            -      16,497
Cash and cash equivalents............................      298,149     149,666
Other investments....................................       17,678       5,631
Funds withheld at interest...........................    1,469,425   1,101,836
                                                        ----------  ----------
  Total investments..................................    3,926,420   2,277,576
Accrued interest receivable..........................       22,789      11,910
Reinsurance balances and risk fees receivable........      196,192      39,805
Deferred acquisition costs...........................      308,591     213,516
Amounts recoverable from reinsurers..................      737,429      22,608
Present value of in-force business...................       13,479      18,181
Goodwill.............................................       35,847      35,847
Fixed assets.........................................       11,800       6,493
Other assets.........................................       45,209      11,702
Deferred tax benefit.................................       12,624           -
Segregated assets....................................      743,137     653,588
                                                        ----------  ----------
  Total assets.......................................   $6,053,517  $3,291,226
                                                        ==========  ==========
LIABILITIES
Reserves for future policy benefits..................   $1,502,415  $  386,807
Interest sensitive contract liabilities..............    2,633,346   1,567,176
Unit-linked contract liabilities.....................            -      17,069
Accounts payable and accrued expenses................       31,673      15,053
Reinsurance balances payable.........................      125,756      16,348
Other liabilities....................................       30,546         649
Current income tax payable...........................       13,077       1,873
Deferred tax liability...............................            -       9,071
Long term debt.......................................      162,500     132,500
Segregated liabilities...............................      743,137     653,588
                                                        ----------  ----------
  Total liabilities..................................    5,242,450   2,800,134
                                                        ----------  ----------
MINORITY INTEREST                                            9,295           -
MEZZANINE EQUITY                                           141,928           -
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
  Issued and fully paid: 35,228,411 ordinary shares
    (2002-26,927,456)................................          352         269
Additional paid-in capital...........................      548,750     416,712
Accumulated other comprehensive income...............       29,034      13,467
Retained earnings....................................       81,708      60,644
                                                        ----------  ----------
  Total shareholders' equity.........................      659,844     491,092
                                                        ----------  ----------
Total liabilities and shareholders' equity...........   $6,053,517  $3,291,226
                                                        ==========  ==========

         See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED

                        CONSOLIDATED STATEMENTS OF INCOME

    (Expressed in Thousands of United States Dollars, except per share data)


                                          Year Ended   Year Ended   Year Ended
                                           December     December     December
                                           31, 2003     31, 2002     31, 2001
                                         ----------   ----------   ----------
Revenues
Premiums earned.........................  $ 391,976    $ 202,536    $  68,344
Investment income, net..................    148,028      107,906       51,691
Fee income..............................      7,907        6,574        4,809
Realized losses.........................     (4,448)     (10,804)      (3,882)
Change in value of embedded derivatives.     13,903            -            -
                                         ----------   ----------   ----------
  Total revenues........................    557,366      306,212      120,962
                                         ----------   ----------   ----------
Benefits and expenses
Claims and other policy benefits........    275,863      142,158       51,245
Interest credited to interest sensitive
  contract liabilities..................     89,180       48,140       17,578
Acquisition costs and other insurance
  expenses, net.........................    116,000       60,073       24,328
Operating expenses......................     31,021       23,086        9,173
Interest expense........................      7,557        1,414        1,405
                                         ----------   ----------   ----------
   Total benefits and expenses..........    519,621      274,871      103,729
                                         ----------   ----------   ----------
Income before income taxes and minority
  interest..............................     37,745       31,341       17,233
Income tax benefit (expense)............     11,105        1,894          (59)
                                         ----------   ----------   ----------
    Income before minority interest.....     48,850       33,235       17,174
Minority interest.......................        (62)           -           71
                                         ----------   ----------   ----------
Income from continuing  operations before
cumulative effect of change in
accounting principle....................     48,788       33,235       17,245
Cumulative effect of change in
accounting  principle (net of taxation of
$3,415) ................................    (19,537)           -         (406)
Loss from discontinued operations.......     (1,971)        (711)           -
                                         ----------   ----------   ----------
Net income..............................  $  27,280    $  32,524    $  16,839
                                         ==========   ==========   ==========
Basic earnings per share:
    Income from continuing operations
    before cumulative effect of change
    in accounting principle.............  $    1.59    $    1.32    $    1.10
    Cumulative effect of change in
    accounting principle................      (0.64)           -        (0.02)
    Discontinued operations.............      (0.06)       (0.03)           -
                                         ----------   ----------   ----------
    Net income..........................  $    0.89    $    1.29    $    1.08
                                         ==========   ==========   ==========
Diluted earnings per share:
    Income from continuing operations
    before cumulative effect of change
    in accounting principle.............  $    1.51    $    1.25    $    1.05
    Cumulative effect of change in
    accounting principle................      (0.60)           -        (0.03)
    Discontinued operations.............      (0.06)       (0.02)           -
                                         ----------   ----------   ----------
    Net income..........................  $    0.85    $    1.23    $    1.02
                                         ==========   ==========   ==========
Weighted average number of ordinary
shares outstanding
    Basic..............................  30,652,719   25,190,283   15,646,106
                                         ==========   ==========   ==========
    Diluted............................  32,228,001   26,505,611   16,485,338
                                         ==========   ==========   ==========


         See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED

               CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

              (Expressed in Thousands of United States Dollars)


                                          Year Ended   Year Ended   Year Ended
                                           December     December   December 31,
                                           31, 2003     31, 2002       2001
                                          ---------    ---------    ---------
Net income.............................   $  27,280    $  32,524    $  16,839
                                          ---------    ---------    ---------
Other comprehensive income (loss), net
  of tax:
Unrealized appreciation (depreciation)
  on investments.......................      10,270       18,049       (3,000)
Add: reclassification adjustment for
  investment gains (losses) included in
  net income...........................      (2,352)      (5,493)       3,196
                                          ---------    ---------    ---------
Net unrealized appreciation  on
  investments, net of income taxes
  of $2,222, $3,853 and $(1,376)              7,918       12,556          196
Cumulative translation adjustment .....       6,277        5,908           --
Minimum pension liability adjustment,
  net of income taxes of $588 and
  ($588).............................         1,371       (1,371)          --
                                          ---------    ---------    ---------
Other comprehensive income.............      15,566       17,093          196
                                          ---------    ---------    ---------
Comprehensive income...................   $  42,846    $  49,617    $  17,035
                                          =========    =========    =========

         See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(Expressed in Thousands of United States Dollars, except for number of shares)


                                             Year Ended       Year Ended       Year Ended
                                            December 31,     December 31,     December 31,
                                                2003            2002             2001
                                            ------------    ------------    ------------
Ordinary shares:
  Beginning of year .....................     26,927,456      20,144,956      15,614,240
  Ordinary shares issued ................      9,200,000       6,750,000       4,532,380
  Ordinary shares repurchased ...........     (1,525,000)           --          (100,000)
  Issuance  to  employees  on exercise of
  options ...............................        425,955          32,500          98,336
  Issuance on exercise of warrants ......        200,000            --              --
                                            ------------    ------------    ------------
  End of year ...........................     35,228,411      26,927,456      20,144,956
                                            ============    ============    ============
Share capital:
  Beginning of year .....................   $        269    $        201    $        156
  Ordinary shares issued ................             92              68              45
  Ordinary shares repurchased ...........            (15)           --                (1)
  Issuance  to  employees  on exercise of
  options ...............................              4            --                 1
  Issuance on exercise of warrants ......              2            --              --
                                            ------------    ------------    ------------
  End of year ...........................            352             269             201
                                            ------------    ------------    ------------
Additional paid in capital:
  Beginning of year .....................        416,712         301,542         223,771
  Ordinary shares issued ................        179,995         114,252          77,955
  Ordinary shares repurchased ...........        (29,966)           --            (1,483)
  Stock option expense ..................            207             639            --
  Issuance  to  employees  on exercise of
  options ...............................          4,575             279           1,299
  Issuance on exercise of warrants ......          2,998            --              --
  Issuance of Hybrid Capital Units ......        (24,171)           --              --
  Warrants repurchased ..................         (1,600)           --              --
                                            ------------    ------------    ------------
  End of year ...........................        548,750         416,712         301,542
                                            ------------    ------------    ------------
Accumulated other comprehensive income
  (loss):
  Unrealized appreciation on investments
    Beginning of year ...................          8,930          (3,626)         (3,822)
    Change in period (net of tax) .......          7,918          12,556             196
                                            ------------    ------------    ------------
  End of year ...........................         16,848           8,930          (3,626)
                                            ------------    ------------    ------------
  Cumulative translation adjustment
    Beginning of year ...................          5,908            --              --
    Change in period (net of tax) .......          6,278           5,908            --
                                            ------------    ------------    ------------
    End of year .........................         12,186           5,908            --
                                            ------------    ------------    ------------
  Minimum pension liability adjustment ..
    Beginning of year ...................         (1,371)           --              --
    Change in period (net of tax) .......          1,371          (1,371)           --
                                            ------------    ------------    ------------
    End of year .........................           --            (1,371)           --
                                            ------------    ------------    ------------
Total accumulated other comprehensive
  income (loss) .........................         29,034          13,467          (3,626)
                                            ------------    ------------    ------------
Retained earnings:
  Beginning of year .....................         60,644          33,165          19,459
  Net income ............................         27,280          32,524          16,839
  Dividends paid ........................         (6,216)         (5,045)         (3,133)
                                            ------------    ------------    ------------
  End of year ...........................         81,708          60,644          33,165
                                            ------------    ------------    ------------
Total shareholders' equity ..............   $    659,844    $    491,092    $    331,282
                                            ============    ============    ============

         See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

              (Expressed in Thousands of United States Dollars)


                                              Year Ended    Year Ended   Year Ended
                                               December      December     December
                                               31, 2003      31, 2002     31, 2001
                                             -----------    ---------    ---------
Operating activities
Income before cumulative effect
of change in accounting principle..........  $    46,817    $  32,524    $  17,245
Items not affecting cash:
   Net realized losses ...................         4,448       10,803        3,882
   Changes in value of embedded
      derivatives ........................        13,903         ----         ----
   Amortization of investments ...........         5,619          667       (1,484)
   Amortization of deferred acquisition
      costs ..............................        74,239       28,179       11,117
   Amortization of present value of
      in-force business ..................         4,926        2,777          206
   Changes in assets and liabilities:
      Accrued interest ...................        (6,731)      (2,575)         (19)
      Reinsurance balances and risk fees
         receivable ......................       (54,689)      29,019      (28,063)
      Deferred acquisition costs .........      (167,281)    (127,797)     (94,092)
      Deferred tax liability .............       (17,350)         863       (1,293)
      Other assets and liabilities .......       (25,561)        (804)      (8,218)
      Current income tax receivable and
         payable .........................        (1,459)       1,514        1,351
      Reserves for future policy benefits        159,242       (1,377)     131,627
      Interest sensitive contract
         liabilities, net of funds
         withheld at interest ............        25,546       16,260        9,485
      Unit linked contract liabilities ...          --        (11,280)        --
      Accounts payable and accrued
         expenses ........................        11,989        9,504       (9,388)
      Other ..............................        14,846        2,539       (1,076)
                                             -----------    ---------    ---------

   Net cash provided by (used in)
      operating activities ...............        88,504       (9,184)      31,280
                                             -----------    ---------    ---------

Investing Activities

Purchase of fixed maturity investments ...    (1,254,226)    (710,791)    (309,373)
Proceeds from sales of fixed maturity
   investments ...........................       288,611      183,588      297,337
Proceeds from maturity of fixed maturity
   investments ...........................       216,617      122,000       86,135

Purchase of preferred stock ..............       (82,717)        --           --

Proceeds from sale of preferred stock ....        18,530         --           --

Proceeds from maturity of preferred stock          5,137         --           --
Sale (purchase) of  other investments ....          --          5,291      (10,108)
Cost of acquisition of subsidiary net of
   cash acquired .........................      (140,228)      (2,270)      13,786
Purchase of fixed assets .................        (4,984)      (1,034)      (3,870)
                                             -----------    ---------    ---------

   Net cash provided by (used in)
      investing activities ...............      (953,260)    (403,216)      73,907
                                             -----------    ---------    ---------
Financing activities
Deposits to interest sensitive contract
   liabilities ...........................       736,884      320,338       83,137
Withdrawals from interest sensitive
   contract liabilities ..................       (40,783)     (27,627)    (200,751)
Borrowings ...............................          --        (65,145)      65,145
Issuance of ordinary shares ..............       187,666      114,599        1,299
Repurchase of ordinary shares ............       (29,981)        --         (1,483)

Repurchase of warrants ...................        (1,600)        --           --
Issuance of long term debt ...............        29,047      127,782         --
Net funds received on issuance of Hybrid
   Capital Units .........................       138,223         --           --
Dividends paid ...........................        (6,217)      (5,045)      (3,133)
                                             -----------    ---------    ---------
Net cash provided by (used in) financing
   activities ............................     1,013,239      464,902      (55,786)
                                             -----------    ---------    ---------
Net change in cash and cash equivalents ..       148,483       52,502       49,401
Cash and cash  equivalents,  beginning  of
   year ..................................       149,666       97,164       47,763
                                             -----------    ---------    ---------
Cash and cash equivalents, end of year ...   $   298,149    $ 149,666    $  97,164
                                             ===========    =========    =========

Supplemental cash flow information:
Interest paid ............................   $     6,195    $     738    $   1,311
                                             ===========    =========    =========


         See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2003

1.    Change of Name

      On September 2, 2003, we changed our name to Scottish Re Group Limited from Scottish Annuity & Life Holdings, Ltd. At the same time, World-Wide Holdings Limited and World-Wide Reassurance Company Limited changed their names to Scottish Re Holdings Limited and Scottish Re Limited, respectively.

2.    Organization, business and basis of presentation

Organization

      Scottish Re is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management. We have operating companies in Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States.

Business

Life Reinsurance

      In our Life Reinsurance North America segment, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies.

      We assume risks associated with primary life insurance policies and annuities, both in force and new business. We reinsure: (i) mortality, (ii) investment, (iii) persistency, and (iv) expense risks. Scottish Re (U.S.), Inc. originates reinsurance business predominantly by marketing its products and services directly to U.S. life insurance and reinsurance companies. Scottish Annuity & Life Insurance Company (Cayman) Ltd. originates reinsurance business predominantly through reinsurance brokers and intermediaries. In our Life Reinsurance International segment, we reinsure life and aircrew loss of license products. Life products that we reinsure include short term group and individual life and, to a lesser extent, disability and critical illness. In our Life Reinsurance International business we primarily target customers in developing markets as well as selected developed markets. The developing markets include Asia, Latin America, the Middle East, North Africa and Southern and Eastern Europe. In the more developed markets, we target "niche" market sectors that require a high degree of knowledge and experience. Scottish Re Limited markets its products through international brokers and its own marketing staff.

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

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

2. Organization, business and basis of presentation (continued)

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

      Consolidation--We consolidate the results of all our subsidiaries. All significant intercompany transactions and balances have been eliminated on consolidation. Prior year amounts have been reclassified to conform to the current year presentation.

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

3. Summary of significant accounting policies

      The following are our significant accounting policies:

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

Realized gains (losses) on securities are determined on a specific identification method. We track the cost of each security purchased so that we are able to identify and record a gain or loss when it is subsequently sold. In addition, declines in fair value that are determined to be other than temporary are included in realized gains (losses) in the consolidated statements of income. Realized gains and losses are stated net of associated amortization of deferred acquisition costs. EITF Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interests in Securitized Financial Assets," ("EITF 99-20") applies to all securities, purchased or retained, which represent beneficial interests in securitized assets, unless they meet certain exception criteria. Such securities include many collateralized mortgage, bond, debt and loan obligations (CMO, CBO, CDO, and CLO), mortgage-backed securities and asset-backed securities. Under EITF 99-20, a decline in fair value below the "amortized cost" basis is considered to be an other than temporary impairment whenever there is an adverse change in the amount or timing of cash flows to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates. Interest income is based on prospective estimates of future cash flows.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

3. Summary of significant accounting policies (continued)

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

      B. Investment in unit-linked securities

      Unit-linked securities were comprised of investments in a unit trust denominated in British pounds. These investments were acquired as part of the purchase of Scottish Re Holdings Limited on December 31, 2001 and were recorded at quoted market value. Changes in market value were recorded as realized gains or losses in total revenue. Investment income was recorded as revenue. The investment results of the unit-linked securities were generally passed on to the policyholder. During 2003, we sold the unit-linked securities as part of a novation of our unit-linked liabilities. (See Note 3L).

      C. Cash and cash equivalents

      Cash and cash equivalents include fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value.

      D. Funds withheld at interest

      Funds withheld at interest are funds held by ceding companies under modified coinsurance and coinsurance funds withheld agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies. These agreements are considered to include embedded derivatives as further discussed in Note 3S.

      E. Revenue recognition

      (i) Reinsurance premiums from traditional life policies and annuity policies with life contingencies are generally recognized as revenue when due from policyholders. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. Our premiums earned are recorded in accordance with information received from our ceding companies, or are estimated where this information is not current with the reporting period. These premium estimates are based on historical experience as adjusted for current treaty terms and other information. Actual results could differ from these estimates. Management monitors actual experience, and should circumstances warrant, will revise its estimates of premiums earned.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

3. Summary of significant accounting policies (continued)

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

      (ii) Fee income is recorded on an accrual basis:

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

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

3. Summary of significant accounting policies (continued)

function of the gross profits or revenues each year in relation to the total gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate.

      H.   Goodwill

      Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Goodwill was tested for impairment in 2002 and 2003. There was no impairment.

      During 2002 we finalized the goodwill arising on the acquisition of Scottish Re Holdings Limited. Goodwill arising on this acquisition amounts to $35.5 million in comparison with $30.6 million at December 31, 2001. The increase arose from additional legal, professional and other costs relating to the acquisition and finalization of the deferred tax balance existing at the date of the acquisition.

      I. Fixed assets and leasehold improvements

      Fixed assets include leasehold improvements, furniture and fittings and computer equipment. They are recorded at cost and are depreciated over their estimated useful lives ranging between 1 and 5 years on a straight-line basis. Accumulated depreciation at December 31, 2003 and 2002 amounted to $5.4 million and $2.9 million, respectively.

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

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

3. Summary of significant accounting policies (continued)

      L. Unit-linked contract liabilities

      Unit-linked contract liabilities assumed by Scottish Re Limited were recorded at account value and represent contracts in which the investment results attained were generally passed through to the policyholder. The investment results are capital gains and losses, net of tax. Amounts were credited to these products based on the underlying investment results of the unit-linked securities. During 2003, our Life Reinsurance International segment entered into an agreement to novate our unit-linked liabilities. (see Note 3B).

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

      N. Stock-based compensation

      Effective January 1, 2003, we have prospectively adopted the fair value-based stock option expense provisions of Statement of Financial Accounting Standards ("SFAS") No. 148. "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123". In prior years,  we  applied  the  intrinsic  value  method  as  detailed  in  Accounting
Principles  Board  ("APB")  Opinion  No.  25  and  related   interpretations  in
accounting for stock option plans. We did not recognize compensation cost because our options were issued with an exercise price equal to the market price of the stock on the date of issue. Note 18 contains a summary of the pro forma effects to reported net income and earnings per share for 2003, 2002 and 2001 had we elected to recognize compensation cost for all options based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

      O. Earnings per share

      In accordance with SFAS No. 128, "Earnings per Share" basic earnings per share is calculated based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings per share assume the exercise of all dilutive stock options and warrants using the treasury stock method.

      P. Segregated assets

      Separate account investments are in respect of wealth management clients and include the net asset values of the underlying funds plus separate cash and cash equivalent balances less separate account fees payable to us. The funds in the separate accounts are not part of our general funds and are not available to meet our general obligations. The assets and liabilities of these transactions move in tandem. The client bears the investment risk on the account and we receive an asset-based fee for providing this service that is recorded as fee income. Included in these accounts is a total return swap transaction totaling approximately $29.5 million on behalf of a wealth management client.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

3. Summary of significant accounting policies (continued)

      Q. Segregated liabilities

      Separate account liabilities include amounts set aside to pay the deferred variable annuities and the cash values associated with life insurance policies. These balances consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each separate account, less fees and withdrawals.

      These liabilities also include an amount in respect of a total return swap transaction totaling approximately $29.5 million.

      R. Fair value of financial instruments

      The fair value of assets and liabilities included on the consolidated balance sheets, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximate the carrying amount presented in the consolidated financial statements.

      S. Derivatives

      Our funds withheld at interest arise on modified coinsurance and funds withheld coinsurance transactions. Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies. The swap consists of two parts. The first is the market value of the underlying asset portfolio and the second is a hypothetical loan to the ceding company. The hypothetical loan is based on the expected cash flows of the underlying reinsurance liability. We have developed models to systematically estimate the value of the total return swap. The fair value of the embedded derivative is affected by changes in expected cash flows, credit spreads of the assets and changes in "risk-free" interest rates. The change in fair value is included in our calculation of estimated gross profits and, therefore, also affects the amortization of deferred acquisition costs. In addition to our quota share indemnity funds withheld contracts, we have entered into various financial reinsurance treaties that, although considered funds withheld, do not transfer significant insurance risk and are recorded on a deposit method of accounting. As a result of the experience refund provisions of these treaties the value of the embedded derivative is currently considered immaterial.

      We adopted DIG B36 on October 1, 2003. The initial adoption has resulted in a loss, after tax and after related amortization of deferred acquisition costs of $19.5 million. This has been recorded as a cumulative effect of change in accounting principle in our consolidated statement of income for the year ended December 31, 2003. The change in fair value of the derivative between October 1, 2003 and December 31, 2003 was a gain of $13.9 million, net of related amortization of deferred acquisition costs. The fair value of the derivative of $9.3 million at December 31, 2003 is included in other liabilities and other assets.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003
4.  Business acquisitions

      On December 22, 2003, we completed the purchase of 95% of ERC Life for $151.0 million in cash subject to certain post closing adjustments. The adjustments are dependant on the completion of the audit of the 2003 financial statements of ERC Life prepared in accordance with U.S. statutory accounting principles. These financial statements are due to be delivered to us on March 31, 2004. We have estimated the post closing adjustment at approximately $20.0 million on the basis of information currently available. There was no goodwill arising on the acquisition. The balance sheet of ERC Life at the date of acquisition is as follows:


                                                          December
                                                          22, 2003
                                                  ----------------------

                    Fixed maturity investments    $     263,301
                    Funds withheld at interest          204,256
                    Cash and other investments          106,656
                                                  ----------------------
                    Total investments                   574,213

                    Reinsurance balances receivable     105,242
                    Amounts recoverable from
                    reinsurers                          713,248
                    Other assets                         45,370
                                                  ----------------------
                    Total assets                  $   1,438,073
                                                  ======================

                    Reserves for future policy
                    benefits                      $     951,899
                    Interest sensitive contract
                    liabilities                         177,485
                    Reinsurance balances payable        108,894
                    Other liabilities                    15,141
                                                  ----------------------
                    Total liabilities             $   1,253,419
                                                  ======================


      The following pro forma information related to our acquisition of ERC Life for the years ended December 31, 2003 and 2002 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented.


                                                    Year        Year
                                                   Ended       Ended
                                                  December    December
                                                  31, 2003     31, 2002
                                                  --------     --------
                  Revenue......................   $768,223    $473,032
                  Net income...................   $ 67,663    $ 29,127
                  Earnings per ordinary share -
                  Basic.........................  $   2.21    $   1.16
                  Earnings per ordinary share -
                  Diluted......................   $   2.10    $   1.10

      On December 31, 2001, we completed the purchase of Scottish Re Holdings Limited and its wholly owned subsidiary Scottish Re Limited. We issued 4,532,380 ordinary shares with a value of $78.0 million to Pacific Life in exchange for all of the outstanding shares of Scottish Re Holdings Limited. The excess of the purchase price over net assets acquired was $35.5 million, which is recorded as goodwill on the balance sheet at December 31, 2003 and 2002.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

4.  Business acquisitions  (Continued)

      The following pro forma information related to our acquisition of Scottish Re Holdings Limited for the year ended December 31, 2001 illustrates the effects of the acquisition as if it had occurred at the beginning of the period presented. Scottish Re Holdings Limited's results are for the year ended September 30, 2001.


                                                         Year Ended
                                                          December
                                                          31, 2001
                                                  ----------------------

                    Revenue....................   $    157,661
                    Net income.................   $     18,904
                    Earnings per ordinary share
                    - Basic ...................   $       0.94
                    Earnings per ordinary share
                    - Diluted ................    $       0.90

      The acquisitions described above were accounted for by the purchase method of accounting. In accordance with APB Opinion No. 16, "Business Combinations," the accompanying consolidated statements of income do not include any revenues or expenses related to this acquisition prior to the closing date.

5.    Discontinued operations

      During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the office and are in the process of liquidating the company. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the year ended December 31, 2003 losses from these operations amounted to $2.0 million in comparison with $0.7 million in 2002.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

6.    Business segments

      We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America, Life Reinsurance International and Wealth Management. The segment reporting for the lines of business is as follows:


                                              Year Ended December 31, 2003
                            -----------------------------------------------------------------
                               Life
                            Reinsurance    Life
                               North    Reinsurance      Wealth
                              America   International   Management       Other       Total
                            ---------    ---------      ---------      ---------    ---------
Premiums earned .........   $ 230,708    $ 161,268      $    --        $    --      $ 391,976
Investment income, net ..     135,731        7,537            205          4,555      148,028
Realized gains (losses) .      (6,124)         548             35          1,093       (4,448)
Change in value of
embedded derivative .....      13,903         --             --             --         13,903
Fee income ..............       4,067         --            3,840           --          7,907
                            ---------    ---------      ---------      ---------    ---------
   Total revenues .......     378,285      169,353          4,080          5,648      557,366
                            ---------    ---------      ---------      ---------    ---------
Claims and other policy
benefits ................     171,711      104,152           --             --        275,863
Interest credited to
interest sensitive
contract liabilities ....      89,156           24           --             --         89,180
Acquisition costs and
other insurance expenses,
net .....................      83,594       30,143          2,263           --        116,000
Operating expenses ......       8,646       11,518            468         10,389       31,021
Interest expense ........       1,109         --             --            6,448        7,557
                            ---------    ---------      ---------      ---------    ---------
   Total benefits and
   expenses .............     354,216      145,837          2,731         16,837      519,621
                            ---------    ---------      ---------      ---------    ---------

Income (loss) before
income taxes and minority
interest ................   $  24,069    $  23,516      $   1,349      $ (11,189)   $  37,745
                            =========    =========      =========      =========    =========




                                              Year Ended December 31, 2002
                            -----------------------------------------------------------------
                               Life
                            Reinsurance    Life
                               North    Reinsurance      Wealth
                              America   International   Management       Other       Total
                            ---------    ---------      ---------      ---------    ---------
Premiums earned .........   $ 122,794    $  79,742      $    --        $    --      $ 202,536
Investment income, net ..      97,406        6,716             15          3,769      107,906
Realized gains (losses) .      (4,833)      (5,942)          (208)           179      (10,804)
Fee income ..............       3,148         --            3,426           --          6,574
                            ---------    ---------      ---------      ---------    ---------
   Total revenues .......     218,515       80,516          3,233          3,948      306,212
                            ---------    ---------      ---------      ---------    ---------

Claims and other policy
benefits ................      91,774       50,384           --             --        142,158
Interest credited to
interest sensitive
contract liabilities ....      48,140         --             --             --         48,140
Acquisition costs and
other insurance expenses,
net .....................      48,401        8,281          3,391           --         60,073
Operating expenses ......       7,323        6,647          1,017          8,099       23,086
Interest expense ........        --           --             --            1,414        1,414
                            ---------    ---------      ---------      ---------    ---------
   Total benefits and
   expenses .............     195,638       65,312          4,408          9,513      274,871
                            ---------    ---------      ---------      ---------    ---------

Income (loss) before
income taxes and minority
interest ................   $  22,877    $  15,204      $  (1,175)     $  (5,565)   $  31,341
                            =========    =========      =========      =========    =========

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

6.   Business segments (continued)



                                              Year Ended December 31, 2001
                            -----------------------------------------------------------------
                               Life
                            Reinsurance    Life
                               North    Reinsurance      Wealth
                              America   International   Management       Other       Total
                            ---------    ---------      ---------      ---------    ---------
Premiums earned ............$  68,344    $     --       $    --        $    --      $  68,344
Investment income, net .....   44,151          --              68          7,472       51,691
Realized gains (losses) ....   (4,500)         --            --              618       (3,882)
Fee income .................    1,686          --           3,123           --          4,809
                            ---------    ------         ---------      ---------    ---------
   Total revenues ..........  109,681          --           3,191          8,090      120,962
                            ---------    ------         ---------      ---------    ---------
Claims and other policy
benefits ...................   51,245          --            --             --         51,245
Interest credited to
interest sensitive
contract liabilities .......   17,578          --            --             --         17,578
Acquisition costs and
other insurance expenses,
net ........................   23,411          --             917           --         24,328
Operating expenses .........    3,191          --             897          5,085        9,173
Interest expense ...........     --            --            --            1,405        1,405
                            ---------    ------         ---------      ---------    ---------
   Total benefits and
   expenses ................   95,425          --           1,814          6,490      103,729
                            ---------    ------         ---------      ---------    ---------
Income before income
taxes and minority interest $  14,256    $     --       $   1,377      $   1,600    $  17,233
                            =========    ======         =========      =========    =========



                                     December 31,   December 31,
Assets                                   2003           2002
                                    -------------- --------------

Life Reinsurance:
      North America..............   $    4,882,222 $    2,236,089
      International..............          308,459        265,658
                                    -------------- --------------
Total Life Reinsurance...........        5,190,681      2,501,747
Wealth Management................          789,543        681,534
Other............................           73,293        107,945
                                    -------------- --------------
Total............................   $    6,053,517 $    3,291,226
                                    ============== ==============

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

7. Foreign sales and operations

      Our operations include Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States.

      Financial information relating to geographic areas:



                                          Year Ended   Year Ended   Year Ended
                                           December     December   December 31,
                                           31, 2003     31, 2002       2001
                                         ------------ ------------ ------------
Revenues
U.S. business.........................   $    405,197 $    218,515 $    109,680
Non--U.S. business.....................       152,169       87,697       11,282
                                         ------------ ------------ ------------
Total.................................   $    557,366 $    306,212 $    120,962
                                         ============ ============ ============



8. Earnings per ordinary share

      The following table sets forth the computation of basic and diluted earnings per ordinary share:


                                          Year Ended        Year Ended        Year Ended
                                         December 31,      December 31,      December 31,
                                            2003              2002              2001
                                       --------------    --------------    --------------
Numerator:
Net income .........................   $       27,280    $       32,524    $       16,839
                                       ==============    ==============    ==============
Denominator:
Denominator for basic earnings
  per ordinary share
Weighted average number of
  ordinary shares ..................       30,652,719        25,190,283        15,646,106
Effect of dilutive securities
  - Stock options ..................          885,552           839,387           660,387
  - Warrants .......................          689,730           475,942           178,845
                                       --------------    --------------    --------------
Denominator for dilutive earnings
  per ordinary share ...............       32,228,001        26,505,612        16,485,338
                                       ==============    ==============    ==============
Basic earnings per share:
   Income from continuing operations   $         1.59    $         1.32    $        1.10
   Cumulative effect of change in
   accounting principle ............            (0.64)              --              (0.02)
   Discontinued operations .........            (0.06)            (0.03)              --
                                       --------------    --------------    --------------
   Net income ......................   $         0.89    $         1.29    $         1.08
                                       ==============    ==============    ==============
Diluted earnings per share:
   Income from continuing operations   $         1.51    $         1.25    $         1.05
   Cumulative effect of change in
   accounting principle ............            (0.60)              --              (0.03)
   Discontinued operations .........            (0.06)            (0.02)              --
                                       --------------    --------------    --------------
   Net income ......................   $         0.85    $         1.23    $         1.02
                                       ==============    ==============    ==============


                             SCOTTISH RE GROUP LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                December 31, 2003

9.    Investments

      The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments and preferred stock at December 31, 2003 and 2002 are as follows:


                                                       December 31, 2003
                                       --------------------------------------------------
                                                      Gross         Gross      Estimated
                                       Amortized    Unrealized   Unrealized      Fair
                                          Cost     Appreciation Depreciation     Value
                                       ----------   ----------   ----------    ----------
U.S. Treasury securities and U.S. ..
   government agency obligations ...   $   74,548   $      408   $     (400)   $   74,556
Corporate securities ...............    1,223,871       26,339       (4,122)    1,246,088
Municipal bonds ....................        1,800            5         --           1,805
Mortgage and asset backed securities      818,488       10,292      (10,061)      818,719
                                       ----------   ----------   ----------    ----------
Total ..............................   $2,118,707   $   37,044   $  (14,583)   $2,141,168
                                       ==========   ==========   ==========    ==========



                                                       December 31, 2002
                                       --------------------------------------------------
                                                      Gross         Gross      Estimated
                                       Amortized    Unrealized   Unrealized      Fair
                                          Cost     Appreciation Depreciation     Value
                                       ----------   ----------   ----------    ----------
U.S. Treasury securities and U.S. ..
   government agency obligations ...   $   12,943   $      865   $     --      $   13,808
Corporate securities ...............      537,601       17,657       (5,322)      549,936
Municipal bonds ....................        1,659         --             (1)        1,658
Mortgage and asset backed securities      439,101       10,265      (10,822)      438,544
                                       ----------   ----------   ----------    ----------
Total ..............................   $  991,304   $   28,787   $  (16,145)   $1,003,946
                                       ==========   ==========   ==========    ==========



      The contractual maturities of the fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):



                                                           December 31, 2003
                                                     ------------------------------
                                                        Amortized        Estimated
                                                          Cost          Fair Value
                                                     -------------    -------------
Due in one year or less...........................   $      51,076    $      51,537
Due in one year through five years................         409,451          419,879
Due in five years through ten years...............         596,079          604,697
Due after ten years...............................         118,153          119,888
                                                     -------------    -------------
                                                         1,174,759        1,196,001
Mortgage and asset backed securities..............         818,488          818,718
                                                     -------------    -------------
Total.............................................   $   1,993,247    $   2,014,719
                                                     =============    =============

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

9.    Investments (continued)



      Gross realized gains and losses are as follows:


                                           Year Ended     Year Ended     Year Ended
                                            December       December       December
                                            31, 2003       31, 2002       31, 2001
                                          ------------   ------------   ------------
Proceeds from sale of investments......   $    307,141   $    183,588   $    297,337
                                          ============   ============   ============

Gross realized gains...................   $      7,796   $      7,968   $      5,160
Gross realized losses (1)..............        (13,506)       (18,595)        (9,064)
                                          ------------   ------------   ------------
Net realized losses....................         (5,710)       (10,627)        (3,904)
Other gains and losses.................          1,262           (177)            22
                                          ------------   ------------   ------------
Realized losses........................   $     (4,648)  $    (10,804)  $     (3,882)
                                          ============   ============   ============

------------------

(1) Includes $ 6.3 million, $10.0 million and $4.0 million in 2003, 2002 and 2001, respectively in respect of fixed maturity investments written down to estimated realizable values and $2.9 million, $2.5 million and $2.9 million in 2003, 2002 and 2001 respectively in respect of modified coinsurance receivables written down to estimated realizable values.

      At December 31, 2003 and 2002, we did not have a material concentration of investments in fixed income securities in a single issuer, industry or geographic location.

      The following tables provide information on the length of time securities have been continuously in an unrealized loss position:


                                         December 31, 2003
                  ----------------------------------------------------------------------
                                            Estimated
                                             Fair                  Unrealized
Days              Book Value     %           Value         %          Loss           %
----              ----------    -----       --------     -----       --------      -----
                                        Dollars in thousands
0-90 ...........   $308,267      55.6%      $304,511      56.4%      $ (3,756)      25.8%
91-180 .........    115,702      20.9        113,405      21.0         (2,297)      15.8
181-270 ........     56,362      10.1         55,243      10.2         (1,119)       7.7
271-360 ........     13,486       2.4         13,064       2.4           (422)       2.9
Greater than 360     60,882      11.0         53,893      10.0         (6,989)      47.8
                   --------     -----       --------     -----       --------      -----
Total ..........   $554,699     100.0%      $540,116     100.0       $(14,583)     100.0%
                   ========     =====       ========     =====       ========      =====





                                         December 31, 2002
                  ----------------------------------------------------------------------
                                            Estimated
                                             Fair                  Unrealized
Days              Book Value     %           Value         %          Loss           %
----              ----------    -----       --------     -----       --------      -----
                                        Dollars in thousands
0-90 ............  $ 81,724      38.3%      $ 79,557      40.3%      $ (2,167)      13.4%
91-180 ..........    53,663      25.1         50,082      25.4         (3,581)      22.2
181-270 .........    21,621      10.1         17,759       9.0         (3,862)      23.9
271-360 .........     7,227       3.4          6,212       3.1         (1,015)       6.3
Greater than 360     49,420      23.1         43,900      22.2         (5,520)      34.2
                   --------     -----       --------     -----       --------      -----
Total ...........  $213,655     100.0%      $197,510     100.0%      $(16,145)     100.0%
                   ========     =====       ========     =====       ========      =====


                             SCOTTISH RE GROUP LTD.

                                December 31, 2003


10. Funds withheld at interest

      At December 31, 2003, funds withheld at interest were in respect of six fixed annuity reinsurance contracts with three ceding companies. At December 31, 2002 we had four fixed annuity reinsurance contracts with two ceding companies. We had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion at December 31, 2003 and $1.1 billion at December 31, 2002, which represented 86% and 98% of the funds withheld balances. The other contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company.

      According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of assets, excluding cash, backing our funds withheld at interest at December 31, 2003 and 2002 are as follows:



                                                   December 31, 2003
                                        -------------------------------------------------------
                                                       Gross         Gross         Estimated
                                        Amortized    Unrealized     Unrealized       Fair
                                           Cost     Appreciation   Depreciation      Value
                                       -----------   -----------    -----------    -----------
U.S. Treasury securities and U.S. ..
  government agency obligations ....   $    31,577   $       526    $      (144)   $    31,959
Corporate securities ...............       970,157        77,966         (2,074)     1,046,049
Municipal bonds ....................        22,481           835           (248)        23,068
Mortgage and asset backed securities       318,151        12,254         (1,482)       328,923
                                       -----------   -----------    -----------    -----------
                                         1,342,366        91,581         (3,948)     1,429,999
Commercial mortgage loans ..........       120,178         9,694           (496)       129,376
                                       -----------   -----------    -----------    -----------
Total ..............................   $ 1,462,544   $   101,275    $    (4,444)   $ 1,559,375
                                       ===========   ===========    ===========    ===========



                                                   December 31, 2002
                                        -------------------------------------------------------
                                                       Gross         Gross         Estimated
                                        Amortized    Unrealized     Unrealized       Fair
                                           Cost     Appreciation   Depreciation      Value
                                       -----------   -----------    -----------    -----------
U.S. Treasury securities and U.S. ..
  government agency obligations ....   $    10,230   $       343    $      --      $    10,573
Corporate securities ...............       778,251        56,377        (12,468)       822,160
Municipal bonds ....................           501             8           --              509
Mortgage and asset backed securities       201,887        11,364           (101)       213,150
                                       -----------   -----------    -----------    -----------
                                           990,869        68,092        (12,569)     1,046,392
Commercial mortgage loans ..........       101,360        10,908           --          112,268
                                       -----------   -----------    -----------    -----------
Total ..............................   $ 1,092,229   $    79,000    $   (12,569)   $ 1,158,660
                                       ===========   ===========    ===========    ===========

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

10. Funds withheld at interest (continued)

      According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):


                                                       December 31, 2003
                                               -------------------------------
                                                                Estimated Fair
                                               Amortized Cost        Value
                                               -------------   --------------
Due in one year or less.....................   $      10,582   $       10,938
Due in one year through five years..........         268,943          288,941
Due in five years through ten years.........         665,959          720,158
Due after ten years.........................          78,731           81,039
                                               -------------   --------------
                                                   1,024,215        1,101,076
Mortgage and asset backed securities........         318,151          328,923
                                               -------------   --------------
Total .....................................    $   1,342,366   $    1,429,999
                                               =============   ==============





11.   Reinsurance ceded

      Premiums earned are analyzed as follows


                                  Year ended      Year ended       Year ended
                                 December 31,    December 31,     December 31,
                                     2003            2002             2001
                                -------------   --------------  --------------
Premiums assumed............    $     415,653   $      210,166  $       68,581
Premiums ceded...............         (23,677)          (7,630)           (237)
                                -------------   --------------  --------------
Premiums earned..............   $     391,976   $      202,536  $       68,344
                                =============   ==============  ==============

      Reinsurance contracts do not relieve us from our obligations to policyholders. Failure of reinsurers to honor their obligations could result in losses to us. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Claims and other policy benefits are net of reinsurance recoveries of $21.4 million and $8.5 million during the years ended December 31, 2003 and 2002.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

12. Present value of in-force business

      A reconciliation of the present value of in-force business is as follows:

                                               December   December   December
                                               31, 2003   31, 2002   31, 2001
                                               --------   --------   --------
Balance at beginning of year................   $ 18,181   $ 20,383   $ 10,433
Acquisition of Scottish Re Holdings Limited.         --         --     10,156
Amortization................................     (4,926)    (2,777)      (206)
Other.......................................        224        575         --
                                               --------   --------   --------
Balance at end of year......................   $ 13,479   $ 18,181   $ 20,383
                                               ========   ========   ========

      Future estimated amortization of the present value of in-force business is as follows:

            Year ending December 31
            -----------------------
            2004 ..................   2,418
            2005 ..................   1,899
            2006 ..................   2,057
            2007 ..................   1,987
            2008 ..................   2,284
            Thereafter ............   2,834


13.   Reinsurance transactions

      The following table summarizes the acquisitions of in-force reinsurance transactions completed by us during 2002 and 2001. There were no acquisitions of in-force reinsurance transactions in 2003. These transactions are accounted for as purchases. Our results of operations include the effects of these purchases only from the respective acquisition dates.


                                          December    December
                                          31, 2002    31, 2001
                                          --------   --------
      Fair value of assets acquired ...   $ 26,032   $107,353
      Deferred acquisition costs ......      6,571     11,000
                                          --------   --------
      Total assets acquired ...........   $ 32,603   $118,353
                                          ========   ========
      Fair value of liabilities assumed   $ 32,603   $118,353
                                          ========   ========

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003


14.   Deferred acquisition costs

      The change in deferred acquisition costs is as follows:


                                             December    December     December
                                             31, 2003    31, 2002     31, 2001
                                            ---------    ---------    ---------
Balance beginning of period .............   $ 213,516    $ 113,898    $  30,922
Expenses deferred .......................     167,185      129,306       83,092
Amortization expense ....................     (74,239)     (28,178)     (11,116)
Deferred  acquisition  costs on  in-force
  reinsurance transactions purchased ....        --          6,571       11,000
Deferred acquisition costs on realized
  losses ................................       2,129       (8,081)        --
                                            ---------    ---------    ---------
Balance at end of year ..................   $ 308,591    $ 213,516    $ 113,898
                                            =========    =========    =========


15.   Long-term debt

      Long-term debt consists of:


                                                         December    December
                                                         31, 2003    31, 2002
                                                        ---------   ---------
4.5% senior convertible notes due 2022...............   $ 115,000   $ 115,000
Capital securities due 2032..........................      17,500      17,500
Preferred trust securities due 2033..................      20,000           -
Trust preferred securities due 2033..................      10,000           -
                                                        ---------   ---------
                                                        $ 162,500   $ 132,500
                                                        =========   =========

4.5% Senior convertible notes

      On November 22, 2002 and November 27, 2002 we issued $115.0 million (which includes an over allotment option of $15.0 million) of 4.5% senior convertible notes, which are due December 1, 2022, to qualified institutional buyers. The notes are general unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment with all our future subordinated indebtedness. Interest on the notes is payable on June 1 and December 1 of each year. The notes are rated Baa2 by Moody's and BBB- by Standard & Poor's.

      The notes are convertible into our ordinary shares initially at a conversion rate of 46.0617 ordinary shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $21.71 per ordinary share), subject to our right to deliver, in lieu of our ordinary shares, cash or a combination of cash and our ordinary shares. The notes are redeemable at our option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are subject to repurchase by us upon a change of control of Scottish Re or at a holder's option on December 6, 2006, December 1, 2010, December 1, 2012 and December 1, 2017, at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are due on December 1, 2022 unless earlier converted, redeemed by us at our option or repurchased by us at a holder's option.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003



15.   Long-term debt(continued)

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

      o     if we have called those notes for redemption; or

      o     upon the occurrence of the certain specified corporate transactions.

      Under a registration rights agreement, we agreed to file with the Securities and Exchange Commission, a shelf registration statement, for resale of the notes and our ordinary shares issuable upon conversion of the notes. This registration statement has been filed and later declared effective by the Securities and Exchange Commission on April 4, 2003.

Capital securities

      On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust I") issued and sold in a private offering $17.5 million Capital Floating Rate Capital Securities ("the capital securities"). All of the common shares of Capital Trust I are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

      The capital securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2003 and December 31, 2002, the interest rates were 5.15% and 5.38%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Capital Trust I may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as described below).

      The sole assets of Capital Trust I consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2003 and December 31, 2002, the interest rates were 5.15% and 5.38%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 and in the event of certain changes in tax or investment company law.

      Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the capital securities.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

15.   Long-term debt(continued)

Preferred trust securities

      On October 29, 2003, Scottish Holdings, Inc. Statutory Trust II, a Connecticut statutory business trust ("Capital Trust II") issued and sold in a private offering of $20.0 million Preferred Trust Securities ("the preferred trust securities"). All of the common shares of Capital Trust II are owned by Scottish Holdings, Inc.

      The preferred trust securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2003. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At December 31, 2003, the interest rate was 5.10%. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Floating Rate Debentures due October 29, 2033 (as described below).

      The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures issued by Scottish Holdings, Inc. The Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At December 31, 2003 the interest rate was 5.10%. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

      Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Floating Rate Debentures and distributions and other payments due on the preferred trust securities.

      Trust Preferred Securities

      On November 14, 2003, GPIC Holdings Inc. Statutory Trust, a Delaware statutory business trust ("GPIC Trust") issued and sold in a private offering of $10.0 million Trust Preferred Securities ("the trust preferred securities"). All of the common shares of GPIC Trust are owned by Scottish Holdings, Inc.

      The trust preferred securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At December 31, 2003, the interest rate was 5.05%. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

      The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes issued by Scottish Holdings, Inc. The Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At December 31, 2003 the interest rate was 5.05%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

      Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Notes and distributions and other payments due on the trust preferred securities.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

16.   Mezzanine equity

      On December 17, and December 22, 2003, we issued in a public offering 5,750,000 HyCUs. The aggregate net proceeds were $141.9 million. Each HyCU consists of:

      o A purchase contract under which the holder agrees to purchase an agreed upon number of ordinary shares on February 15, 2007 at a purchase price of $25.00; and

      o A convertible preferred share with a liquidation preference of $25, convertible into ordinary shares, which we will settle in cash and ordinary shares on May 21, 2007.

The agreed upon number of shares that a purchase contract will be settled for is called the "settlement rate". The settlement rate on each purchase contract is as follows:

      o If the average closing price per ordinary share on each of the 20 consecutive trading days ending on the fourth trading day preceding February 15, 2007 (the "Applicable Market Value"), is less than or equal to $19.32, then each purchase contract will be settled for
            1.294 ordinary shares.

      o If the Applicable Market Value is greater than $19.32, then each purchase contract will be settled for a number of ordinary shares by dividing $25 by the Applicable Market Value.

      The convertible shares will be initially convertible into 1.0607 ordinary shares per $25 liquidation preference (referred to as the "conversion rate"), subject to anti-dilution adjustments. This reflects an initial conversion price of $23.57. Upon conversion we will deliver cash equal to the $25 liquidation preference and ordinary shares for the value of the excess, if any, of the conversion obligation minus the liquidation preference. The conversion obligation is the conversion rate at the time of conversion multiplied by the average trading price of our ordinary shares for a specified period following the redemption date.

      Amounts will accumulate under the HyCUs at a rate of 5.875% per year, payable quarterly beginning February 14, 2004. These amounts will consist of:

      o     Quarterly contract adjustment payments at a rate of 4.875% per year;
            and

      o Dividends at a rate of 1.00% per year on the convertible preferred shares, payable quarterly when declared by our board of directors.

      We may defer contract adjustment payments until no later than the purchase contract settlement date.

      Each convertible preferred share is pledged to us to secure the holder's obligation under the purchase contract. A holder of the HyCU can obtain the release of the pledged convertible share by substituting zero-coupon treasury securities as security for the obligation under the purchase contract. The resulting unit is then known as a Treasury Unit. Holders of Treasury Units can recreate HyCUs by re-substituting the convertible preferred shares and withdrawing the treasury securities.

      The convertible preferred shares will be mandatorily redeemed on May 21, 2007.

      We have accounted for the HyCUs in accordance with SFAS No. 150 " Accounting for Certain Instruments with Characteristics of Debt and Equity". Accordingly, the HyCUs have been recorded as mezzanine equity of $141.9 million, which is net of issuance costs related to the convertible preferred shares. The present value of the

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

16.   Mezzanine equity (continued)

contract adjustment payments (discounted at a rate of 4.75%) of $20.5 million has been included in other liabilities and resulted in a decrease in additional paid-in capital at the date of issuance. Issue costs on the forward contract have also been included in additional paid-in capital. The dividends on the convertible preferred shares are included in interest expense.


17.   Shareholders' equity

Ordinary shares

      We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

      During 2001 we issued 98,336 ordinary shares to employees upon the exercise of stock options. In September 2001, 100,000 ordinary shares were repurchased for $1.5 million. On December 31, 2001 we issued 4,532,380 ordinary shares to Pacific Life to acquire Scottish Re Holdings Limited, resulting in 20,144,956 outstanding ordinary shares.

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

      On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) in which we raised aggregate net proceeds of $180.1 million. We used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life at a purchase price of $19.66 per share.

      During the year ended December 31, 2003 we issued 180,000 ordinary shares to employees upon the exercise of stock options. During the year ended December 31, 2003 we issued 200,000 ordinary shares upon the exercise of Class A warrants and we repurchased 200,000 Class B warrants for $3.0 million.

      At December 31, 2003, there were 35,228,411 outstanding ordinary shares.

Preferred shares

      We are authorized to issue 50,000,000 preferred shares of par value $0.01 each.

      On December 17 and December 22, 2003, in connection with our HyCU offering, we issued 5,750,000 convertible preferred shares having a per share liquidation preference of $25 and an initial conversion rate of 1.067 ordinary shares per $25 liquidation preference, subject to anti-dilution adjustments. The convertible preferred shares have a 1% annual dividend rate and will be mandatorily redeemed by us on May 21, 2007. See Note 16 for additional description of the terms of the convertible preferred shares.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

17.  Shareholders' equity (continued)

Warrants

      At December 31, 2002 there were 2,850,000 Class A warrants and 200,000 Class B warrants outstanding, each class with an exercise price of $15.00. During the year ended December 31, 2003 we issued 200,000 ordinary shares upon the exercise of Class A warrants and we repurchased 200,000 Class B warrants for $3.0 million. As at December 31, 2003 there are 2,650,000 Class A warrants outstanding.

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


18.   Employee benefit plans

Pension plan

      We provide retirement benefits to the majority of employees, under defined contribution plans. Defined contribution plan expenses totaled $1.1 million, $878,000 and $414,000 for the years ended December 31, 2003, 2002 and 2001, respectively. In 2002 pension benefits were provided to Scottish Re Holdings Limited employees under a defined benefit pension plan. During 2003, we established a defined contribution plan for Scottish Re Holdings Limited. New employees in 2003 joined this plan and a number of employees transferred from the defined benefit scheme to the defined contribution scheme. A small number of employees remain in the defined benefit plan and, additionally, there are preserved benefits for some transferees and some ex-employees in the defined benefit plan.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

18. Employee benefit plans (continued)

      The defined benefit plan asset activity and movement on the defined benefit plan obligation is as follows:


                                                 December   December
                                                 31, 2003   31, 2002
                                                 -------    -------
Change in plan assets
Fair value of plan assets at beginning of year   $ 4,395    $ 3,838
Foreign currency translation adjustment ......       712       --
Actual return on plan assets .................       721       (515)
Contributions ................................     2,487      1,330
Benefits paid ................................       (72)      (258)
                                                 -------    -------
Fair value of plan assets at end of year .....   $ 8,243    $ 4,395
                                                 =======    =======



                                                 December   December
                                                 31, 2003   31, 2002
                                                 -------    -------
Change in benefit obligation
 Benefit obligation at beginning of year         $ 6,120    $ 4,155
 Foreign currency translation adjustment             738       --
 Service cost ..........................             508        314
 Interest cost .........................             363        243
 Actuarial loss ........................             524      1,666
 Benefits paid .........................             (72)      (258)
                                                 -------    -------
Benefits obligation at end of year .....         $ 8,181    $ 6,120
                                                 =======    =======
Funded status ..........................         $    62    $(1,725)
Unrecognized net loss ..................           2,747      2,475
                                                 -------    -------
Prepaid benefit cost ...................         $ 2,809    $   750
                                                 =======    =======


      Amounts recognized in the statement of financial position consist of:



Prepaid benefit cost .........................   $   2,809    $     750
Accumulated other comprehensive income .......        --         (1,959)
                                                 =========    =========
Net amount recognized ........................   $   2,809    $  (1,209)
                                                 =========    =========
Weighted  average  assumptions  as of December
31, 2003 and 2002
  Weighted average discount rate .............        5.50%        5.50%
  Expected return on plan assets .............        6.50%        6.50%
  Rate of salary increases ...................        4.25%        4.25%
  Rate of inflation ..........................        2.5%         2.25%


                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

18. Employee benefit plans (continued)

      Plan assets are invested in third party investment funds that are managed externally. The assets consist of equities, fixed maturities and cash.


      The components of net defined benefit pension costs are as follows:

                                      Year Ended   Year Ended
                                       December    December
                                       31, 2003    31, 2002
                                       --------    --------
      Service cost .................   $    553    $    314
      Interest cost ................        395         243
      Expected return on plan assets       (346)       (295)
      Loss amortization ............        115         --
                                       --------    --------
        Net periodic pension cost ..   $    717    $    262
                                       ========    ========


      As a result of the accumulated benefit obligation being in excess of plan assets at December 31, 2002 a minimum pension liability adjustment, net of tax, of $1.4 million net was recorded in other accumulated comprehensive income. At December 31, 2003, plan assets were in excess of the accumulated benefit obligation resulting in a change in other comprehensive income of $1.4 million.

401(k) plan

      We sponsor a 401(k) plan in the U.S. in which employee contributions on a pre-tax basis are supplemented by matching contributions. These contributions are invested, at the election of the employee, in one or more investment portfolios. Expenses for the plan amounted to $482,000, $390,000 and $269,000, respectively, in the years ended December 31, 2003, 2002 and 2001.

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

      In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". Effective

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

18. Employee benefit plans (continued)

January 1, 2003, we adopted the modified prospective method of fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. Compensation expense has been recognized for all stock options granted since January 1, 2003. This has resulted in a charge to income of $207,000 in the year ended December 31, 2003.

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

      Option activity under all Plans is as follows:


                                  Year Ended    Year Ended    Year Ended
                                 December 31,  December 31,  December 31,
                                    2003          2002          2001
                                 ----------    ----------    ----------
Outstanding, beginning of year    3,398,103     2,750,601     2,325,436
Granted ......................      180,000       861,500       601,000
Exercised ....................     (425,955)      (32,500)      (98,336)
Cancelled ....................      (64,831)     (181,498)      (77,499)
                                 ----------    ----------    ----------
Outstanding and exercisable,
end of year ..................    3,087,317     3,398,103     2,750,601
                                 ==========    ==========    ==========
Weighted average exercise
price per share:
Granted ......................   $  18.2515    $  18.0262    $  14.4486
Exercised ....................   $  10.7494    $   8.5982    $  13.2154
Cancelled ....................   $  18.2761    $  14.2490    $  10.6780
Outstanding and exercisable,
end of year ..................   $  13.3634    $  12.8706    $  11.2963

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

18. Employee benefit plans (continued)

      Summary of options outstanding at December 31, 2003:


                                                    Weighted                         Weighted
                                          Weighted   Average    Number    Weighted    Average
Year    Number                             Average  Remaining     of       Average  Remaining
of      of          Range of              Exercise Contractual  Shares     Exercise Contractual
Grant   Shares      Exercise Prices        Price       Life     Vested       Price      Life
       ---------    ------------------   -----------   ----   ---------   -----------   ----
1998     536,669   $           15.0000   $     15.00   4.92     536,669   $     15.00   4.92
1999     566,850    $8.0625 - $15.0000   $      9.57   4.01     566,850   $      9.75   4.01
2000     679,333    $7.7500 - $ 9.7500   $      8.22   5.87     679,333   $      8.22   5.87
2001     396,165    $7.0000 - $18.7600   $     14.52   6.39     259,018   $     14.51   6.39
2002     728,300   $15.5000 - $21.5100   $     18.05   8.15     176,300   $     18.34   8.14
2003     180,000   $20.7600 - $17.1300   $     18.25   9.43      14,000   $     17.70   9.34
       ---------    ------------------   -----------   ----   ---------   -----------   ----
       3,087,317    $7.0000 - $21.5100   $     13.36   6.17   2,232,170   $     11.78   5.43
       =========    ==================   ===========   ====   =========   ===========   ====




                                    Option     Option
                                    Plans      Plans not
                                 Approved by  Approved by  Total Option
                                 Shareholders Shareholders   Plans
                                  ---------   ---------   ---------
Outstanding ...................   1,955,069   1,132,248   3,087,317
Weighted average exercise price   $ 11.9778   $ 14.1659   $ 13.3634
Available for future issuance .      54,995      50,897     105,892


      Pro forma information regarding net income and earnings per share is required by SFAS No. 148, and has been determined as if we accounted for all the employee stock options under the fair value method of that Statement.

      The Black-Scholes option-pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, it requires the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

      For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. Our pro forma information is as follows:


                                                    Year        Year       Year
                                                    Ended       Ended      Ended
                                                   December    December   December
                                                   31, 2003    31, 2002    31, 2001
                                                   --------    --------    --------
Net income-- as reported .......................   $ 27,280    $ 32,524    $ 16,839
Stock-based employee compensation cost, net of
  related tax effects, included in the
  determination of net income as reported ......        207         639        --
Stock-based employee compensation cost, net of
  related tax effects, that would have been
  included in the determination of net
  income if the fair value based method had been
  applied to all awards ........................     (2,384)     (3,432)     (2,993)
                                                   --------    --------    --------
Net income-- pro forma .........................   $ 25,103    $ 29,731    $ 13,846
                                                   ========    ========    ========

                             SCOTTISH RE GROUP LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                December 31, 2003

18. Employee benefit plans (continued)



                                                 Year       Year       Year
                                                 Ended      Ended      Ended
                                                December   December   December
                                                31, 2003   31, 2002  31, 2001
                                                --------   --------   --------
Basic net income per share-- as reported......  $   0.89   $   1.29   $   1.08
Basic net income per share-- pro forma........  $   0.82   $   1.17   $   0.88
Diluted net income per share-- as reported....  $   0.85   $   1.23   $   1.02
Diluted net income per share-- pro forma......  $   0.78   $   1.11   $   0.84



      The weighted average fair value of options granted in each year is as follows:


                                              Year Ended  Year Ended  Year Ended
                                               December    December    December
                                               31, 2003    31, 2002    31, 2001
                                              ---------   ---------   ---------
Discounted exercise price..................         --          --          --
Market price exercise price................   $  6.8170   $  6.5239   $  6.7825
Premium exercise price.....................         --          --          --



      The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                     2003          2002          2001
                                                -------------  ------------   -------------
Expected dividend yield....................     1.00% - 0.816%     1.00%          1.00%
Risk free interest rate....................     1.06% - 4.44%  1.09% - 4.14%  4.16% - 5.20%
Expected life of options...................        7 years       7 years         7 years
Expected volatility........................          0.4           0.3             0.4



      As of December 31, 2003, 60,501 options were outstanding in respect of non-employees (2002 - 89,001; 2001- Nil). In 2002 we modified the awards of certain employees on their termination of employment. The expense recorded in respect of this modification was $639,000. We apply the fair value method of SFAS No. 123 in accounting for stock options granted to non-employees who provide services to us.

19.  Taxation

      There is presently no taxation imposed on income or capital gains by the Governments of Bermuda and the Cayman Islands. Our Bermuda companies have been granted an exemption from taxation in Bermuda until 2016. If any taxation were to be enacted in the Cayman Islands, Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have been granted exemptions until 2018; and The Scottish Annuity Company (Cayman) Ltd. has been granted exemptions until 2014. These companies operate in a manner such that they will owe no U.S. tax other than premium excise taxes and withholding taxes on certain investment income.

      Undistributed earnings of our foreign subsidiaries are considered to be indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Upon distribution of current or accumulated earnings and profits in the form of dividends or otherwise, we would be subject to U.S. withholding taxes at a 5% rate.

      At December 31, 2003, we had net operating loss carryforwards of approximately $168.4 million (2002-$83.8 million) for income tax purposes that expire in years 2012 through 2018. These carryforwards resulted

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

19.   Taxation (continued)

primarily from our 1999 acquisition of Scottish Re (U.S.), Inc. and from current operations of Scottish Re (U.S.), Inc.

      Significant components of our deferred tax assets and liabilities are as follows:


                                                 December 31,    December 31,
                                                     2003            2002
                                               ------------     ------------
Deferred tax assets:
  Net operating losses.......................  $     61,077     $     28,968
  Reserves for future policy benefits........        13,656               --
  Unrealized depreciation on investments.....           483               --
  Pension liability..........................            --              363
  Negative proxy deferred acquisition costs..         1,816              389
  Other......................................         3,121            1,898
                                               ------------     ------------
Total deferred tax assets....................        80,153           31,618
                                               ------------     ------------
Deferred tax liabilities:....................
  Unrealized appreciation on investments.....        (8,387)          (5,147)
  Undistributed earnings of U.K.  subsidiaries       (6,315)          (5,796)
  Deferred acquisition costs.................       (21,893)         (13,649)
  Pension liability..........................          (859)              --
  Reserves for future policy benefits........       (27,086)         (13,415)
  Other......................................        (2,989)          (2,682)
                                               ------------     ------------
Total deferred tax liabilities...............       (67,529)         (40,689)
                                               ------------     ------------
Net deferred tax asset (liability)...........  $     12,624     $     (9,071)
                                               ============     ============



      For the years ended December 31, 2003, 2002 and 2001 we have income tax expense (benefit) from operations as follows:


                                           Year Ended  Year Ended   Year Ended
                                            December    December     December
                                            31, 2003    31, 2002     31, 2001
                                          ---------    ---------   ---------
Current tax payable....................   $   1,075    $   1,421   $   1,351
Deferred tax benefit...................     (12,180)      (3,315)     (1,292)
                                          ---------    ---------   ---------
Total tax expense
 (benefit).............................   $ (11,105)   $  (1,894)  $      59
                                          =========    =========   =========


      The income tax benefit in 2001 included $0.6 million related to a change in valuation allowance on capital loss carryforwards related to the purchase of Scottish Re (U.S.), Inc. that was due to management's ability to implement certain tax planning strategies to preserve the tax benefit of the losses.

                             SCOTTISH RE GROUP LTD.

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                December 31, 2003

19.   Taxation (continued)

      Income tax expense (benefit) attributable to continuing operations differ from the amount of income tax expense (benefit) that would result from applying the federal statutory rates to pretax income from operating due to the following:


                                         Year Ended   Year Ended   Year Ended
                                          December     December     December
                                          31, 2003     31, 2002     31, 2001
                                          ---------    ---------   ---------
Pretax GAAP income at 34%..............   $  12,833    $  10,310   $   5,859
Income not subject to tax at 34%.......     (24,229)     (16,819)     (6,615)
Foreign taxes..........................       3,109        3,997       1,265
Negative DAC...........................      (1,427)         695          61
Change in valuation allowance..........          --           --        (552)
Other state taxes......................      (1,391)         (77)         41
                                          ---------    ---------   ---------
Total tax (benefit) expense............   $ (11,105)   $  (1,894)  $      59
                                          =========    =========   =========


20. Statutory requirements and dividend restrictions

      Our Bermuda insurance companies are required to maintain a minimum capital of $0.25 million. Under The Insurance Law of the Cayman Islands, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million.

      Our ability to pay dividends depends significantly on the ability of Scottish Annuity & Life Insurance Company (Cayman) Ltd., The Scottish Annuity Company (Cayman) Ltd. and Scottish Re Holdings Limited to pay dividends to Scottish Re. While we are not subject to any significant legal prohibitions on the payment of dividends, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. are subject to the Cayman Islands regulatory constraints, which affect their ability to pay dividends. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. are prohibited from declaring or paying a dividend if such payment would reduce their net capital worth below $0.24 million.

      The maximum amount of dividends that can be paid by Scottish Re (U.S.), Inc. (a Delaware domiciled insurance company) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory capital and surplus as of December 31 of the preceding year. The statutory surplus of Scottish Re (U.S.), Inc. at December 31, 2003 was $52.0 million (2002-$52.1 million). The maximum dividend that could be paid in 2003 without prior approval is $5.2 million (2002-$5.2 million). Scottish Re (U.S.), Inc.'s net assets, which are restricted by the above are $172.4 million (2002-$119.2 million).

      The maximum amount of dividends that can be paid by ERC Life (a Missouri domiciled insurance company) without prior approval of the Director of Insurance in any twelve month period is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of policyholders surplus as of December 31 of the preceding year, provided however, that dividends may be paid only from earned surplus, although the Director of Insurance may permit the payment of dividends from other than earned surplus. The statutory surplus of ERC Life at December 31, 2003 was $143.8 million. As a result of previously paid dividends, however, ERC Life had negative unassigned surplus at December 31, 2003. Thus, the

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

20. Statutory requirements and dividend restrictions (continued)


permission of the Director must be sought for the payment of any dividend in 2004. ERC Life intends to seek the Director's approval to restate unassigned surplus to zero pursuant to the certain reorganization provisions.

      The NAIC prescribes risk-based capital ("RBC") requirements for U.S. domiciled life and health insurance companies. As of December 31, 2003 and 2002, Scottish Re (U.S.), Inc. and ERC Life exceeded all minimum RBC requirements.

      In connection with the Insurance Companies Act 1982 of the United Kingdom, Scottish Re Limited is required to maintain statutory minimum net capital of approximately $34.0 million at December 31, 2003 (September 30, 2002 - $22.4 million). Scottish Re Limited had statutory capital of approximately $58.0 million at December 31, 2003 (September 30, 2002 - $34.9 million).


21.   Commitments and contingencies

Credit facilities

      During 2003, we renewed our credit facilities, which currently consist of:

            a) a credit facility totaling $50.0 million, of which $25.0 million is available on an unsecured basis and $25.0 million is available on a secured basis. The facility provides capacity for borrowings and letters of credit. The interest rates on amounts borrowed under the secured facility is LIBOR plus 50 basis points and under the unsecured facility is LIBOR plus 75 basis points. This facility expires in October 2004 but it is renewable upon the agreement of both parties.

            b) a secured credit facility totaling $50.0 million. This facility provides a combination of borrowings and letters of credit. Interest rates on amounts borrowed under this facility is LIBOR plus 45 basis points. This facility expires in September 2004 but is renewable upon the agreement of both parties.

      One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At December 31, 2003, Scottish Annuity & Life Insurance Company (Cayman) Ltd's shareholder's equity was $779.7 million. The other facility requires that Scottish Re maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralised assets of 1.2 times any unsecured borrowings. At December 31, 2003, Scottish Re's net worth was $659.8 million and the ratio of debt to total capitalization was 16.9%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At December 31, 2003, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $31.2 million (2002 - $9.1 million).

      We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At December 31, 2003 and December 31, 2002, there were no borrowings under this agreement.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

21. Commitments and contingencies (continued)

Lease commitments

      Scottish Re and its subsidiaries lease office space in the countries in which they conduct business under operating leases that expire at various dates through 2023. Total rent expense with respect to these operating leases for the years ended December 31, 2003, 2002 and 2001, were approximately $1.7 million, $939,000 and $743,000, respectively

      Future minimum lease payments under the leases are expected to be:

            Year ending December 31
            ------------------------------   -------
            2004 .........................   $ 1,905
            2005 .........................     1,799
            2006 .........................     1,610
            2007 .........................     1,610
            2008 .........................     1,446
            Later years ..................     6,746
                                             -------
            Total future lease commitments   $15,116
                                             =======


Legal proceedings

      In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.


22.   Quarterly financial data (Unaudited)

      Quarterly financial data for the year ended December 31, 2003 is as follows:

                                                      Quarter Ended
                                       ------------------------------------------------
                                       December 31  September 30   June 30     March 31
                                        ---------   ---------    ---------   ---------
Total revenue .......................   $ 196,464   $ 134,550    $ 129,539   $  96,813
Income (loss) from continuing
   operations before income taxes and
   minority interest ................      27,222      (6,383)       9,233       7,673
Income from continuing operations ...      30,266       1,782        9,317       7,423
Net income ..........................      10,540       1,625        7,872       7,243
Basic earnings per ordinary share ...   $    0.30   $    0.05    $    0.29    $   0.27
Diluted earnings per ordinary share .   $    0.29   $    0.05    $    0.28    $   0.26

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003

22. Quarterly financial data (Unaudited) (continued)

      Quarterly financial data for the year ended December 31, 2002 is as follows:


                                                      Quarter Ended
                                        December 31  September 30  June 30   March 31
                                        -----------  ------------  -------   ---------
Total revenue .......................   $109,196     $ 79,197     $ 64,359   $ 53,460
Income from continuing operations
   before income taxes and minority
   interest .........................     11,068        6,907        8,061      5,305
Income from continuing operations ...     13,191        7,107        7,939      4,998
Net income ..........................     12,698        6,979        7,849      4,998
Basic earnings per ordinary share ...   $   0.47     $   0.26     $   0.29    $  0.25
Diluted earnings per ordinary share .   $   0.45     $   0.25     $   0.28    $  0.23


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


         Signature                            Title                    Date
         ---------                            -----                    ----
   /s/ MICHAEL C. FRENCH        Chief Executive Officer and        March 2, 2004
                                Director

-----------------------------
     Michael C. French          (Principal Executive  Officer)     March 2, 2004
   /s/ SCOTT E. WILLKOMM

-----------------------------
     Scott E. Willkomm          President
             *

-----------------------------
       Michael Austin           Director
             *

-----------------------------
G. William Caulfeild-Browne     Director
             *

-----------------------------
      Robert M. Chmely          Director
             *

-----------------------------
     Lord Norman Lamont         Director
             *

-----------------------------
      Hazel R. O'Leary          Director
             *

-----------------------------
      Glenn S. Schafer          Director
             *

-----------------------------
       Khanh T. Tran            Director

* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.

/s/ MICHAEL C. FRENCH
---------------------------
Michael C. French
Attorney-in-Fact

                                                                    Exhibit 31.1


                                  CERTIFICATION

I, Michael C. French, Chief Executive Officer of Scottish Re Group Limited certify that:

      1. I have reviewed this annual report on Form 10-K of Scottish Re Group Limited ("the registrant");

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

            a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

            c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

            a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

            b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date: March 2, 2004

/s/ Michael C. French

   Michael C. French
   Chief Executive Officer

                                                                    Exhibit 31.2

                                  CERTIFICATION

      I, Scott E. Willkomm, President of Scottish Re Group Limited certify that:

      1. I have reviewed this annual report on Form 10-K of Scottish Re Group Limited (the "registrant");

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 2, 2004

/s/ Scott E. Willkomm

   Scott E. Willkomm
   President

                                                                    Exhibit 31.3

                                  CERTIFICATION

      I, Elizabeth A. Murphy, Chief Financial Officer of Scottish Re Group Limited certify that:

      1. I have reviewed this annual report on Form 10-K of Scottish Re Group Limited (the `registrant");

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

      4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

                  a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

                  b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

                  c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter) that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

      5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

                  a) all significant deficiencies in the design or operation of internal controls over financial reporting which are reasonable likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                  b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.



Date: March 2, 2004

/s/ Elizabeth A. Murphy

   Elizabeth A. Murphy
   Chief Financial Officer

                                                                    Exhibit 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scottish Re Group Limited (the "Company") on Form 10-K for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. French, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael C. French

Michael C. French

Chief Executive Officer

March 2, 2004

      A signed original of this written statement required by Section 906 has been provided to Scottish Re Group Limited and will be retained by Scottish Re Group Limited and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.2

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scottish Re Group Limited (the "Company") on Form 10-K for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott E. Willkomm, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Scott E. Willkomm

Scott E. Willkomm

President

March 2, 2004

      A signed original of this written statement required by Section 906 has been provided to Scottish Re Group Limited and will be retained by Scottish Re Group Limited and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 32.3



                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scottish Re Group Limited (the "Company") on Form 10-K for the annual period ended December 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Elizabeth A. Murphy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

(1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Elizabeth A. Murphy

Elizabeth A. Murphy

Chief Financial Officer

March 2, 2004

      A signed original of this written statement required by Section 906 has been provided to Scottish Re Group Limited and will be retained by Scottish Re Group Limited and furnished to the Securities and Exchange Commission or its staff upon request.

                                                                    Exhibit 21.1

                              List of Subsidiaries

ERC Life Reinsurance Corporation

Scottish Annuity & Life Holdings (Bermuda) Limited

Scottish Annuity & Life Insurance Company (Bermuda) Limited

Scottish Annuity & Life Insurance Company (Cayman) Ltd.

Scottish Annuity & Life International Insurance Company (Bermuda) Ltd.

Scottish Holdings (Barbados), Limited

Scottish Holdings, Inc.

Scottish Re (Dublin) Limited

Scottish Re (U.S.), Inc.

Scottish Re Holdings Limited

Scottish Re Intermediaries (Canada) Limited

Scottish Re Limited

Scottish Solutions, LLC

Tartan Holdings (UK) Limited

Tartan Financial (UK)

Tartan Wealth Management, Inc.

The Scottish Annuity Company (Cayman) Ltd.

World-Wide Insurance PCC Limited

                                                                    Exhibit 24.1

                                POWER OF ATTORNEY

      KNOW ALL MEN BY THESE PRESENTS, that the undersigned, on behalf of Scottish Re Group Limited, a Cayman Islands company (the "Company"), hereby constitutes and appoints Michael C. French and Scott E. Willkomm, and each of them, the true and lawful attorney or attorneys-in-fact, with the full power of substitution and resubstitution, for the Company, to sign on behalf of the Company and on behalf of the undersigned in his or her capacity as an officer and/or a director of the Company, the Company's Annual Report on Form 10-K for the year ended December 31, 2003, and to sign any or all amendments thereto, to or with the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934, as amended, and the regulations promulgated thereunder, granting unto said attorney or attorneys-in-fact, and each of them with or without the others, full power and authority to do and perform each and every act and thing requisite and necessary to be done in and about the premises in order to effectuate the same as fully to all intents and purposes as the undersigned might or could in person, hereby ratifying and confirming all that said attorney or attorneys-in-fact, or any of them or their substitutes, may lawfully do or cause to be done by virtue hereof.

      IN WITNESS WHEREOF, I have executed this Power of Attorney as of March 2, 2004.



   /s/ MICHAEL C. FRENCH        /s/ MICHAEL AUSTIN       /s/ SCOTT E. WILLKOMM
     Michael C. French            Michael Austin           Scott E. Willkomm

       /S/ G. WILLIAM          /S/ ROBERT M. CHMELY      /S/ HAZEL R. O'LEARY
      CAULFEILD-BROWNE
   G.William Caulfeild-Browne     Robert M. Chmely         Hazel R. O'Leary

     /S/ KHANH T. TRAN         /S/ LORD NORMAN LAMONT    /S/ GLENN S. SCHAFER
       Khanh T. Tran            Lord Norman Lamont         Glenn S. Schafer