Form 10-Q
period 2004-03-31
SCOTTISH RE GROUP LTD
filed 2004-05-10
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               __________________

                                    FORM 10-Q

[X]  Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934

                  For the quarterly period ended March 31, 2004

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

As of May 3, 2004, Registrant had 35,753,694 ordinary shares outstanding.

                                Table of Contents

PART I.   FINANCIAL INFORMATION................................................2

Item 1.   Financial Statements.................................................2

          Consolidated Balance Sheets - March 31, 2004 (Unaudited)
          and December 31, 2003................................................2

          Unaudited Consolidated Statements of Income - Three months ended
          March 31, 2004 and 2003..............................................3

          Unaudited Consolidated Statements of Comprehensive Income - Three
          months ended March 31, 2004 and 2003.................................4

          Unaudited Consolidated Statements of Shareholders' Equity - Three
          months ended March 31, 2004 and 2003.................................5

          Unaudited Consolidated Statements of Cash Flows - Three months ended March 31, 2004 and 2003........................................6

          Notes to Unaudited Consolidated Financial Statements.................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........42

Item 4.   Controls and Procedures.............................................42

PART II.  OTHER INFORMATION...................................................43

Item 1.   Legal Proceedings...................................................43

Item 2.   Changes in Securities and Use of Proceeds...........................43

Item 3.   Defaults Upon Senior Securities.....................................43

Item 4.   Submission of Matters to a Vote of Securities Holders...............44

Item 5.   Other Information...................................................45

Item 6.   Exhibits and Reports on Form 8-K....................................45

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

                            Scottish Re Group Limited
            Consolidated Balance Sheets - March 31, 2004 (Unaudited)
                              and December 31, 2003
                             (Dollars in thousands)


                                                                         March 31,
                                                                           2004          December 31,
                                                                        (unaudited)          2003
                                                                      ---------------   ---------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $2,280,078; 2003 - $1,993,247).....................   $    2,336,664    $    2,014,719
Preferred stock, available for sale, at fair value (Cost $134,094;
2003 -$125,460)....................................................          137,836           126,449
Cash and cash equivalents..........................................          215,693           298,149
Other investments..................................................           17,526            17,678
Funds withheld at interest.........................................        1,473,502         1,469,425
                                                                      ---------------   ---------------
     Total investments.............................................        4,181,221         3,926,420
Accrued interest receivable........................................           25,598            22,789
Reinsurance balances and risk fees receivable......................          209,443           196,192
Deferred acquisition costs.........................................          328,149           308,591
Amount recoverable from reinsurers.................................          769,893           737,429
Present value of in-force business.................................           12,794            13,479
Goodwill...........................................................           35,847            35,847
Fixed assets.......................................................           12,570            11,800
Other assets.......................................................           48,685            45,209
Deferred tax benefit...............................................            6,605            12,624
Segregated assets..................................................          794,627           743,137
                                                                      ---------------   ---------------
     Total assets..................................................   $    6,425,432    $    6,053,517
                                                                      ===============   ===============

LIABILITIES
Reserves for future policy benefits................................   $    1,528,589    $    1,502,415
Interest sensitive contract liabilities............................        2,864,570         2,633,346
Accounts payable and accrued expenses..............................           28,383            31,673
Reinsurance balances payable.......................................          145,873           125,756
Other liabilities..................................................           39,175            30,546
Current income tax payable.........................................            6,896            13,077
Long term debt.....................................................          162,500           162,500
Segregated liabilities.............................................          794,627           743,137
                                                                      ---------------   ---------------
     Total liabilities.............................................        5,570,613         5,242,450
                                                                      ---------------   ---------------
MINORITY INTEREST                                                              9,546             9,295
MEZZANINE EQUITY                                                             142,008           141,928
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
  Issued and fully paid: 35,540,728 ordinary shares (2003 -
  35,228,411)......................................................              355               352
Additional paid-in capital.........................................          552,318           548,750
Accumulated other comprehensive income.............................           60,556            29,034
Retained earnings..................................................           90,036            81,708
                                                                      ---------------   ---------------
     Total shareholders' equity.....................................         703,265           659,844
                                                                      ---------------   ---------------
     Total liabilities and shareholders' equity.....................  $    6,425,432    $    6,053,517
                                                                      ===============   ===============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                  Unaudited Consolidated Statements of Income -
                   Three months ended March 31, 2004 and 2003
                  (Dollars in thousands, except per share data)


                                                    Three months      Three months
                                                      ended               ended
                                                   March 31, 2004    March 31, 2003
                                                   --------------    --------------
REVENUES

Premiums earned..................................    $    133,347      $     64,819
Investment income, net...........................          50,103            32,324
Fee income.......................................           2,953             1,991
Realized gains (losses) .........................           1,421           (2,321)
Change in value of embedded derivatives..........         (8,645)                 -
                                                   --------------    --------------
     Total revenues..............................         179,179            96,813
                                                   --------------    --------------

BENEFITS AND EXPENSES
Claims and other policy benefits.................          95,167            42,914
Interest credited to interest sensitive                    24,193            15,893
contract liabilities.............................
Acquisition costs and other insurance expenses,
net..............................................          32,869            20,655
Operating expenses...............................          12,854             7,865
Interest expense.................................           2,777             1,813
                                                   --------------    --------------
     Total benefits and expenses.................         167,860            89,140
                                                   --------------    --------------
Income before income taxes and minority interest.          11,319             7,673
Income tax expense...............................           (874)             (250)
                                                   --------------    --------------
Income before minority interest..................          10,445             7,423
Minority interest................................           (349)                 -
                                                   --------------    --------------
Income from continuing operations................          10,096             7,423
Loss from discontinued operations................               -             (180)
                                                   --------------    --------------
Net income                                           $     10,096      $      7,243
                                                   ==============    ==============
Earnings per ordinary share from continuing
operations -Basic................................    $       0.29      $       0.28
                                                   ==============    ==============
Earnings per ordinary share from continuing
operations - Diluted.............................    $       0.27      $       0.26
                                                   ==============    ==============
Earnings per ordinary share - Basic..............    $       0.29      $       0.27
                                                   ==============    ==============
Earnings per ordinary share -Diluted.............    $       0.27      $       0.26
                                                   ==============    ==============
Dividends per ordinary share.....................    $       0.05      $       0.05
                                                   ==============    ==============
Weighted average number of ordinary shares
outstanding......................................
Basic............................................      35,327,658        26,940,294
                                                   ==============    ==============
Diluted..........................................      37,230,112        28,096,106
                                                   ==============    ==============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Comprehensive Income -
                   Three months ended March 31, 2004 and 2003
                             (Dollars in thousands)


                                               Three months       Three months
                                              ended  March 31,   ended March 31,
                                                   2004                2003
                                              ----------------   ---------------
Net income.................................       $  10,096          $   7,243
                                                -----------        -----------
Other comprehensive income, net of tax.....
     Unrealized appreciation
     on investments:.......................          27,455              5,067
     Add: reclassification adjustment for
     investment gains (losses) included in
     net income............................             894             (1,406)
                                                -----------        -----------
Unrealized appreciation on investments net
of income tax expense of $8,218
and $2,298.................................          28,349              3,661
Cumulative translation adjustment..........           3,173               (727)
Minimum pension liability adjustment.......               -                 23
                                                -----------        -----------
Other comprehensive income.................          31,522              2,957
                                                -----------        -----------
Comprehensive income.......................       $  41,618          $  10,200
                                                ===========        ===========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           UnauditedConsolidated Statements of Shareholders' Equity -
                   Three months ended March 31, 2004 and 2003
                             (Dollars in thousands)

                                                               Three months      Three months
                                                                   ended             ended
                                                              March 31, 2004    March 31, 2003
                                                             ---------------   ---------------
ORDINARY SHARES:
     Beginning of period..................................        35,228,411       26,927,456
     Issuance to employees on exercise of options.........           312,317           16,834
                                                               -------------    -------------
     End of period........................................        35,540,728       26,944,290
                                                               =============    =============

SHARE CAPITAL:
     Beginning of period..................................      $        352     $        269
     Issuance to employees on exercise of options.........                 3                -
                                                               -------------    -------------
     End of period........................................               355              269
                                                               -------------    -------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period..................................           548,750          416,712
     Issuance to employees on exercise of options.........             3,638              147
     Other................................................              (70)                -
                                                               -------------    -------------
     End of period........................................           552,318          416,859
                                                               -------------    -------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized appreciation on investments....................
     Beginning of period..................................            16,848            8,930
     Change in period (net of tax)........................            28,349            3,661
                                                               -------------    -------------
     End of period........................................            45,197           12,591
                                                               -------------    -------------
Cumulative translation adjustment.........................
     Beginning of period..................................            12,186            5,908
     Change in period.....................................             3,173            (727)
                                                               -------------    -------------
     End of period........................................            15,359            5,181
                                                               -------------    -------------
Minimum pension liability adjustment
     Beginning of period..................................                 -          (1,371)
     Change in period.....................................                 -               23
                                                               -------------    -------------
     End of period........................................                 -          (1,348)
                                                               -------------    -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME ...................            60,556           16,424
                                                               -------------    -------------

RETAINED EARNINGS:
     Beginning of period..................................            81,708           60,644
     Net income...........................................            10,096            7,243
     Dividends paid.......................................           (1,768)          (1,349)
                                                               -------------    -------------
     End of period........................................            90,036           66,538
                                                               -------------    -------------
TOTAL SHAREHOLDERS' EQUITY................................      $    703,265     $    500,090
                                                               =============    =============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Unaudited Consolidated Statements of Cash Flows -
                   Three months ended March 31, 2004 and 2003
                             (Dollars in thousands)

                                                                Three months     Three months
                                                                   ended             ended
                                                              March 31, 2004    March 31, 2003
                                                             ---------------    --------------

OPERATING ACTIVITIES
Net income................................................      $     10,096    $      7,243
Items not affecting cash:.................................
     Net realized (gains) losses..........................            (1,421)          2,330
     Change in value of embedded derivatives..............             8,645               -
     Amortization of investments..........................             2,376             508
     Amortization of deferred acquisition costs...........            18,227           9,133
     Amortization of present value of in-force business...             1,254           1,022
     Changes in assets and liabilities:...................
         Accrued interest.................................            (2,718)          (1,256)
         Reinsurance balances and risk fees receivable....             7,282           2,610
         Deferred acquisition costs.......................           (38,572)         (26,604)
         Deferred tax liability...........................            (3,075)            860
         Other assets.....................................            (3,354)          1,964
         Current income tax receivable and payable........           (17,956)            372
         Reserves for future policy benefits..............            (2,587)         17,939
         Interest sensitive contract liabilities,
         net of funds withheld at interest................             7,203           3,979
         Unit linked contract liabilities.................                 -           (1,579)
         Accounts payable and accrued expenses............             2,041           (2,370)
         Other............................................             2,665           (3,686)
                                                               -------------    -------------
Net cash provided by (used in) operating activities.......            (9,894)         12,465
                                                               -------------    -------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments....................          (572,298)        (276,740)
Proceeds from sales of fixed maturity investments.........           231,782          28,685
Proceeds from maturity of investments.....................            54,630          56,513
Purchase of preferred stock...............................           (12,494)         (13,758)
Proceeds from sales of preferred stock....................             2,400               -
Proceeds from maturity of preferred stock.................             1,447               -
                                                               -------------    -------------
Net cash used in investing activities.....................          (294,533)        (205,300)
                                                               -------------    -------------

FINANCING ACTIVITIES
Deposits to interest sensitive contract liabilities.......           233,650         156,311
Withdrawals from interest sensitive contract liabilities..           (13,552)          (6,378)
Issuance of ordinary shares...............................             3,641             147
Dividends paid............................................            (1,768)          (1,349)
                                                               -------------    -------------
Net cash provided by financing activities.................           221,971         148,731
                                                               -------------    -------------
Net change in cash and cash equivalents...................           (82,456)        (44,104)
Cash and cash equivalents, beginning of period............           298,149         149,666
                                                               -------------    -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                        $    215,693    $    105,562
                                                               =============    =============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                                 March 31, 2004

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

     For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the period ended December 31, 2003.

     All tabular amounts are reported in thousands of United States dollars (except per share amounts).

     Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   New Accounting Pronouncements

     In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-01 ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts". This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. In implementing the SOP we have made various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in Statement of Financial Accounting Standards ("SFAS") No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Implementation of this SOP has not had a material effect on our financial statements.

     Effective December 31, 2003, we adopted Emerging Issues Task Force 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments". This EITF provides guidance on disclosures for other than temporary impairments of debt and marketable equity investments that have been accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Implementation did not have a material effect on our financial statements.

3.   Business acquisition

     On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation for $151.0 million in cash, subject to certain post closing adjustments. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. The post-closing adjustments are dependent on the completion of the audit of the 2003 financial statements of Scottish Re Life Corporation prepared in accordance with U.S. statutory accounting principles. We have estimated the post closing adjustment as an increase in the purchase price

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

of approximately $15.1 million on the basis of information currently available. From this evaluation of the initial purchase price allocation, we have determined that no goodwill arises on the acquisition.

4.   Discontinued operations

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the office and are in the process of liquidating the company. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended March 31, 2003 losses from these operations amounted to $180,000.

5.   Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America and Life Reinsurance International, which we identify as separate segments. In prior years, we reported our Wealth Management business as a separate segment. As this business is no longer a major contributor to our results, we have combined the reporting of this segment with our Other Segment. The segment reporting for the lines of business is as follows:

                                                      Three months ended March 31, 2004
                                     --------------------------------------------------------------

                                          Life              Life
                                      Reinsurance       Reinsurance
                                     North America     International       Other           Total
                                     -------------     -------------     ----------     -----------
Premiums earned................       $ 105,601         $  27,746        $      -       $  133,347
Investment income, net.........          47,407             2,149             547           50,103
Fee income.....................           2,103                 -             850            2,953
Realized gains (losses)........           1,693              (151)           (121)           1,421
Change in value of embedded
   derivatives.................          (8,645)                -               -           (8,645)
                                      -----------       -----------      -----------    -----------
Total revenues.................         148,159            29,744           1,276          179,179
                                      -----------       -----------      -----------    -----------

Claims and other policy
   benefits....................          75,592            19,575               -           95,167
Interest credited to interest
   sensitive contract
   liabilities.................          24,193                 -               -           24,193
Acquisition costs and other
   insurance expenses, net.....          29,536             2,649             684           32,869
Operating expenses.............           4,964             4,408           3,482           12,854
Interest expense...............             686                 -           2,091            2,777
                                      -----------       -----------      -----------    -----------
Total benefits and expenses....         134,971            26,632           6,257          167,860
                                      -----------       -----------      -----------    -----------

Income (loss) before income
   taxes and minority interest.       $  13,188         $   3,112        $ (4,981)      $   11,319
                                      ===========       ===========      ===========    ===========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004


                                                       Three months ended March 31, 2003
                                     --------------------------------------------------------------
                                          Life              Life
                                      Reinsurance       Reinsurance
                                     North America     International       Other           Total
                                     -------------     -------------     ----------     -----------

Premiums earned................       $  39,461         $  25,358        $     --       $   64,819
Investment income, net.........          29,600             1,746             978           32,324
Fee income.....................           1,058               --              933            1,991
Realized losses................          (1,758)             (609)             46           (2,321)
                                      -----------       -----------      -----------    -----------
Total revenues.................          68,361            26,495           1,957           96,813
                                      -----------       -----------      -----------    -----------

Claims and other policy
   benefits....................          29,405            13,509              --           42,914
Interest credited to interest
   sensitive contract
   liabilities.................          15,893               --               --           15,893
Acquisition costs and other
   insurance expenses, net.....          14,452             5,531             672           20,655
Operating expenses.............           2,043             2,548           3,274            7,865
Interest expense...............             237              --             1,576            1,813
                                      -----------       -----------      -----------    -----------
Total benefits and expenses....          62,030            21,588           5,522           89,140
                                      -----------       -----------      -----------    -----------
Income (loss) before income
   taxes and minority interest.       $   6,331         $   4,907        $ (3,565)       $   7,673
                                      ===========       ===========      ===========    ===========




                                                    March 31,    December 31,
          Assets                                       2004         2003
          Life Reinsurance                       --------------  ------------
              North America...................   $    5,194,211  $  4,882,222
              International...................          337,639       308,459
                                                 --------------  ------------
          Total Life Reinsurance..............        5,531,850     5,190,681
          Other...............................          893,582       862,836
                                                 --------------  ------------
          Total...............................   $    6,425,432  $  6,053,517
                                                 ==============  ============

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004


6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                            Three months ended   Three months ended
                                                              March 31, 2004       March 31, 2003
                                                              --------------       --------------

     Numerator:

     Net income......................................                 $10,096              $7,243
     Denominator:

     Denominator for basic earnings per ordinary
        share - Weighted average number of ordinary
        shares.......................................              35,327,658          26,940,294
     Effect of dilutive securities
        - Stock options..............................                 900,387             730,552
        - Warrants...................................                 905,255             425,260
        - Hybrid Capital Units.......................                  96,812                   -
                                                                   ----------          ----------
     Denominator for dilutive earnings per ordinary
        share........................................              37,230,112          28,096,106
                                                                   ==========          ==========
     Earnings per ordinary share from continuing
        operations -Basic............................                   $0.29                $0.28
                                                                   ==========          ==========
     Earnings per ordinary share from continuing
        operations - Diluted.........................                   $0.27                $0.26
                                                                   ==========          ==========
     Basic earnings per ordinary share...............                   $0.29                $0.27
                                                                   ==========          ==========
     Diluted earnings per ordinary share..................              $0.27                $0.26
                                                                   ==========          ==========


7.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                                             Three            Three
                                                         months ended      months ended
                                                        March 31, 2004    March 31, 2003
                                                        --------------    --------------
     Balance beginning of period....................     $ 308,591          $ 213,516
     Expenses deferred..............................        38,572             26,604
     Amortization expense...........................       (18,227)            (9,133)
     Deferred acquisition costs on realized losses..          (787)               427
                                                         ---------          ---------
         Balance end of period......................     $ 328,149          $ 231,414
                                                         =========          =========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004


8.   Long-term debt

        Long-term debt consists of:

                                                       March 31,    December 31,
                                                         2004           2003
                                                     ------------   ------------
        4.5% senior convertible notes due 2022.....   $  115,000      $  115,000
        Capital securities due 2032................       17,500          17,500
        Preferred trust securities due 2033........       20,000          20,000
        Trust preferred securities due 2033........       10,000          10,000
                                                     ------------   ------------
        Total                                         $  162,500      $  162,500
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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

     Under a registration rights agreement, we agreed to file with the Securities and Exchange Commission a shelf registration statement for resale of the notes and our ordinary shares issuable upon conversion of the notes. This registration statement was filed and later declared effective by the Securities and Exchange Commission on April 4, 2003.

Capital securities

     On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust") issued and sold in a private offering an aggregate of $17.5 million Floating Rate Capital Securities (the "capital securities"). All of the common shares of the Capital Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

     The capital securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At March 31, 2004 and December 31, 2003, the interest rates were 5.18% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At March 31, 2004 and December 31, 2003, the interest rates were 5.18% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

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

     The preferred trust securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2003. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At March 31, 2004 and December 31, 2003, the interest rates were 5.07% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Floating Rate Debentures due October 29, 2033 (as described below).

     The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures issued by Scottish Holdings, Inc. The Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At March 31, 2004 and December 31,

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

2003, the interest rates were 5.07% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

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

     The trust preferred securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At March 31, 2004 and December 31, 2003, the interest rates were 5.06% and 5.05%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

     The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At March 31, 2004 and December 31, 2003, the interest rates were 5.06% and 5.05%, respectively. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Junior Subordinated Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Junior Subordinated Notes and distributions and other payments due on the trust preferred securities.

9.   Mezzanine Equity

     On December 17 and December 22, 2003, we issued in a public offering 5,750,000 Hybrid Capital Units ("HyCUs"). The aggregate net proceeds were $141.9 million. Each HyCU consists of:

     o A purchase contract under which the holder agrees to purchase an agreed upon number of ordinary shares on February 15, 2007 at a purchase price of $25.00; and

     o A convertible preferred share with a liquidation preference of $25.00, convertible into ordinary shares, which we will settle in cash and ordinary shares on May 21, 2007.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

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

     o If the Applicable Market Value is greater than $19.32, then each purchase contract will be settled for a number of ordinary shares by dividing $25.00 by the Applicable Market Value.

     The convertible shares will be initially convertible into 1.0607 ordinary shares per $25.00 liquidation preference (referred to as the "conversion rate"), subject to anti-dilution adjustments. This reflects an initial conversion price of $23.57. Upon conversion we will deliver cash equal to the $25.00 liquidation preference and ordinary shares for the value of the excess, if any, of the conversion obligation minus the liquidation preference. The conversion obligation is the conversion rate at the time of conversion multiplied by the average trading price of our ordinary shares for a specified period following the redemption date.

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

     We have accounted for the HyCUs in accordance with SFAS No. 150 " Accounting for Certain Instruments with Characteristics of Debt and Equity".

10.  Shareholders' equity

     During the three months ended March 31, 2004 and 2003, respectively, we issued 312,317 and 16,834 ordinary shares to employees upon the exercise of stock options.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

11.  Stock option plans

     At March 31, 2004, we had four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Plans"), which allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all granted options issued prior to December 31, 2001 become exercisable in three equal annual installments. Commencing January 1, 2002, all granted options became exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each director, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,750,000.

     At our Annual General Meeting held on May 5, 2004, our shareholders approved a new equity incentive compensation plan (the "2004 ECP"). This plan allows us to grant non-statutory options and restricted stock, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the discretion of our Compensation Committee, option grants after the the first year of the 2004 Plan or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in five equal installments commencing on the first anniversary of the grant date. Total options authorized under the plan is 750,000. In addition, 1,000,000 restricted shares have been authorized under the plan of which at least 750,000 will vest based on achievement of certain performance goals. The remaining 250,000 restricted shares may be issued without performance goals.

     Pro forma information regarding net income and earnings per share for all outstanding stock options is required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and has been determined as if we accounted for all employee stock options under the fair value method of that Statement.

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

     Our pro forma information is as follows:

                                                                   Three months ended    Three months ended
                                                                     March 31, 2004        March 31, 2003
                                                                     --------------        --------------
   Net income-- as reported..................................         $   10,096              $    7,243
   Stock-based employee compensation cost, net of related
       tax effects, included in the determination of net
       income as reported....................................                 64                        -
   Stock-based employee compensation cost, net of related
       tax effects, that would have been included in the
       determination of net income if the fair value based
       method had been applied to all awards.................               (380)                    (674)
                                                                      ----------              -----------
   Net income-- pro forma....................................         $    9,780              $     6,569
                                                                      ==========              ===========


                                                                   Three months ended    Three months ended
                                                                     March 31, 2004        March 31, 2003
                                                                     --------------        --------------
   Basic earnings per ordinary share-- as reported...........           $0.29                   $    0.27
   Basic earnings per ordinary share-- pro forma.............           $0.28                   $    0.24
   Diluted earnings per ordinary share-- as reported.........           $0.27                   $    0.26
   Diluted earnings per ordinary share-- pro forma...........           $0.26                   $    0.23


12.  Credit facilities

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At March 31, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $809.3 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralised assets of 1.2 times any unsecured borrowings. At March 31, 2004, our net worth was $703.3 million and the ratio of debt to total capitalization was 16.1%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At March 31, 2004, there were no

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                 March 31, 2004

borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.5 million as at March 31, 2004 and $31.2 million at December 31, 2003.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At March 31, 2004 and December 31, 2003, there were no borrowings under this agreement.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We are a holding company organized under the laws of the Cayman Islands with our principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. Scottish Re Holdings Limited and its subsidiary Scottish Re Limited specialize in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. In prior years, we referred to this portion of our business as Wealth Management, which was another reportable operating segment. As this business is no longer a major contributor to our results, we have now combined reporting of this segment with our Other Segment. Other revenues and expenses not related to Life Reinsurance are reported in the Other Segment.

     On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation for $151.0 million in cash, subject to certain closing adjustments. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. Scottish Re Life Corporation was a subsidiary of General Electric's Employers Reinsurance Corporation, which we call GE ERC, and was one of the companies through which GE ERC conducted life reinsurance business in the United States. Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance. GE ERC has agreed to administer the business of Scottish Re Life Corporation for a fixed monthly fee for up to nine months from the date of acquisition and to assist with the transition of the business to our systems. No GE ERC employees were transferred. Scottish Re Life Corporation is rated "A- (excellent)" by A.M. Best Company.

     All amounts are reported in thousands of United States dollars, except per share amounts.

Revenues

     We derive revenue from three principal sources:

     o    premiums from reinsurance assumed on life business;

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

     Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements. Under generally accepted accounting principles, because our fixed income investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation and depreciation on these securities is not included in investment income on our statements of income, but is included in comprehensive income as a separate component of shareholders' equity. Realized gains and losses include gains and losses on investment securities that we sell during a period and write downs of securities deemed to be other than temporarily impaired.

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

Critical Accounting Policies

     Statement of Financial Accounting Standards ("SFAS") No. 60 "Accounting and Reporting by Insurance Enterprises" applies to our traditional life policies with continuing premiums. For these policies, future benefits are estimated using a net level premium method on the basis of actuarial assumptions as to mortality, persistency and interest established at policy issue. Assumptions established at policy issue as to mortality and persistency are based on anticipated experience, which, together with interest and expense assumptions, provide a margin for adverse deviation. Acquisition costs are deferred and recognized as expense in a constant percentage of the gross premiums using these assumptions established at issue. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency and interest could result in material changes to the financial statements.

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

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS No. 115: "Accounting for Certain Investments in Debt and Equity Securities", Emerging Issues Task Force 99-20: ("EITF 99-20") "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets" and Emerging Issues Task Force 03-1 ("EITF 03-

1") "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments". Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

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

Results of Operations

Consolidated results of operations

                                                                    Three months ended  Three months ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------

     Premiums earned..............................................  $    133,347        $     64,819
     Investment income, net.......................................        50,103              32,324
     Fee income...................................................         2,953               1,991
     Realized gains (losses)......................................         1,421              (2,321)
     Change in value of embedded derivatives......................        (8,645)                  -
                                                                    ------------        ------------
     Total revenues...............................................       179,179              96,813
                                                                    ------------        ------------

     Claims and other policy benefits.............................        95,167              42,914

     Interest credited to interest sensitive contract liabilities.        24,193              15,893
     Acquisition costs and other insurance expenses, net..........        32,869              20,655
     Operating expenses...........................................        12,854               7,865
     Interest expense.............................................         2,777               1,813
                                                                    ------------        ------------
     Total benefits and expenses..................................       167,860              89,140
                                                                    ------------        ------------
     Income before income taxes and minority interest.............        11,319               7,673
     Income tax expense ..........................................          (874)               (250)
     Income before minority interest                                      10,445               7,423
     Minority interest                                                      (349)                  -
                                                                    ------------        ------------
     Income from continuing operations............................        10,096               7,423
     Loss from discontinued operations............................             -                (180)
                                                                    ------------        ------------
     Net income...................................................       $10,096              $7,243
                                                                    ============        ============

     Total revenues increased by 85% to $179.2 million in the first quarter of 2004 from $96.8 million in the same period of 2003. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003 and our HyCU and trust preferred debt offerings in October, November and December 2003. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 88% to $167.9 million in the first quarter of 2004 from $89.1 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business and additional interest expense arising from the HyCU and trust preferred issuances in October, November and December 2003.

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. Losses incurred in respect of these operations in the quarter ended March 31, 2003 were $180,000.

Earnings per ordinary share

                                                                    Three months ended  Three months ended
                                                                      March 31, 2004      March 31, 2003
                                                                      --------------      --------------

     Income from continuing operations                                      $10,096              $7,423
                                                                         ==========          ==========
     Net income.................................................            $10,096              $7,243
                                                                         ==========          ==========
     Earnings per ordinary share from continuing operations -Basic            $0.29               $0.28
                                                                         ==========          ==========
     Earnings per ordinary share from continuing operations -
     Diluted....................................................              $0.27               $0.26
                                                                         ==========          ==========
     Basic earnings per ordinary share..........................              $0.29               $0.27
                                                                         ==========          ==========
     Diluted earnings per ordinary share........................              $0.27               $0.26
                                                                         ==========          ==========

     Weighted average number of ordinary shares outstanding:

     Basic......................................................         35,327,658          26,940,294
                                                                         ==========          ==========
     Diluted....................................................         37,230,112          28,096,106
                                                                         ==========          ==========

     Income from continuing operations for the first quarter increased 36% to $10.1 million from $7.4 million in the same quarter in 2003. The increase is attributable to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs and interest expense.

     Diluted earnings per ordinary share amounted to $0.27 for the first quarter of 2004 and $0.26 in the same period in 2003, an increase of 4%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares outstanding has increased from 28,096,106 at March 31, 2003 to 37,230,112 principally as a result of the offering of 9,200,000 million shares in July 2003.

Segment Operating Results

Life Reinsurance North America

                                                                    Three months ended  Three months ended
                                                                     March 31, 2003      March 31, 2004
                                                                     --------------      --------------

    Premiums earned                                                     $  105,601          $  39,461
    Investment income, net                                                  47,407             29,600
    Fee income                                                               2,103              1,058
    Realized gains (losses)                                                  1,693            (1,758)
    Change in value of embedded derivatives                                (8,645)                  -
                                                                        ----------          ---------
    Total revenues                                                         148,159             68,361
                                                                        ----------          ---------

    Claims and other policy benefits                                        75,592             29,405
    Interest credited to interest sensitive contract liabilities            24,193             15,893
    Acquisition costs and other insurance expenses, net                     29,536             14,452
    Operating expenses                                                       4,964              2,043
    Interest expense                                                           686                237
                                                                        ----------          ---------
    Total benefits and expenses                                            134,971             62,030
                                                                        ----------          ---------
    Income before income taxes and minority interest                    $   13,188          $   6,331
                                                                        ==========          =========


     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. The results of Scottish Re Life Corporation, which we acquired on December 22, 2003, are included in the results of this segment for the quarter ended March 31, 2004.

     Premiums earned in our Life Reinsurance North America Segment during the first quarter increased 168% to $105.6 million in comparison with $39.5 million in the three month period ended March 31, 2003. A significant portion of the increase is due to the acquisition of Scottish Re Life Corporation, which contributed $44.7 million in earned premiums. The increase is also due to increases in the amounts of life insurance in-force on existing traditional solutions treaties and on new business written during the year. As of March 31, 2004, the Company had approximately $286.0 billion of life reinsurance in force covering 6.9 million lives with an average benefit per life of $41,000 in our North American operations. This includes $153.0 billion of in-force in respect of the Scottish Re Corporation Life business that we acquired late in 2003. As of March 31, 2003, the Company had approximately $74.3 million of life reinsurance in force in our Life Reinsurance North America segment covering $1.5 million lives with an average benefit per life of $51,000.

     Net investment income increased by $17.8 million or 60% to $47.4 million for the three months ended March 31, 2004 from $29.6 million for the prior year period. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2003 and 2004. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America Segment, investment of the proceeds of our equity offering in July 2003 and our HyCU and trust preferred securities offerings in November and December 2003. Total invested assets in this segment have increased from $2.2 billion at March 31, 2003 to $3.9 billion at March 31, 2004. Funds withheld at interest grew from $1.1 billion at March 31, 2003 to $1.5 billion at March 31, 2004.

     On the portfolio managed by our external investment managers the yields on fixed rate assets were 5.08% and 5.43% at March 31, 2004 and 2003, respectively. The reduction in yield was due primarily to the lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 3.00% from 3.25%, and the yield on our cash and cash equivalents decreased to 1.20% from 1.68%. The volume of floating rate assets increased during 2003 as a result of our investing the proceeds of floating rate funding agreements to earn a spread over the cost of funds.

     On October 1 2003, we implemented the requirements of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contracts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. The change in value of the derivative, net of related deferred amortization costs, during the quarter ended March 31, 2004 amounted to a loss of $8.6 million. This change in value has arisen principally because of declines in risk free interest rates.

     Claims and other policy benefits increased by 157% to $75.6 million from $29.4 million in the same quarter in 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

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

     For the three months ended March 31, 2004, interest credited to interest sensitive contract liabilities increased by $8.3 million or 52% to $24.2 million from $15.9 million in the same period in 2003. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $510.3 million at March 31, 2004 in comparison with $100.5 million at March 31, 2003. The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $2.9 billion at March 31, 2004 in comparison with $1.7 billion at March 31, 2003.

     During the three month period ended March 31, 2004 acquisition costs and other insurance expenses increased by $15.1 million or 104% to $29.5 million from $14.4 million in the same quarter in 2003. The increase was a result of acquisition of Scottish Re Life Corporation and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above.

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

     Operating expenses have increased by 143% to $4.9 million from $2.0 million in the same quarter in 2003. The increase is principally the result of the acquisition of Scottish Re Life Corporation. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $900,000. Additional personnel costs have also been incurred as we continue to grow our business. Total employees in this segment and Other have grown from 53 at March 31, 2003 to 87 at March 31, 2004.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $686,000 from $237,000 results from the issuance of an additional $30.0 million of these securities in October and November 2003.

 Life Reinsurance International

                                                           Three months ended         Three months ended
                                                             March 31, 2003             March 31, 2004
                                                             --------------             --------------

Premiums earned                                            $          27,746          $         25,358
Investment income, net                                                 2,149                     1,746
Realized losses                                                         (151)                     (609)
                                                           -----------------          ----------------
Total revenues                                                        29,744                    26,495
                                                           -----------------          ----------------

Claims and other policy benefits                                      19,575                    13,509
Acquisition costs and other insurance expenses, net                    2,649                     5,531
Operating expenses                                                     4,408                     2,548
                                                           -----------------          ----------------
Total benefits and expenses                                           26,632                    21,588
                                                           -----------------          ----------------
Income before income taxes and minority interest           $           3,112          $          4,907
                                                           =================          ================


     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance.

     Premiums earned in our Life Reinsurance International Segment during the first quarter increased 9% to $27.7 million in comparison with $25.4 million in the three month period ended March 31, 2003. Premiums earned from a portfolio acquired in 2002 were $1.5 million lower in the first quarter of 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium grew by 9% in the first quarter 2004 to $16.4 million in comparison with $15.0 million in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, grew 46% from $5.4 million to $7.9 million due to more contracts being in force in 2004 compared to 2003. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned.

     Investment income in 2004 has increased to $2.1 million compared to $1.7 million for the same period in 2003 due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment increased by 45% to $19.6 million in the quarter ended March 31, 2004 from $13.5 million in the same quarter in 2003. Claims in the current quarter, compared to the same quarter in 2003, have been impacted by the introduction of the estimates process described above and the increased volumes of business in 2003. In addition during the quarter we incurred $900,000 in respect of claims resulting from late reported claims relating to prior periods.

     During the three month period ended March 31, 2004 acquisition costs and other insurance expenses decreased by $2.9 million or 52% to $2.6 million from $5.5 million in 2003. Acquisition costs for a portfolio acquired late in 2002 are $1.0 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $300,000 lower in first quarter 2004 compared to first quarter 2003 due to the sale of the unit linked business in the second quarter of 2003.

     Operating expenses have increased by 73% to $4.4 million from $2.5 million in the prior year period. The increase is principally related to personnel costs. The number of employees in this segment has grown from 46 at March 31, 2003 to 53 at March 31, 2004. Additional resources have been added as we continue to grow our business in existing and prospective markets. The increased personnel costs include cost for recruitment expenses. Office costs increased compared to 2003 due to the move to larger offices in the second quarter of 2003. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling.


Other

                                                               Three months ended     Three months ended
                                                                 March 31, 2003         March 31, 2004
                                                                 --------------         --------------

Investment income, net                                         $            547       $           978
Fee income                                                                  850                   933
Realized gains (losses)                                                    (121)                   46
                                                               ----------------       ---------------
Total revenues                                                            1,276                 1,957
                                                               ----------------       ---------------

Acquisition costs and other insurance expenses, net                         684                   672
Operating expenses                                                        3,482                 3,274
Interest expense                                                          2,091                 1,576
                                                               ----------------       ---------------
Total expenses                                                            6,257                 5,522
                                                               ----------------       ---------------
Loss before income taxes and minority interest                 $         (4,981)      $        (3,565)
                                                               ----------------       ---------------


     The Other Segment comprises revenues and expenses not included elsewhere and includes corporate overhead. As previously discussed our Wealth Management operations, which were previously designated as a separate segment, are now included in the Other Segment.

     Investment income arises in the Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Fee income and acquisition expenses arise from our Wealth Management operations. Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our board of directors and legal and professional fees including those in respect of corporate governance legislation. Interest expense has increased from $1.6 million to $2.1 million as a result of the HyCU issuance in December 2003.

Realized gains (losses)

     During the three months ended March 31, 2004, realized gains amounted to $1.4 million in comparison with realized losses of $2.3 million in the same period in 2003.

     During the quarter ended March 31, 2004, we recognized losses of $1.9 million in respect of impairments on the portfolio controlled by us. These losses were more than offset by realized gains on the portfolio. The losses in the first quarter of 2003 consist of investment losses on unit linked securities held by Scottish Re Holdings Limited of $966,000, impairments of $1.8 million on the portfolio controlled by us and impairment losses of $1.1 million on contracts written under modified coinsurance agreements. These losses were partially offset by net realized gains on the sales of fixed maturity investments.

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

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended March 31, 2004 and 2003.

                                  Three months ended March 31, 2004
                      Credit Concern             Other               Total
Days                Proceeds     Loss     Proceeds    Loss    Proceeds     Loss
                    --------     ----     --------    ----    --------     ----
                                        (dollars in thousands)

0-90 ............   $ 3,325   $  (108)   $14,296   $   (38)   $17,621   $  (146)
91-180 ..........         -         -     20,317      (226)    20,317      (226)
181-270 .........         -         -      1,130       (14)     1,130       (14)
Greater than 271      5,060      (548)         -         -      5,060      (548)
                    -------   -------    -------   -------    -------   -------
Total ...........   $ 8,385   $  (656)   $35,743   $  (278)   $44,128   $  (934)
                    =======   =======    =======   =======    =======   =======

                                  Three months ended March 31, 2003
                      Credit Concern             Other               Total
Days                Proceeds     Loss     Proceeds    Loss    Proceeds     Loss
                    --------     ----     --------    ----    --------     ----
                                        (dollars in thousands)

0-90 ............... $     -   $    -    $     -    $    -    $     -   $    -
91-180 .............   2,691     (202)         -         -      2,691     (202)
181-270 ............   1,200     (241)         -         -      1,200     (241)
Greater than 271 ...   1,474      (13)         -         -      1,474      (13)
                     -------   ------    -------    ------    -------   ------
Total .............. $ 5,365   $ (456)   $     -    $    -    $ 5,365   $ (456)
                     =======   ======    =======    ======    =======   ======


Financial Condition

Investments

At March 31, 2004, the portfolio controlled by us consisted of $2.6 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded, however, $201.6 million represent investments in private securities. Of the total portfolio controlled by us, $2.5 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $174.5 million represented other cash balances. At December 31, 2003, the portfolio controlled by us consisted of $2.4 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded, however, $175.2 million represented investments in private securities. Of the total portfolio, $2.1 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $262.7 million represented other cash balances.

     At March 31, 2004, the average Standard & Poor's rating of that portfolio was "AA-", the average effective duration was 3.76 years and the average book yield was 4.43% as compared with an average rating of "AA-", an average effective duration 3.94 years and an average book yield of 4.46% at December 31, 2003. At March 31, 2004, the unrealized appreciation on investments, net of tax, was $45.2 million as compared with $16.8 million at December 31, 2003. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     In the table below are the total returns earned by our portfolio for the three months ended March 31, 2004, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with General Re New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                                  March 31, 2004
                                                                  --------------

              Portfolio performance.............................     2.81%
              Customized index..................................     2.60%
              Lehman Brothers Global Bond Index.................     2.01%
              S&P 500...........................................     1.69%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                March 31, 2004         December 31, 2003
     Ratings                                     $ in                   $ in
                                                millions     %         millions       %
                                                --------     -         --------       -

     AAA...................................     $  885.7     33.4%    $  785.4       32.7%
     AA....................................        297.7     11.2        298.4       12.4
     A.....................................        851.9     32.2        762.7       31.7
     BBB...................................        587.5     22.2        540.8       22.5
     BB or below...........................         26.2      1.0         16.6        0.7
                                                --------    -----     --------     ------
     Total.................................     $2,649.0    100.0%    $2,403.9      100.0%
                                                ========    =====     ========     ======

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                March 31, 2004         December 31, 2003
     Sector                                      $ in                   $ in
                                                millions     %         millions       %
                                                --------     -         --------       -
     U.S. Treasury securities and U.S.
        government agency obligations........   $   56.0      2.1%    $   74.6        3.1%
     Corporate securities....................    1,127.8     42.6      1,119.6       46.6
     Municipal bonds.........................        9.8      0.4          1.8        0.1
     Mortgage and asset backed securities....    1,143.1     43.1        818.7       34.0
     Preferred stock.........................      137.8      5.2        126.5        5.3
                                                --------    -----     --------      -----
                                                 2,474.5     93.4      2,141.2       89.1
     Cash....................................      174.5      6.6        262.7       10.9
                                                --------    -----     --------      -----
     Total...................................   $2,649.0    100.0%    $2,403.9      100.0%
                                                ========    =====     ========      =====


     The data in the tables above excludes other investments and assets held by ceding insurers under modified coinsurance agreements.

     At March 31, 2004, our fixed income portfolio had 1,526 positions and $8.9 million of gross unrealized losses. No single position had an unrealized loss greater than $0.9 million. There were $69.2 million of unrealized gains on the remainder of the portfolio. There were 11 private securities in an unrealized loss position totaling $108,000. At December 31, 2003 our fixed income portfolio had 1,375 positions and $14.6 million of gross unrealized losses. No single position had an unrealized loss greater than $1.6 million. There were $37.0 million of unrealized gains on the remainder of the portfolio. There were 34 private securities in an unrealized loss position totaling $805,000.

     The composition by category of securities that have an unrealized loss at March 31, 2004 and December 31, 2003 are presented in the tables below.

                                                                       March 31, 2004
                                                     Estimated                  Unrealized
                                                     Fair Value         %          Loss          %
                                                     ----------         -          ----          -
                                                                    Dollars in thousands

Other structured securities..................       $ 155,786         40.4%     $(6,816)         76.3%
Corporate securities.........................          95,947         24.9       (1,159)         13.0
Mortgage backed securities...................          64,939         16.8         (203)          2.3
Collateralized mortgage obligations..........          49,273         12.8         (494)          5.5
Preferred stock..............................          13,958          3.6         (187)          2.0
Governments..................................           3,665          1.0          (42)          0.5
Municipal bonds..............................           1,964          0.5          (36)          0.4
                                                     --------        -----      --------        -----
Total........................................        $385,532          100%     $(8,937)          100%
                                                     ========        =====      ========        =====


                                                                       December 31, 2003
                                                    Estimated                   Unrealized
                                                   Fair Value          %           Loss            %
                                                   ----------          -           ----            -
                                                                     Dollars in thousands

Corporate securities.........................        $223,555         41.4%     $ (3,823)        26.2%
Other structured securities..................         154,065         28.5        (8,943)        61.3
Collateralized mortgage obligations..........          95,455         17.7          (863)         5.9
Governments..................................          25,838          4.8          (400)         2.7
Preferred stock..............................          21,303          3.9          (299)         2.1
Mortgage backed securities...................          19,900          3.7          (255)         1.8
                                                     --------        -----      --------        -----
Total........................................        $540,116        100.0%     $(14,583)       100.0%
                                                     ========        =====      ========        =====

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                                March 31, 2004
                                                           Estimated                  Unrealized
     Days                       Book Value        %        Fair Value        %           Loss            %
     ----                       ----------        -        ----------        -           ----            -
                                                             Dollars in thousands

     0-90..................    $  243,723       61.8%     $  240,406        62.4%    $   (3,317)        37.1%
     91-180................        34,972        8.9          34,406         8.9           (566)         6.3
     181-270...............        39,641       10.0          38,971        10.1           (670)         7.5
     271-360...............        25,734        6.5          25,378         6.6           (356)         4.0
     Greater than 360......        50,399       12.8          46,371        12.0         (4,028)        45.1
                               ----------      -----      ----------       -----     ----------        -----
     Total.................    $  394,469      100.0%     $  385,532       100.0%    $   (8,937)       100.0%
                               ==========      =====      ==========       =====     ==========        =====


                                                              December 31, 2003
                                                           Estimated                  Unrealized
     Days                       Book Value        %        Fair Value        %           Loss            %
     ----                       ----------        -        ----------        -           ----            -
                                                             Dollars in thousands

     0-90..................    $   308,267       55.6%    $   304,511        56.4%   $    (3,756)        25.8%
     91-180................        115,702       20.9         113,405        21.0         (2,297)        15.8
     181-270...............         56,362       10.1          55,243        10.2         (1,119)         7.7
     271-360...............         13,486        2.4          13,064         2.4           (422)         2.9
     Greater than 360......         60,882       11.0          53,893        10.0         (6,989)        47.8
                               -----------      -----     -----------       -----    -----------        -----
     Total.................    $   554,699      100.0%    $   540,116       100.0%   $   (14,583)       100.0%
                               ===========      =====     ===========       =====    ===========        =====

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $2.0 million at both March 31, 2004 and December 31, 2003. Unrealized losses on non-investment grade securities amounted to $3.5 million and $3.0 million at March 31, 2004 and December 31, 2003, respectively. Of these amounts, non-investment grade securities with unrealized losses of $2.9 million at March 31, 2004 and $1.8 million at December 31, 2003 had been in an unrealized loss position for a period greater than one year, of which $1.3 million at March 31, 2004 and $895,000 at December 31, 2003 had been in an unrealized loss position for periods greater than 2 years.

     The following tables illustrate the industry analysis of the unrealized losses at March 31, 2004 and December 31, 2003.

                                                                         March 31, 2004
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                           ----           -         ----------        -            ----           -
        Industry                                                      Dollars in thousands

        Mortgage and asset backed
           securities.............     $  277,510        70.4%      $ 269,997         70.0%    $   (7,513)       84.1%
        Banking...................         24,234         6.1          23,807          6.2           (427)        4.8
        Supernational.............         17,725         4.5          17,490          4.5           (235)        2.6
        Electric..................         12,075         3.1          12,042          3.1            (33)        0.4
        Financial other...........         10,077         2.6           9,953          2.6           (124)        1.4
        Communications............          7,427         1.9           7,321          1.9           (106)        1.2
        Brokerage.................          5,815         1.5           5,784          1.5            (31)        0.3
        Other.....................         39,606         9.9          39,138         10.2           (468)        5.2
                                       ----------       -----       ---------        -----     ----------       -----
        Total.....................     $  394,469       100.0%      $ 385,532        100.0%    $   (8,937)      100.0%
                                       ==========       =====       =========        =====     ==========       =====


                                                                       December 31, 2003
                                        Amortized                   Estimated                   Unrealized
                                           Cost           %         Fair Value        %            Loss           %
                                           ----           -         ----------        -            ----           -
        Industry                                                      Dollars in thousands

        Mortgage and asset backed
           securities.............     $  279,481        50.4%     $  269,420         49.9%    $  (10,061)       69.0%
        Banking...................         38,738         7.0          38,201          7.1           (537)        3.7
        Consumer non-cyclical.....         23,009         4.1          22,632          4.2           (377)        2.6
        Communications............         27,401         4.9          27,055          5.0           (346)        2.4
        Financial companies.......         21,900         3.9          21,539          4.0           (361)        2.5
        Insurance.................         17,467         3.1          17,289          3.2           (178)        1.2
        Transportation............          7,382         1.3           6,534          1.2           (848)        5.8
        Other.....................        139,321        25.3         137,446         25.4         (1,875)       12.8
                                       ----------       -----       ---------        -----     ----------       -----
        Total.....................     $  554,699       100.0%     $  540,116        100.0%    $  (14,583)      100.0%
                                       ==========       =====      ==========        =====     ==========       =====

-------------
Other industries each represent less than 2% of estimated fair value.

     The expected maturity dates of securities that have an unrealized loss at March 31, 2004 and December 31, 2003 are presented in the table below.


                                                                         March 31, 2004
                                          Amortized                Estimated                  Unrealized
Maturity                                    Cost          %        Fair Value        %            Loss            %
--------                                    ----          -        ----------        -            ----            -
                                                                      Dollars in thousands

Due in one year or less.............    $    88,207       22.4%    $   86,688      22.5%        (1,519)         17.0%
Due in one through five years.......        181,210       45.9        178,746      46.3         (2,464)         27.6
Due in five through ten years.......        111,268       28.2        107,476      27.9         (3,792)         42.4
Due after ten years.................         13,784        3.5         12,622       3.3         (1,162)         13.0
                                        -----------      -----     ----------     -----     -----------        -----
Total...............................    $   394,469      100.0%    $  385,532     100.0%    $   (8,937)        100.0%
                                        ===========      =====     ==========     =====     ===========        =====

                                                                       December 31, 2003
                                                                   Estimated                  Unrealized
Maturity                                 Book Value       %        Fair Value         %           Loss            %
--------                                 ----------       -        ----------         -       ----------          -
                                                                     Dollars in thousands

Due in one year or less.............    $    36,746        6.9%    $   36,648       7.1%    $       (98)         0.7%
Due in one through five years.......        220,097       41.3        214,103      41.3          (5,994)        42.0
Due in five through ten years.......        232,231       43.5        225,844      43.5          (6,387)        44.7
Due after ten years.................         44,023        8.3         42,218       8.1          (1,805)        12.6
                                        -----------      -----     ----------     -----     -----------        -----
Total...............................    $   533,097      100.0%    $  518,813     100.0%    $   (14,284)       100.0%
                                        ===========      =====     ==========     =====     ===========        =====


     At March 31, 2004, there were 254 securities with unrealized loss positions with one security having a unrealized loss greater than $1.0 million. This security was a securitized asset and was tested for impairment under EITF 99-20 and EITF 03-1 and satisfied the impairment tests. At December 31, 2003, there were 409 securities with unrealized loss positions with 2 securities having an unrealized loss greater than $1.0 million. These were also securitized assets, were tested for impairment under EITF 99-20 and satisfied the impairment tests at December 31, 2003.

     At March 31, 2004, there were 8 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $2.9 million and the largest unrealized loss position was $0.9 million. At December 31, 2003 there were 12 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.2 million and the largest unrealized loss position was $1.6 million.

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

     At March 31, 2004 and December 31, 2003, funds withheld at interest were in respect of six fixed annuity reinsurance contracts with three ceding companies. At March 31, 2004 and December 31, 2003, we had three contracts with Lincoln National Insurance Company that account for $1.4 billion (85%) and $1.3 billion (86%) of the funds withheld balances. The other contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company, which are included in interest sensitive contract liabilities, with the amounts owed to us by the ceding company. Interest sensitive contract liabilities relating to these fixed annuity reinsurance contracts amounted to $2.9 billion and $1.7 billion at March 31, 2004 and December 31, 2003, respectively.

     At March 31, 2004, funds withheld at interest totaled $1.5 billion with an average rating of "A-", an average effective duration of 4.92 years and an average book yield of 6.23% as compared with an average rating of "A-", an average effective duration of 5.06 years and an average book yield of 6.32% at December 31, 2003. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.6 billion at March 31, 2004 and at December 31, 2003, respectively.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                                      March 31, 2004                December 31, 2003
     Ratings                                   $ in millions         %         $ in millions         %
     -------                                   -------------         -         -------------         -

     AAA...................................    $     233.5         14.8%            $216.6         13.9%
     AA....................................           76.6          4.8               76.9          4.9
     A.....................................          536.3         33.9              528.6         34.0
     BBB...................................          537.1         33.9              537.6         34.6
     BB or below...........................           65.6          4.2               66.0          4.3
                                               -----------        -----          ---------        -----
                                                   1,449.1         91.6            1,425.7         91.7
     Commercial mortgage loans.............          133.1          8.4              129.4          8.3
                                               -----------        -----          ---------        -----
     Total.................................    $   1,582.2        100.0%         $ 1,555.1        100.0%
                                               ===========        =====          =========        =====

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                                   March 31, 2004                December 31, 2003
     Sector                                    $ in millions         %         $ in millions       %
     ------                                    -------------         -         -------------       -

     U.S. Treasury securities and U.S.
        government agency obligations....      $     31.2          2.0%      $     32.0          2.1%
     Corporate securities................         1,041.9         65.8          1,041.2         67.0
     Municipal bonds.....................            24.3          1.5             23.1          1.5
     Mortgage and asset backed securities           335.0         21.2            329.4         21.1
     Commercial mortgage loans...........           133.1          8.4            129.4          8.3
     Cash................................            16.7          1.1                -            -
                                               ----------        -----       ----------        -----
     Total................................     $  1,582.2        100.0%      $  1,555.1        100.0%
                                               ==========        =====       ==========        =====

Liquidity and Capital Resources

Cash flow

     Cash used in operating activities amounted to $9.9 million in the first three months of 2004 in comparison with a cash source of $12.5 million provided by operating activities in the same period of 2003. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The decrease in operating cash flow is principally attributable to settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior its acquisition in December 2003. This outflow is not expected to recur. When adjusted for this payment cash flows from operations in the first three months of 2004 were $13.7 million compared to $13.2 in the same period of 2003.

     We believe cash flows from operations will be positive over time. However, they may be positive or negative in any one period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period. To address the risk that operating cash flows may not be sufficient in any given period we maintain a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and can be sold to meet obligations if necessary.

Capital and collateral

     At March 31, 2004, total capitalization was $1.0 billion compared to $964.3 million at December 31, 2003. Total capitalization is analyzed as follows:

                                              March 31, 2004   December 31, 2003
                                              --------------   -----------------
                                                 (dollars in thousands)

             Shareholder's equity............  $   703,265        $ 659,844
             Mezzanine equity................      142,008          141,928
             Long-term debt..................      162,500          162,500
                                               -----------        ---------
             Total                             $ 1,007,773        $ 964,272
                                               ===========        =========

     The increase in capitalization is due to the net income for the three months ended March 31, 2004 of $10.1 million less dividends paid of $1.8 million and other comprehensive income of $31.5 million. Other comprehensive income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of March 31, 2004.

     In February 2004, we filed a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell from time to time securities described in the registration statement up to a total of $750.0 million.

     During the three months ended March 31, 2004, we paid quarterly dividends totaling $1.8 million or $0.05 per share.

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

     One of the facilities requires that Scottish Annuity & Life (Cayman) Ltd. maintain shareholder's equity of at least $340.0 million. At March 31, 2004, Scottish Annuity & Life (Cayman) Ltd.'s shareholder's equity was $809.3 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralised assets of 1.2 times any unsecured borrowings. At March 31, 2004, our net worth was $703.3 million and the ratio of debt to total capitalization was 16.1%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At March 31, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.5 million as at March 31, 2004 and $31.2 million at December 31, 2003.

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit, and certain reinsurance transactions. With these reinsurance transactions, the need for collateral or letters of credit arises in five ways:

     o when Scottish Annuity & Life (Cayman) Ltd., Scottish Re (Dublin) Limited or Scottish Re Limited enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit in order that the ceding company may obtain reserve credit for the reinsurance transaction;

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

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 49 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.

     Scottish Annuity & Life (Cayman) Ltd. has agreed with Scottish Re (U.S.), Inc. that it will (1) cause Scottish Re (U.S.), Inc. to maintain capital and surplus equal to the greater of $20.0 million or 250% of Risk Based Capital ("RBC") under the risk-based capital laws of the state of Delaware and (2) provide Scottish Re (U.S.), Inc. with enough liquidity to meet its obligations in a timely manner.

     In addition, Scottish Annuity & Life (Cayman) Ltd. and Scottish Re have agreed with Scottish Re Limited that in the event Scottish Re Limited is unable to meet its obligations under its insurance or reinsurance agreements, Scottish Annuity & Life (Cayman) Ltd. (or if Scottish Annuity & Life (Cayman) Ltd. cannot fulfill such obligations, then Scottish Re) will assume all of Scottish Re Limited's obligations under such agreements.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends, subject to regulatory approval, to enter into an agreement with Scottish Re Life Corporation stating that it will (1) cause Scottish Re Life Corporation to maintain capital and surplus equal to the greater of $20.0 million or such amount necessary to prevent the occurrence of a Company Action Level Event under the risk-based capital laws of the state of Missouri and (2) provide Scottish Re Life Corporation with enough liquidity to meet its obligations in a timely manner.

     Scottish Re and Scottish Annuity & Life (Cayman) Ltd. have executed a similar agreement for Scottish Re (Dublin) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

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

Changes in Accounting Standards

     In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-01 ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts". This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. In implementing the SOP we have made various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Implementation of this SOP has not had a material effect on our financial statements.

     Effective December 31, 2003, we adopted EITF 03-1. This EITF provides guidance on disclosures for other than temporary impairments of debt and marketable equity investments that have been accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Implementation did not have a material effect on our financial statements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since December 31, 2003. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K.

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of March 31, 2004, our principal executive officers and principal financial officer have concluded that Scottish Re's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Re Group Limited in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, Scottish Re's internal control over financial reporting.

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

     4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.6 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.7 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.8 Purchase Contract Agreement, dated December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as purchase contract agent and collateral agent (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.9 Pledge Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as collateral agent and custodial Agent, purchase contract agent, and securities intermediary (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.10 Remarketing Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and Bear, Stearns & Co. Inc., as remarketing agent (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.11 Certificate of Designations of Convertible Preferred Shares of the Scottish Re Group Limited (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited 's Registration Statement on Form S-1).(1)(14)

     10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(14)

     10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(14)

     10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.6   1999 Stock Option Plan (incorporated herein by reference to Exhibit
            10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).(2)(14)

     10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited s 1999 Annual Report on Form 10-K).(2)(14)

     10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K).(3)(14)

     10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(7)

     10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.11  2001 Stock Option Plan (incorporated herein by reference to Exhibit
            10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(14)

     10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to Exhibit
            10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(14)

     10.13 Service Agreement dated December 31, 2001 between Scottish Re Holdings Limited and Paul Andrew Bispham.(4)(14)

     10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.15 Stockholder Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.16 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.17 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.18 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(14)

     10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
            2002).(8)(14)

     10.20 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean. (2)(14)

     10.21 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(14)

     10.22 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(14)

     10.23 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(14)

     10.24 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(1)

     10.25 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
            (12)(14)

     10.26 Amended employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(14)

     10.27 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3).
            (9)

     10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

     10.29 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley. (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2003). (13)(14)

     10.30 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.31 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.32 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.33 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance. (14)

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

     ----------------

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

     (6) Scottish Re Group Limited's Current Report on Form 8-K/A was filed with the SEC on January 11, 2002.

     (7) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 9, 2001.

     (8) Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.

     (9) Scottish Re Group Limited's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.

     (10) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 17, 2003.

     (11) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on January 6, 2004.

     (12) Scottish Re Group Limited's 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.

     (13) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.

     (14) This exhibit is a management contract or compensatory plan or arrangement.


B.   Reports on Form 8-K

     The following reports on Form 8-K were filed during the three month period ended March 31, 2004.

     Scottish Re filed a report on Form 8-K on January 6, 2004 to report under Items 2 (Acquisition or Disposition of Assets) and 7 (Financial Statements, Pro Forma Financial Information and Exhibits) that on December 22, 2003, it had completed the acquisition of 95% of the outstanding capital stock of ERC Life Corporation, which we have renamed Scottish Re Life Corporation, from ERC pursuant to a Stock Purchase Agreement by and among Scottish Re, Scottish Holdings, Inc. and ERC dated as of October 24, 2003.

     Scottish Re filed a report on Form 8-K on February 24, 2004 to report under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) Scottish Re's financial results for the year ended December 31, 2003.

     Scottish Re filed a report on Form 8-K/A on March 5, 2004 to report under
Item 7 (Financial Statements, Pro Forma Financial Information and Exhibits) certain financial statements and information relating to Scottish Re Life Corporation.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                            SCOTTISH RE GROUP LIMITED

Date:  May 10 , 2004            By: /s/ Scott E. Willkomm
                                    Scott E. Willkomm
                                    President

Date:  May 10, 2004             By: /s/ Michael C. French
                                    Michael C. French
                                    Chief Executive Officer

Date:  May 10, 2004             By: /s/ Elizabeth A. Murphy
                                    Elizabeth A. Murphy
                                    Chief Financial Officer

                                                                    Exhibit 31.1

                                  CERTIFICATION

     I, Michael C. French, Chief Executive Officer of Scottish Re Group Limited certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Scottish Re Group Limited ("the registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                                                    Exhibit 31.1


        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 10, 2004


/s/ Michael C. French
-----------------------
Michael C. French
Chief Executive Officer

                                                                    Exhibit 31.2


                                  CERTIFICATION

     I, Scott E. Willkomm, President of Scottish Re Group Limited certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Scottish Re Group Limited (the "registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                                                    Exhibit 31.2


        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 10, 2004

/s/ Scott E. Willkomm
Scott E. Willkomm
President

                                                                    Exhibit 31.3


                                  CERTIFICATION

     I, Elizabeth A. Murphy, Chief Financial Officer of Scottish Re Group Limited certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Scottish Re Group Limited (the "registrant");

     2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

     3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15(d)-15(f)) for the registrant and have:

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

        b) evaluated the effectiveness of the registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

        c) disclosed in this report any change in the registrant's internal control over financial reporting that occurred during the registrant's most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, the registrant's internal control over financial reporting; and

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the registrant's auditors and the audit committee of the registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the registrant's ability to record, process, summarize and report financial information; and

                                                                    Exhibit 31.3


        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal control over financial reporting.

Date:  May 10, 2004

/s/ Elizabeth A. Murphy
Elizabeth A. Murphy
Chief Financial Officer

                                                                    Exhibit 32.1


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scottish Re Group Limited (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Michael C. French, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Michael C. French
----------------------
Michael C. French
Chief Executive Officer

May 10, 2004

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

                                                                    Exhibit 32.2


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scottish Re Group Limited (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Scott E. Willkomm, President of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Scott E. Willkomm
---------------------
Scott E. Willkomm
President
May 10, 2004

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

                                                                    Exhibit 32.3


                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO

                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Quarterly Report of Scottish Re Group Limited (the "Company") on Form 10-Q for the quarterly period ended March 31, 2004 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Elizabeth A. Murphy, Chief Financial Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to ss. 906 of the Sarbanes-Oxley Act of 2002, that:

          (1) The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/  Elizabeth A. Murphy
------------------------
Elizabeth A. Murphy
Chief Financial Officer

May 10, 2004

     A signed original of this written statement required by Section 906 has been provided to Scottish Re Group Limited and will be retained by Scottish Re Group Limited and furnished to the Securities and Exchange Commission or its staff upon request.