Form 10-Q
period 2004-06-30
SCOTTISH RE GROUP LTD
filed 2004-08-09
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               __________________

                                    FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended June 30, 2004

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

As of July 29, 2004, Registrant had 35,845,962 ordinary shares outstanding.

                                Table of Contents

PART I.   FINANCIAL INFORMATION................................................2


Item 1.   Financial Statements.................................................2


       Consolidated Balance Sheets - June 30, 2004 (Unaudited)
       and December 31, 2003...................................................2

       Unaudited Consolidated Statements of Income - Three and
       Six months ended June 30, 2004 and 2003.................................3

       Unaudited Consolidated Statements of Comprehensive
       Income - Three and Six months ended June 30, 2004 and 2003..............4

       Unaudited Consolidated Statements of Shareholders'
       Equity - Three and Six months ended June 30, 2004 and 2003..............5

       Unaudited Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003............................................6

     Notes to Unaudited Consolidated Financial Statements......................7

Item 2.   Management's Discussion and Analysis of Financial
          Condition and Results of Operations.................................22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk..........50

Item 4.   Controls and Procedures.............................................50

PART II.  OTHER INFORMATION...................................................51

Item 1.   Legal Proceedings...................................................51

Item 2.   Changes in Securities and Use of Proceeds...........................51

Item 3.   Defaults Upon Senior Securities.....................................51

Item 4.   Submission of Matters to a Vote of Securities Holders...............52

Item 5.   Other Information...................................................53

Item 6.   Exhibits and Reports on Form 8-K....................................53

PART I.  FINANCIAL INFORMATION
Item 1.  Financial Statements

                            Scottish Re Group Limited
             Consolidated Balance Sheets - June 30, 2004 (Unaudited)
                              and December 31, 2003
                             (Dollars in thousands)

                                                                           June 30, 2004        December 31,
                                                                            (unaudited)             2003
                                                                        -----------------    ----------------

ASSETS


Fixed maturity investments, available for sale, at fair value
(Amortized cost $2,565,516; 2003 - $1,993,247).....................     $       2,548,635    $      2,014,719
Preferred stock, available for sale, at fair value (Cost $139,686;
2003 -$125,460)....................................................               134,139             126,449
Cash and cash equivalents..........................................               270,503             298,149
Other investments..................................................                16,755              17,678
Funds withheld at interest.........................................             1,474,287           1,469,425
                                                                        -----------------    ----------------
     Total investments.............................................             4,444,319           3,926,420
Accrued interest receivable........................................                26,408              22,789
Reinsurance balances and risk fees receivable......................               321,824             196,192
Deferred acquisition costs.........................................               391,049             308,591
Amount recoverable from reinsurers.................................               746,161             737,429
Present value of in-force business.................................                11,922              13,479
Goodwill...........................................................                35,847              35,847
Fixed assets.......................................................                12,615              11,800
Other assets.......................................................                56,095              45,209
Deferred tax benefit...............................................                32,348              12,624
Segregated assets..................................................               794,020             743,137
                                                                        -----------------    ----------------
     Total assets..................................................     $       6,872,608    $      6,053,517
                                                                        =================    ================
LIABILITIES
Reserves for future policy benefits................................     $       1,683,686    $      1,502,415
Interest sensitive contract liabilities............................             3,220,301           2,633,346
Accounts payable and accrued expenses..............................                25,836              31,673
Reinsurance balances payable.......................................               105,452             125,756
Other liabilities..................................................                23,025              30,546
Current income tax payable.........................................                 5,991              13,077
Long term debt.....................................................               194,500             162,500
Segregated liabilities.............................................               794,020             743,137
                                                                        -----------------    ----------------
     Total liabilities.............................................             6,052,811           5,242,450
                                                                        -----------------    ----------------
MINORITY INTEREST                                                                   9,188               9,295
MEZZANINE EQUITY                                                                  142,145             141,928
SHAREHOLDERS' EQUITY

Share capital, par value $0.01 per ordinary share:
    Issued and fully paid: 35,828,462 ordinary shares (2003 -
    35,228,411)....................................................                   358                 352
Additional paid-in capital.........................................               555,445             548,750
Accumulated other comprehensive (loss) income......................                (3,139)             29,034
Retained earnings..................................................               115,800              81,708
                                                                        -----------------    ----------------
     Total shareholders' equity....................................               668,464             659,844
                                                                        -----------------    ----------------
     Total liabilities and shareholders' equity....................     $       6,872,608    $      6,053,517
                                                                        =================    ================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                  Unaudited Consolidated Statements of Income -
                Three and Six months ended June 30, 2004 and 2003
                  (Dollars in thousands, except per share data)

                                                       Three months ended                   Six Months ended
                                               ---------------------------------   ---------------------------------
                                                June 30, 2004     June 30, 2003     June 30, 2004     June 30, 2003
                                               --------------    ---------------   --------------    ---------------
REVENUES

Premiums earned..............................  $      157,884    $        94,737   $      291,231    $       159,556
Investment income, net.......................          54,817             35,814          104,919             68,138
Fee income...................................           3,189              2,380            6,141              4,371
Realized losses..............................          (1,687)            (3,392)            (266)            (5,713)
Change in value of embedded derivatives......          14,610                  -            5,964                  -
                                               --------------    ---------------   --------------    ---------------
     Total revenues..........................         228,813            129,539          407,989            226,352
                                               --------------    ---------------   --------------    ---------------

BENEFITS AND EXPENSES
Claims and other policy benefits.............         123,975             65,549          219,142            108,463
Interest credited to interest sensitive
contract liabilities.........................          25,465             16,874           49,658             32,767
Acquisition costs and other insurance
expenses, net................................          40,100             27,884           72,969             48,539
Operating expenses...........................          10,901              8,148           23,755             16,013
Interest expense.............................           2,996              1,851            5,773              3,664
                                               --------------    ---------------   --------------    ---------------
     Total benefits and expenses.............         203,437            120,306          371,297            209,446
                                               --------------    ---------------   --------------    ---------------
Income before income taxes and minority
interest.....................................          25,376              9,233           36,692             16,906
Income tax benefit (expense).................           2,168                 84            1,294               (166)
                                               --------------    ---------------   --------------    ---------------
Income before minority interest..............          27,544              9,317           37,986             16,740
Minority interest............................              11                  -             (338)                 -
                                               --------------    ---------------   --------------    ---------------
Income from continuing operations............          27,555              9,317           37,648             16,740
Loss from discontinued operations............               -             (1,445)               -             (1,625)
                                               --------------    ---------------   --------------    ---------------
Net income                                     $       27,555    $         7,872   $       37,648    $        15,115
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share from continuing
operations -Basic............................  $         0.77    $          0.34   $         1.06    $          0.62
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share from continuing
operations - Diluted.........................  $         0.74    $          0.33   $         1.01    $          0.59
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share - Basic..........  $         0.77    $          0.29   $         1.06    $          0.56
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share -Diluted.........  $         0.74    $          0.28   $         1.01    $          0.53
                                               ==============    ===============   ==============    ===============
Dividends per ordinary share.................  $         0.05    $          0.05   $         0.10    $          0.10
                                               ==============    ===============   ==============    ===============

Weighted average number of ordinary shares
outstanding..................................
Basic........................................      35,747,254        27,101,357        35,537,458         27,038,103
                                               ==============    ===============   ==============    ===============
Diluted......................................      37,328,448        28,536,448        37,279,282         28,333,554
                                               ==============    ===============   ==============    ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
               Unaudited Consolidated Statements of Comprehensive
           Income - Three and Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                        Three months ended                       Six Months ended
                                              --------------------------------------  --------------------------------------
                                                 June 30, 2004       June 30, 2003       June 30, 2004       June 30, 2003
                                              ------------------  ------------------  ------------------  ------------------
Net income.............................       $          27,555   $       7,872       $        37,648     $       15,115
                                              ------------------  ------------------  ------------------  ------------------
Other comprehensive income, net of tax:
     Unrealized (depreciation)
     appreciation on investments:......                 (56,832)         20,409               (32,174)            25,476
     Add: reclassification adjustment
     for investment (losses) gains
     included in net income............                  (3,627)         (4,629)                   65             (6,035)
                                              ------------------  ------------------  ------------------  ------------------
Unrealized (depreciation) appreciation
on investments net of income tax
(benefit) expense of $(18,223),
$4,533, $(10,004) and $6,831...........                 (60,459)         15,780               (32,109)            19,441
Cumulative translation adjustment......                  (3,236)          2,747                   (64)             2,020
Minimum pension liability adjustment...                        -            (61)                    -                (39)
                                              ------------------  ------------------  ------------------  ------------------
Other comprehensive (loss) income......                 (63,695)         18,466               (32,173)            21,422
                                              ------------------  ------------------  ------------------  ------------------
Comprehensive (loss) income............       $         (36,140)  $      26,338       $         5,475     $       36,537
                                              ==================  ==================  ==================  ==================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
               Unaudited Consolidated Statements of Shareholders'
                Equity - Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                                                     Six months ended
                                                                        -----------------------------------------
                                                                            June 30, 2004         June 30, 2003
                                                                        --------------------    -----------------
ORDINARY SHARES:
     Beginning of period..............................................           35,228,411           26,927,456
     Issuance to employees on exercise of options.....................              600,051              235,586
     Issuance on exercise of warrants.................................                   -               200,000
                                                                        --------------------    -----------------
     End of period....................................................           35,828,462           27,363,042
                                                                        ====================    =================

SHARE CAPITAL:
     Beginning of period..............................................   $              352      $           269
     Issuance to employees on exercise of options.....................                    6                    3
     Issuance on exercise of warrants.................................                    -                    2
                                                                        --------------------    -----------------
     End of period....................................................                  358                  274
                                                                        --------------------    -----------------

ADDITIONAL PAID-IN CAPITAL:
     Beginning of period..............................................              548,750              416,712
     Issuance to employees on exercise of options.....................                6,641                2,244
     Issuance on exercise of warrants.................................                    -                2,998
     Other............................................................                   54                    -
                                                                        --------------------    -----------------
     End of period....................................................              555,445              421,954
                                                                        --------------------    -----------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (depreciation) appreciation on investments.................
     Beginning of period..............................................               16,848                8,930
     Change in period (net of tax)....................................              (32,109)              19,441
                                                                        --------------------    -----------------
     End of period....................................................              (15,261)              28,371
                                                                        --------------------    -----------------
Cumulative translation adjustment.....................................
     Beginning of period..............................................               12,186                5,908
     Change in period.................................................                  (64)               2,020
                                                                        --------------------    -----------------
     End of period....................................................               12,122                7,928
                                                                        --------------------    -----------------
Minimum pension liability adjustment
     Beginning of period..............................................                    -               (1,371)
     Change in period.................................................                    -                  (39)
                                                                        --------------------    -----------------
     End of period....................................................                    -               (1,410)
                                                                        --------------------    -----------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ........................               (3,139)              34,889
                                                                        --------------------    -----------------

RETAINED EARNINGS:
     Beginning of period..............................................               81,708               60,644
     Net income.......................................................               37,648               15,115
     Dividends paid...................................................               (3,556)              (2,705)
                                                                        --------------------    -----------------
     End of period....................................................              115,800               73,054
                                                                        --------------------    -----------------
TOTAL SHAREHOLDERS' EQUITY............................................    $         668,464      $       530,171
                                                                        ====================    =================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Unaudited Consolidated Statements of Cash Flows -
                     Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                                                           Six months ended
                                                                                 -----------------------------------
                                                                                   June 30, 2004     June 30, 2003
                                                                                 ----------------   ----------------
OPERATING ACTIVITIES

Net income....................................................................   $        37,648    $        15,115
Items not affecting cash:.....................................................
     Realized losses..........................................................               266              5,713
     Change in value of embedded derivatives..................................            (5,964)                 -
     Amortization of investments..............................................             5,376              1,964
     Amortization of deferred acquisition costs...............................            41,990             21,587
     Amortization of present value of in-force business.......................             3,863              1,694
     Changes in assets and liabilities:.......................................
         Accrued interest.....................................................            (3,205)            (2,778)
         Reinsurance balances and risk fees receivable........................          (144,797)           (36,904)
         Deferred acquisition costs...........................................          (124,754)           (67,929)
         Deferred tax liability...............................................            (9,807)              (391)
         Other assets.........................................................            (7,288)               869
         Current income tax receivable and payable............................           (19,503)              (445)
         Reserves for future policy benefits..................................           174,852             92,431
         Interest sensitive contract liabilities, net of funds withheld at
         interest.............................................................            24,338              8,928
         Accounts payable and accrued expenses................................            (5,200)            (3,181)
         Other................................................................             4,594             (1,125)
                                                                                 ----------------   ----------------
Net cash (used in) provided by operating activities...............                       (27,591)            35,548
                                                                                 ----------------   ----------------

INVESTING ACTIVITIES

Purchase of fixed maturity investments........................................        (1,111,305)          (430,902)
Proceeds from sales of fixed maturity investments.............................           370,865             60,369
Proceeds from maturity of investments.........................................           162,219            104,615
Purchase of preferred stock...................................................           (22,388)           (49,726)
Proceeds from sales of preferred stock........................................             5,358                363
Proceeds from maturity of preferred stock.....................................             2,720                587
Other.........................................................................                91             (2,774)
                                                                                 ----------------   ----------------
Net cash used in investing activities.........................................          (592,440)          (317,468)
                                                                                 ----------------   ----------------

FINANCING ACTIVITIES

Issuance of long term debt....................................................            32,000                  -
Deposits to interest sensitive contract liabilities...........................           596,299            278,687
Withdrawals from interest sensitive contract liabilities......................           (39,005)           (17,653)
Issuance of ordinary shares...................................................             6,647              5,247
Dividends paid................................................................            (3,556)            (2,705)
                                                                                 ----------------   ----------------
Net cash provided by financing activities.....................................           592,385            263,576
                                                                                 ----------------   ----------------
Net change in cash and cash equivalents.......................................           (27,646)           (18,344)
Cash and cash equivalents, beginning of period................................           298,149            149,666
                                                                                 ----------------   ----------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                         $       270,503    $       131,322
                                                                                 ================   ================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2004

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

     Consolidation--We consolidate the results of all our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in the consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or
(3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary. We have adopted FIN 46 in respect of the structured finance facility discussed in note 13.

     We hold no interests in unconsolidated variable interest entities.

3.   Business acquisition

     On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation for $151.0 million in cash, subject to certain post closing adjustments. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. The post-closing adjustments are dependent on the completion of the audit and review of the 2003 financial statements of Scottish Re Life Corporation prepared in accordance with U.S. statutory accounting principles. We have estimated the post closing adjustment as an increase in the purchase price of approximately $17.8 million on the basis of information currently available. From this evaluation of the initial purchase price allocation, we have determined that no goodwill arises on the acquisition.

4.   Discontinued operations

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended June 30, 2003 losses from these operations amounted to $1.4 million and for the six month period ended June 30, 2003, losses incurred were $1.6 million. There has been no impact for 2004.

5.   Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America and Life Reinsurance International, which we identify as separate segments.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

5.   Business segments (continued)

     In prior years, we reported our Wealth Management business as a separate segment. As this business is no longer a major contributor to our results, we have combined the reporting of this segment with our Other Segment for all periods presented. The segment reporting for the lines of business is as follows:

                                                       Three months ended June 30, 2004
                                     ------------------------------------------------------------------
                                             Life Reinsurance
                                     -------------------------------
                                     North America     International         Other             Total
                                     -------------     -------------     -------------     -------------
Premiums earned................      $     127,272     $     30,612      $      -          $   157,884
Investment income, net.........             50,979            3,574              264            54,817
Fee income.....................              2,248             -                 941             3,189
Realized (losses) gains........             (1,552)            (189)              54            (1,687)
Change in value of embedded
   derivatives.................             14,610            -                 -               14,610
                                     -------------     -------------     -------------     -------------
Total revenues.................            193,557           33,997            1,259           228,813
                                     -------------     -------------     -------------     -------------

Claims and other policy
   benefits....................            102,485           21,490             -              123,975
Interest credited to interest
   sensitive contract
   liabilities.................             25,465            -                 -               25,465
Acquisition costs and other
   insurance expenses, net.....             35,701            3,845              554            40,100
Operating expenses.............              4,142            3,757            3,002            10,901
Interest expense...............                939               -             2,057             2,996
                                     -------------     -------------     -------------     -------------
Total benefits and expenses....            168,732           29,092            5,613           203,437
                                     -------------     -------------     -------------     -------------
Income (loss) before income
   taxes and minority interest.      $      24,825     $      4,905      $    (4,354)      $    25,376
                                     =============     =============     =============     =============

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


5.   Business segments (continued)

                                                       Three months ended June 30, 2003
                                     ------------------------------------------------------------------
                                             Life Reinsurance
                                     -------------------------------
                                     North America     International         Other             Total
                                     -------------     -------------     -------------     -------------
Premiums earned................      $      56,565     $     38,172     $       -     $         94,737
Investment income, net.........             32,680            1,998            1,136            35,814
Fee income.....................              1,337             -               1,043             2,380
Realized (losses) gains........             (3,294)            (264)             166            (3,392)
                                     -------------     -------------     -------------     -------------
Total revenues.................             87,288           39,906            2,345           129,539
                                     -------------     -------------     -------------     -------------

Claims and other policy
   benefits....................             42,821           22,728             -               65,549
Interest credited to interest
   sensitive contract
   liabilities.................             16,874            -                 -               16,874
Acquisition costs and other
   insurance expenses, net.....             19,815            7,690              379            27,884
Operating expenses.............              2,372            3,293            2,483             8,148
Interest expense...............                240               -             1,611             1,851
                                     -------------     -------------     -------------     -------------
Total benefits and expenses....             82,122           33,711            4,473           120,306
                                     -------------     -------------     -------------     -------------
Income (loss) before income
   taxes and minority interest.      $       5,166     $      6,195     $     (2,128)    $       9,233
                                     =============     =============     =============     =============

                                                       Six months ended June 30, 2004
                                     ------------------------------------------------------------------
                                             Life Reinsurance
                                     -------------------------------
                                     North America     International         Other             Total
                                     -------------     -------------     -------------     -------------
Premiums earned................      $     232,874      $     58,357      $          -      $   291,231
Investment income, net.........             98,386             5,722              811           104,919
Fee income.....................              4,350             -                1,791             6,141
Realized gains (losses)........                140              (340)             (66)             (266)
Change in value of embedded
   derivatives.................              5,964             -                 -                5,964
                                     -------------     -------------     -------------     -------------
Total revenues.................            341,714            63,739            2,536            407,989
                                     -------------     -------------     -------------     -------------

Claims and other policy
   benefits....................            178,078            41,064            -               219,142
Interest credited to interest
   sensitive contract
   liabilities.................             49,658             -                -                49,658
Acquisition costs and other
   insurance expenses, net.....             65,236             6,494            1,239            72,969
Operating expenses.............              9,105             8,166            6,484            23,755
Interest expense...............              1,625             -                4,148             5,773
                                     -------------     -------------     -------------     -------------
Total benefits and expenses....            303,702            55,724           11,871           371,297
                                     -------------     -------------     -------------     -------------
Income (loss) before income
   taxes and minority interest.      $      38,012      $      8,015      $    (9,335)      $    36,692
                                     =============     =============     =============     =============

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


5.   Business segments (continued)

                                                       Six months ended June 30, 2003
                                     ------------------------------------------------------------------
                                             Life Reinsurance
                                     -------------------------------
                                     North America     International         Other             Total
                                     -------------     -------------     -------------     -------------
Premiums earned................      $      96,025     $     63,531      $      -          $   159,556
Investment income, net.........             62,280            3,744            2,114            68,138
Fee income.....................              2,396            -                1,975             4,371
Realized (losses) gains........             (5,051)            (873)             211            (5,713)
                                     -------------     -------------     -------------     -------------
Total revenues.................            155,650           66,402            4,300           226,352
                                     -------------     -------------     -------------     -------------
Claims and other policy
   benefits....................             72,226           36,237             -              108,463
Interest credited to interest
   sensitive contract
   liabilities.................             32,767            -                 -               32,767
Acquisition costs and other
   insurance expenses, net.....             34,267           13,221            1,051            48,539
Operating expenses.............              4,415            5,840            5,758            16,013
Interest expense...............                477               -             3,187             3,664
                                     -------------     -------------     -------------     -------------
Total benefits and expenses....            144,152           55,298            9,996           209,446
                                     -------------     -------------     -------------     -------------
Income (loss) before income
   taxes and minority interest.      $      11,498     $     11,104      $    (5,696)      $    16,906
                                     =============     =============     =============     =============



     Assets                                   June 30, 2004  December 31, 2003
     Life Reinsurance                         -------------  -----------------
         North America.......................  $  5,760,092     $  4,882,222
         International.......................       365,822          308,459
                                              -------------  -----------------
     Total Life Reinsurance..................     6,125,914        5,190,681
     Other...................................       858,839          862,836
                                              -------------  -----------------
     Total...................................  $  6,984,753     $  6,053,517
                                              =============  -----------------

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                       Three months ended                  Six months ended
                                               -----------------------------------  --------------------------------
                                                June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                               ---------------    ---------------   ---------------  ---------------
 Numerator:
 Net income.................................    $      27,555      $       7,872     $      37,648    $    15,115
                                               ===============    ===============   ===============  ===============

 Denominator:
 Denominator for basic earnings per
    ordinary share - Weighted average
    number of ordinary shares...............       35,747,254         27,101,357        35,537,458     27,038,103
 Effect of dilutive securities
    - Stock options.........................          701,125            831,268           800,756        780,910
    - Warrants..............................          880,069            603,823           892,662        514,541
    - Hybrid Capital Units..................                -                  -            48,406              -
                                               ---------------    ---------------   ---------------  ---------------
Denominator for dilutive earnings per
    ordinary share..........................       37,328,448         28,536,448        37,279,282     28,333,554
                                               ===============    ===============   ===============  ===============
 Earnings per ordinary share from
    continuing operations -Basic............          $0.77           $   0.34           $1.06        $   0.62
                                               ===============    ===============   ===============  ===============
 Earnings per ordinary share from
    continuing operations - Diluted.........          $0.74           $   0.33           $1.01        $   0.59
                                               ===============    ===============   ===============  ===============
 Basic earnings per ordinary share..........          $0.77           $   0.29           $1.06        $   0.56
                                               ===============    ===============   ===============  ===============
 Diluted earnings per ordinary share........          $0.74           $   0.28           $1.01        $   0.53
                                               ===============    ===============   ===============  ===============

7.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                                       Three months ended                  Six months ended
                                               -----------------------------------  --------------------------------
                                                June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                               ---------------    ---------------   ---------------  ---------------
 Balance beginning of period.................    $    328,149      $     231,414     $     308,591    $   213,516
 Expenses deferred...........................          86,175             41,325           124,775         67,929
 Amortization expense........................         (23,763)           (12,454)          (41,990)       (21,587)
 Deferred acquisition costs on realized
  losses.....................................             488              1,730              (327)         2,157
                                               ---------------    ---------------   ---------------  ---------------
     Balance end of period...................    $    391,049      $     262,015     $     391,049    $   262,015
                                               ===============    ===============   ===============  ===============

8.   Other Assets

     Included in other assets as of June 30, 2004 is an amount of $3.9 million in respect of professional fees and other costs incurred for due diligence activities of potential acquisition targets. At June 30, 2004 the timing and certainty of completion of the proposed acquisitions cannot be determined.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

8.   Other Assets (continued)

In the event that we determine that some of these transactions will not be completed we shall recognize a charge to income.

9.   Long-term debt

          Long-term debt consists of:

                                               June 30, 2004   December 31, 2003
                                               -------------  -----------------
4.5% senior convertible notes due 2022.......  $    115,000   $      115,000
Capital securities due 2032..................        17,500           17,500
Trust preferred securities due 2033..........        20,000           20,000
Trust preferred securities due 2033..........        10,000           10,000
Trust preferred securities due 2034..........        32,000                -
                                               -------------  -----------------
Total                                          $    194,500   $      162,500
                                               =============  =================

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


9.   Long-term debt (continued)

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

Capital securities due 2032

     On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust") issued and sold in a private offering an aggregate of $17.5 million Floating Rate Capital Securities (the "Capital Securities"). All of the common shares of the Capital Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

     The Capital Securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At June 30, 2004 and December 31, 2003, the interest rates were 5.61% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At June 30, 2004 and December 31, 2003, the interest rates were 5.61% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the Capital Securities.

Trust preferred securities due 2033

     On October 29, 2003, Scottish Holdings, Inc. Statutory Trust II, a Connecticut statutory business trust ("Capital Trust II") issued and sold in a private offering an aggregate of $20.0 million Preferred Trust Securities (the "Trust Preferred Securities"). All of the common shares of Capital Trust II are owned by Scottish Holdings, Inc.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


9.   Long-term debt (continued)

     The Trust Preferred Securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2003. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At June 30, 2004 and December 31, 2003, the interest rates were 5.56% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Floating Rate Debentures due October 29, 2033 (as described below).

     The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures (the "2033 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2033 Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At June 30, 2004 and December 31, 2003, the interest rates were 5.56% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2033 Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2033 Floating Rate Debentures and distributions and other payments due on the Trust Preferred Securities.

Trust preferred securities due 2033

     On November 14, 2003, GPIC Holdings Inc. Statutory Trust, a Delaware statutory business trust ("GPIC Trust") issued and sold in a private offering an aggregate of $10.0 million Trust Preferred Securities (the "2033 Trust Preferred Securities"). All of the common shares of GPIC Trust are owned by Scottish Holdings, Inc.

     The 2033 Trust Preferred Securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At June 30, 2004 and December 31, 2003, the interest rates were 5.50% and 5.05%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

     The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes (the "Junior Subordinated Notes") issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At June 30, 2004 and December 31, 2003, the interest rates were 5.50% and 5.05%, respectively. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Junior Subordinated Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Junior Subordinated Notes and distributions and other payments due on the 2033 Trust Preferred Securities.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


9.   Long-term debt (continued)


Trust preferred securities due 2034

     On May 12, 2004, Scottish Holdings, Inc. Statutory Trust III, a Connecticut statutory business trust ("Capital Trust III") issued and sold in a private offering an aggregate of $32.0 million Trust Perferred Securities (the "2034 Trust Preferred Securities"). All of the common shares of Capital Trust III are owned by Scottish Holdings, Inc.

     The 2034 Trust Preferred Securities mature on June 17, 2034. They are redeemable in whole or in part at any time after June 17, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.80%. At June 30, 2004, the interest rate was 5.10%. Prior to June 17, 2009, interest cannot exceed 12.50%. Capital Trust III may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2034 Floating Rate Debentures due June 17, 2034 (as described below).

     The sole assets of Capital Trust III consist of $33.0 million principal amount of Floating Rate Debentures (the "2034 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2034 Floating Rate Debentures mature on June 17, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.80%. At June 30, 2004 the interest rate was 5.10%. Prior to June 17, 2009, interest cannot exceed 12.50%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2034 Floating Rate Debentures at any time after June 17, 2009 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2034 Floating Rate Debentures and distributions and other payments due on the 2034 Trust Preferred Securities.

10.  Mezzanine equity

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

10.  Mezzanine equity (continued)

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

     We have accounted for the HyCUs in accordance with SFAS No. 150 " Accounting for Certain Instruments with Characteristics of Debt and Equity".

11.  Shareholders' equity

     During the quarter ended June 30, 2004 and 2003, respectively, we issued 217,434 and 218,752 ordinary shares to employees upon the exercise of stock options. During the six months ended June 30, 2004 and 2003, respectively, we issued 600,051 and 235,586 ordinary shares to employees upon the exercise of stock options.

12.  Stock option plans

     At June 30, 2004, we had four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Plans") and an equity incentive compensation plan ("the 2004 ECP").

     The Plans allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

12.  Stock option plans (continued)

will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all granted options issued prior to December 31, 2001 become exercisable in three equal annual installments. Commencing January 1, 2002, all granted options became exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each director, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,750,000.

     At our Annual General Meeting held on May 5, 2004, our shareholders approved the 2004 ECP. This plan allows us to grant non-statutory options and restricted stock, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the discretion of our Compensation Committee, option grants after the first year of the 2004 ECP or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in three equal installments commencing on the first anniversary of the grant date. Total options authorized under the 2004 ECP is 750,000. In addition, 1,000,000 restricted shares have been authorized under the 2004 ECP of which at least 750,000 will vest based on achievement of certain performance goals. The remaining 250,000 restricted shares may be issued without performance goals.

     Pro forma information regarding net income and earnings per share for all outstanding stock options is required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and has been determined as if we accounted for all employee stock options under the fair value method of that Statement.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. The Black-Scholes was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

12.  Stock option plans (continued)

     Our pro forma information is as follows:

                                                           Three months ended                  Six months ended
                                                   ---------------------------------   --------------------------------
                                                     June 30, 2004     June 30, 2003     June 30, 2004    June 30, 2003
                                                   ----------------  ---------------   ---------------  ---------------
Net income-- as reported.....................       $       27,555     $      7,872      $    37,648     $    15,115
Stock-based employee compensation cost, net
    of related tax effects, included in the
    determination of net income as reported..                  149               81              213              81
Stock-based employee compensation cost, net
    of related tax effects, that would have
    been included in the determination of
    net income if the fair value based
    method had been applied to all awards....                 (343)           (649)             (723)         (1,319)
                                                   ----------------  ---------------   ---------------  ---------------
Net income-- pro forma.......................       $       27,361     $      7,304      $    37,138     $    13,877
                                                   ================  ===============   ===============  ===============

Basic earnings per ordinary share-- as
     reported.................................      $        0.77      $      0.29       $     1.06      $     0.56
                                                   ================  ===============   ===============  ===============
Basic earnings per ordinary share-- pro forma       $        0.77      $      0.27       $     1.05      $     0.52
                                                   ================  ===============   ===============  ===============
Diluted earnings per ordinary share-- as
     reported.................................      $        0.74      $      0.28       $     1.01      $     0.53
                                                   ================  ===============   ===============  ===============
Diluted earnings per ordinary share-- pro
     forma....................................      $        0.73      $      0.26       $     1.00      $     0.49
                                                   ================  ===============   ===============  ===============

13.  Credit and collateral facilities

     On June 25, 2004, we closed a structured finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46 we are considered to hold a beneficial interest in the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in these financial statements.

     The assets of the variable interest entity have been recorded as fixed maturity investments. The liabilities of the variable interest entity have been recorded as interest sensitive contract liabilities. Our consolidated income statements show the investment return of the variable interest entity as investment income and interest paid on the total return swap agreement as interest credited to interest sensitive contract liabilities.

     The creditors of the variable interest entity have no recourse against our general assets.

     During 2003, we renewed our credit facilities, which currently consist of:

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


13.  Credit and collateral facilities (continued)

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At June 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $767.9 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At June 30, 2004, our net worth was $668.5 million and the ratio of debt to total capitalization was 19.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At June 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at June 30, 2004 and $31.2 million at December 31, 2003.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At June 30, 2004 and December 31, 2003, there were no borrowings under this agreement.

14.     Derivatives

     Subsequent to June 30, 2004, we entered into an interest rate swap contract in the amount of $100 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract will be accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     We are a holding company organized under the laws of the Cayman Islands with our principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. Scottish Re Holdings Limited and its subsidiary Scottish Re Limited specialize in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. In prior years, we referred to this portion of our business as Wealth Management, which was another reportable operating segment. As this business is no longer a major contributor to our results, we have combined reporting of this segment with our Other Segment for all periods presented. Other revenues and expenses not related to Life Reinsurance are reported in the Other Segment.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

     SFAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.

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

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS No. 115: "Accounting for Certain Investments in Debt and Equity Securities", Emerging Issues Task Force 99-20: ("EITF 99-20") "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets" and Emerging Issues Task Force 03-1 ("EITF 03-1")

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Results of Operations

Consolidated results of operations

                                                           Three months ended                  Six months ended
                                                   ----------------------------------   --------------------------------
                                                    June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                                   ---------------    ---------------   ---------------  ---------------
 Premiums earned.................................   $     157,884      $     94,737      $    291,231     $   159,556
 Investment income, net..........................          54,817            35,814           104,919          68,138
 Fee income......................................           3,189             2,380             6,141           4,371
 Realized losses.................................         (1,687)            (3,392)             (266)         (5,713)
 Change in value of embedded derivatives.........          14,610                 -             5,964               -
                                                   ---------------    ---------------   ---------------  ---------------
 Total revenues..................................         228,813           129,539           407,989         226,352
                                                   ---------------    ---------------   ---------------  ---------------

 Claims and other policy benefits................         123,975            65,549           219,142         108,463
 Interest credited to interest sensitive
 contract liabilities............................          25,465            16,874            49,658          32,767
 Acquisition costs and other insurance expenses,
 net.............................................          40,100            27,884            72,969          48,539
 Operating expenses..............................          10,901             8,148            23,755          16,013
 Interest expense................................           2,996             1,851             5,773           3,664
                                                   ---------------    ---------------   ---------------  ---------------
 Total benefits and expenses.....................         203,437           120,306           371,297         209,446
                                                   ---------------    ---------------   ---------------  ---------------
 Income before income taxes and minority interest          25,376             9,233            36,692          16,906
 Income tax benefit (expense)....................           2,168                84             1,294            (166)
                                                   ---------------    ---------------   ---------------  ---------------
 Income before minority interest.................          27,544             9,317            37,986          16,740
 Minority interest...............................              11               -                (338)            -
                                                   ---------------    ---------------   ---------------  ---------------
 Income from continuing operations...............          27,555             9,317            37,648          16,740
 Loss from discontinued operations...............               -            (1,445)                -          (1,625)
                                                   ---------------    ---------------   ---------------  ---------------
 Net income......................................   $      27,555      $      7,872      $     37,648     $    15,115
                                                   ===============    ===============   ===============  ===============

     Total revenues increased by 77% to $228.8 million in the quarter ended June 30, 2004 from $129.5 million in the same period of 2003. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003, our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 69% to $203.4 million in the quarter ended June 30, 2004 from $120.3 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003.

     Total revenues increased by 80% to $408.0 million in the six months ended June 30, 2004 from $226.4 million in the same period of 2003. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

invested assets, which arises from business growth, our equity offering in July 2003, our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 77% to $371.3 million in the six months ended June 30, 2004 from $209.4 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003.

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended June 30, 2003 losses from these operations amounted to $1.4 million and for the six month period ended June 30, 2003, losses were $1.6 million. No losses were reported in 2004.

     Earnings per ordinary share

                                                           Three months ended                  Six months ended
                                                   ----------------------------------   --------------------------------
                                                    June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                                   ---------------    ---------------   ---------------  ---------------
 Income from continuing operations...............   $      27,555      $     9,317       $    37,648      $     16,740
                                                   ===============    ===============   ===============  ===============
 Net income......................................   $      27,555      $     7,872       $    37,648      $     15,115
                                                   ===============    ===============   ===============  ===============
 Earnings per ordinary share from continuing
 operations -Basic...............................   $        0.77      $      0.34       $      1.06      $       0.62
                                                   ===============    ===============   ===============  ===============
 Earnings per ordinary share from continuing
 operations - Diluted............................   $        0.74      $      0.33       $      1.01      $       0.59
                                                   ===============    ===============   ===============  ===============
 Basic earnings per ordinary share...............   $        0.77      $      0.29       $      1.06      $       0.56
                                                   ===============    ===============   ===============  ===============
 Diluted earnings per ordinary share.............   $        0.74      $      0.28       $      1.01      $       0.53
                                                   ===============    ===============   ===============  ===============

 Weighted average number of ordinary
 shares outstanding:

 Basic...........................................      35,747,254        27,101,357        35,537,458        27,038,103
                                                   ===============    ===============   ===============  ===============
 Diluted.........................................      37,328,448        28,536,448        37,279,282        28,333,554
                                                   ===============    ===============   ===============  ===============

     Income from continuing operations for the quarter ended June 30, 2004 increased 196% to $27.6 million from $9.3 million in the same period in 2003. The increase is attributable to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, an increase in investment income primarily due to the increase in average invested assets and the change in value of embedded derivatives. These increases were offset in part by increased operating costs and interest expense.

     Diluted earnings per ordinary share amounted to $0.74 for the quarter ended June 30, 2004 and $0.28 in the same period in 2003, an increase of 164%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

outstanding has increased from 28,536,448 at June 30, 2003 to 37,328,448 at June 30, 2004 principally as a result of the offering of 9,200,000 million shares in July 2003.

     Income from continuing operations for the six months ended June 30, 2004 increased 125% to $37.6 million from $16.7 million in the same period in 2003. The increase is attributable to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, an increase in investment income primarily due to the increase in average invested assets and the change in value of embedded derivative. These increases were offset in part by increased operating costs and interest expense.

     Diluted earnings per ordinary share amounted to $1.01 for the six months ended June 30, 2004 and $0.53 in the same period in 2003, an increase of 91%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above.

Segment Operating Results

Life Reinsurance North America

                                                           Three months ended                  Six months ended
                                                   ----------------------------------   --------------------------------
                                                    June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                                   ---------------    ---------------   ---------------  ---------------
 Premiums earned................................    $    127,272       $  56,565          $   232,874       $   96,025
 Investment income, net.........................          50,979          32,680               98,386           62,280
 Fee income.....................................           2,248           1,337                4,350            2,396
 Realized (losses) gains........................          (1,552)         (3,294)                 140           (5,051)
 Change in value of embedded derivatives........          14,610            -                   5,964             -
                                                   ---------------    ---------------   ---------------  ---------------
 Total revenues.................................         193,557          87,288              341,714          155,650
                                                   ---------------    ---------------   ---------------  ---------------

 Claims and other policy benefits...............         102,485          42,821              178,078           72,226
 Interest credited to interest sensitive
 contract liabilities...........................          25,465          16,874               49,658           32,767
 Acquisition costs and other
 insurance expenses, net........................          35,701          19,815               65,236           34,267
 Operating expenses.............................           4,142           2,372                9,105            4,415
 Interest expense...............................             939             240                1,625              477
                                                   ---------------    ---------------   ---------------  ---------------
 Total benefits and expenses.....................        168,732          82,122              303,702          144,152
                                                   ---------------    ---------------   ---------------  ---------------
 Income before income taxes and minority
 interest........................................   $     24,825       $   5,166          $    38,012       $   11,498
                                                   ===============    ===============   ===============  ===============

     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. The results of Scottish Re Life Corporation, which we acquired on December 22, 2003, are included in the results of this segment for the quarter and six months ended June 30, 2004.

     Premiums earned in our Life Reinsurance North America Segment during the quarter ended June 30, 2004 increased 125% to $127.3 million in comparison with $56.6 million in the same period in 2003. A significant portion of the increase is due to the acquisition of Scottish Re Life Corporation, which contributed $33.2 million in earned premiums for the quarter. The increase is also due to increases in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

amounts of life insurance in-force on existing business and on new business written during the year. As of June 30, 2004, we had approximately $298.1 billion of life reinsurance in force covering 7.4 million lives with an average benefit per life of $40,000 in our North American operations. As of June 30, 2003, we had approximately $90.4 billion of life reinsurance in force in our Life Reinsurance North America Segment covering 1.8 million lives with an average benefit per life of $50,000.

     Net investment income increased by $18.3 million or 56% to $51.0 million for the quarter ended June 30, 2004 from $32.7 million for the same period in the prior year. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2003 and 2004. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America Segment, investment of the proceeds of our equity offering in July 2003 and our HyCU and trust preferred securities offerings in the fourth quarter of 2003. Total invested assets in this segment have increased from $2.7 billion at June 30, 2003 to $4.4 billion at June 30, 2004. Funds withheld at interest grew from $1.2 billion at June 30, 2003 to $1.5 billion at June 30, 2004.

     On the portfolio managed by our external investment managers the yields on fixed rate assets were 5.1% and 5.4% at June 30, 2004 and 2003, respectively. The reduction in yield was due primarily to the lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 2.5% as at June 30, 2004 from 3.2% as at June 30, 2003, and the yield on our cash and cash equivalents decreased to 1.0% as at June 30, 2004 from 1.6% as at June 30, 2003. The volume of floating rate assets increased during 2003 as a result of our investing the proceeds of floating rate funding agreements to earn a spread over the cost of funds.

     On October 1 2003, we implemented the requirements of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance funds withheld reinsurance agreements in which interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contracts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. The change in value of the derivative, net of related deferred amortization costs, during the quarter ended June 30, 2004 amounted to a gain of $14.6 million. This change in value has arisen principally because of increases in risk free interest rates.

     Claims and other policy benefits increased by 139% to $102.5 million for the quarter ended June 30, 2004 from $42.8 million in the same quarter in 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

     Our targeted maximum corporate retention in our Life Reinsurance North America Segment on any one life is $1.0 million; however, we currently retrocede any liability in excess of $500,000. We have also arranged catastrophe cover, which provides reinsurance for losses of approximately $19.3 million in excess of $750,000. This catastrophe cover provides protection for terrorism, nuclear, biological and chemical risks.

     For the quarter ended June 30, 2004, interest credited to interest sensitive contract liabilities increased by $8.6 million or 51% to $25.5 million from $16.9 million in the same period in 2003. Interest

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

credited includes interest in respect of funding agreements. The amounts due on secured funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $500.4 million at June 30, 2004 in comparison with $100.0 million at June 30, 2003. Included in interest sensitive contract liabilities is $200.0 million in respect of the structured finance facility discussed in "Capital and collateral". The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.2 billion at June 30, 2004 in comparison with $1.9 billion at June 30, 2003.

     During the quarter ended June 30, 2004, acquisition costs and other insurance expenses increased by $15.9 million or 80% to $35.7 million from $19.8 million in the same quarter in 2003. The increase was a result of the acquisition of Scottish Re Life Corporation and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above.

     Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or, in the case of interest sensitive contracts, in relation to the estimated gross profits in respect of the contracts.

     Operating expenses have increased by 75% to $4.1 million in the quarter ended June 30, 2004 from $2.4 million in the same quarter in 2003. The increase is primarily the result of the acquisition of Scottish Re Life Corporation and additional personnel costs incurred as we continue to grow our business. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $750,000. Total employees in this segment has grown from 60 at June 30, 2003 to 82 at June 30, 2004.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $0.9 million in the quarter ended June 30, 2004 from $0.2 million for the same quarter in 2003, results from the issuance of an additional $62.0 million of these securities in October 2003, November 2003, and May 2004.

     Premiums earned in our Life Reinsurance North America Segment during the six months ended June 30, 2004 increased 143% to $232.9 million in comparison with $96.0 million in the same period in 2003. A significant portion of the increase is due to the acquisition of Scottish Re Life Corporation, which contributed $77.8 million in earned premiums. The remaining increase is due to the increase in the number of client ceding companies and the increase in business from these clients in our Life Reinsurance North America Segment. As of June 30, 2004, we had approximately $298.1 billion life reinsurance in force covering 7.4 million lives with an average benefit per life of $40,000 in our Life Reinsurance North America Segment. As of June 30, 2003, we had approximately $90.4 billion of life reinsurance in force in our Life Reinsurance North America Segment covering 1.8 million lives with an average benefit per life of $50,000.

     Net investment income increased by $36.1 million or 58% to $98.4 million for the six months ended June 30, 2004 from $62.3 million for the prior year period. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2003 and 2004.

     The change in value of derivatives, net of related deferred amortization costs, during the six months ended June 30, 2004 amounted to a gain of $6.0 million. This change in value arose principally because of an increase in risk free interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Claims and other policy benefits increased by 147% to $178.1 million during the six months ended June 30, 2004 from $72.2 million in the same period in 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from period to period.

     For the six months ended June 30, 2004, interest credited to interest sensitive contract liabilities increased by $16.9 million or 52% to $49.7 million from $32.8 million in the same period in 2003. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $500.4 million at June 30, 2004 in comparison with $100 million at June 30, 2003. Included in interest sensitive contract liabilities is $200.0 million in respect of the structured finance facility discussed in "Capital and collateral". The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.2 billion at June 30, 2004 in comparison with $1.9 billion at June 30, 2003.

     During the six months ended June 30, 2004 acquisition costs and other insurance expenses increased by $31.0 million or 90% to $65.2 million from $34.3 million in the same period in 2003. The increase was a result of the acquisition of Scottish Re Life Corporation and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above.

     Operating expenses increased by 106% to $9.1 million during the six months ended June 30, 2004 from $4.4 million in the same period in 2003. The increase is primarily the result of the acquisition of Scottish Re Life Corporation and additional personnel costs incurred as we continue to grow our business. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $1.7 million. Total employees in this segment has grown from 60 at June 30, 2003 to 82 at June 30, 2004.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $1.6 for the six months ended June 30, 2004 from $0.5 million in the same period in 2003, results from the issuance of an additional $62.0 million of these securities in October 2003, November 2003, and May 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Life Reinsurance International

                                                           Three months ended                  Six months ended
                                                   ----------------------------------   --------------------------------
                                                    June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                                   ---------------    ---------------   ---------------  ---------------
 Premiums earned.................................   $  30,612          $  38,172         $  58,357         $  63,531
 Investment income, net..........................       3,574              1,998             5,722             3,744
 Realized losses.................................        (189)              (264)             (340)             (873)
                                                   ---------------    ---------------   ---------------   --------------
 Total revenues..................................      33,997             39,906            63,739            66,402
                                                   ---------------    ---------------   ---------------   --------------

 Claims and other policy benefits................      21,490             22,728            41,064            36,237
 Acquisition costs and other insurance
 expenses, net...................................       3,845              7,690             6,494            13,221
 Operating expenses..............................       3,757              3,293             8,166             5,840
                                                   ---------------    ---------------   ---------------   --------------
 Total benefits and expenses.....................      29,092             33,711            55,724            55,298
                                                   ---------------    ---------------   ---------------   --------------
 Income before income taxes and
 minority interest ..............................   $   4,905          $   6,195         $   8,015         $  11,104
                                                   ===============    ===============   ===============   ==============


     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance.

     Premiums earned in our Life Reinsurance International Segment during the quarter ended June 30, 2004 decreased 20% to $30.6 million in comparison with $38.2 million in the same period in 2003. Premiums earned from a portfolio acquired in 2002 were $1.9 million lower in the quarter ended June 30, 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 23% in the quarter ended June 30, 2004 to $14.7 million in comparison with $19.2 million in the same period in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 10% from $10.2 million to $9.1 million. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned. During the year to date we have decided not to renew certain contracts which do not meet our required return thresholds.

     Investment income for the quarter ended June 30, 2004 has increased to $3.6 million compared to $2.0 million for the same period in 2003. The agreements for the acquisition of a portfolio of business completed late in 2002 included conditions for recapture of certain business by the ceding company. This recapture has now been completed and has resulted in additional investment income of $1.1 million in the current quarter. The remainder of the increase is due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment decreased to $21.5 million in the quarter ended June 30, 2004 from $22.7 million in the same quarter in 2003. Claims in the current quarter, compared to the same quarter in 2003, have been impacted by the introduction of the estimates process described above. During the current quarter we have recognized claims and other policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

described above. In addition during the quarter we incurred $1.0 million in respect of a claim from our stop loss business. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

     During the quarter ended June 30, 2004, acquisition costs and other insurance expenses decreased by $3.8 million or 51% to $3.8 million from $7.7 million in the same period in 2003. Acquisition costs for a portfolio acquired in late 2002 are $1.1 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $1.9 million lower in the second quarter of 2004 compared to the second quarter of 2003 due to the sale of the unit linked business in the second quarter of 2003. In the current year quarter we have recognized a commission due of $1.8 million arising from a run off book of business.

     Operating expenses have increased by 14% for the quarter ended June 30, 2004 to $3.8 million from $3.3 million in the prior year period. The increase is principally related to personnel costs. Additional resources have been added as we continue to grow our business in existing and prospective markets. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling.

     Premiums earned in our Life Reinsurance International Segment during the six months ended June 30, 2004 decreased 8% to $58.4 million in comparison with $63.5 million in the same period in 2003. Premiums earned from a portfolio acquired late in 2002 were $3.0 million lower in the first six months of 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 10% in the six months ended June 30, 2004 to $30.6 million in comparison with $34.2 million in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, grew 9% from $15.6 million to $17.0 million due to more contracts being in force in 2004 compared to 2003. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned.

     Investment income during the six months ended June 30, 2004 has increased to $5.7 million compared to $3.7 million for the same period in 2003. The agreements for the acquisition of a portfolio of business completed late in 2002 included conditions for recapture of certain business by the ceding company. This recapture has now been completed and has resulted in additional investment income of $1.1 million in the six month period ended June 30, 2004. The remainder of the increase is due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment increased by 13% to $41.1 million in the six months ended June 30, 2004 from $36.2 million in the same period in 2003. Claims in the current six month period, compared to the same period in 2003, have been impacted by the introduction of the estimates process described above. During the current six month period we have recognized claims and other policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition described above. In addition during the period we incurred $1.0 million in respect of a claim from our stop loss business. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     During the six months ended June 30, 2004 acquisition costs and other insurance expenses decreased by $6.7 million or 50% to $6.5 million from $13.2 million in the same period in 2003. Acquisition costs for a portfolio acquired in late 2002 are $2.2 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $1.9 million lower in the six month period of 2004 compared to the same period of 2003 due to the sale of the unit linked business in the second quarter of 2003. In the current year quarter we have recognized a commission due of $1.8 million arising from a run off book of business.

     Operating expenses have increased by 40% to $8.2 million for the six months ended June 30, 2004 from $5.8 million in the prior year period. The increase is principally related to personnel costs. Additional resources have been added as we continue to grow our business in existing and prospective markets. The increased personnel costs include cost for recruitment expenses. Office costs increased compared to 2003 due to the move to larger offices in the second quarter of 2003. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling.

Other

                                                           Three months ended                  Six months ended
                                                   ----------------------------------   --------------------------------
                                                    June 30, 2004      June 30, 2003     June 30, 2004    June 30, 2003
                                                   ---------------    ---------------   ---------------  ---------------
 Investment income, net..........................   $     264          $   1,136         $     811        $   2,114
 Fee income......................................         941              1,043             1,791            1,975
 Realized gains (losses).........................          54                166               (66)             211
                                                   ---------------    ---------------   ---------------  ---------------
 Total revenues..................................       1,259              2,345             2,536            4,300
                                                   ---------------    ---------------   ---------------  ---------------

 Acquisition costs and other insurance
 expenses,net....................................         554                379             1,239            1,051

 Operating expenses..............................       3,002              2,483             6,484            5,758
 Interest expense................................       2,057              1,611             4,148            3,187
                                                   ---------------    ---------------   ---------------  ---------------
 Total benefits and expenses.....................       5,613              4,473            11,871            9,996
                                                   ---------------    ---------------   ---------------  ---------------
 Loss before income taxes and minority interest..   $  (4,354)         $ (2,128)         $  (9,335)       $  (5,696)
                                                   ===============    ===============   ===============  ===============

     The Other Segment comprises revenues and expenses not included elsewhere and includes corporate overhead. As previously discussed our Wealth Management operations, which were previously designated as a separate segment, are now included in the Other Segment.

     Investment income arises in the Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income for the quarter has decreased by 77% to $0.3 million due to our deployment of capital into our reinsurance business over the past nine months.

     Fee income and acquisition expenses arise from our Wealth Management operations. Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our board of directors and legal and professional fees including those in respect of corporate governance legislation. Operating expenses have increased by 21% to $3.0 million for the quarter ended June 30, 2004 and 13% to $6.5 million for the six months ended June 30, 2004. These increases relate primarily to increased personnel costs and the costs of corporate governance initiatives, including the Sarbanes Oxley Act.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     For the quarter ended June 30, 2004, interest expense has increased to $2.1 million from $1.6 million for the same period in 2003 as a result of the HyCU issuance in December 2003. For the six months ended June 30, 2004, interest expense has increased to $4.1 million from $3.2 million for the same period in 2003.

Realized gains (losses)

     During the quarter ended June 30, 2004, realized losses amounted to $1.7 million in comparison with $3.4 million in the same period in 2003.

     During the quarter ended June 30, 2004, we recognized losses of $0.1 million in respect of impairments on the portfolio controlled by us. The other losses arose on the disposal of investments in the normal course of business. The losses in the second quarter of 2003 consist of investment losses on unit linked securities of $966,000, impairments of $1.8 million on the portfolio controlled by us and impairment losses of $1.1 million on contracts written under modified coinsurance agreements. These losses were partially offset by net realized gains on the sales of fixed maturity investments.

     During the six months ended June 30, 2004, realized losses amounted to $0.3 million in comparison with realized losses of $5.7 million in the same period in 2003.

     During the six months ended June 30, 2004, we recognized losses of $2.0 million in respect of impairments on the portfolio controlled by us. These losses were offset by net realized gains on the portfolio. The losses in the six months ended June 30, 2003 consist of investment losses on unit linked securities of $966,000, impairments of $1.8 million on the portfolio controlled by us and impairment losses of $1.1 million on contracts written under modified coinsurance agreements. These losses were partially offset by net realized gains on the sales of fixed maturity investments.

     Management reviews securities with material unrealized losses and tests for "other than temporary impairments" on a quarterly basis. Factors involved in the determination of impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months, as well as other assets with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for "other than temporary impairment". When a decline is considered to be "other than temporary", a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

     Under EITF 99-20, a decline in fair value below "amortized cost" basis is considered to be an "other than temporary impairment" whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended June 30, 2004 and 2003.

                                                 Three months ended June 30, 2004
                           --------------------------------------------------------------------------
                              Credit Concern                Other                       Total
                           -------------------      ------------------------    ---------------------
Days                        Proceeds      Loss       Proceeds       Loss         Proceeds      Loss
                           ----------   --------    ----------   ---------      ----------  ---------
                                                      (dollars in thousands)
0-90...................       $   -     $      -     $ 92,804    $ (2,183)      $ 92,804    $ (2,183)
91-180.................         1,695       (89)          786         (31)         2,481        (120)
181-270................           -            -          127          (6)           127          (6)
271-360................           -            -        1,699         (16)         1,699         (16)
                           ----------   --------    ----------   ---------      ----------  ---------
Total..................       $ 1,695   $   (89)     $ 95,416    $ (2,236)      $ 97,111    $ (2,325)
                           ==========   ========    ==========   =========      ==========  =========


                                                 Three months ended June 30, 2003
                           --------------------------------------------------------------------------
                              Credit Concern                Other                       Total
                           -------------------      ------------------------    ---------------------
Days                        Proceeds      Loss       Proceeds       Loss         Proceeds      Loss
                           ----------   --------    ----------   ---------      ----------  ---------
                                                      (dollars in thousands)
0-90...................       $     -   $     -      $  2,476    $     (3)      $  2,476    $     (3)
91-180.................           739       (11)            -           -            739         (11)
                           ----------   --------    ----------   ---------      ----------  ---------
Total..................       $   739   $   (11)     $  2,476    $     (3)      $  3,215    $    (14)
                           ==========   ========    ==========   =========      ==========  =========


                                                  Six months ended June 30, 2004
                           --------------------------------------------------------------------------
                              Credit Concern                Other                       Total
                           -------------------      ------------------------    ---------------------
Days                        Proceeds      Loss       Proceeds       Loss         Proceeds      Loss
                           ----------   --------    ----------   ---------      ----------  ---------
                                                      (dollars in thousands)
0-90...................    $        -   $     -     $ 102,849    $ (2,218)      $ 102,849   $ (2,218)
91-180.................         1,804       (90)       25,630        (255)         27,434       (345)
181-270................         3,216      (106)          494         (15)          3,710       (121)
271-360................             -         -         2,186         (27)          2,186        (27)
Greater than 360.......         5,060      (549)            -           -           5,060       (549)
                           ----------   --------    ----------   ---------      ----------  ---------
Total..................    $   10,080   $  (745)    $ 131,159    $ (2,515)      $ 141,239   $ (3,260)
                           ==========   ========    ==========   =========      ==========  =========


                                                  Six months ended June 30, 2003
                           --------------------------------------------------------------------------
                              Credit Concern                Other                       Total
                           -------------------      ------------------------    ---------------------
Days                        Proceeds      Loss       Proceeds       Loss         Proceeds      Loss
                           ----------   --------    ----------   ---------      ----------  ---------
                                                      (dollars in thousands)
0-90...................    $        -   $      -    $   2,476    $     (3)      $  2,476    $     (3)
91-180.................         3,429      (212)         -             -           3,429        (212)
181-270................         1,200      (241)         -             -           1,200        (241)
Greater than 360.......         1,474       (13)         -             -           1,474         (13)
                           ----------   --------    ----------   ---------      ----------  ---------
Total..................    $    6,103   $  (466)    $   2,476    $     (3)      $  8,579    $   (469)
                           ==========   ========    ==========   =========      ==========  =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Financial Condition

Investments

     At June 30, 2004, the portfolio controlled by us consisted of $2.9 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $235.5 million represent investments in private securities. Of the total portfolio controlled by us, $2.7 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $208.8 million represented other cash balances. At December 31, 2003, the portfolio controlled by us consisted of $2.4 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $175.2 million represented investments in private securities. Of the total portfolio, $2.1 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $262.7 million represented other cash balances.

     At June 30, 2004, the average Standard & Poor's rating of that portfolio was "AA-", the average effective duration was 3.54 years and the average book yield was 4.13% as compared with an average rating of "AA-", an average effective duration 3.94 years and an average book yield of 4.46% at December 31, 2003. At June 30, 2004, the unrealized depreciation on investments, net of tax, was $15.3 million as compared with unrealized appreciation on investments, net of tax, of $16.8 million at December 31, 2003. The change in our unrealized appreciation/ depreciation position is attributable to a rise in interest rates during the quarter ended June 30, 2004. The rise caused a 3% drop in market values as a percentage of book value. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     In the table below are the total returns earned by our portfolio for the three months ended June 30, 2004, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with General Re New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                           June 30, 2004
                                                           -------------
Portfolio performance...................................      -2.23%
Customized index........................................      -2.50%
Lehman Brothers Global Bond Index.......................      -2.90%
S&P 500.................................................       1.72%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                             June 30, 2004            December 31, 2003
                        -----------------------    ----------------------
Ratings                     $ in                       $ in
-------                   millions         %         millions         %
                        ------------     ------    -----------     ------
AAA...................  $    1,062.0      36.7%    $     785.4      32.7%
AA....................         355.4      12.3           298.4      12.4
A.....................         881.5      30.5           762.7      31.7
BBB...................         566.3      19.6           540.8      22.5
BB or below...........          26.4       0.9            16.6       0.7
                        ------------     ------    -----------     ------
Total.................  $    2,891.6     100.0%      $ 2,403.9     100.0%
                        ============     ======    ===========     ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                   June 30, 2004         December 31, 2003
                                              ---------------------   ----------------------
Sector                                           $ in                    $ in
                                               millions         %       millions         %
                                              -----------     -----   ------------     -----
U.S. Treasury securities and U.S.
  government agency obligations............   $      54.5      1.9%   $       74.6      3.1%
Corporate securities.......................       1,062.4      36.8        1,119.6      46.6
Municipal bonds............................          12.0       0.4            1.8       0.1
Mortgage and asset backed securities.......       1,419.8      49.1          818.7      34.0
Preferred stock............................         134.1       4.6          126.5       5.3
                                              -----------     -----   ------------     -----
                                                  2,682.8      92.8        2,141.2      89.1
Cash.......................................         208.8       7.2          262.7      10.9
                                              -----------     -----   ------------     -----
Total......................................      $2,891.6     100.0%     $ 2,403.9     100.0%
                                              ===========     =====   ============     =====

     The data in the tables above exclude other investments and assets held by ceding insurers under modified coinsurance agreements.

     At June 30, 2004, our fixed income portfolio had 1,624 positions and $43.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.0 million. There were $21.5 million of unrealized gains on the remainder of the portfolio. There were 66 private securities in an unrealized loss position totaling $3.6 million. At December 31, 2003, our fixed income portfolio had 1,375 positions and $14.6 million of gross unrealized losses. No single position had an unrealized loss greater than $1.6 million. There were $37.0 million of unrealized gains on the remainder of the portfolio. There were 34 private securities in an unrealized loss position totaling $0.8 million.

     The composition by category of securities that have an unrealized loss at June 30, 2004 and December 31, 2003 are presented in the tables below.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                                     June 30, 2004
                                               ------------------------------------------------------
                                                Estimated Fair                 Unrealized
                                                     Value           %           Loss            %
                                               ---------------    --------   -------------    -------
                                                                Dollars in thousands
Corporate securities.........................  $      596,779        37.1%   $  (16,315)       37.2%
Other structured securities..................         455,640        28.3       (13,330)        30.4
Collateralized mortgage obligations..........         273,687        17.0        (5,133)        11.7
Preferred stock..............................         128,867         8.0        (5,666)        12.9
Mortgage backed securities...................         103,126         6.4        (2,296)         5.2
Governments..................................          40,655         2.6          (746)         1.7
Municipal bonds..............................          10,038         0.6          (418)         0.9
                                               ---------------    --------   -------------    -------
Total........................................  $    1,608,792       100.0%   $  (43,904)       100.0%
                                               ===============    ========   =============    =======

                                                                   December 31, 2003
                                                ------------------------------------------------------
                                                   Estimated                  Unrealized
                                                   Fair Value        %            Loss           %
                                                ---------------   --------   -------------    -------
                                                                  Dollars in thousands
Corporate securities..........................   $     223,555       41.4%   $   (3,823)        26.2%
Other structured securities...................         154,065       28.5        (8,943)        61.3
Collateralized mortgage obligations...........          95,455       17.7          (863)         5.9
Governments...................................          25,838        4.8          (400)         2.7
Preferred stock...............................          21,303        3.9          (299)         2.1
Mortgage backed securities....................          19,900        3.7          (255)         1.8
                                                ---------------   --------   -------------    -------
Total.........................................   $     540,116      100.0%   $  (14,583)       100.0%
                                                ===============   ========   =============    =======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                                    June 30, 2004
                                     ------------------------------------------------------------------------
                                                              Estimated                Unrealized
        Days                         Book Value        %      Fair Value      %            Loss         %
        ----                         ----------     ------   ----------    -------     ----------    ------
                                                                 Dollars in thousands
        0-90..................       $1,365,014      82.6%   $1,335,660      83.0%     $  (29,354)     66.9%
        91-180................          155,459       9.4       148,034       9.2          (7,425)     16.9
        181-270...............           26,321       1.6        25,526       1.6            (795)      1.8
        271-360...............           34,530       2.1        33,064       2.1          (1,466)      3.3
        Greater than 360......           71,372       4.3        66,508       4.1          (4,864)     11.1
                                     ----------     ------   ----------    -------     ----------    ------
        Total.................       $1,652,696     100.0%   $1,608,792    100.0%      $  (43,904)    100.0%
                                     ==========     ======   ==========    =======     ==========    ======

                                                                  December 31, 2003
                                     ------------------------------------------------------------------------
                                                              Estimated                Unrealized
        Days                         Book Value        %      Fair Value      %            Loss         %
        ----                         ----------     ------   ----------    -------     ----------    ------
                                                                 Dollars in thousands
        0-90..................       $  308,267      55.6%   $  304,511      56.4%     $   (3,756)     25.8%
        91-180................          115,702      20.9       113,405      21.0          (2,297)     15.8
        181-270...............           56,362      10.1        55,243      10.2          (1,119)      7.7
        271-360...............           13,486       2.4        13,064       2.4            (422)      2.9
        Greater than 360......           60,882      11.0        53,893      10.0          (6,989)     47.8
                                     ----------     ------   ----------    -------     ----------    ------
        Total.................       $  554,699     100.0%   $  540,116     100.0%     $  (14,583)    100.0%
                                     ==========     ======   ==========    =======     ==========    ======

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $2.3 million at June 30, 2004 and $2.0 million at December 31, 2003. Unrealized losses on non-investment grade securities amounted to $3.6 million and $3.0 million at June 30, 2004 and December 31, 2003, respectively. Of these amounts, non-investment grade securities with unrealized losses of $2.5 million at June 30, 2004 and $1.8 million at December 31, 2003 had been in an unrealized loss position for a period greater than one year, of which $1.1 million at June 30, 2004 and $0.9 million at December 31, 2003 had been in an unrealized loss position for periods greater than 2 years.

     The following tables illustrate the industry analysis of the unrealized losses at June 30, 2004 and December 31, 2003.

                                                                  June 30, 2004
                                     ----------------------------------------------------------------------
                                     Amortized               Estimated                 Unrealized
                                        Cost           %     Fair Value      %            Loss         %
                                     ----------     ------   ----------    -------     ----------    ------
 Industry                                                    Dollars in thousands
 --------
Mortgage and asset backed
    securities..................     $  848,226      51.5%   $  827,467      51.6%     $( 20,759)     47.3%
 Banking........................        128,289       7.8       124,381       7.8         (3,908)      8.9
 Financial other................        106,893       6.5       103,405       6.4         (3,488)      7.9
 Communications.................         72,660       4.4        70,510       4.4         (2,150)      4.9
 Electric                                54,168       3.3        52,746       3.3         (1,422)      3.2
 Finance Companies                       52,396       3.2        50,733       3.2         (1,663)      3.8
 Consumer Noncyclical...........         48,392       2.9        47,277       2.9         (1,115)      2.6
 Other..........................        336,625      20.4       327,226      20.4         (9,399)     21.4
                                     ----------     ------   ----------    -------     ----------    ------
 Total............................   $1,647,649     100.0%   $1,603,745     100.0%     $ (43,904)    100.0%
                                     ==========     ======   ==========    =======     ==========    ======

                                                                  December 31, 2003
                                     ----------------------------------------------------------------------
                                     Amortized               Estimated                 Unrealized
                                        Cost           %     Fair Value      %            Loss         %
                                     ----------     ------   ----------    -------     ----------    ------
 Industry                                                    Dollars in thousands
 --------
 Mortgage and asset backed
    securities..................     $  279,481      50.4%   $  269,420      49.9%     $ (10,061)     69.0%
 Banking........................         38,738       7.0        38,201       7.1           (537)      3.7
 Consumer non-cyclical..........         23,009       4.1        22,632       4.2           (377)      2.6
 Communications.................         27,401       4.9        27,055       5.0           (346)      2.4
 Financial companies............         21,900       3.9        21,539       4.0           (361)      2.5
 Insurance......................         17,467       3.1        17,289       3.2           (178)      1.2
 Transportation.................          7,382       1.3         6,534       1.2           (848)      5.8
 Other..........................        139,321      25.3       137,446      25.4         (1,875)     12.8
                                     ----------     ------   ----------    -------     ----------    ------
 Total............................   $  554,699     100.0%   $  540,116     100.0%     $ (14,583)    100.0%
                                     ==========     ======   ==========    =======     ==========    ======

___________________

Other industries each represent less than 2% of estimated fair value.

     The expected maturity dates of securities that have an unrealized loss at June 30, 2004 and December 31, 2003 are presented in the table below.

                                                                  June 30, 2004
                                     ----------------------------------------------------------------------
                                     Amortized               Estimated                 Unrealized
                                        Cost           %     Fair Value      %            Loss         %
Maturity                             ----------     ------   ----------    -------     ----------    ------
--------                                                     Dollars in thousands
Due in one year or less............. $  141,290       8.6%   $  137,816       8.6%     $   (3,474)     7.9%
Due in one through five years.......    657,781      39.9       646,333      40.3         (11,448)    26.1
Due in five through ten years.......    643,046      39.0       623,180      38.9         (19,866)    45.2
Due after ten years.................    205,532      12.5       196,416      12.2          (9,116)    20.8
                                     ----------     ------   ----------    -------     ----------    -----
Total............................... $1,647,649     100.0%   $1,603,745     100.0%     $  (43,904)   100.0%
                                     ==========     ======   ==========    =======     ==========    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                                  December 31, 2003
                                     ----------------------------------------------------------------------
                                     Amortized               Estimated                 Unrealized
                                        Cost           %     Fair Value      %            Loss         %
Maturity                             ----------     ------   ----------    -------     ----------    ------
--------                                                     Dollars in thousands
Due in one year or less............. $   57,518      10.4%   $   57,129      10.6%     $     (389)     2.7%
Due in one through five years.......    220,835      39.8       214,836      39.8          (5,999)    41.1
Due in five through ten years.......    232,231      41.9       225,844      41.8          (6,387)    43.8
Due after ten years.................     44,115       7.9        42,307       7.8          (1,808)    12.4
                                     ----------     ------   ----------    -------     ----------    -----
Total............................... $  554,699     100.0%   $  540,116     100.0%     $  (14,583)   100.0%
                                     ==========     ======   ==========    =======     ==========    ======

     At June 30, 2004, there were 986 securities with unrealized loss positions with one security having a unrealized loss greater than $1.0 million. This security was a securitized asset was tested for impairment and satisfied the impairment tests. At December 31, 2003, there were 409 securities with unrealized loss positions with 2 securities having an unrealized loss greater than $1.0 million. These were also securitized assets, were tested for impairment and satisfied the impairment tests at December 31, 2003. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

     At June 30, 2004, there were five securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $2.3 million and the largest unrealized loss position was $0.9 million. At December 31, 2003 there were 12 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.2 million and the largest unrealized loss position was $1.6 million.

     Subsequent to June 30, 2004, we entered into an interest rate swap contract in the amount of $100 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract will be accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge.

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

     At June 30, 2004 and December 31, 2003, funds withheld at interest were in respect of six fixed annuity reinsurance contracts with three ceding companies. At both June 30, 2004 and December 31, 2003, we had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion (86%) of the funds withheld balances. The other contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company, which are included in interest sensitive contract liabilities, with the amounts owed to us by the ceding company. Interest sensitive contract liabilities

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

relating to these fixed annuity reinsurance contracts amounted to $1.8 billion and $1.7 billion at June 30, 2004 and December 31, 2003, respectively.

     At June 30, 2004, funds withheld at interest totaled $1.5 billion with an average rating of "A-", an average effective duration of 4.95 years and an average book yield of 6.26% as compared with an average rating of "A-", an average effective duration of 5.06 years and an average book yield of 6.32% at December 31, 2003. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.5 billion and $1.6 billion at June 30, 2004 and at December 31, 2003, respectively.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                    June 30, 2004          December 31, 2003
                                 ----------------------  -----------------------
Ratings                          $ in millions     %     $ in millions      %
-------                          --------------  ------  ---------------  ------
AAA.............................  $      209.8    13.9%          $216.6    13.9%
AA..............................          74.3     4.9             76.9     4.9
A...............................         514.6    34.1            528.6    34.0
BBB.............................         520.0    34.5            537.6    34.6
BB or below.....................          60.3     4.0             66.0     4.3
                                 --------------  ------  ---------------  ------
                                        1379.0    91.4          1,425.7    91.7
Commercial mortgage loans.......         129.4     8.6            129.4     8.3
                                 --------------  ------  ---------------  ------
Total...........................  $    1,508.4   100.0%       $ 1,555.1   100.0%
                                 ==============  ======  ===============  ======

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                    June 30, 2004          December 31, 2003
                                 ----------------------  -----------------------
Sector                           $ in millions     %     $ in millions      %
------                           --------------  ------  ---------------  ------
U.S. Treasury securities
   and U.S. government agency
   obligations..................  $       32.1     2.1%    $       32.0     2.1%
Corporate securities............       1,001.9    66.4          1,041.2    67.0
Municipal bonds.................          25.6     1.7             23.1     1.5
Mortgage and asset backed
  securities....................         319.4    21.2            329.4    21.1
Commercial mortgage loans.......         129.4     8.6            129.4     8.3
                                 --------------  ------  ---------------  ------
Total...........................  $    1,508.4   100.0%    $    1,555.1   100.0%
                                 ==============  ======  ===============  ======

Liquidity and Capital Resources

Cash flow

     Cash used in operating activities amounted to $27.6 million in the first six months of 2004 in comparison with a cash source of $35.5 million provided by operating activities in the same period of 2003. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

purposes these commissions are deferred and amortized over the life of the business. The decrease in operating cash flow is partly attributable to settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition in December 2003. This outflow is not expected to recur. When adjusted for this payment, cash outflows from operations in the first six months of 2004 were $4.6 million compared to inflows $35.5 in the same period of 2003. This decrease is attributable to the closing of 2 contracts towards the end of the period which resulted in an increase in reinsurance balances receivable.

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

Capital and collateral

     At June 30, 2004, total capitalization was $1.0 billion compared to $964.3 million at December 31, 2003. Total capitalization is analyzed as follows:

                                               June 30, 2004   December 31, 2003
                                               -------------   -----------------
                                                    (dollars in thousands)
Shareholders' equity.........................    $   668,464       $ 659,844
Mezzanine equity.............................        142,145         141,928
Long-term debt...............................        194,500         162,500
                                               -------------   -----------------
Total                                            $ 1,005,109       $ 964,272
                                               =============   =================

     The increase in capitalization is due to the net income for the six months ended June 30, 2004 of $37.6 million, the issuance of trust preferred debt of $32.0 million and the issuance of share capital to employees on the exercise of options of $6.6 million offset by dividends paid of $3.6 million and a decrease in other comprehensive income of $32.2 million. Other comprehensive (loss) income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of June 30, 2004.

     In February 2004, we filed a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell from time to time securities described in the registration statement up to a total of $750.0 million.

     During the six months ended June 30, 2004, we paid quarterly dividends totaling $3.6 million or $0.10 per share.

     On June 25, 2004, we closed a structured finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established in respect of this facility. As a result, the balances and activities of the trust have been consolidated in these financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain shareholder's equity of at least $340.0 million. At June 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $767.9 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At June 30, 2004, our net worth was $668.5 million and the ratio of debt to total capitalization was 19.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At June 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at June 30, 2004 and $31.2 million at December 31, 2003.

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

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 48 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

          with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.

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

     Scottish Re Group Limited and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have executed a similar agreement for Scottish Re (Dublin) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

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

Changes in Accounting Standards

     In July 2003, the Accounting Standards Executive Committee issued Statement of Position 03-01 ("SOP"), "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts". This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. In

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

implementing the SOP we have made various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities, and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Implementation of this SOP has not had a material effect on our financial statements.

     Effective December 31, 2003, we adopted EITF 03-1. This EITF provides guidance on disclosures for other than temporary impairments of debt and marketable equity investments that have been accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". Implementation did not have a material effect on our financial statements.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in the consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or
(3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations.

     FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary. We have adopted FIN 46 in respect of the structured finance facility discussed in note 13.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

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

Item 4.  Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of June 30, 2004, our principal executive officers and principal financial officer have concluded that Scottish Re's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Re Group Limited in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, Scottish Re Group Limited's internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     The Company is not currently involved in any material litigation or arbitration.

Item 2.  Changes in Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults Upon Senior Securities

     Not applicable.

Item 4.

Submission of Matters to a Vote of Securities Holders

     The 2004 Annual Meeting of Shareholders of the Company was held on May 5, 2004. The following items of business were presented to the shareholders of the Company (the "Shareholders"):

                              Election of Directors

     The results of the vote of the Shareholders with respect to the two Class III Directors were elected as proposed in the Proxy Statement dated April 2, 2004 under the caption titled "Proposal for Election of Directors" were as follows:

                                     Total Vote For       Total Vote Withheld
Name                                  Each Director       From Each Direcotor
---------------------------------    --------------    ------------------------
Michael C. French                       31,296,272              454,580
Hazel R. O'Leary                        31,581,140              169,712

             Approval of the 2004 Equity Incentive Compensation Plan

     The results of the vote of the Shareholders with respect to the approval of the 2004 Equity Incentive Compensation Plan as proposed were as follows:

For:     23,073,972
Against: 3,495,279
Abstain: 1,715,533

                      Ratification of Independent Auditors

     The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young, as the independent auditors for the Company for the fiscal year ending December 31, 2004. The results of the vote of the Shareholders with respect to this selection were as follows:

For:     31,589,554
Against: 121,015
Abstain: 40,283

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

     4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.6 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.7 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     4.8 Purchase Contract Agreement, dated December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as purchase contract agent and collateral agent (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.9 Pledge Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as collateral agent and custodial Agent, purchase contract agent, and securities intermediary (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.10 Remarketing Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and Bear, Stearns & Co. Inc., as remarketing agent (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.11 Certificate of Designations of Convertible Preferred Shares of the Scottish Re Group Limited (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

     10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited 's Registration Statement on Form S-1).(1)(15)

     10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(15)

     10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(15)

     10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

     10.6   1999 Stock Option Plan (incorporated herein by reference to Exhibit
            10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).(2)(15)

     10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited s 1999 Annual Report on Form 10-K).(2)(15)

     10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K).(3)(15)

     10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(7)

     10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

     10.11  2001 Stock Option Plan (incorporated herein by reference to Exhibit
            10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(15)

     10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to Exhibit
            10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(15)

     10.13 Service Agreement dated December 31, 2001 between Scottish Re Holdings Limited and Paul Andrew Bispham.(4)(15)

     10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.15 Stockholder Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.16 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.17 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

     10.18 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(15)

     10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
            2002).(8)(15)

     10.20 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean. (14)(15)

     10.21 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(15)

     10.22 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(15)

     10.23 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(15)

     10.24 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(1)

     10.25 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
            (12)(15)

     10.26 Amended employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(15)

     10.27 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3).
            (9)

     10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

     10.29 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley. (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2003). (13)(15)

     10.30 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.31 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.32 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.33 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance. (14)(15)

     10.34 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield. (15)

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

     (10) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 17, 2003.

     (11) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on January 6, 2004.

     (12) Scottish Re Group Limited's 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.

     (13) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.

     (14) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on May 10, 2004.

     (15) This exhibit is a management contract or compensatory plan or arrangement.

B.   Reports on Form 8-K

     The following reports on Form 8-K were filed during the three month period ended June 30, 2004.

     Scottish Re Group Limited filed a report on Form 8-K on May 13, 2004 to report under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) Scottish Re Group Limited's financial results for the three month period ended March 31, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    SCOTTISH RE GROUP LIMITED

Date: August 9, 2004                By: /s/ Scott E. Willkomm
                                        Scott E. Willkomm
                                        President

Date: August 9, 2004                By: /s/ Michael C. French
                                        Michael C. French
                                        Chief Executive Officer

Date: August 9, 2004                By: /s/ Elizabeth A. Murphy
                                        Elizabeth A. Murphy
                                        Chief Financial Officer