Form 10-Q
period 2004-09-30
SCOTTISH RE GROUP LTD
filed 2004-11-08
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                For the quarterly period ended September 30, 2004

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

                                 (441) 295-4451

              (Registrant's telephone number, including area code)

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

As of November 1, 2004, Registrant had 35,905,962 ordinary shares outstanding.

                                Table of Contents

PART I.   FINANCIAL INFORMATION..............................................2

Item 1.   Financial Statements...............................................2

      Consolidated Balance Sheets - September 30, 2004 (Unaudited) and
      December 31, 2003......................................................2

      Unaudited Consolidated Statements of Income - Three and Nine
      months ended September 30, 2004 and 2003...............................3

      Unaudited Consolidated Statements of Comprehensive Income - Three
      and Nine months ended September 30, 2004 and 2003......................4

      Unaudited Consolidated Statements of Shareholders' Equity - Nine
      months ended September 30, 2004 and 2003...............................5

      Unaudited Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003......................................6

      Notes to Unaudited Consolidated Financial Statements...................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................24

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........54

Item 4.   Controls and Procedures...........................................54

PART II.  OTHER INFORMATION.................................................55

Item 1.   Legal Proceedings.................................................55

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......55

Item 3.   Defaults Upon Senior Securities...................................55

Item 4.   Submission of Matters to a Vote of Securities Holders.............56

Item 5.   Other Information.................................................57

Item 6.   Exhibits and Reports on Form 8-K..................................64

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                            Scottish Re Group Limited
          Consolidated Balance Sheets - September 30, 2004 (Unaudited)
                              and December 31, 2003
                             (Dollars in thousands)

                                                  September 30,
                                                      2004       December 31,
                                                   (unaudited)       2003
                                                  ------------   ------------
ASSETS
Fixed maturity investments, available for sale,
at fair value (Amortized cost $2,766,389; 2003
- $1,993,247).................................    $ 2,797,450  $ 2,014,719
Preferred stock, available for sale, at fair
value (Cost $124,663; 2003 -$125,460).........        125,082      126,449
Cash and cash equivalents.....................        191,016      298,149
Other investments.............................         16,412       17,678
Funds withheld at interest....................      1,477,870    1,469,425
                                                  -----------  -----------
    Total investments.........................      4,607,830    3,926,420
Accrued interest receivable...................         24,159       22,789
Reinsurance balances and risk fees receivable.        290,763      196,192
Deferred acquisition costs....................        411,540      308,591
Amount recoverable from reinsurers............        703,288      737,429
Present value of in-force business............         38,349       13,479
Goodwill......................................         34,125       35,847
Fixed assets..................................         12,242       11,800
Other assets..................................         11,999       45,209
Current income tax receivable.................         10,716            -
Deferred tax benefit..........................          8,913       12,624
Segregated assets.............................        740,220      743,137
                                                  -----------  -----------
    Total assets..............................    $ 6,894,144  $ 6,053,517
                                                  ===========  ===========
LIABILITIES
Reserves for future policy benefits...........    $ 1,603,840  $ 1,502,415
Interest sensitive contract liabilities.......      3,136,930    2,633,346
Structured finance facility liability.........        200,000            -
Accounts payable and accrued expenses.........         23,223       31,673
Reinsurance balances payable..................         93,678      125,756
Other liabilities.............................         28,932       30,546
Current income tax payable....................              -       13,077
Long term debt................................        194,500      162,500
Segregated liabilities........................        740,220      743,137
                                                  -----------  -----------
    Total liabilities.........................      6,021,323    5,242,450
                                                  -----------  -----------
MINORITY INTEREST                                       9,535        9,295
MEZZANINE EQUITY                                      142,296      141,928
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
   Issued and fully paid: 35,905,962 ordinary
   shares (2003 - 35,228,411).................            359          352
Additional paid-in capital....................        556,173      548,750
Accumulated other comprehensive income........         37,644       29,034
Retained earnings.............................        126,814       81,708
                                                  -----------  -----------
    Total shareholders' equity................        720,990      659,844
                                                  -----------  -----------
    Total liabilities and shareholders' equity    $ 6,894,144  $ 6,053,517
                                                  ===========  ===========

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                  Unaudited Consolidated Statements of Income -
             Three and Nine months ended September 30, 2004 and 2003
                  (Dollars in thousands, except per share data)


                                              Three months ended            Nine Months ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                             2004           2003           2004           2003
                                         -------------  -------------  -------------  -------------
REVENUES
Premiums earned......................  $    148,987   $     92,741   $    440,217   $    252,296
Investment income, net...............        55,519         38,133        160,439        106,272
Fee income...........................         2,545          2,932          8,686          7,303
Realized gains (losses)..............        (3,398)           744         (3,664)        (4,969)
Change in value of embedded
derivatives.........................         (5,509)             -            456              -
                                       -------------  -------------  -------------  -------------
    Total revenues...................       198,144        134,550        606,134        360,902
                                       -------------  -------------  -------------  -------------

BENEFITS AND EXPENSES
Claims and other policy benefits.....       104,970         69,424        324,112        177,886
Interest credited to interest
sensitive contract liabilities.......        27,685         33,294         77,342         66,061
Acquisition costs and other
insurance expenses, net..............        40,312         27,593        113,282         76,132
Operating expenses...................        13,214          8,753         36,969         24,767
Interest expense.....................         3,352          1,869          9,126          5,533
                                       -------------  -------------  -------------  -------------
    Total benefits and expenses......       189,533        140,933        560,831        350,379
                                       -------------  -------------  -------------  -------------
Income (loss) before income taxes
and minority interest................         8,611         (6,383)        45,303         10,523
Income tax benefit...................         4,212          8,165          5,507          7,999
                                       -------------  -------------  -------------  -------------
Income before minority interest......        12,823          1,782         50,810         18,522
Minority interest....................           (17)             -           (355)             -
                                       -------------  -------------  -------------  -------------
Income from continuing operations....        12,806          1,782         50,455         18,522
Loss from discontinued operations....             -           (157)             -         (1,782)
                                       -------------  -------------  -------------  -------------
Net income                             $     12,806   $      1,625   $     50,455   $     16,740
                                       =============  =============  =============  =============
Earnings per ordinary share from
continuing operations -Basic.........  $       0.36   $       0.05   $       1.42   $       0.64
                                       =============  =============  ============   =============
Earnings per ordinary share from
continuing operations - Diluted......  $       0.34   $       0.05   $       1.35   $        0.60
                                       =============  =============  ============   =============
Earnings per ordinary share - Basic..  $       0.36   $       0.05   $       1.42   $        0.57
                                       =============  =============  ============   =============
Earnings per ordinary share -Diluted.  $       0.34   $       0.05   $       1.35   $        0.55
                                       =============  =============  ============   =============
Dividends per ordinary share.........  $       0.05   $       0.05   $       0.15   $        0.15
                                       =============  =============  ============   =============

Weighted average number of ordinary
shares outstanding...................
Basic................................    35,869,413     33,248,670     35,648,913     29,119,913
                                         ==========     ==========     ==========     ==========
Diluted..............................    37,244,288     35,240,768     37,268,420     30,647,580
                                         ==========     ==========     ==========     ==========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
          Unaudited Consolidated Statements of Comprehensive Income -
             Three and Nine months ended September 30, 2004 and 2003
                             (Dollars in thousands)



                                              Three months ended            Nine Months ended
                                         ----------------------------  ----------------------------
                                         September 30,  September 30,  September 30,  September 30,
                                             2004           2003           2004           2003
                                         -------------  -------------  -------------  -------------

Net income............................. $      12,806   $      1,625   $      50,455   $      16,740
                                        --------------  -------------  --------------  --------------
Other comprehensive income,
net of tax:
    Unrealized appreciation
     (depreciation) on investments:....        40,756         (6,423)          8,582          18,142
    Add: reclassification
    adjustment for investment
    (losses) gains included in
    net income.................                (1,862)           475          (1,797)         (4,649)
                                        --------------  -------------  --------------  --------------
Unrealized appreciation
(depreciation) on investments
net of income taxes of
$12,519, $(3,364), $2,515 and
$3,466.........................                38,894         (5,948)          6,785          13,493
Cumulative translation
adjustment.....................                 1,888             21           1,825           2,042
Minimum pension liability
adjustment.....................                     -             (6)              -             (45)
                                        --------------  -------------  --------------  --------------
Other comprehensive income
 (loss)........................                40,782         (5,933)          8,610          15,490
                                        --------------  -------------  --------------  --------------
Comprehensive income (loss)....         $      53,588   $     (4,308)  $      59,065   $      32,230
                                        ==============  =============  ==============  ==============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Shareholders' Equity -
                  Nine months ended September 30, 2004 and 2003
                             (Dollars in thousands)

                                                        Nine months ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2004            2003
                                                   -------------   -------------
ORDINARY SHARES:
   Beginning of period..........................     35,228,411      26,927,456
   Ordinary shares issued.......................              -       9,200,000
   Ordinary shares repurchased..................              -      (1,525,000)
   Issuance to employees on exercise of                 677,551         381,955
   options......................................
   Issuance on exercise of warrants.............              -         200,000
                                                   -------------   -------------
   End of period................................     35,905,962      35,184,411
                                                   =============   =============
SHARE CAPITAL:
   Beginning of period..........................   $        352    $        269
   Ordinary shares issued.......................              -              92
   Ordinary shares repurchased..................              -             (15)
   Issuance to employees on exercise of options.              7               4
   Issuance on exercise of warrants.............              -               2
                                                   -------------   -------------
   End of period................................            359             352
                                                   -------------   -------------
ADDITIONAL PAID-IN CAPITAL:
   Beginning of period..........................        548,750         416,712
   Ordinary shares issued.......................              -         180,105
   Ordinary shares repurchased..................              -         (29,966)
   Issuance to employees on exercise of options.          7,246           4,187
   Issuance on exercise of warrants.............              -           2,998
   Warrants repurchased.........................              -          (1,600)
   Other........................................            177               -
                                                   -------------   -------------
   End of period................................        556,173         572,436
                                                   -------------   -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized appreciation on investments
   Beginning of period..........................         16,848           8,930
   Change in period (net of tax)................          6,785          13,493
                                                   -------------   -------------
   End of period................................         23,633          22,423
                                                   -------------   -------------
Cumulative translation adjustment
   Beginning of period..........................         12,186           5,908
   Change in period.............................          1,825           2,042
                                                   -------------   -------------
   End of period................................         14,011           7,950
                                                   -------------   -------------
Minimum pension liability adjustment
   Beginning of period..........................              -          (1,371)
   Change in period.............................              -             (45)
                                                   -------------   -------------
   End of period................................              -          (1,416)
                                                   -------------   -------------
ACCUMULATED OTHER COMPREHENSIVE INCOME ....              37,644          28,957
                                                   -------------   -------------
RETAINED EARNINGS:
   Beginning of period..........................         81,708          60,644
   Net income...................................         50,455          16,740
   Dividends paid...............................         (5,349)         (4,457)
                                                   -------------   -------------
   End of period................................        126,814          72,927
                                                   -------------   -------------
TOTAL SHAREHOLDERS' EQUITY................   .     $    720,990    $    674,672
                                                   =============   =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Unaudited Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2004 and 2003
                             (Dollars in thousands)

                                                        Nine months ended
                                                   -----------------------------
                                                   September 30,   September 30,
                                                       2004            2003
                                                   -------------   -------------
OPERATING ACTIVITIES
Net income...........................................  $   50,455   $   16,740
Items not affecting cash:............................
   Realized losses...................................       3,664        4,969
   Change in value of embedded derivatives...........        (456)           -
   Amortization of investments.......................       8,321        3,940
   Amortization of deferred acquisition costs........      64,355       35,803
   Amortization of present value of in-force business       5,034        2,353
   Changes in assets and liabilities:................
      Accrued interest...............................      (1,302)      (5,485)
      Reinsurance balances and risk fees receivable..    (151,793)      (5,210)
      Deferred acquisition costs.....................    (167,919)    (105,856)
      Deferred tax liability.........................      (9,499)      (8,766)
      Other assets...................................         (59)       2,903
      Current income tax receivable and payable......     (26,864)      (1,484)
      Reserves for future policy benefits............     171,106      118,301
      Interest sensitive contract liabilities, net of
      funds withheld at interest.....................      35,741       12,111
      Accounts payable and accrued expenses..........      (5,779)      (1,226)
      Other..........................................       6,636       (6,645)
                                                       -----------  -----------
Net cash (used in) provided by operating activities..     (18,359)      62,448
                                                       -----------  -----------

INVESTING ACTIVITIES
Purchase of fixed maturity investments...............  (1,538,634)    (968,551)
Proceeds from sales of fixed maturity investments....     498,397      212,929
Proceeds from maturity of investments................     257,625      165,466
Purchase of preferred stock..........................     (23,662)     (71,168)
Proceeds from sales of preferred stock...............      18,605       17,803
Proceeds from maturity of preferred stock............       4,805        1,762
Other................................................         946            -
                                                       -----------  -----------
Net cash used in investing activities................    (781,918)    (641,759)
                                                       -----------  -----------

FINANCING ACTIVITIES
Issuance of long term debt...........................      32,000            -
Proceeds from collateral facility liability..........     200,000            -
Deposits to interest sensitive contract liabilities..     518,451      449,185
Withdrawals from interest sensitive contract
liabilities..........................................     (59,211)     (27,635)
Issuance of ordinary shares..........................       7,253      187,230
Repurchase of ordinary shares........................           -      (29,981)
Repurchase of warrants...............................           -       (1,600)
Dividends paid.......................................      (5,349)      (4,457)
                                                       -----------  -----------
Net cash provided by financing activities............     693,144      572,742
                                                       -----------  -----------
Net change in cash and cash equivalents..............    (107,133)      (6,569)
Cash and cash equivalents, beginning of period.......     298,149      149,666
                                                       -----------  -----------
CASH AND CASH EQUIVALENTS, END OF PERIOD               $  191,016   $  143,097
                                                       ===========  ===========


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004

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

     Consolidation - We consolidate the results of all our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

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

     Certain prior period amounts have been reclassified to conform to the current period presentation.

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

     Effective December 31, 2003, we adopted the disclosure requirements of Emerging Issues Task Force 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments". This EITF provides guidance on disclosures for other than temporary impairments of debt and marketable equity investments that have been accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". During the quarter ended

                            Scottish Re Group Limited
                Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004

September 30, 2004 the effective date of the application of EITF 03-1 for debt securities that are impaired because of interest rate and/or sector spread increases was delayed pending issuance of further guidance.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in the consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or
(3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary. We are the primary beneficiary of the structured finance facility discussed in note 12 and thus have consolidated the variable interest entity in accordance with FIN 46. We hold no interests in unconsolidated variable interest entities.

     During the quarter ended September 30, 2004, EITF 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" was issued. EITF 04-8 requires that certain instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share calculations regardless of whether the contingency has been met. Our 4.5% senior convertible notes are convertible on the basis of a market price trigger. On October 26, 2004 we amended the terms of these notes so that we are required to settle the principal amount of $115.0 million in cash on conversion or repurchase. As a result we shall continue to apply the treasury stock method in calculating diluted earnings per share for amounts in excess of the principal of $115.0 million.

3. Business acquisitions

     On October 18, 2004, we announced that we had agreed to acquire the individual life reinsurance business of ING Re. We will reinsure the liabilities of all of ING Re's individual life reinsurance business through a coinsurance transaction. ING Re will transfer to us assets equal to reserves of approximately $800.0 million and will pay a ceding commission of $560.0 million. These assets will be held in trust to secure the reserve obligations of the business. Additionally, ING Re will transfer certain operating assets associated with the business. Following the acquisition, we will have approximately $1.0 trillion of face amount of life reinsurance in-force, $8.8 billion in assets, $2.1 billion in revenues.

     In addition to the assets to be transferred by ING Re, we will raise an additional $230.0 million in new capital, which will satisfy the capital requirements for the acquired business. This new capital includes $180.0 million to be provided by The Cypress Group, a private equity firm, and an additional $50.0 million of trust preferred securities.

     On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation for $151.0 million in cash, subject to certain post closing adjustments. During the quarter ended September 30, 2004, we agreed and settled the post closing adjustment at $18.9 million, resulting in a final acquisition cost of $169.9 million. There was no goodwill arising on the acquisition. The present value of in-force of the business acquired was $29.9 million.

                            Scottish Re Group Limited
                Notes to Unaudited Consolidated Financial Statements
                               September 30, 2004

     ERC has requested a refund of $8.0 million in respect of a settlement of a tax liability. We have disputed ERC's right to this refund. In the event that ERC are successful in their request, the present value of in-force business would increase to $37.8 million. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation.

4. Discontinued operations

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended September 30, 2003 losses from these operations amounted to $157,000 and for the nine month period ended September 30, 2003, losses incurred were $1.8 million. There has been no impact in 2004.

5. Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America and Life Reinsurance International, which we identify as separate segments.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

5. Business segments (continued)

     In prior years, we reported our Wealth Management business as a separate segment. As this business is no longer a major contributor to our results, we have combined the reporting of this segment with our Other Segment for all periods presented. The segment reporting for the lines of business is as follows:


                                    Three months ended September 30, 2004
                                    -------------------------------------
                                    Life Reinsurance
                                    ----------------
                              North America  International   Other       Total
                              -------------  -------------   -----      -----

Premiums earned .............   $ 119,468    $  29,519   $       -    $ 148,987
Investment income, net ......      53,250        2,105         164       55,519
Fee income ..................       1,445            -       1,100        2,545
Realized gains (losses) .....      (1,289)          67      (2,176)      (3,398)
Change in value of
  embedded derivatives ......      (5,509)           -           -       (5,509)
                                ----------   ---------   ----------   ----------
Total revenues ..............     167,365       31,691        (912)     198,144
                                ----------   ---------   ----------   ----------

Claims and other policy
  benefits ..................      88,070       16,900           -      104,970
Interest credited to
  interest sensitive
  contract liabilities ......      27,685            -           -       27,685
Acquisition costs and
  other insurance
  expenses, net .............      35,374        4,488         450       40,312
Operating expenses ..........       4,437        4,941       3,836       13,214
Interest expense ............       1,266            -       2,086        3,352
                                ----------   ---------   ----------   ----------
Total benefits and
  expenses ..................     156,832       26,329       6,372      189,533
                                ----------   ---------   ----------   ----------
Income (loss) before
  income taxes and
  minority interest .........   $  10,533    $   5,362   $  (7,284)   $   8,611
                                ==========   =========   ==========   ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

5. Business segments (continued)

                                    Three months ended September 30, 2003
                                    -------------------------------------
                                    Life Reinsurance
                                    ----------------
                              North America  International   Other       Total
                              -------------  -------------   -----       -----

Premiums earned ............   $  62,446    $  30,295    $       -     $ 92,741
Investment income, net .....      34,889        1,860        1,384       38,133
Fee income .................       2,128            -          804        2,932
Realized gains (losses) ....         395          (89)         438          744
                               ----------   ----------   ----------   ----------
Total revenues .............      99,858       32,066        2,626      134,550
                               ----------   ----------   ----------   ----------

Claims and other policy
  benefits .................      46,559       22,865            -       69,424
Interest credited to
  interest sensitive
  contract liabilities .....      33,294            -            -       33,294
Acquisition costs and
  other insurance
  expenses, net ............      21,634        5,355          604       27,593
Operating expenses .........       2,404        3,584        2,765        8,753
Interest expense ...........         235            -        1,634        1,869
                               ----------   ----------   ----------   ----------
Total benefits and
  expenses .................     104,126       31,804        5,003      140,933
                               ----------   ----------   ----------   ----------
Income (loss) before
  income taxes and
  minority interest ........   $  (4,268)   $     262    $  (2,377)   $  (6,383)
                               ==========   ==========   ==========   ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

5. Business segments (continued)

                                    Nine months ended September 30, 2004
                                    ------------------------------------
                                    Life Reinsurance
                                    ----------------
                              North America  International   Other       Total
                              -------------  -------------   -----       -----

Premiums earned ............   $ 352,340    $  87,877    $       -    $ 440,217
Investment income, net .....     151,636        7,828          975      160,439
Fee income .................       5,795            -        2,891        8,686
Realized losses ............      (1,149)        (273)      (2,242)      (3,664)
Change in value of
  embedded derivatives .....         456            -            -          456
                               ----------   ----------   ----------   ----------
Total revenues .............     509,078       95,432        1,624      606,134
                               ----------   ----------   ----------   ----------

Claims and other policy
  benefits .................     266,147       57,965            -      324,112
Interest credited to
  interest sensitive
  contract liabilities .....      77,342            -            -       77,342
Acquisition costs and
  other insurance
  expenses, net ............     100,611       10,982        1,689      113,282
Operating expenses .........      13,543       13,107       10,319       36,969
Interest expense ...........       2,892            -        6,234        9,126
                               ----------   ----------   ----------   ----------
Total benefits and
  expenses .................     460,535       82,054       18,242      560,831
                               ----------   ----------   ----------   ----------

Income (loss) before
  income taxes and
  minority interest ........   $  48,543    $  13,378    $ (16,618)   $  45,303
                               ==========   ==========   ==========   ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

5. Business segments (continued)

                                    Nine months ended September 30, 2003
                                    ------------------------------------
                                    Life Reinsurance
                                    ----------------
                              North America  International   Other       Total
                              -------------  -------------   -----       -----

Premiums earned ............   $ 158,471    $  93,825    $       -    $ 252,296
Investment income, net .....      97,169        5,604        3,499      106,272
Fee income .................       4,523          -          2,780        7,303
Realized gains (losses) ....      (4,656)        (962)         649       (4,969)
                               ----------   ----------   ----------   ----------
Total revenues .............     255,507       98,467        6,928      360,902
                               ----------   ----------   ----------   ----------
Claims and other policy
  benefits .................     118,785       59,101            -      177,886
Interest credited to
  interest sensitive
  contract liabilities .....      66,061            -            -       66,061
Acquisition costs and
  other insurance
  expenses, net ............      55,900       18,576        1,656       76,132
Operating expenses .........       6,819        9,425        8,523       24,767
Interest expense ...........         712            -        4,821        5,533
                               ----------   ----------   ----------   ----------
Total benefits and
  expenses .................     248,277       87,102       15,000      350,379
                               ----------   ----------   ----------   ----------
Income (loss) before
  income taxes and
  minority interest ........   $   7,230    $  11,365    $  (8,072)   $  10,523
                               ==========   ==========   ==========   ==========



        Assets                           September 30, 2004    December 31, 2003
                                         ------------------    -----------------
        Life Reinsurance
           North America...............  $        5,709,085    $       4,882,222
           International...............             376,050              308,459
                                         ------------------    -----------------
        Total Life Reinsurance.........           6,085,135            5,190,681
        Other..........................             809,009              862,836
                                         ------------------    -----------------
        Total..........................  $        6,894,144    $       6,053,517
                                         ==================    =================

                             Scottish Re Group Limited
          Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

6. Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                               Three months ended             Nine months ended
                                               ------------------             -----------------
                                          September 30,  September 30,   September 30,  September 30,
                                              2004          2003             2004          2003
                                          -------------  -------------   -------------  -------------
 Numerator:
 Net income........................       $     12,806   $        1,625  $      50,455  $     16,740
                                          ============   ==============  =============  ============
 Denominator:
 Denominator for basic earnings
   per ordinary share - Weighted
   average number of ordinary
   shares..........................         35,869,413       33,248,670     35,648,913    29,119,913
 Effect of dilutive securities
   - Stock options.................            603,525        1,055,776        735,013       872,532
   - Warrants......................            771,350          936,322        852,223       655,135
   - Hybrid Capital Units..........                  -                -         32,271             -
                                          ------------   --------------  -------------  ------------
 Denominator for dilutive earnings
   per ordinary share..............         37,244,288       35,240,768     37,268,420    30,647,580
                                          ============   ==============  =============  ============
 Earnings per ordinary share from
   continuing operations -Basic....       $       0.36   $         0.05  $        1.42  $       0.64
                                          ============   ==============  =============  ============
 Earnings per ordinary share from
   continuing operations - Diluted.       $       0.34   $         0.05  $        1.35  $       0.60
                                          ============   ==============  =============  ============
 Basic earnings per ordinary share.       $       0.36   $         0.05  $        1.42  $       0.57
                                          ============   ==============  =============  ============
 Diluted earnings per ordinary share...   $       0.34   $         0.05  $        1.35  $       0.55
                                          ============   ==============  =============  ============

                             Scottish Re Group Limited
          Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

7. Derivatives

     During the quarter ended September 30, 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 133 requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The fair value of the swap at September 30, 2004 was a negative $2.2 million. This loss of $2.2 million has been included in realized gains (losses) in the statement of income.

8. Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                      Three months ended             Nine months ended
                                 ----------------------------  ----------------------------
                                 September 30,  September 30,  September 30,  September 30,
                                     2004           2003           2004           2003
                                 -------------  -------------  -------------  -------------
Balance beginning of
 period ........................   $ 391,049      $ 262,015      $ 308,591      $ 213,516
Expenses deferred ..............      43,144         37,927        167,919        105,856
Amortization expense ...........     (22,365)       (14,216)       (64,355)       (35,803)
Deferred acquisition
 costs on realized gains
 (losses).......................       (288)          (790)          (615)         1,367
                                   ----------     ----------    ----------      ---------
   Balance end of period .......   $ 411,540      $ 284,936      $ 411,540      $ 284,936
                                   ==========     ==========    ==========      =========

9. Goodwill

     During the quarter, we received a payment of $1.7 million in respect of a settlement of the purchase price of Scottish Re Holdings Limited (formerly World-Wide Holdings Limited). This settlement arose on the finalization of income taxes due for periods prior to the acquisition and has resulted in a decrease in the goodwill arising on the acquisition.

10. Other assets

     Included in other assets as of September 30, 2004 is an amount of $4.9 million in respect of professional fees and other costs incurred for due diligence activities of potential acquisition targets. At September 30, 2004 the timing and certainty of completion of the proposed acquisitions cannot be determined. In the event that we determine that some of these transactions will not be completed we shall recognize a charge to income.

11. Structured finance facility liability

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

11. Structured finance facility liability (continued)

the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in these financial statements.

     The assets of the variable interest entity have been recorded as fixed maturity investments. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility in acquisition costs and other insurance expenses.

     The creditors of the variable interest entity have no recourse against our general assets.

12. Long-term debt

     Long-term debt consists of:


                                              September 30,     December 31,
                                                  2004              2003
                                              -------------     ------------

4.5% senior convertible notes due 2022.....  $      115,000   $      115,000
Capital securities due 2032................          17,500           17,500
Trust preferred securities due 2033........          20,000           20,000
Trust preferred securities due 2033........          10,000           10,000
Trust preferred securities due 2034........          32,000                -
                                             --------------   --------------
Total                                        $      194,500   $      162,500
                                             ==============   ==============

4.5% senior convertible notes

     On November 22, 2002 and November 27, 2002, we issued an aggregate of $115.0 million (which included an over allotment option of $15.0 million) of 4.5% senior convertible notes, which are due December 1, 2022, to qualified institutional buyers. The notes are general unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment with all our future subordinated indebtedness. Interest on the notes is payable on June 1 and December 1 of each year. The notes are rated Baa2 by Moody's Investors Service ("Moody's") and BBB-by Standard & Poor's Ratings Group ("Standard & Poor's").

     The notes are convertible into our ordinary shares at an initial conversion rate of 46.0617 ordinary shares per $1,000 principal amount of notes (equivalent to an initial conversion price of $21.71 per ordinary share). On conversion, we shall settle the principal amount of $115.0 million in cash. We have the right to deliver, in lieu of our ordinary shares, cash or a combination of cash and our ordinary shares for amounts in excess of the principal of $115.0 million. The notes are redeemable at our option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are subject to repurchase by us upon a change of control of Scottish Re or at a holder's option on December 6, 2006, December 1, 2010, December 1, 2012 and December 1, 2017, at a repurchase price equal to 100% of the principal amount of the notes plus accrued and unpaid interest. The notes are due on December 1, 2022 unless earlier converted, redeemed by us at our option or repurchased by us at a holder's option.

     A holder may surrender notes for conversion prior to the stated maturity only under the following circumstances:

                             Scottish Re Group Limited
          Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

12. Long-term debt (continued)

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

     The Capital Securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At September 30, 2004 and December 31, 2003, the interest rates were 6.02% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At September 30, 2004 and December 31, 2003, the interest rates were 6.02% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the Capital Securities.

                             Scottish Re Group Limited
          Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

12. Long-term debt (continued)

Trust preferred securities due 2033

     On October 29, 2003, Scottish Holdings, Inc. Statutory Trust II, a Connecticut statutory business trust ("Capital Trust II") issued and sold in a private offering an aggregate of $20.0 million Preferred Trust Securities (the "Trust Preferred Securities"). All of the common shares of Capital Trust II are owned by Scottish Holdings, Inc.

     The Trust Preferred Securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At September 30, 2004 and December 31, 2003, the interest rates were 5.97% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Floating Rate Debentures due October 29, 2033 (as described below).

     The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures (the "2033 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2033 Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At September 30, 2004 and December 31, 2003, the interest rates were 5.97% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2033 Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

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

     The 2033 Trust Preferred Securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At September 30, 2004 and December 31, 2003, the interest rates were 5.92% and 5.05%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

     The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes (the "Junior Subordinated Notes") issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At September 30, 2004 and December 31, 2003, the interest rates were 5.92% and 5.05%, respectively.

                             Scottish Re Group Limited
          Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

12. Long-term debt (continued)

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

     The 2034 Trust Preferred Securities mature on June 17, 2034. They are redeemable in whole or in part at any time after June 17, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.80%. At September 30, 2004, the interest rate was 5.82%. Prior to June 17, 2009, interest cannot exceed 12.50%. Capital Trust III may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2034 Floating Rate Debentures due June 17, 2034 (as described below).

     The sole assets of Capital Trust III consist of $33.0 million principal amount of Floating Rate Debentures (the "2034 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2034 Floating Rate Debentures mature on June 17, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.80%. At September 30, 2004 the interest rate was 5.82%. Prior to June 17, 2009, interest cannot exceed 12.50%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2034 Floating Rate Debentures at any time after June 17, 2009 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2034 Floating Rate Debentures and distributions and other payments due on the 2034 Trust Preferred Securities.

13. Mezzanine equity

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

                             Scottish Re Group Limited
          Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

13. Mezzanine equity (continued)

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

     We have accounted for the HyCUs in accordance with SFAS No. 150 " Accounting for Certain Instruments with Characteristics of Debt and Equity".

14. Shareholders' equity

     During the quarter ended September 30, 2004 and 2003, respectively, we issued 77,500 and 146,369 ordinary shares to employees upon the exercise of stock options. During the nine months ended September 30, 2004 and 2003, respectively, we issued 677,551 and 381,955 ordinary shares to employees upon the exercise of stock options.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

15. Stock option plans

     At September 30, 2004, we had four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Plans") and an equity incentive compensation plan ("the 2004 ECP").

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

     At our Annual General Meeting held on May 5, 2004, our shareholders approved the 2004 ECP. This plan allows us to grant non-statutory options and restricted stock, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the discretion of our Compensation Committee, option grants after the first year of the 2004 ECP or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in three equal installments commencing on the first anniversary of the grant date. Total options authorized under the 2004 ECP are 750,000. In addition, 1,000,000 restricted shares have been authorized under the 2004 ECP of which at least 750,000 will vest based on achievement of certain performance goals. The remaining 250,000 restricted shares may be issued without performance goals.

     Pro forma information regarding net income and earnings per share for all outstanding stock options is required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" and has been determined as if we accounted for all employee stock options under the fair value method of that Statement.

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. The Black-Scholes model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility. Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of our employee stock options.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004

15. Stock option plans (continued)

     Our pro forma information is as follows:

                                      Three months ended             Nine months ended
                                 ----------------------------  ----------------------------
                                 September 30,  September 30,  September 30,  September 30,
                                     2004           2003           2004           2003
                                 -------------  -------------  -------------  -------------
 Net income-- as reported......... $  12,806      $   1,625      $ 50,455       $ 16,740
 Stock-based employee
    compensation cost, net of
    related tax effects,
    included in the
    determination of net
    income as reported............       127             77           340            158

 Stock-based employee compensation
    cost, net of related tax
    effects, that would have
    been included in the
    determination of net income
    if the fair value based
    method had been applied to
    all awards....................      (305)          (562)       (1,028)        (1,881)
                                   ----------     ----------     ---------      ---------
 Net income-- pro forma........    $  12,628      $   1,140      $ 49,767       $ 15,017
                                   ==========     ==========     =========      =========

 Basic earnings per ordinary
    share-- as reported........    $    0.36      $    0.05      $   1.42       $   0.57
                                   ==========     ==========     =========      =========
 Basic earnings per ordinary
    share-- pro forma..........    $    0.35      $    0.03      $   1.40       $   0.52
                                   ==========     ==========     =========      =========
 Diluted earnings per ordinary
    share-- as reported........    $    0.34      $    0.05      $   1.35       $   0.55
                                   ==========     ==========     =========      =========
 Diluted earnings per ordinary
    share-- pro forma..........    $    0.34      $    0.03      $   1.34       $   0.49
                                   ==========     ==========     =========      =========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


16. Credit facilities

     During 2003, we renewed our credit facilities, which currently consist of:

     a) a credit facility totaling $50.0 million, of which $25.0 million is available on an unsecured basis and $25.0 million is available on a secured basis. The facility provides capacity for borrowings and letters of credit. The interest rates on amounts borrowed under the secured facility is LIBOR plus 50 basis points and under the unsecured facility is LIBOR plus 75 basis points. This facility was scheduled to expire in October 2004 and was extended to December 31, 2004. It is renewable upon the agreement of both parties.

     b) a secured credit facility totaling $50.0 million. This facility provides a combination of borrowings and letters of credit. Interest rates on amounts borrowed under this facility is LIBOR plus 45 basis points. This facility was scheduled to expire in September 2004 and was extended to December 1, 2004. It is renewable upon the agreement of both parties.

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At September 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $821.8 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At September 30, 2004, our net worth was $721.0 million and the ratio of debt to total capitalization was 18.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At September 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at September 30, 2004 and $31.2 million at December 31, 2003.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At September 30, 2004 and December 31, 2003, there were no borrowings under this agreement.

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

     On October 18, 2004, we announced that we had agreed to acquire the individual life reinsurance business of ING Re. We will reinsure the liabilities of all of ING Re's individual life reinsurance business through a coinsurance transaction. ING Re will transfer to us assets equal to reserves of approximately $800.0 million and will pay a ceding commission of $560.0 million. These assets will be held in trust to secure the reserve obligations of the business. Additionally, ING Re will transfer certain operating assets associated with the business. Following the acquisition, we will have approximately $1.0 trillion of face amount of life reinsurance in-force, $8.8 billion in assets, $2.1 billion in revenues and a capital base of approximately $1.3 billion.

     In addition to the assets to be transferred by ING Re, we will raise an additional $230.0 million in new capital, which will satisfy the capital requirements for the acquired business. This new capital includes $180.0 million to be provided by The Cypress Group, a private equity firm, and an additional $50.0 million of trust preferred securities.

     On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation for $151.0 million in cash, subject to certain closing adjustments. We have agreed and settled the post closing adjustment at $18.9 million. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. Scottish Re Life Corporation was a subsidiary of General Electric's Employers Reinsurance Corporation, which we call GE ERC, and was one of the companies through which GE ERC conducted life reinsurance business in the United States. Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance. GE ERC agreed to administer the business of Scottish Re Life Corporation for a fixed monthly fee for up to nine months from the date of acquisition and to assist with the transition of the business to our systems. No GE ERC employees were transferred. This transition period has now been completed. Scottish Re Life Corporation is rated "A- (excellent)" by A.M. Best Company.

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

     Our investment income includes interest earned on our fixed maturity investments and income from funds withheld at interest under modified coinsurance agreements. Under generally accepted accounting principles, because our fixed maturity investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation and depreciation on these securities is not included in investment income on our statements of income, but is included in comprehensive income as a separate component of shareholders' equity. Realized gains and losses include gains and losses on investment securities that we sell during a period and write downs of securities deemed to be other than temporarily impaired.

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

     o our ability to manage our assets and liabilities to manage investment and liquidity risk; and

     o    our ability to control expenses.

     In addition, our profits can be affected by a number of factors that are not within our control. For example, movements in interest rates can affect the volume of business that we write, the income earned from our investments, the interest we credit on interest sensitive contracts, the level of surrender activity on contracts that we reinsure, the rate at which we amortize deferred acquisition costs and the change in value of our embedded derivatives. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality, changes in regulation or tax laws, which may affect the attractiveness of our products or the costs of doing business and changes in foreign currency exchange rates.

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

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS No. 115: "Accounting for Certain Investments in Debt and Equity Securities", Emerging Issues Task Force 99-20: ("EITF 99-20") "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets" and Emerging Issues Task Force 03-1 ("EITF 03-1") "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments". Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

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

Results of Operations

Consolidated results of operations

                                      Three months ended             Nine months ended
                                 ----------------------------  ----------------------------
                                 September 30,  September 30,  September 30,  September 30,
                                     2004           2003           2004           2003
                                 -------------  -------------  -------------  -------------
Premiums earned .................  $ 148,987      $  92,741      $ 440,217      $ 252,296
Investment income, net ..........     55,519         38,133        160,439        106,272
Fee income ......................      2,545          2,932          8,686          7,303
Realized gains (losses) .........     (3,398)           744         (3,664)        (4,969)
Change in value of embedded
derivatives .....................     (5,509)             -            456              -
                                   ----------     ----------     ----------     ----------
Total revenues ..................    198,144        134,550        606,134        360,902
                                   ----------     ----------     ----------     ----------

Claims and other policy benefits     104,970         69,424        324,112        177,886
Interest credited to interest
sensitive contract liabilities ..     27,685         33,294         77,342         66,061
Acquisition costs and other
insurance expenses, net .........     40,312         27,593        113,282         76,132
Operating expenses ..............     13,214          8,753         36,969         24,767
Interest expense ................      3,352          1,869          9,126          5,533
                                   ----------     ----------     ----------     ----------
Total benefits and expenses .....    189,533        140,933        560,831        350,379
                                   ----------     ----------     ----------     ----------
Income before income taxes and
minority interest ...............      8,611         (6,383)        45,303         10,523
Income tax benefit ..............      4,212          8,165          5,507          7,999
                                   ----------     ----------     ----------     ----------
Income before minority interest .     12,823          1,782         50,810         18,522
Minority interest ...............        (17)             -           (355)             -
                                   ----------     ----------     ----------     ----------
Income from continuing operations     12,806          1,782         50,455         18,522
Loss from discontinued operations          -           (157)             -         (1,782)
                                   ----------     ----------     ----------     ----------
Net income ......................  $  12,806      $   1,625      $  50,455      $  16,740
                                   ==========     ==========     ==========     ==========


     Total revenues increased by 47% to $198.1 million in the quarter ended September 30, 2004 from $134.6 million in the same period of 2003. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and derivative instruments and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, and our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004. Growth in these areas has been offset by realized losses on investments and derivatives and the change in value of embedded derivatives. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 34% to $189.5 million in the quarter ended September 30, 2004 from $140.9 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, additional operating costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002 and additional interest expense

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004.

     Total revenues increased by 68% to $606.1 million in the nine months ended September 30, 2004 from $360.9 million in the same period of 2003. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003, our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004. Growth in this area has been offset by realized losses on investments and derivatives.

     Total benefits and expenses increased by 60% to $560.8 million in the nine months ended September 30, 2004 from $350.4 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, additional operating costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002 and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and second quarter of 2004.

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the quarter ended September 30, 2003 losses from these operations amounted to $157,000 and for the nine month period ended September 30, 2003, losses were $1.8 million. No losses were reported in 2004.

     Earnings per ordinary share

                                          Three months ended            Nine months ended
                                     ----------------------------  ----------------------------
                                     September 30,  September 30,  September 30,  September 30,
                                         2004           2003           2004           2003
                                     -------------  -------------  -------------  -------------

 Income from continuing operations   $    12,806    $     1,782    $    50,455    $    18,522
                                     ===========    ===========    ===========    ===========
 Net income.......................   $    12,806    $     1,625    $    50,455    $    16,740
                                     ===========    ===========    ===========    ===========
 Earnings per ordinary share from
 continuing operations -Basic.....   $      0.36    $      0.05    $      1.42    $      0.64
                                     ===========    ===========    ===========    ===========
 Earnings per ordinary share from
 continuing operations - Diluted..   $      0.34    $      0.05    $      1.35    $      0.60
                                     ===========    ===========    ===========    ===========
 Basic earnings per ordinary share   $      0.36    $      0.05    $      1.42    $      0.57
                                     ===========    ===========    ===========    ===========
 Diluted earnings per ordinary
 share............................   $      0.34    $      0.05    $      1.35    $      0.55
                                     ===========    ===========    ===========    ===========

 Weighted average number of
 ordinary shares outstanding:

 Basic............................    35,869,413     33,248,670     35,648,913     29,119,913
                                     ===========    ===========    ===========    ===========

 Diluted..........................    37,244,288     35,240,768     37,268,420     30,647,580
                                     ===========    ===========    ===========    ===========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Income from continuing operations for the quarter ended September 30, 2004 increased 619% to $12.8 million from $1.8 million in the same period in 2003. In the three month period ended September 30, 2003 we incurred a charge of $12.5 million to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Income from continuing operations has increased due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs and interest expense, and realized losses on our investments and derivatives and the change in value of the embedded derivative

     Diluted earnings per ordinary share amounted to $0.34 for the quarter ended September 30, 2004 and $0.05 in the same period in 2003, an increase of 580%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares outstanding, on a fully diluted basis, has increased from 35,240,768 for the three months ended September 30, 2003 to 37,244,288 for the three months ended September 30, 2004 principally as a result of the offering of 9,200,000 million shares in July 2003.

     Income from continuing operations for the nine months ended September 30, 2004 increased 172% to $50.5 million from $18.5 million in the same period in 2003. In the nine months ended September 30, 2004 we incurred a change of $12.5 million to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Income from continuing operations has increased due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs and interest expense and realized losses on our investments and derivatives.

     Diluted earnings per ordinary share amounted to $1.35 for the nine months ended September 30, 2004 and $0.55 in the same period in 2003, an increase of 145%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares outstanding, on a fully diluted basis, has increased from 30,647,580 for the nine months ended September 30, 2003 to 37,268,420 for the nine months ended September 30, 2004 principally as a result of the offering of 9,200,000 million shares in July 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Segment Operating Results

Life Reinsurance North America

                                      Three months ended             Nine months ended
                                 ----------------------------  ----------------------------
                                 September 30,  September 30,  September 30,  September 30,
                                     2004           2003           2004           2003
                                 -------------  -------------  -------------  -------------
Premiums earned ................   $ 119,468      $  62,446      $ 352,340      $ 158,471
Investment income, net .........      53,250         34,889        151,636         97,169
Fee income .....................       1,445          2,128          5,795          4,523
Realized gains (losses)  ........     (1,289)           395         (1,149)        (4,656)
Change in value of embedded ....
derivatives                           (5,509)             -            456              -
                                   ----------     ----------     ----------     ----------
Total revenues .................     167,365         99,858        509,078        255,507
                                   ----------     ----------     ----------     ----------

Claims and other policy benefits      88,070         46,559        266,147        118,785
Interest credited to interest
sensitive contract liabilities .      27,685         33,294         77,342         66,061
Acquisition costs and other
insurance expenses, net ........      35,374         21,634        100,611         55,900
Operating expenses .............       4,437          2,404         13,543          6,819
Interest expense ...............       1,266            235          2,892            712
                                   ----------     ----------     ----------     ----------
Total benefits and expenses ....     156,832        104,126        460,535        248,277
                                   ----------     ----------     ----------     ----------
Income (loss) before income taxes
and minority interest ..........   $  10,533      $  (4,268)     $  48,543      $   7,230
                                   ==========     ==========     ==========     ==========


     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. The results of Scottish Re Life Corporation, which we acquired on December 22, 2003, are included in the results of this segment for the quarter and nine months ended September 30, 2004.

     Premiums earned in our Life Reinsurance North America Segment during the quarter ended September 30, 2004 increased 91% to $119.5 million in comparison with $62.4 million in the same period in 2003. A significant portion of the increase is due to the acquisition of Scottish Re Life Corporation, which contributed $29.8 million in earned premiums for the quarter. The increase is also due to increases in the amounts of life insurance in-force on existing business and on new business written during the year. As of September 30, 2004, we had approximately $307.4 billion of life reinsurance in force covering 7.5 million lives with an average benefit per life of $41,000 in our North American operations. As of September 30, 2003, we had approximately $105.2 billion of life reinsurance in force in our Life Reinsurance North America Segment covering
2.0 million lives with an average benefit per life of $53,000.

     Net investment income increased 53% to $53.3 million for the quarter ended September 30, 2004 from $34.9 million for the same period in the prior year. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2003 and 2004. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America Segment and our HyCU and trust preferred securities offerings in the fourth quarter of 2003 and the second quarter of 2004. Total invested assets in this segment have increased from $3.1 billion at September 30, 2003 to $4.4 billion at September 30, 2004.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     On the portfolio managed by our external investment managers the yields on fixed rate assets were 5.1% and 5.3% at September 30, 2004 and 2003, respectively. The reduction in yield was due primarily to the lower market yields at which new cash flows were invested and proceeds of maturities and sales were reinvested. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets decreased to 3.0% as at September 30, 2004 from 3.1% as at September 30, 2003, and the yield on our cash and cash equivalents decreased to 1.3% as at September 30, 2004 from 1.6% as at September 30, 2003. The volume of floating rate assets increased during 2003 as a result of our investing the proceeds of floating rate funding agreements to earn a spread over the cost of funds.

     On October 1 2003, we implemented the requirements of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance funds withheld reinsurance agreements in which interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contracts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. The change in value of the derivative, net of related deferred amortization costs, during the quarter ended September 30, 2004 amounted to a loss of $5.5 million. This change in value has arisen principally because of decreases in risk free interest rates.

     Claims and other policy benefits increased by 89% to $88.1 million for the quarter ended September 30, 2004 from $46.6 million in the same quarter in 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

     Our targeted maximum corporate retention in our Life Reinsurance North America Segment on any one life is $1.0 million; however, we currently retrocede any liability in excess of $500,000. We have also arranged catastrophe cover, which provides reinsurance for losses of approximately $29.3 million in excess of $750,000. This catastrophe cover provides protection for terrorism, nuclear, biological and chemical risks.

     For the quarter ended September 30, 2004, interest credited to interest sensitive contract liabilities decreased 17% to $27.7 million from $33.3 million in the same period in 2003. During the quarter ended September 30, 2003 we incurred a $12.5 million charge due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Excluding this charge, interest credited in the 2004 third quarter increased by 39% in comparison with the three months ended September 30, 2003. Interest credited includes interest in respect of funding agreements. The amounts due on secured funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $500.5 million at September 30, 2004 in comparison with $170.1 million at September 30, 2003. The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.1 billion at September 30, 2004 in comparison with $2.1 billion at September 30, 2003.

     During the quarter ended September 30, 2004, acquisition costs and other insurance expenses increased by 64% to $35.4 million from $21.6 million in the same quarter in 2003. The increase was a result of the acquisition of Scottish Re Life Corporation and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. The costs of the structured finance facility described below are included in acquisition costs and other insurance expenses.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The components of these expenses are as follows:

                                                       Three Months Ended
                                                         September 30,
                                                       ------------------
                                                        2004       2003
                                                        ----       ----
                                                     (dollars in thousands)

     Commissions, excise taxes and other insurance
     expenses.......................................   $57,556    45,891
     Deferral of expenses...........................   (39,860)  (38,280)
                                                       --------  --------
                                                        17,696     7,611
     Amortization-- Present value of in-force business     343         -
     Amortization-- Deferred acquisition costs......    17,335    14,023
                                                       --------  --------
     Total..........................................   $35,374   $21,634
                                                       ========  ========

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

     Operating expenses have increased by 85% to $4.4 million in the quarter ended September 30, 2004 from $2.4 million in the same quarter in 2003. The increase is primarily the result of the acquisition of Scottish Re Life Corporation and additional personnel costs incurred as we continue to grow our business. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $750,000. Total employees in this segment have grown from 62 at September 30, 2003 to 80 at September 30, 2004.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $1.3 million in the quarter ended September 30, 2004 from $0.2 million for the same quarter in 2003, results from the issuance of an additional $62.0 million of these securities in October 2003, November 2003, and May 2004.

     Premiums earned in our Life Reinsurance North America Segment during the nine months ended September 30, 2004 increased 122% to $352.3 million in comparison with $158.5 million in the same period in 2003. A significant portion of the increase is due to the acquisition of Scottish Re Life Corporation, which contributed $107.6 million in earned premiums. The remaining increase is due to the increase in the number of client ceding companies and the increase in business from these clients in our Life Reinsurance North America Segment. As of September 30, 2004, we had approximately $307.4 billion life reinsurance in force covering 7.5 million lives with an average benefit per life of $41,000 in our Life Reinsurance North America Segment. As of September 30, 2003, we had approximately $105.2 billion of life reinsurance in force in our Life Reinsurance North America Segment covering 2.0 million lives with an average benefit per life of $53,000.

     Net investment income increased by 56% to $151.6 million for the nine months ended September 30, 2004 from $97.2 million for the prior year period. The increase is due to the growth in our average invested assets offset in part by decreases in realized yields during 2003 and 2004.

     The change in value of derivatives, net of related deferred amortization costs, during the nine months ended September 30, 2004 amounted to a gain of $0.4 million. This change in value arose principally because of an increase in risk free interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     Claims and other policy benefits increased by 124% to $266.1 million during the nine months ended September 30, 2004 from $118.8 million in the same period in 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from period to period.

     For the nine months ended September 30, 2004, interest credited to interest sensitive contract liabilities increased by 17% to $77.3 million from $66.1 million in the same period in 2003. During the nine months ended September 30, 2003 we incurred $12.5 million due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Excluding this charge interest credited increased by 46% in comparison with the nine months ended September 30, 2003. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $500.5 million at September 30, 2004 in comparison with $170.1 million at September 30, 2003. The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.1 billion at September 30, 2004 in comparison with $2.1 billion at September 30, 2003.

     During the nine months ended September 30, 2004 acquisition costs and other insurance expenses increased by 80% to $100.6 million from $55.9 million in the same period in 2003. The increase was a result of the acquisition of Scottish Re Life Corporation and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. The costs of the structured finance facility described below are included in acquisition costs and other insurance expenses.

     The components of these expenses are as follows:

                                                       Nine Months Ended
                                                         September 30,
                                                       -----------------
                                                        2004       2003
                                                       -----------------
                                                     (dollars in thousands)

   Commissions, excise taxes and other insurance
   expenses.......................................    $202,205   $130,890
   Deferral of expenses...........................    (157,807)  (110,248)
                                                      ---------  ---------
                                                        44,398     20,642
   Amortization-- Present value of in-force business     2,536          -
   Amortization-- Deferred acquisition costs......      53,677     35,258
                                                      ---------  ---------
   Total..........................................    $100,611   $ 55,900
                                                      =========  =========

     Operating expenses increased by 99% to $13.5 million during the nine months ended September 30, 2004 from $6.8 million in the same period in 2003. The increase is primarily the result of the acquisition of Scottish Re Life Corporation and additional personnel costs incurred as we continue to grow our business. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $2.4 million. Total employees in this segment have grown from 62 at September 30, 2003 to 80 at September 30, 2004.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $2.9 for the nine months ended September 30, 2004 from $0.7 million in the same period in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

2003, results from the issuance of an additional $62.0 million of these securities in October 2003, November 2003, and May 2004.

 Life Reinsurance International

                                      Three months ended             Nine months ended
                                 ----------------------------  ----------------------------
                                 September 30,  September 30,  September 30,  September 30,
                                     2004           2003           2004           2003
                                 -------------  -------------  -------------  -------------
 Premiums earned ..................$ 29,519       $ 30,295       $ 87,877       $ 93,825
 Investment income, net ...........   2,105          1,860          7,828          5,604
 Realized gains (losses) ..........      67            (89)          (273)          (962)
                                   --------       --------       --------       --------
 Total revenues ...................  31,691         32,066         95,432         98,467
                                   --------       --------       --------       --------

 Claims and other policy benefits..  16,900         22,865        57,965         59,101
 Acquisition costs and other
 insurance expenses, net ..........   4,488          5,355         10,982         18,576
 Operating expenses ...............   4,941          3,584         13,107          9,425
                                   --------       --------       --------       --------
 Total benefits and expenses ......  26,329         31,804         82,054         87,102
                                   --------       --------       --------       --------
 Income before income taxes and
 minority interest ................$  5,362       $    262       $ 13,378       $ 11,365
                                   ========       ========       ========       ========

     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance.

     Premiums earned in our Life Reinsurance International Segment during the quarter ended September 30, 2004 decreased 3% to $29.5 million in comparison with $30.3 million in the same period in 2003. Premiums earned from a portfolio acquired in 2002 were $2.1 million lower in the quarter ended September 30, 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium increased by 3% in the quarter ended September 30, 2004 to $17.1 million in comparison with $16.7 million in the same period in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, increased 11% from $7.6 million to $8.5 million. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned. During the year to date we have decided not to renew certain contracts, which do not meet our required return thresholds.

     Investment income for the quarter ended September 30, 2004 has increased to $2.1 million compared to $1.9 million for the same period in 2003. The increase is due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment decreased to $16.9 million in the quarter ended September 30, 2004 from $22.9 million in the same quarter in 2003. Claims from a portfolio acquired in 2002 were $1.6 million lower in the quarter ended September 30, 2004 compared to the same quarter in the prior year due to the run off nature of the portfolio. Claims in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the current quarter, compared to the same quarter in 2003, have been impacted by the introduction of the estimates process described above.

     During the quarter ended September 30, 2004, acquisition costs and other insurance expenses decreased by $0.9 million or 16% to $4.5 million from $5.4 million in the same period in 2003. Acquisition costs have also been impacted by the estimate process described above.

     Operating expenses have increased by 36% for the quarter ended September 30, 2004 to $4.9 million from $3.6 million in the prior year period. The increase is principally related to personnel costs. Additional resources have been added as we continue to grow our business. Additional costs have been incurred due to the amortization of a new administration system. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling.

     Premiums earned in our Life Reinsurance International Segment during the nine months ended September 30, 2004 decreased 6% to $87.9 million in comparison with $93.8 million in the same period in 2003. Premiums earned from a portfolio acquired late in 2002 were $5.0 million lower in the first nine months of 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 6% in the nine months ended September 30, 2004 to $47.8 million in comparison with $50.9 million in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, grew 9% from $23.3 million to $25.5 million due to more contracts being in force in 2004 compared to 2003. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned.

     Investment income during the nine months ended September 30, 2004 has increased to $7.8 million compared to $5.6 million for the same period in 2003. The agreements for the acquisition of a portfolio of business completed late in 2002 included conditions for recapture of certain business by the ceding company. This recapture has now been completed and has resulted in additional investment income of $1.1 million in the nine month period ended September 30, 2004. The remainder of the increase is due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment decreased by 2% to $58.0 million in the nine months ended September 30, 2004 from $59.1 million in the same period in 2003. Claims in the current nine month period, compared to the same period in 2003, have been impacted by the introduction of the estimates process described above. During the current nine month period we have recognized claims and other policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition described above. In addition during the period we incurred $1.0 million in respect of a claim from our stop loss business. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

     During the nine months ended September 30, 2004 acquisition costs and other insurance expenses decreased by $5.6 million or 49% to $11.0 million from $18.6 million in the same period in 2003. Acquisition costs for a portfolio acquired in late 2002 are $2.0 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $1.9 million lower in the nine month period of 2004 compared to the same period of 2003 primarily due to the sale of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

the unit linked business in the second quarter of 2003. In the current year we recognized a commission due of $1.8 million arising from a run off book of business.

     Operating expenses have increased by 39% to $13.1 million for the nine months ended September 30, 2004 from $9.4 million in the prior year period. The increase is principally related to personnel costs. Additional resources have been added as we continue to grow our business. The increased personnel costs include costs for recruitment expenses. Other expense increases compared to 2003 include office costs due to the move to larger offices in the second quarter of 2003 and amortization of the costs of a new administration system. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling.

Other

                                      Three months ended             Nine months ended
                                 ----------------------------  ----------------------------
                                 September 30,  September 30,  September 30,  September 30,
                                     2004           2003           2004           2003
                                 -------------  -------------  -------------  -------------
Investment income, net ..........  $    164       $  1,384       $    975       $  3,499
Fee income ......................     1,100            804          2,891          2,780
Realized gains (losses)  ........    (2,176)           438         (2,242)           649
                                   ---------      ---------      ---------      ---------
Total revenues ..................      (912)         2,626          1,624          6,928
                                   ---------      ---------      ---------      ---------

Acquisition costs and other
insurance expenses, net .........       450            604          1,689          1,656
Operating expenses ..............     3,836          2,765         10,319          8,523
Interest expense ................     2,086          1,634          6,234          4,821
                                   ---------      ---------      ---------      ---------
Total benefits and expenses .....     6,372          5,003         18,242         15,000
                                   ---------      ---------      ---------      ---------
Loss before income taxes and
minority interest ...............  $ (7,284)      $ (2,377)      $(16,618)      $ (8,072)
                                   =========      =========      =========      =========

     The Other Segment comprises revenues and expenses not included elsewhere and includes corporate overhead. As previously discussed our Wealth Management operations, which were previously designated as a separate segment, are now included in the Other Segment.

     Investment income arises in the Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income in the three months and nine months ended September 30, 2004 has decreased due to the additional deployment of capital to our operating subsidiaries. Fee income and acquisition expenses arise from our Wealth Management operations. Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our board of directors and legal and professional fees including those in respect of corporate governance legislation. Operating expenses have increased by 40% to $3.8 million for the quarter ended September 30, 2004 and 21% to $10.3 million for the nine months ended September 30, 2004. These increases relate primarily to increased personnel costs and the costs of corporate governance initiatives, including the Sarbanes Oxley Act of 2002.

     For the quarter ended September 30, 2004, interest expense has increased by 28% to $2.1 million from $1.6 million for the same period in 2003 as a result of the HyCU issuance in December 2003. For the nine months ended September 30, 2004, interest expense has increased by 29% to $6.2 million from $4.8 million for the same period in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Realized gains (losses)

     During the quarter ended September 30, 2004, realized losses amounted to $3.4 million in comparison with a gain of $0.7 million in the same period in 2003.

     Included in realized losses for the current quarter is $2.2 million resulting from the mark to market of an interest rate swap contract. We entered into this contract in relation to certain of our investment assets not supporting reinsurance liabilities. This derivative has not been designated as a hedge and accordingly changes in the fair value are recorded in the determination of net income. During the quarter ended September 30, 2004, we recognized losses of $1.2 million in respect of impairments on the portfolio controlled by us.

     During the nine months ended September 30, 2004, realized losses amounted to $3.7 million in comparison with realized losses of $5.0 million in the same period in 2003. Included in realized losses is $2.2 million resulting from the mark to market of an interest rate swap as described above. During the nine months ended September 30, 2004, we recognized losses of $3.2 million in respect of impairments on the portfolio controlled by us. These losses were offset by net realized gains on the portfolio.

     The losses in the nine months ended September 30, 2003 consist of investment losses on unit linked securities of $1.0 million, impairments of $5.7 million on the portfolio controlled by us and impairment losses of $1.1 million on contracts written under modified coinsurance agreements. These losses were partially offset by net realized gains on the sales of fixed maturity investments.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended September 30, 2004 and 2003.

                           Three months ended September 30, 2004
                           -------------------------------------
                     Credit Concern        Other            Total
                     --------------        -----            -----
Days                Proceeds  Loss   Proceeds    Loss   Proceeds  Loss
                    --------  ----   --------    ----   --------  ----
                                   (dollars in thousands)

0-90............     $  250  $ (84)   $9,556  $ (377)   $9,806  $(461)
91-180..........        105    (45)    3,796     (57)    3,901   (102)
181-270.........          -      -         -       -        -       -
271-360.........          -      -       187     (15)      187    (15)
Greater than 360          -      -       388     (33)      388    (33)
                       ----  ------  -------  -------  -------  ------
Total...........       $355  $(129)  $13,927  $ (482)  $14,282  $(611)
                       ====  ======  =======  =======  =======  ======


                           Three months ended September 30, 2003
                           -------------------------------------
                     Credit Concern        Other            Total
                     --------------        -----            -----
Days                Proceeds  Loss   Proceeds    Loss   Proceeds  Loss
                    --------  ----   --------    ----   --------  ----
                                   (dollars in thousands)

0-90............     $    -  $   -   $17,657  $ (180)  $17,657  $  (180)
91-180..........        100    (83)    2,108     (10)    2,208      (93)
181-270.........          -      -       279      (2)      279       (2)
271-360.........          -      -       479     (55)      479      (55)
Greater than 360      1,577   (765)    1,380    (116)    2,957     (881)
                     ------  ------  -------  -------  -------  --------
Total...........     $1,677  $(848)  $21,903  $ (363)  $23,580  $(1,211)
                     ======  ======  =======  =======  =======  ========


                            Nine months ended September 30, 2004
                           -------------------------------------
                     Credit Concern        Other            Total
                     --------------        -----            -----
Days                Proceeds  Loss   Proceeds    Loss   Proceeds  Loss
                    --------  ----   --------    ----   --------  ----
                                   (dollars in thousands)

0-90............  $   250  $ (84)  $112,405  $(2,596) $112,655  $(2,680)
91-180..........    1,909   (136)    29,426     (311)   31,335     (447)
181-270.........    3,216   (106)       494      (15)    3,710     (121)
271-360.........        -      -      2,374      (41)    2,374      (41)
Greater than 360    5,060   (548)       388      (33)    5,448     (581)
                  -------  ------  --------  -------- --------  --------
Total...........  $10,435  $(874)  $145,087  $(2,996) $155,522  $(3,870)
                  =======  ======  ========  ======== ========  ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                            Nine months ended September 30, 2003
                           -------------------------------------
                     Credit Concern        Other            Total
                     --------------        -----            -----
Days                Proceeds  Loss   Proceeds    Loss   Proceeds  Loss
                    --------  ----   --------    ----   --------  ----
                                   (dollars in thousands)

0-90............  $     -   $     -   $ 20,133  $ (183)  $ 20,133  $  (183)
91-180..........     3,529     (295)     2,108     (10)     5,637     (305)
181-270.........     1,200     (241)       279      (2)     1,479     (243)
271-360.........         -        -        479     (55)       479      (55)
Greater than 360     3,051     (778)     1,380    (116)     4,431     (894)
                  --------  --------  --------  -------  --------  --------
Total...........  $  7,780  $(1,314)  $ 24,379  $ (366)  $ 32,159  $(1,680)
                  ========  ========  ========  =======  ========  ========

Financial Condition

Investments

     At September 30, 2004, the portfolio controlled by us consisted of $3.1 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $285.5 million represent investments in private securities. Of the total portfolio controlled by us, $2.9 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $153.5 million represented other cash balances. At December 31, 2003, the portfolio controlled by us consisted of $2.4 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $175.2 million represented investments in private securities. Of the total portfolio, $2.1 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $262.7 million represented other cash balances.

     At September 30, 2004, the average Standard & Poor's rating of that portfolio was "AA-", the average effective duration was 3.3 years and the average book yield was 4.3% as compared with an average rating of "AA-", an average effective duration 3.9 years and an average book yield of 4.5% at December 31, 2003. At September 30, 2004, the unrealized appreciation on investments, net of tax, was $23.6 million as compared with unrealized appreciation on investments, net of tax, of $16.8 million at December 31, 2003. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     In the table below are the total returns earned by our portfolio for the three months ended September 30, 2004, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed with General Re New England Asset Management ("NEAM"), an external investment manager, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                          September 30, 2004
                                                          ------------------
            Portfolio performance.......................          2.1%
            Customized index............................          2.6%
            Lehman Brothers Global Bond Index...........          3.4%
            S&P 500.....................................         (1.9)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.


                                         September 30, 2004 December 31, 2003
                                         ------------------ -----------------
      Ratings                            $ in               $ in
                                         millions     %     millions     %
                                         --------     -     --------     -

      AAA............................... $1,109.2    36.0%  $  785.4    32.7%
      AA................................    395.5     12.9     298.4     12.4
      A.................................    962.3     31.3     762.7     31.7
      BBB...............................    580.3     18.9     540.8     22.5
      BB or below.......................     28.8      0.9      16.6      0.7
                                         --------   ------  --------   ------
      Total............................. $3,076.1   100.0%  $2,403.9   100.0%
                                         ========   ======  ========   ======

     The following table illustrates the investment portfolio (market value) sector exposure.

                                         September 30, 2004 December 31, 2003
                                         ------------------ -----------------
      Sector                             $ in               $ in
                                         millions     %     millions     %
                                         --------     -     --------     -
      U.S. Treasury securities and
         U.S. government agency
         obligations..................   $   45.4     1.4%  $   74.6     3.1%
      Corporate securities............    1,106.5     36.0   1,119.6     46.6
      Municipal bonds.................       14.9      0.5       1.8      0.1
      Mortgage and asset backed           1,630.7     53.0
         securities...................                         818.7     34.0
      Preferred stock.................      125.1      4.1     126.5      5.3
                                         --------   ------  --------   ------
                                          2,922.6     95.0   2,141.2     89.1
      Cash............................      153.5      5.0     262.7     10.9
                                         --------   ------  --------   ------
      Total...........................   $3,076.1   100.0%  $2,403.9   100.0%
                                         ========   ======  ========   ======

     The data in the tables above exclude other investments and assets held by ceding insurers under modified coinsurance agreements.

     At September 30, 2004, our fixed income portfolio had 1,678 positions and $14.0 million of gross unrealized losses. No single position had an unrealized loss greater than $2.2 million. There were $45.5 million of unrealized gains on the remainder of the portfolio. There were 38 private securities in an unrealized loss position totaling $0.5 million. At December 31, 2003, our fixed income portfolio had 1,375 positions and $14.6 million of gross unrealized losses. No single position had an unrealized loss greater than $1.6 million. There were $37.0 million of unrealized gains on the remainder of the portfolio. There were 34 private securities in an unrealized loss position totaling $0.8 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The composition by category of securities that have an unrealized loss at September 30, 2004 and December 31, 2003 are presented in the tables below.

                                                 September 30, 2004
                                                 ------------------
                                       Estimated            Unrealized
                                       Fair Value     %        Loss      %
                                       ----------     -        ----      -
                                                Dollars in thousands

Corporate securities................. $  258,826     27.1%   $(2,815)   20.1%
Other structured securities..........    395,848     41.4     (7,871)   56.3
Collateralized mortgage obligations..    163,650     17.1     (1,458)   10.4
Preferred stock......................     42,979      4.5       (902)    6.5
Mortgage backed securities...........     67,434      7.1       (755)    5.4
Governments..........................     20,037      2.1        (76)    0.6
Municipal bonds......................      6,858      0.7        (96)    0.7
                                      ----------    ------  ---------  ------
Total................................ $  955,632    100.0%  $(13,973)  100.0%
                                      ==========    ======  =========  ======

                                                   December 31, 2003
                                                   -----------------
                                       Estimated            Unrealized
                                       Fair Value     %        Loss        %
                                       ----------     -        ----        -
                                                 Dollars in thousands

Corporate securities............       $223,555      41.4%  $ (3,823)     26.2%
Other structured securities.....        154,065      28.5     (8,943)     61.3
Collateralized mortgage
obligations                              95,455      17.7       (863)      5.9
Governments.....................         25,838       4.8       (400)      2.7
Preferred stock.................         21,303       3.9       (299)      2.1
Mortgage backed securities......         19,900       3.7       (255)      1.8
                                       --------     ------  ---------    ------
Total...........................       $540,116     100.0%  $(14,583)    100.0%
                                       ========     ======  =========    ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                         September 30, 2004
                                         ------------------
                                          Estimated           Unrealized
     Days             Book Value     %    Fair Value     %       Loss       %
     ----             ----------     -    ----------     -       ----       -
                                        Dollars in thousands

     0-90............   $358,312    37.0%   $356,296    37.3%   $(2,016)   14.4%
     91-180..........    375,674    38.7     372,314    39.0     (3,360)   24.0
     181-270.........    129,258    13.3     124,664    13.0     (4,594)   32.9
     271-360.........     19,880     2.1      19,625     2.1       (255)    1.8
     Greater than 360     86,481     8.9      82,733     8.6     (3,748)   26.9
                        --------   ------   --------   ------  ---------  ------
     Total...........   $969,605   100.0%   $955,632   100.0%  $(13,973)  100.0%
                        ========   ======   ========   ======  =========  ======

                                         December 31, 2003
                                         -----------------
                                          Estimated           Unrealized
     Days             Book Value     %    Fair Value     %       Loss       %
     ----             ----------     -    ----------     -       ----       -
                                        Dollars in thousands

     0-90............   $308,267    55.6%   $304,511    56.4%  $ (3,756)   25.8%
     91-180..........    115,702    20.9     113,405    21.0     (2,297)   15.8
     181-270.........     56,362    10.1      55,243    10.2     (1,119)    7.7
     271-360.........     13,486     2.4      13,064     2.4       (422)    2.9
     Greater than 360     60,882    11.0      53,893    10.0     (6,989)   47.8
                        --------   ------   --------   ------  ---------  ------
     Total...........   $554,699   100.0%   $540,116   100.0%  $(14,583)  100.0%
                        ========   ======   ========   ======  =========  ======

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $2.4 million at September 30, 2004 and $2.0 million at December 31, 2003. Unrealized losses on non-investment grade securities amounted to $1.8 million and $3.0 million at September 30, 2004 and December 31, 2003, respectively. Of these amounts, non-investment grade securities with unrealized losses of $1.2 million at September 30, 2004 and $1.8 million at December 31, 2003 had been in an unrealized loss position for a period greater than one year, of which $1.2 million at September 30, 2004 and $0.9 million at December 31, 2003 had been in an unrealized loss position for periods greater than 2 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following tables illustrate the industry analysis of the unrealized losses at September 30, 2004 and December 31, 2003.

                                          September 30, 2004
                                          ------------------
                        Amortized          Estimated          Unrealized
                          Cost       %    Fair Value     %       Loss       %
                          ----       -    ----------     -       ----       -
 Industry                                Dollars in thousands
 Mortgage and asset
   backed securities.  $  637,016   65.7%  $ 626,932    65.6%  $(10,084)   72.2%
 Banking.............      70,539    7.3      69,671     7.3       (868)    6.2
 Communications......      29,004    3.0      28,547     3.0       (457)    3.3
 Financial other ....      26,395    2.7      26,003     2.7       (392)    2.8
 Electric............      22,315    2.3      22,191     2.3       (124)    0.9
 Brokerage...........      21,964    2.3      21,789     2.3       (175)    1.3
 Supranationals......      18,495    1.9      18,251     1.9       (244)    1.7
 Other...............     143,877   14.8     142,248    14.9     (1,629)   11.6
                       ----------  ------  ---------   ------  ---------  ------
 Total...............  $  969,605  100.0%  $ 955,632   100.0%  $(13,973)  100.0%
                       ==========  ======  =========   ======  =========  ======

                                             December 31, 2003
                                             -----------------
                        Amortized          Estimated          Unrealized
                          Cost       %    Fair Value    %        Loss       %
                          ----       -    ----------    -        ----       -
 Industry                                Dollars in thousands
 Mortgage and asset
   backed securities.  $  279,481   50.4%  $ 269,420   49.9%  $ (10,061)   69.0%
 Banking.............      38,738    7.0      38,201    7.1        (537)    3.7
 Consumer                  23,009    4.1      22,632    4.2        (377)    2.6
   non-cyclical......
 Communications......      27,401    4.9      27,055    5.0        (346)    2.4
 Financial companies.      21,900    3.9      21,539    4.0        (361)    2.5
 Insurance...........      17,467    3.1      17,289    3.2        (178)    1.2
 Transportation......       7,382    1.3       6,534    1.2        (848)    5.8
 Other...............     139,321   25.3     137,446   25.4      (1,875)   12.8
                       ----------  ------  ---------  ------  ----------  ------
 Total...............  $  554,699  100.0%  $ 540,116  100.0%  $ (14,583)  100.0%
                       ==========  ======  =========  ======  ==========  ======

     The expected maturity dates of securities that have an unrealized loss at September 30, 2004 and December 31, 2003 are presented in the table below.

                                             September 30, 2004
                                             ------------------
                            Amortized        Estimated         Unrealized
Maturity                      Cost     %    Fair Value    %      Loss       %
--------                      ----     -    ----------    -      ----       -
                                           Dollars in thousands

Due in one year or less.  $ 113,510   11.7%  $ 111,714   11.7%  $ (1,796)  12.9%
Due in one through five     510,782   52.7     506,167   53.0     (4,615)  33.0
years...................
Due in five through ten     253,898   26.2     247,928   25.9     (5,970)  42.7
years...................
Due after ten years.....     91,415    9.4      89,823    9.4     (1,592)  11.4
                          ---------  ------  ---------  ------  --------- ------
Total...................  $ 969,605  100.0%  $ 955,632  100.0%  $(13,973) 100.0%
                          =========  ======  =========  ======  ========= ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                             December 31, 2003
                                             -----------------
                                            Estimated          Unrealized
   Maturity               Book Value   %    Fair Value    %       Loss      %
   --------               ----------   -    ----------    -       ----      -
                                           Dollars in thousands
Due in one year or less.  $  57,518   10.4%  $  57,129   10.6%  $   (389)   2.7%
Due in one through five     220,835   39.8     214,836   39.8     (5,999)  41.1
years...................
Due in five through ten     232,231   41.9     225,844   41.8     (6,387)  43.8
years...................
Due after ten years.....     44,115    7.9      42,307    7.8     (1,808)  12.4
                          ---------  ------  ---------  ------  --------- ------
Total...................  $ 554,699  100.0%  $ 540,116  100.0%  $(14,583) 100.0%
                          =========  ======  =========  ======  ========= ======

     At September 30, 2004, there were 599 securities with unrealized loss positions with no security having an unrealized loss greater than $2.2 million. At December 31, 2003, there were 409 securities with unrealized loss positions with 2 securities having an unrealized loss greater than $1.0 million. These were securitized assets, were tested for impairment and satisfied the impairment tests at December 31, 2003. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

     At September 30, 2004, there were five securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $4.1 million and the largest unrealized loss position was $2.2 million. At December 31, 2003 there were 12 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.2 million and the largest unrealized loss position was $1.6 million.

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

     At September 30, 2004 and December 31, 2003, funds withheld at interest were in respect of six fixed annuity reinsurance contracts with three ceding companies. At both September 30, 2004 and December 31, 2003, we had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion (86)% of the funds withheld balances. The other contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company, which are included in interest sensitive contract liabilities, with the amounts owed to us by the ceding company. Interest sensitive contract liabilities relating to these fixed annuity reinsurance contracts amounted to $1.8 billion and $1.7 billion at September 30, 2004 and December 31, 2003, respectively.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     At September 30, 2004, funds withheld at interest totaled $1.5 billion with an average rating of "A-", an average effective duration of 4.8 years and an average book yield of 6.2% as compared with an average rating of "A-", an average effective duration of 5.1 years and an average book yield of 6.3% at December 31, 2003. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.5 billion and $1.6 billion at September 30, 2004 and at December 31, 2003, respectively.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                     September 30, 2004     December 31, 2003
       Ratings                      $ in millions    %     $ in millions   %
       -------                      -------------    -     -------------   -
       AAA......................... $     223.2    14.5%   $   216.6    13.9%
       AA..........................        72.6     4.7         76.9     4.9
       A...........................       517.9    33.7        528.6    34.0
       BBB.........................       527.9    34.4        537.6    34.6
       BB or below.................        64.0     4.2         66.0     4.3
                                    -----------   ------   ---------   ------
                                        1,405.6    91.5      1,425.7    91.7
       Commercial mortgage loans...       130.3     8.5        129.4     8.3
                                    -----------   ------   ---------   ------
       Total....................... $   1,535.9   100.0%   $ 1,555.1   100.0%
                                    ===========   ======   =========   ======

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                     September 30, 2004     December 31, 2003
       Sector                       $ in millions    %     $ in millions   %
       ------                       -------------    -     -------------   -
       U.S. Treasury securities
         and U.S. government
         agency obligations.....    $      35.2     2.3%   $    32.0     2.1%
       Corporate securities.....        1,021.1    66.5      1,041.2    67.0
       Municipal bonds..........           24.5     1.6         23.1     1.5
       Mortgage and asset
         backed securities......          320.2    20.8        329.4    21.1
       Commercial mortgage loans          130.3     8.5        129.4     8.3
       Cash                                 4.6     0.3            -       -
                                    -----------   ------   ---------   ------
       Total....................... $   1,535.9   100.0%   $ 1,555.1   100.0%
                                    ===========   ======   =========   ======

Liquidity and Capital Resources

Cash flow

     Cash used in operating activities amounted to $18.4 million in the first nine months of 2004 in comparison with a cash source of $62.4 million provided by operating activities in the same period of 2003. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The decrease in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

operating cash flow is partly attributable to settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition in December 2003. This outflow is not expected to recur. When adjusted for this payment, cash inflows from operations in the first nine months of 2004 were $4.6 million compared to inflows $62.4 in the same period of 2003. This decrease is due to the timing of receipt of reinsurance receivables and settlement of reinsurance payables. During the nine month period ending September 30, 2004 we settled reinsurance payables outstanding at December 30, 2003. Reinsurance receivables have increased due to the recently completed negotiation of a contract.

     We believe cash flows from operations will be positive over time. However, they may be positive or negative in any one period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business, the level of renewal premiums earned in the period and the timing of receipt of reinsurance receivables and settlement of reinsurance payables. To address the risk that operating cash flows may not be sufficient in any given period we maintain a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and can be sold to meet obligations if necessary.

Capital and collateral

     At September 30, 2004, total capitalization was $1.1 billion compared to $964.3 million at December 31, 2003. Total capitalization is analyzed as follows:

                                             September 30,     December 31,
                                                 2004             2003
                                             -------------     ------------
                                                 (dollars in thousands)
       Shareholders' equity............. $       720,990    $     659,844
       Mezzanine equity.................         142,296          141,928
       Long-term debt...................         194,500          162,500
                                         ---------------    -------------
       Total                             $     1,057,786    $     964,272
                                         ===============    =============

     The increase in capitalization is due to the net income for the nine months ended September 30, 2004 of $50.5 million, the issuance of trust preferred debt of $32.0 million, the issuance of share capital to employees on the exercise of options of $7.3 million and an increase in other comprehensive income of $8.6 million offset by dividends paid of $5.3 million. Other comprehensive income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of September 30, 2004.

     In February 2004, we filed a registration statement with the Securities and Exchange Commission utilizing a "shelf" registration process relating to a number of different types of debt and equity securities. This shelf enables us to sell from time to time securities described in the registration statement up to a total of $750.0 million.

     As discussed previously, we expect to raise an additional $230.0 million in new capital to satisfy the capital requirements of our proposed acquisition of the individual life business of ING Re. This capital includes $180.0 million to be provided by The Cypress Group, a private equity firm, and an additional $50.0 million of trust preferred securities.

     During the nine months ended September 30, 2004, we paid dividends totaling $5.3 million or $0.15 per share. On November 5, 2004, we declared a dividend of $0.05 per share to be paid on December 2, 2004.

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

     During 2003, we renewed our credit facilities, which currently consist of:

          a) a credit facility totaling $50.0 million, of which $25.0 million is available on an unsecured basis and $25.0 million is available on a secured basis. The facility provides capacity for borrowings and letters of credit. The interest rates on amounts borrowed under the secured facility is LIBOR plus 50 basis points and under the unsecured facility is LIBOR plus 75 basis points. This facility was scheduled to expire in October 2004 and was extended to December 31, 2004. It is renewable upon the agreement of both parties.

          b) a secured credit facility totaling $50.0 million. This facility provides a combination of borrowings and letters of credit. Interest rates on amounts borrowed under this facility is LIBOR plus 45 basis points. This facility was scheduled to expire in September 2004 and was extended to December 1, 2004. It is renewable upon the agreement of both parties.

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At September 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $821.8 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At September 30, 2004, our net worth was $721.0 million and the ratio of debt to total capitalization was 18.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At September 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at September 30, 2004 and $31.2 million at December 31, 2003.

     We are currently in process of arranging a $150.0 million 364 day unsecured credit facility, which is expected to be completed by December 31, 2004.

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

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 50 states including the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would be otherwise unavailable or would be available only on significantly less attractive terms.

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

     Effective December 31, 2003, we adopted the disclosure requirements EITF 03-1. This EITF provides guidance on disclosures for other than temporary impairments of debt and marketable equity investments that have been accounted for under SFAS No. 115 "Accounting for Certain Investments in Debt and Equity Securities". During the quarter ended September 30, 2004, the effective date of the application of EITF 03-01 for debt securities that are impaired because of interest rate and/or sector spread increases was delayed pending issuance of further guidance.

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in the consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or
(3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary. We are the primary beneficiary of the structured finance facility discussed in note 12 and thus have consolidated the variable interest entity in accordance with FIN 46.

     During the quarter ended September 30, 2004, EITF 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share" was issued. EITF 04-8 requires that certain instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share calculations regardless of whether the contingency has been met. Our 4.5% senior convertible notes are convertible on the basis of a market price trigger. On October 26, 2004 we amended the terms of these notes so that we are required to settle the principal amount of $115.0 million in cash on conversion or repurchase.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

As a result we shall continue to apply the treasury stock method in calculating diluted earnings per share for amounts in excess of the principal of $115.0 million.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K. That information is hereby supplemented as follows:

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

     We mitigate both components of risk through asset-liability management, including the technique of simulating future results under a variety of interest rate scenarios and modifying the investment and hedging strategy to mitigate downside risk to earnings. Our investment portfolio is composed of fixed-maturity bond investments, of which the majority are at fixed interest rates. For fixed-rate investments backing reinsurance liabilities, the maturity structure has been designed to have approximately the same exposure to changes in interest rates as the related liabilities. Floating-rate liabilities, including borrowings, are backed primarily by floating-rate assets. In the capital account, however, we own investments that are also sensitive to interest rate changes and this sensitivity is not offset by liabilities. In order to mitigate the impact of changes in interest rates we have entered into an interest rate swap in respect of the investments in our capital accounts. Our overall objective is to limit interest rate exposure.




Item 4. Controls and Procedures

     Evaluation of disclosure controls and procedures. Based on their evaluation as of September 30, 2004, our principal executive officers and principal financial officer have concluded that Scottish Re's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Re Group Limited in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     Changes in internal controls. There have been no changes in internal control over financial reporting that occurred during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, Scottish Re Group Limited's internal control over financial reporting.

PART II.    OTHER INFORMATION

Item 1. Legal Proceedings

     The Company is not currently involved in any material litigation or arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Securities Holders

     None.

Item 5. Other Information

     Not applicable.

Item 6. Exhibits and Reports on Form 8-K

A. Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

    3.1 Memorandum of Association of Scottish Re Group Limited, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K/A).(6)

    3.2 Articles of Association of Scottish Re Group Limited, as amended as of May 2, 2002 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K filed with the SEC on April 14,
          2003).

    4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.6 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.7 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.8 Purchase Contract Agreement, dated December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as purchase contract agent and collateral agent (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

    4.9 Pledge Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as collateral agent and custodial Agent, purchase contract agent, and securities intermediary (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

    4.10 Remarketing Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and Bear, Stearns & Co. Inc. As remarketing agent (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

    4.11 Certificate of Designations of Convertible Preferred Shares of the Scottish Re Group Limited (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (10)

    10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited 's Registration Statement on Form S-1).(1)(16)

    10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(16)

    10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(16)

    10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    10.6  1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).(2)(16)

    10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited s 1999 Annual Report on Form 10-K).(2)(16)

    10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K).(3)(16)

    10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(7)

    10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

    10.11 2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).(4)(16)

    10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(16)

    10.13 Service Agreement dated December 31, 2001 between Scottish Re Holdings Limited and Paul Andrew Bispham (incorporated herein by reference to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).(4)(16)

    10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.15 Stockholder Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.16 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.17 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(5)

    10.18 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(16)

    10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
          2002).(8)(16)

    10.20 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(16)

    10.21 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(16)

    10.22 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(16)

    10.23 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002).(8)(16)

    10.24 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
          (12)(1)

    10.25 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
          (12)(16)

    10.26 Amended employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(16)

    10.27 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3).(9)

    10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3).(9)

    10.29 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley. (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003).(13)(16)

    10.30 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K).(11)

    10.31 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K).(11)

    10.32 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K).(11)

    10.33 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorprated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004).(14)(16)

    10.34 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9,
          2004).(16)

    10.35 Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).(15)

    10.36 Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders' Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).(15)

    10.37 Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).(15)

    10.38 Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).(15)

    10.39 Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).(15)

    10.40 First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K, filed with the SEC on October 29, 2004).

    10.41 Amendment to Employment Agreement, dated as of March 29, 2004, by and among the Company and Michael C. French.

    10.42 Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy.

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

    -------------------

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

    (11) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on January 6, 2004.

    (12) Scottish Re Group Limited's 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.

    (13) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.

    (14) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on May 10, 2004.

    (15) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on October 21, 2004.

    (16) This exhibit is a management contract or compensatory plan or arrangement.

B. Reports on Form 8-K

The following reports on Form 8-K were filed during the three month period ending September 30, 2004:

     Scottish Re Group Limited filed a report on Form 8-K on August 9, 2004 to report under Items 7 (Financial Statements, Pro Forma Financial Information and Exhibits) and 12 (Results of Operations and Financial Condition) Scottish Re Group Limited's financial results for the six month period ended June 30, 2004.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               SCOTTISH RE GROUP LIMITED

Date: November 5, 2004         By: /s/ Scott E. Willkomm
                                   ---------------------
                                   Scott E. Willkomm
                                   President

Date: November 5, 2004         By: /s/ Michael C. French
                                   ---------------------
                                   Michael C. French
                                   Chief Executive Officer

Date: November 5, 2004         By: /s/ Elizabeth A. Murphy
                                   -----------------------
                                   Elizabeth A. Murphy
                                   Chief Financial Officer