Form 10-Q/A
period 2004-06-30
SCOTTISH RE GROUP LTD
filed 2005-01-31
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               __________________

                                   FORM 10-Q/A

                                 Amendment No. 1

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

                            Scottish Re Group Limited
                         Quarterly Report on Form 10-Q/A

                                Explanatory Note


     This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the three and six month periods ended June, 30, 2004 as initially filed with the Securities and Exchange Commission (the "SEC") on August 9, 2004 and is being filed to reflect the restatement of the Company's consolidated financial statements for the three and six month periods ended June 30, 2004, as discussed in Note 15 to the Company's consolidated financial statements.


During the fourth quarter of 2004, Scottish Re Group Limited (the "Company") determined that its International Segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and related income tax benefits in the quarter and six months ended June 30, 2004. The effect of these errors was to understate net income by $1.1 million, or $0.03 per diluted share, in the three and six months ended June 30, 2004 and to understate shareholder's equity by $1.1 million at June 30, 2004.

The errors were made in the process of compiling income statement information on the accrual of premiums and resulted from incorrect references within the spreadsheets used to calculate these accruals. As a result, incorrect information was referenced to prepare the journal entries used in updating the general ledger for the International Segment. The errors were detected by management as part of their ongoing documentation and testing of internal controls over financial reporting for Sarbanes Oxley Section 404 reporting.

Management has taken a series of steps in its ongoing review of internal controls over financial reporting to improve control processes, including those involving the compilation of information used in reporting premium accruals, and to avoid similar errors going forward. Management has also taken steps to improve controls around segregation of responsibilities and review of manually prepared information and has strengthened procedures for the reconciliation of all material general ledger balances.

     On December 30, 2004, the Company's Audit Committee determined it was appropriate to amend the previously filed consolidated financial statements contained in the Company's second quarter 2004 Form 10-Q to reflect changes that correct these errors.

     This report on Form 10-Q/A for the quarter ended June 30, 2004 reflects restatements of the following financial statements:

     (a) Unaudited consolidated balance sheet at June 30, 2004

     (b) Unaudited consolidated statements of income for the three and six months ended June 30, 2004

     (c) Unaudited consolidated statements of comprehensive income for the three and six months ended June 30, 2004

     (d) Unaudited consolidated statement of shareholders' equity for the six months ended June 30, 2004

     (e) Unaudited consolidated statement of cash flows for the six months ended June 30, 2003

For a more detailed description of the restatements see Note 15 "Restatement of Unaudited Consolidated Financial Statements" to the accompanying notes to the unaudited consolidated financial statements.

     This report on Form 10-Q/A restates certain financial information, for the applicable periods set forth in the notes to the consolidated financial statements, in Item 2, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 4 "Controls and Procedures".

     Other items included in this report of Form 10-Q/A are not affected by the restatements.

                                Table of Contents


PART I.   FINANCIAL INFORMATION..............................................4


Item 1.   Financial Statements...............................................4

      Consolidated Balance Sheets - June 30, 2004 (Unaudited) and
      December 31, 2003......................................................4

      Unaudited Consolidated Statements of Income - Three and Six
      months ended June 30, 2004 and 2003....................................5

      Unaudited Consolidated Statements of Comprehensive Income - Three
      and Six months ended June 30, 2004 and 2003............................6

      Unaudited Consolidated Statements of Shareholders' Equity - Three
      and Six months ended June 30, 2004 and 2003............................7

      Unaudited Consolidated Statements of Cash Flows - Six months ended June 30, 2004 and 2003...........................................8

      Notes to Unaudited Consolidated Financial Statements...................9

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................27

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........55

Item 4.   Controls and Procedures...........................................55

PART II.  OTHER INFORMATION.................................................56

Item 1.   Legal Proceedings.................................................56

Item 2.   Changes in Securities and Use of Proceeds.........................56

Item 3.   Defaults Upon Senior Securities...................................56

Item 4.   Submission of Matters to a Vote of Securities Holders.............57

Item 5.   Other Information.................................................58

Item 6.   Exhibits and Reports on Form 8-K..................................58

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            Scottish Re Group Limited
             Consolidated Balance Sheets - June 30, 2004 (Unaudited)
                              and December 31, 2003
                             (Dollars in thousands)

                                                                           JUNE 30, 2004        DECEMBER 31,
                                                                            (unaudited)             2003
                                                                           -------------        ------------
ASSETS
Fixed maturity investments, available for sale, at fair value
(Amortized cost $2,565,516; 2003 - $1,993,247).....................     $       2,548,635    $      2,014,719
Preferred stock, available for sale, at fair value (Cost $139,686;
2003 -$125,460)....................................................               134,139             126,449
Cash and cash equivalents..........................................               270,503             298,149
Other investments..................................................                16,755              17,678
Funds withheld at interest.........................................             1,474,287           1,469,425
                                                                        -----------------    ----------------
     Total investments.............................................             4,444,319           3,926,420

Accrued interest receivable........................................                26,408              22,789
Reinsurance balances and risk fees receivable......................               324,723             196,192
Deferred acquisition costs.........................................               390,661             308,591
Amount recoverable from reinsurers.................................               746,161             737,429
Present value of in-force business.................................                11,922              13,479
Goodwill...........................................................                35,847              35,847
Fixed assets.......................................................                12,615              11,800
Other assets.......................................................                56,095              45,209
Deferred tax benefit...............................................                31,870              12,624
Segregated assets..................................................               794,020             743,137
                                                                        -----------------    ----------------
     Total assets..................................................     $       6,874,641    $      6,053,517
                                                                        =================    ================
LIABILITIES
Reserves for future policy benefits................................     $       1,684,603    $      1,502,415
Interest sensitive contract liabilities............................             3,220,301           2,633,346
Accounts payable and accrued expenses..............................                25,836              31,673
Reinsurance balances payable.......................................               105,452             125,756
Other liabilities..................................................                23,025              30,546
Current income tax payable.........................................                 5,991              13,077
Long term debt.....................................................               194,500             162,500
Segregated liabilities.............................................               794,020             743,137
                                                                        -----------------    ----------------
     Total liabilities.............................................             6,053,728           5,242,450
                                                                        -----------------    ----------------
MINORITY INTEREST                                                                   9,188               9,295
MEZZANINE EQUITY                                                                  142,145             141,928
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
    Issued and fully paid: 35,828,462 ordinary shares (2003 -
    35,228,411)....................................................                   358                 352
Additional paid-in capital.........................................               555,445             548,750
Accumulated other comprehensive (loss) income......................                (3,139)             29,034
Retained earnings..................................................               116,916              81,708
                                                                        -----------------    ----------------
     Total shareholders' equity....................................               669,580             659,844
                                                                        -----------------    ----------------
     Total liabilities and shareholders' equity....................     $       6,874,641    $      6,053,517
                                                                        =================    ================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
               Unaudited Consolidated Statements of Income -
                Three and Six months ended June 30, 2004 and 2003
                  (Dollars in thousands, except per share data)


                                                       THREE MONTHS ENDED                   SIX MONTHS ENDED
                                                       ------------------                   ----------------
                                                JUNE 30, 2004     JUNE 30, 2003     JUNE 30, 2004     JUNE 30, 2003
                                                -------------     -------------     -------------     -------------
REVENUES
Premiums earned..............................  $      155,980    $        94,737   $      289,327    $       159,556
Investment income, net.......................          54,817             35,814          104,919             68,138
Fee income...................................           3,189              2,380            6,141              4,371
Realized losses..............................          (1,687)            (3,392)            (266)            (5,713)
Change in value of embedded derivatives......          14,610                  -            5,964                  -
                                               --------------    ---------------   --------------    ---------------
     Total revenues..........................         226,909            129,539          406,085            226,352
                                               --------------    ---------------   --------------    ---------------

BENEFITS AND EXPENSES
Claims and other policy benefits.............         122,988             65,549          218,155            108,463
Interest credited to interest sensitive
contract liabilities.........................          25,465             16,874           49,658             32,767
Acquisition costs and other insurance
expenses, net................................          37,589             27,884           70,458             48,539
Operating expenses...........................          10,901              8,148           23,755             16,013
Interest expense.............................           2,996              1,851            5,773              3,664
                                               --------------    ---------------   --------------    ---------------
     Total benefits and expenses.............         199,939            120,306         367,799             209,446
                                               --------------    ---------------   --------------    ---------------
Income before income taxes and minority
interest....................................           26,970              9,233           38,286             16,906

Income tax benefit (expense).................           1,690                 84              816               (166)
                                               --------------    ---------------   --------------    ---------------
Income before minority interest..............          28,660              9,317           39,102             16,740
Minority interest............................              11                  -             (338)                 -
                                               --------------    ---------------   --------------    ---------------
income from continuing operations............          28,671              9,317           38,764             16,740
Loss from discontinued operations............               -             (1,445)               -             (1,625)
                                               --------------    ---------------   --------------    ---------------
NET INCOME                                     $       28,671    $         7,872   $       38,764    $        15,115
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share from continuing
Operations - Basic...........................  $         0.80    $          0.34   $         1.09    $          0.62
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share from continuing
Operations - Diluted.........................  $         0.77    $          0.33   $         1.04    $          0.59
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share - Basic..........  $         0.80    $          0.29   $         1.09    $          0.56
                                               ==============    ===============   ==============    ===============
Earnings per ordinary share - Diluted........  $         0.77    $          0.28   $         1.04    $          0.53
                                               ==============    ===============   ==============    ===============
Dividends per ordinary share.................  $         0.05    $          0.05   $         0.10    $          0.10
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
                                               ==============    ===============   ==============    ===============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Comprehensive Income -
                Three and Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)



                                                        THREE MONTHS ENDED                       SIX MONTHS ENDED
                                                        ------------------                       ----------------
                                                 JUNE 30, 2004     JUNE 30, 2003       JUNE 30, 2004     JUNE 30, 2003
                                                 -------------     -------------       -------------     -------------

Net income.............................       $         28,671   $      7,872       $       38,764      $     15,115
                                              -----------------  -------------      ---------------     -------------
Other comprehensive income, net
of tax:
     Unrealized (depreciation)
     appreciation on investments:......                (56,832)        20,409              (32,174)           25,476
     Add: reclassification adjustment
     for investment (losses) gains
     included in net income............                 (3,627)        (4,629)                  65            (6,035)
                                              -----------------  -------------      ---------------     -------------
Unrealized (depreciation) appreciation
on investments net of income tax
(benefit) expense of $(18,223),
$4,533, $(10,004) and $6,831...........                (60,459)        15,780              (32,109)           19,441
Cumulative translation adjustment......                 (3,236)         2,747                  (64)            2,020
Minimum pension liability adjustment...                      -            (61)                   -               (39)
                                              -----------------  -------------      ---------------     -------------
Other comprehensive (loss) income......                (63,695)        18,466              (32,173)           21,422
                                              -----------------  -------------      ---------------     -------------
Comprehensive (loss) income............       $        (35,024)  $     26,338       $        6,591      $     36,537
                                              =================  =============      ===============     =============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Shareholders' Equity -
                     Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                                    SIX MONTHS ENDED
                                                                    ----------------
                                                              JUNE 30, 2004    JUNE 30, 2003
                                                              -------------    -------------
ORDINARY SHARES:
    Beginning of period...................................       35,228,411       26,927,456
    Issuance to employees on exercise of options..........          600,051          235,586
    Issuance on exercise of warrants......................               -           200,000
                                                              --------------    -------------
    End of period.........................................       35,828,462       27,363,042
                                                              ==============    =============

SHARE CAPITAL:
    Beginning of period...................................    $         352    $         269
    Issuance to employees on exercise of options..........                6                3
    Issuance on exercise of warrants......................                -                2
                                                              --------------    -------------
    End of period.........................................              358              274
                                                              --------------    -------------

ADDITIONAL PAID-IN CAPITAL:
    Beginning of period...................................          548,750          416,712
    Issuance to employees on exercise of options..........            6,641            2,244
    Issuance on exercise of warrants......................                -            2,998
    Other.................................................               54                -
                                                              --------------    -------------
    End of period.........................................          555,445          421,954
                                                              --------------    -------------

ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME:
Unrealized (depreciation) appreciation on investments
    Beginning of period...................................           16,848            8,930
    Change in period (net of tax).........................          (32,109)          19,441
                                                              --------------    -------------
    End of period.........................................          (15,261)          28,371
                                                              --------------    -------------
Cumulative translation adjustment
    Beginning of period...................................           12,186            5,908
    Change in period......................................              (64)           2,020
                                                              --------------    -------------
    End of period.........................................           12,122            7,928
                                                              --------------    -------------
Minimum pension liability adjustment
    Beginning of period...................................                -           (1,371)
    Change in period......................................                -              (39)
                                                              --------------    -------------
    End of period.........................................                -           (1,410)
                                                              --------------    -------------
ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME ........               (3,139)          34,889
                                                              --------------    -------------

RETAINED EARNINGS:
    Beginning of period...................................           81,708           60,644
    Net income............................................           38,764           15,115
    Dividends paid........................................           (3,556)          (2,705)
                                                              --------------    -------------
    End of period.........................................          116,916           73,054
                                                              --------------    -------------
TOTAL SHAREHOLDERS' EQUITY............................        $     669,580      $   530,171
                                                              ==============    =============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Unaudited Consolidated Statements of Cash Flows -
                     Six months ended June 30, 2004 and 2003
                             (Dollars in thousands)

                                                                          SIX MONTHS ENDED
                                                                          ----------------
                                                                   JUNE 30, 2004   JUNE 30, 2003
                                                                   -------------   -------------
OPERATING ACTIVITIES
Net income......................................................   $     38,764    $     15,115
Items not affecting cash:.......................................
    Realized losses.............................................            266           5,713
    Change in value of embedded derivatives.....................         (5,964)              -
    Amortization of investments.................................          5,376           1,964
    Amortization of deferred acquisition costs..................         41,990          21,587
    Amortization of present value of in-force business..........          3,863           1,694
    Changes in assets and liabilities:..........................
        Accrued interest........................................         (3,205)         (2,778)
        Reinsurance balances and risk fees receivable...........       (147,696)        (36,904)
        Deferred acquisition costs..............................       (124,366)        (67,929)
        Deferred tax liability..................................         (9,329)           (391)
        Other assets............................................         (7,288)            869
        Current income tax receivable and payable...............        (19,503)           (445)
        Reserves for future policy benefits.....................        175,769          92,431
        Interest sensitive contract liabilities, net of funds
        withheld at interest....................................         24,338           8,928
        Accounts payable and accrued expenses...................         (5,200)         (3,181)
        Other...................................................          4,594          (1,125)
                                                                   -------------   -------------
Net cash (used in) provided by operating activities.............        (27,591)         35,548
                                                                   -------------   -------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments..........................     (1,111,305)       (430,902)
Proceeds from sales of fixed maturity investments...............        370,865          60,369
Proceeds from maturity of investments...........................        162,219         104,615
Purchase of preferred stock.....................................        (22,388)        (49,726)
Proceeds from sales of preferred stock..........................          5,358             363
Proceeds from maturity of preferred stock.......................          2,720             587
Other...........................................................             91          (2,774)
                                                                   -------------   -------------
Net cash used in investing activities...........................       (592,440)       (634,936)
                                                                   -------------   -------------

FINANCING ACTIVITIES
Issuance of long term debt......................................         32,000               -
Deposits to interest sensitive contract liabilities.............        596,299         278,687
Withdrawals from interest sensitive contract liabilities........        (39,005)        (17,653)
Issuance of ordinary shares.....................................          6,647           5,247
Dividends paid..................................................         (3,556)         (2,705)
                                                                   -------------   -------------
Net cash provided by financing activities.......................        592,385         527,152
                                                                   -------------   -------------
Net change in cash and cash equivalents.........................        (27,646)         17,204
Cash and cash equivalents, beginning of period..................        298,149         149,666
                                                                   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    270,503    $    280,988
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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

5. BUSINESS SEGMENTS (CONTINUED)

     In prior years, we reported our Wealth Management business as a separate segment. As this business is no longer a major contributor to our results, we have combined the reporting of this segment with our Other Segment for all periods presented. The segment reporting for the lines of business is as follows:


                                      THREE MONTHS ENDED JUNE 30, 2004
                                      --------------------------------
                                 LIFE REINSURANCE
                                 ----------------
                              NORTH
                             AMERICA    INTERNATIONAL     OTHER        TOTAL
                             -------    -------------     -----        -----
Premiums earned..........  $  127,272    $   28,708    $        -    $  155,980
Investment income, net...      50,979         3,574           264        54,817
Fee income...............       2,248             -           941         3,189
Realized (losses) gains..      (1,552)         (189)           54        (1,687)
Change in value of
  embedded derivatives...      14,610             -             -        14,610
                           ----------    ----------    -----------   ----------
Total revenues...........     193,557        32,093         1,259       226,909
                           ----------    ----------    -----------   ----------

Claims and other policy
  benefits...............     102,485        20,503             -       122,988
Interest credited to
  interest sensitive
  contract liabilities...      25,465             -             -        25,465
Acquisition costs and
  other insurance
  expenses, net..........      35,701         1,334           554        37,589
Operating expenses.......       4,142         3,757         3,002        10,901
Interest expense.........         939             -         2,057         2,996
                           ----------    ----------    -----------   ----------
Total benefits and
  expenses...............     168,732        25,594         5,613       199,939
                           ----------    ----------    -----------   ----------
Income (loss) before
  income taxes and
  minority interest......  $   24,825    $    6,499    $   (4,354)   $   26,970
                           ==========    ==========    ===========   ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

5. BUSINESS SEGMENTS (CONTINUED)

                                      THREE MONTHS ENDED JUNE 30, 2003
                                      --------------------------------
                                 LIFE REINSURANCE
                                 ----------------
                              NORTH
                             AMERICA    INTERNATIONAL     OTHER        TOTAL
                             -------    -------------     -----        -----
Premiums earned ............   $  56,565    $  38,172    $       -    $  94,737
Investment income, net .....      32,680        1,998        1,136       35,814
Fee income .................       1,337         --          1,043        2,380
Realized (losses) gains ....      (3,294)        (264)         166       (3,392)
                               ----------   ----------   ----------   ----------
Total revenues .............      87,288       39,906        2,345      129,539
                               ----------   ----------   ----------   ----------

Claims and other policy
  benefits .................      42,821       22,728            -       65,549
Interest credited to
  interest sensitive
  contract liabilities .....      16,874            -            -       16,874
Acquisition costs and
  other insurance
  expenses, net ............      19,815        7,690          379       27,884
Operating expenses .........       2,372        3,293        2,483        8,148
Interest expense ...........         240            -        1,611        1,851
                               ----------   ----------   ----------   ----------
Total benefits and
  expenses .................      82,122       33,711        4,473      120,306
                               ----------   ----------   ----------   ----------
Income (loss) before
  income taxes and
  minority interest ........   $   5,166    $   6,195    $  (2,128)   $   9,233
                               ==========   ==========   ==========   ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

5. BUSINESS SEGMENTS (CONTINUED)

                                           SIX MONTHS ENDED JUNE 30, 2004
                                           ------------------------------
                                    LIFE REINSURANCE
                                    ----------------
                                  NORTH
                                 AMERICA  INTERNATIONAL      OTHER         TOTAL
                                 -------  -------------      -----         -----
Premiums earned .............   $ 232,874   $  56,453 $          -    $ 289,327
Investment income, net ......      98,386       5,722          811      104,919
Fee income ..................       4,350           -        1,791        6,141
Realized gains (losses) .....         140        (340)         (66)        (266)
Change in value of
  embedded derivatives ......       5,964           -            -        5,964
                                ----------  ----------   ----------   ----------
Total revenues ..............     341,714      61,835        2,536      406,085
                                ----------  ----------   ----------   ----------

Claims and other policy
  benefits ..................     178,078      40,077            -      218,155
Interest credited to
  interest sensitive
  contract liabilities ......      49,658           -            -       49,658
Acquisition costs and
  other insurance
  expenses, net .............      65,236       3,983        1,239       70,458
Operating expenses ..........       9,105       8,166        6,484       23,755
Interest expense ............       1,625           -        4,148        5,773
                                ----------  ----------   ----------   ----------
Total benefits and
  expenses ..................     303,702      52,226       11,871      367,799
                                ----------  ----------   ----------   ----------
Income (loss) before
  income taxes and
  minority interest .........   $  38,012   $   9,609    $  (9,335)   $  38,286
                                ==========  ==========   ==========   ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

5. BUSINESS SEGMENTS (CONTINUED)

                                           SIX MONTHS ENDED JUNE 30, 2003
                                           ------------------------------
                                    LIFE REINSURANCE
                                    ----------------
                                  NORTH
                                 AMERICA  INTERNATIONAL      OTHER         TOTAL
                                 -------  -------------      -----         -----
Premiums earned ............   $  96,025    $  63,531    $       -    $ 159,556
Investment income, net .....      62,280        3,744        2,114       68,138
Fee income .................       2,396          -          1,975        4,371
Realized (losses) gains ....      (5,051)        (873)         211       (5,713)
                               ----------   ----------   ----------   ----------
Total revenues .............     155,650       66,402        4,300      226,352
                               ----------   ----------   ----------   ----------
Claims and other policy
  benefits .................      72,226       36,237          -        108,463
Interest credited to
  interest sensitive
  contract liabilities .....      32,767          -            -         32,767
Acquisition costs and
  other insurance
  expenses, net ............      34,267       13,221        1,051       48,539
Operating expenses .........       4,415        5,840        5,758       16,013
Interest expense ...........         477          -          3,187        3,664
                               ----------   ----------   ----------   ----------
Total benefits and
  expenses .................     144,152       55,298        9,996      209,446
                               ----------   ----------   ----------   ----------
Income (loss) before
  income taxes and
  minority interest ........   $  11,498    $  11,104    $  (5,696)   $  16,906
                               ==========   ==========   ==========   ==========




        ASSETS                                JUNE 30, 2004    DECEMBER 31, 2003
                                              -------------    -----------------
        Life Reinsurance
           North America..................  $      5,647,948   $      4,882,222
           International..................           367,854            308,459
                                            ----------------   ----------------
        Total Life Reinsurance............         6,015,802          5,190,681
        Other.............................           858,839            862,836
                                            ----------------   ----------------
        Total.............................  $      6,874,641   $      6,053,517
                                            ================   ================

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


6. EARNINGS PER ORDINARY SHARE

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 ------------------           ----------------
                                               JUNE 30,       JUNE 30,       JUNE 30,     JUNE 30,
                                                2004           2003           2004          2003
                                                ----           ----           ----          ----
 Numerator:
 Net income..........................       $     28,671   $      7,872   $    38,764   $    15,115
                                            ============   ============   ===========    ===========
 DENOMINATOR:
 Denominator for basic earnings per
   ordinary share - Weighted
   average number of ordinary shares.         35,747,254     27,101,357    35,537,458    27,038,103
 Effect of dilutive securities
   - Stock options...................            701,125        831,268       800,756       780,910
   - Warrants........................            880,069        603,823       892,662       514,541
   - Hybrid Capital Units............                  -              -        48,406             -
                                            ------------   ------------   -----------   -----------
 Denominator for dilutive earnings
   per ordinary share................         37,328,448     28,536,448    37,279,282    28,333,554
                                            ============   ============   ===========   ===========
 Earnings per ordinary share from
   continuing operations - Basic.....              $0.80       $   0.34         $1.09      $   0.62
                                            ============   ============   ===========   ===========
 Earnings per ordinary share from
   continuing operations - Diluted...              $0.77       $   0.33         $1.04     $    0.59
                                            ============   ============   ===========   ===========
 Basic earnings per ordinary share...              $0.80       $   0.29         $1.09     $    0.56
                                            ============   ============   ===========   ===========
 Diluted earnings per ordinary share.              $0.77       $   0.28         $1.04     $    0.53
                                            ============   ============   ===========   ===========


7. DEFERRED ACQUISITION COSTS

     The change in deferred acquisition costs is as follows:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 ------------------           ----------------
                                               JUNE 30,       JUNE 30,       JUNE 30,     JUNE 30,
                                                2004           2003           2004          2003
                                                ----           ----           ----          ----
 Balance beginning of period.........      $   328,149    $  231,414    $  308,591    $  213,516
 Expenses deferred...................           85,787        41,325       124,387        67,929
 Amortization expense................          (23,763)      (12,454)      (41,990)      (21,587)
 Deferred acquisition costs on
  realized losses....................              488         1,730          (327)        2,157
                                           ------------   -----------   -----------   -----------
    Balance end of period............      $   390,661    $  262,015    $  390,661    $  262,015
                                           ============   ===========   ===========   ===========


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

9. LONG-TERM DEBT

     Long-term debt consists of:

                                                          JUNE 30, 2004        DECEMBER 31, 2003
                                                          -------------        -----------------
4.5% senior convertible notes due 2022.............  $            115,000     $          115,000
Capital securities due 2032........................                17,500                 17,500
Trust preferred securities due 2033................                20,000                 20,000
Trust preferred securities due 2033................                10,000                 10,000
Trust preferred securities due 2034................                32,000                      -
                                                     --------------------     ------------------
Total                                                $            194,500     $          162,500
                                                     ====================     ==================

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

12. STOCK OPTION PLANS (CONTINUED)

     Our pro forma information is as follows:

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 ------------------           ----------------
                                               JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                                2004           2003          2004           2003
                                                ----           ----          ----           ----
 Net income -- as reported............      $    28,671     $    7,872    $  38,764     $  15,115
 Stock-based employee compensation
    cost, net of related tax
    effects, included in the
    determination of net income as
    reported.........................               149             81          213            81
 Stock-based employee compensation
    cost, net of related tax effects,
    that would have been included
    in the determination of net
    income if the fair value based
    method had been applied to
    all awards.......................              (343)          (649)        (723)       (1,319)
                                            -----------     ----------    ---------     ---------
 Net income -- pro forma..............      $    28,477     $    7,304    $  38,254     $  13,877
                                            ===========     ==========    =========     =========

 Basic earnings per ordinary share --
    as reported......................       $      0.80     $     0.29    $    1.09     $    0.56
                                            ===========     ==========    =========     =========
 Basic earnings per ordinary share --
    pro forma........................       $      0.80     $     0.27    $    1.08     $    0.52
                                            ===========     ==========    =========     =========
 Diluted earnings per ordinary share
    -- as reported....................      $      0.77     $     0.28    $    1.04     $    0.53
                                            ===========     ==========    =========     =========
 Diluted earnings per ordinary share
    -- pro forma......................      $      0.76     $     0.26    $    1.03     $    0.49
                                            ===========     ==========    =========     =========

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

     During 2003, we renewed our credit facilities, which as of June 30, 2004 consist of:

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At June 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $767.9 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At June 30, 2004, our net worth was $669.6 million and the ratio of debt to total capitalization was 19.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At June 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at June 30, 2004 and $31.2 million at December 31, 2003.

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

15. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

     During the fourth quarter of 2004, we determined that our International Segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and related income tax benefits in the quarter and six months ended June 30, 2004. The effect of these errors was to understate net income by $1.1 million, or $0.03 per diluted share, in the three and six months ended June 30, 2004 and to understate shareholders' equity by $1.1 million at June 30, 2004.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

15. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

     The errors were made in the process of compiling income statement information on the accrual of premiums and resulted from incorrect references within the spreadsheets used to calculate these accruals. As a result, incorrect information was referenced to prepare the journal entries used in updating the general ledger for the International Segment. The errors were detected by management as part of their ongoing documentation and testing of internal controls over financial reporting for Sarbanes Oxley Section 404 reporting.

     Management has taken a series of steps in its ongoing review of internal controls over financial reporting to improve control processes, including those involving the compilation of information used in reporting premium accruals, and to avoid similar errors going forward. Management has also taken steps to improve controls around segregation of responsibilities and review of manually prepared information and has strengthened procedures for the reconciliation of all material general ledger balances.

     A summary of the effects of corrections of these amounts for the three and six months ended June 30, 2004 is as follows:




UNAUDITED CONSOLIDATED BALANCE SHEET                          JUNE 30, 2004
                                                   AS PREVIOUSLY
                                                      REPORTED         RESTATED
Reinsurance balances and risk fees receivable      $   321,824      $   324,723
Deferred acquisition costs                             391,049          390,661
Deferred tax benefit                                    32,348           31,870
Total assets                                         6,872,608        6,874,641
Reserves for future policy benefits                  1,683,686        1,684,603
Total liabilities                                    6,052,871        6,053,728
Retained earnings                                      115,800          116,916
Total shareholders' equity                             668,464          669,580
Total liabilities and shareholders' equity         $ 6,872,608      $ 6,874,641

                                                           THREE MONTHS ENDED          SIX MONTHS ENDED
                                                             JUNE 30, 2004               JUNE 30, 2004
                                                    AS PREVIOUSLY                AS PREVIOUSLY
UNAUDITED CONSOLIDATED STATEMENT OF INCOME               REPORTED      RESTATED     REPORTED      RESTATED
Premiums earned                                    $   157,884      $   155,980   $   291,231    $   289,327
Total revenues                                         228,813          226,909       407,989        406,085
Claims and other policy benefits                       123,975          122,988       219,142        218,155
Acquisition costs and other insurance expenses, net     40,100           37,589        72,969         70,458
Total benefits and expenses                            203,437          199,939       371,297        367,799
Income before income taxes and minority interest        25,376           26,970        36,692         38,286
Income tax benefit                                       2,168            1,690         1,294            816
Income before minority interest                         27,544           28,660        37,986         39,102
Net income                                         $    27,555      $    28,671   $    37,648    $    38,764



                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

15. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Earnings per ordinary share from continuing
 operations - Basic                                $      0.77      $      0.80   $      1.06    $      1.09
Earnings per ordinary share from continuing
 operations - Diluted                              $      0.74      $      0.77   $      1.01    $      1.04
Earnings Per Ordinary Share - Basic                $      0.77      $      0.80   $      1.06    $      1.09
Earnings Per Ordinary Share - Diluted              $      0.74      $      0.77   $      1.01    $      1.04

Unaudited Consolidated Statement of Comprehensive
Income
Net income                                         $    27,555      $    28,671    $   37,648    $    38,764
Comprehensive income (loss)                        $   (36,141)         (35,024)   $    5,475          6,591

Unaudited Consolidated Statement of Shareholders'
Equity
Net income                                                                         $   37,648    $    38,764
Retained earnings - end of period                                                     115,800        116,916
Total shareholders' equity                                                         $  668,464    $   669,580

Unaudited Consolidated Statement of Cash Flows

Net income                                                                         $   37,648    $    38,764
Change in assets and liabilities:
   Reinsurance balances and risk fees receivable                                     (144,797)      (147,696)
   Deferred acquisition costs                                                        (124,754)      (124,366)
   Deferred tax benefit                                                                (9,807)        (9,329)
   Reserves for future policy benefits                                             $  174,852    $   175,769

Note 5 Business Segments

Restatements were in respect of the International Business Segment as follows:

Premiums earned                                    $    30,612      $    28,708    $   58,357    $    56,453
Total revenues                                          33,997           32,093        63,739         61,835
Claims and other policy benefits                        21,490           20,503        41,064         40,077
Acquisition costs and other insurance expenses, net      3,845            1,334         6,494          3,983
Total benefits and expenses                             29,092           25,594        55,724         52,226
Income before income taxes and minority interest   $     4,905      $     6,499    $    8,015    $     9,609

Note 6 Earnings per ordinary share

Net income                                         $    27,555      $    28,671    $   37,648     $   38,764
Earnings per ordinary share from continuing
 operations - Basic                                $      0.77      $      0.80    $     1.06     $     1.09
Earnings per ordinary share from continuing
 operations - Diluted                              $      0.74      $      0.77    $     1.01     $     1.04
Earnings per ordinary share - Basic                $      0.77      $      0.80    $     1.06     $     1.09
Earnings per ordinary share - Diluted              $      0.74      $      0.77    $     1.01     $     1.04

Note 8 Deferred acquisition costs

Expenses deferred                                  $    86,175      $    85,787    $  124,775     $  124,387



                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004

15. RESTATEMENT OF UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Balance - end of period                            $    391,049     $   390,661    $  391,049     $  390,661

Note 12 Stock option plans

Net income - as reported                           $     27,555     $    28,671    $   37,648     $   38,764
Net income - pro forma                             $     27,361     $    28,477    $   37,138     $   38,254
Basic earnings per ordinary share - as reported    $      0.77      $      0.80    $     1.06     $     1.09
Basic earnings per ordinary share - pro forma      $      0.77      $      0.80    $     1.05     $     1.08
Diluted earnings per ordinary share - as reported  $      0.74      $      0.77    $     1.01     $     1.04
Diluted earnings per ordinary share - pro forma    $      0.73      $      0.76    $     1.00     $     1.03

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

RESULTS OF OPERATIONS

CONSOLIDATED RESULTS OF OPERATIONS

                                               THREE MONTHS ENDED           SIX MONTHS ENDED
                                               ------------------           ----------------
                                             JUNE 30,       JUNE 30,      JUNE 30,     JUNE 30,
                                              2004           2003          2004          2003
                                              ----           ----          ----          ----
 Premiums earned........................   $   155,980    $   94,737    $  289,327    $  159,556
 Investment income, net.................        54,817        35,814       104,919        68,138
 Fee income.............................         3,189         2,380         6,141         4,371
 Realized losses........................       (1,687)        (3,392)         (266)       (5,713)
 Change in value of embedded derivatives        14,610             -         5,964             -
                                             ---------    -----------   ----------    ----------
 Total revenues.........................       226,909       129,539       406,085       226,352
                                             ---------    -----------   ----------    ----------

 Claims and other policy benefits.......       122,988        65,549       218,155       108,463
 Interest credited to interest
 sensitive contract liabilities.........        25,465        16,874        49,658        32,767
 Acquisition costs and other insurance
 expenses, net..........................        37,589        27,884        70,458        48,539
 Operating expenses.....................        10,901         8,148        23,755        16,013
 Interest expense.......................         2,996         1,851         5,773         3,664
                                             ---------    -----------   ----------    ----------
 Total benefits and expenses............       199,939       120,306       367,799       209,446
                                             ---------    -----------   ----------    ----------
 Income before income taxes and
 minority interest......................        26,970         9,233        38,286        16,906
 Income tax benefit (expense)...........         1,690            84           816          (166)
                                             ---------    -----------   ----------    ----------
 Income before minority interest........        28,660         9,317        39,102        16,740
 Minority interest......................            11             -          (338)            -
                                             ---------    -----------   ----------    ----------
 Income from continuing operations......        28,671         9,317        38,764        16,740
 Loss from discontinued operations......             -        (1,445)            -        (1,625)
                                             ---------    -----------   ----------    ----------
 Net income.............................     $  28,671    $    7,872    $   38,764    $   15,115
                                             =========    ===========   ==========    ==========

     Total revenues increased by 75% to $226.9 million in the quarter ended June 30, 2004 from $129.5 million in the same period of 2003. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003, our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 66% to $199.9 million in the quarter ended June 30, 2004 from $120.3 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003.

     Total revenues increased by 79% to $406.1 million in the six months ended June 30, 2004 from $226.4 million in the same period of 2003. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003, our HyCU offering

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

and trust preferred debt offerings in the fourth quarter of 2003. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 76% to $367.8 million in the six months ended June 30, 2004 from $209.4 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003.

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

     EARNINGS PER ORDINARY SHARE

                                                 THREE MONTHS ENDED           SIX MONTHS ENDED
                                                 ------------------           ----------------
                                             JUNE 30,       JUNE 30,       JUNE 30,      JUNE 30,
                                               2004          2003           2004           2003
                                               ----          ----           ----           ----
 Income from continuing operations......   $    28,671     $    9,317     $   38,764    $   16,740
                                            ==========     ==========     ==========    ==========
 Net income.............................   $    28,671     $    7,872     $   38,764    $   15,115
                                            ==========     ==========     ==========    ==========
 Earnings per ordinary share from
 continuing operations - Basic..........   $      0.80     $     0.34     $     1.09    $     0.62
                                            ==========     ==========     ==========    ==========
 Earnings per ordinary share from
 continuing operations - Diluted........   $      0.77     $     0.33     $     1.04    $     0.59
                                            ==========     ==========     ==========    ==========
 Basic earnings per ordinary share......   $      0.80     $     0.29     $     1.09    $     0.56
                                            ==========     ==========     ==========    ==========
 Diluted earnings per ordinary share....   $      0.77     $     0.28     $     1.04    $     0.53
                                            ==========     ==========     ==========    ==========

 Weighted average number of ordinary
 shares outstanding:
 Basic..................................    35,747,254     27,101,357     35,537,458    27,038,103
                                            ==========     ==========     ==========    ==========
 Diluted................................    37,328,448     28,536,448     37,279,282    28,333,554
                                            ==========     ==========     ==========    ==========

     Income from continuing operations for the quarter ended June 30, 2004 increased 208% to $28.7 million from $9.3 million in the same period in 2003. The increase is attributable to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, an increase in investment income primarily due to the increase in average invested assets and the change in value of embedded derivatives. These increases were offset in part by increased operating costs and interest expense.

     Diluted earnings per ordinary share amounted to $0.77 for the quarter ended June 30, 2004 and $0.28 in the same period in 2003, an increase of 175%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

outstanding has increased from 28,536,448 at June 30, 2003 to 37,328,448 at June 30, 2004 principally as a result of the offering of 9,200,000 million shares in July 2003.

     Income from continuing operations for the six months ended June 30, 2004 increased 132% to $38.8 million from $16.7 million in the same period in 2003. The increase is attributable to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, an increase in investment income primarily due to the increase in average invested assets and the change in value of embedded derivative. These increases were offset in part by increased operating costs and interest expense.

     Diluted earnings per ordinary share amounted to $1.04 for the six months ended June 30, 2004 and $0.53 in the same period in 2003, an increase of 96%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above.

SEGMENT OPERATING RESULTS

LIFE REINSURANCE NORTH AMERICA

                                                        THREE MONTHS ENDED         SIX MONTHS ENDED
                                                        ------------------         ----------------
                                                       JUNE 30,      JUNE 30,     JUNE 30,     JUNE 30,
                                                        2004           2003        2004          2003
                                                        ----           ----        ----          ----
          Premiums earned...........................  $ 127,272    $  56,565    $ 232,874    $ 96,025
          Investment income, net....................     50,979       32,680       98,386      62,280
          Fee income................................      2,248        1,337        4,350       2,396
          Realized (losses) gains...................     (1,552)      (3,294)         140      (5,051)
          Change in value of embedded derivatives...     14,610            -        5,964           -
                                                      ---------     ---------    ---------   --------
          Total revenues............................    193,557       87,288      341,714     155,650
                                                      ---------     ---------    ---------   --------

          Claims and other policy benefits..........    102,485        42,821      178,078     72,226
          Interest credited to interest
          sensitive contract liabilities............     25,465        16,874       49,658     32,767
          Acquisition costs and other insurance
          expenses, net.............................     35,701        19,815       65,236     34,267
          Operating expenses........................      4,142         2,372        9,105      4,415
          Interest expense..........................        939           240        1,625        477
                                                      ---------     ---------    ---------   --------
          Total benefits and expenses...............    168,732        82,122      303,702    144,152
                                                      ---------     ---------    ---------   --------
          Income before income taxes and
          minority interest.........................  $  24,825     $   5,166    $  38,012   $ 11,498
                                                      =========     =========    =========   ========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 LIFE REINSURANCE INTERNATIONAL

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                ------------------        ----------------
                                               JUNE 30,     JUNE 30,      JUNE 30,    JUNE 30,
                                                2004         2003          2004        2003
                                                ----         ----          ----        ----
 Premiums earned...........................   $  28,708   $  38,172     $  56,453   $  63,531
 Investment income, net....................       3,574       1,998         5,722       3,744
 Realized losses...........................        (189)       (264)         (340)       (873)
                                              ---------   ---------     ---------   ---------
 Total revenues............................      32,093      39,906        61,835      66,402
                                              ---------   ---------     ---------   ---------

 Claims and other policy benefits..........      20,503      22,728        40,077      36,237
 Acquisition costs and other insurance
 expenses, net............................        1,334       7,690         3,983      13,221

 Operating expenses........................       3,757       3,293         8,166       5,840
                                              ---------   ---------     ---------   ---------
 Total benefits and expenses...............      25,594      33,711        52,226      55,298
                                              ---------   ---------     ---------   ---------
 Income before income taxes and
 minority interest.........................   $   6,499   $   6,195     $   9,609   $  11,104
                                              =========   =========     =========   =========


     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance.

     Premiums earned in our Life Reinsurance International Segment during the quarter ended June 30, 2004 decreased 25% to $28.7 million in comparison with $38.2 million in the same period in 2003. Premiums earned from a portfolio acquired in 2002 were $1.9 million lower in the quarter ended June 30, 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 23% in the quarter ended June 30, 2004 to $14.7 million in comparison with $19.2 million in the same period in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 29% from $10.2 million to $7.2 million. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned. During the year to date we have decided not to renew certain contracts which do not meet our required return thresholds.

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

     Claims and other policy benefits in our Life Reinsurance International Segment decreased to $20.5 million in the quarter ended June 30, 2004 from $22.7 million in the same quarter in 2003. Claims in the current quarter, compared to the same quarter in 2003, have been impacted by the introduction of the estimates process described above. During the current quarter we have recognized claims and other

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition described above. In addition during the quarter we incurred $1.0 million in respect of a claim from our stop loss business. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

     During the quarter ended June 30, 2004, acquisition costs and other insurance expenses decreased by $6.4 million or 83% to $1.3 million from $7.7 million in the same period in 2003. Acquisition costs for a portfolio acquired in late 2002 are $1.1 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $1.9 million lower in the second quarter of 2004 compared to the second quarter of 2003 due to the sale of the unit linked business in the second quarter of 2003. In the current year quarter we have recognized a commission due of $1.8 million arising from a run off book of business.

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

     Premiums earned in our Life Reinsurance International Segment during the six months ended June 30, 2004 decreased 11% to $56.5 million in comparison with $63.5 million in the same period in 2003. Premiums earned from a portfolio acquired late in 2002 were $3.0 million lower in the first six months of 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 10% in the six months ended June 30, 2004 to $30.6 million in comparison with $34.2 million in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 3% from $15.6 million to $15.1 million. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned.

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

     Claims and other policy benefits in our Life Reinsurance International Segment increased by 11% to $40.1 million in the six months ended June 30, 2004 from $36.2 million in the same period in 2003. Claims in the current six month period, compared to the same period in 2003, have been impacted by the introduction of the estimates process described above. During the current six month period we have recognized claims and other policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition described above. In addition during the period we incurred $1.0 million in respect of a claim from our stop loss business. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     During the six months ended June 30, 2004 acquisition costs and other insurance expenses decreased by $9.3 million or 71% to $3.9 million from $13.2 million in the same period in 2003. Acquisition costs for a portfolio acquired in late 2002 are $2.2 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $1.9 million lower in the six month period of 2004 compared to the same period of 2003 due to the sale of the unit linked business in the second quarter of 2003. In the current year quarter we have recognized a commission due of $1.8 million arising from a run off book of business.

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

OTHER

                                                THREE MONTHS ENDED        SIX MONTHS ENDED
                                                ------------------        ----------------
                                               JUNE 30,     JUNE 30,      JUNE 30,    JUNE 30,
                                                2004         2003          2004        2003
                                                ----         ----          ----        ----
 Investment income, net....................   $    264    $   1,136     $     811    $   2,114
 Fee income................................        941        1,043         1,791        1,975
 Realized gains (losses)...................         54          166           (66)         211
                                              ---------   ----------    ----------   ----------
 Total revenues............................      1,259        2,345         2,536        4,300
                                              ---------   ----------    ----------   ----------

 Acquisition costs and other insurance
 expenses, net.............................        554          379         1,239        1,051

 Operating expenses........................      3,002        2,483         6,484        5,758
 Interest expense..........................      2,057        1,611         4,148        3,187
                                              ---------   ----------    ----------   ----------
 Total benefits and expenses...............      5,613        4,473        11,871        9,996
                                              ---------   ----------    ----------   ----------
 Loss before income taxes and minority
 interest..................................   $ (4,354)   $  (2,128)    $  (9,335)   $  (5,696)
                                              =========   ==========    ==========   ==========

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

                                  THREE MONTHS ENDED JUNE 30, 2004
                                  --------------------------------
                     Credit Concern           Other                  Total
                     --------------           -----                  -----
Days               Proceeds    Loss     Proceeds     Loss     Proceeds    Loss
                   --------    ----     --------     ----     --------    ----
                                       (dollars in thousands)

0-90..............   $     -   $   -     $92,804    $(2,183)  $92,804   $(2,183)
91-180............     1,695     (89)        786        (31)    2,481      (120)
181-270...........         -       -         127         (6)      127        (6)
271-360...........         -       -       1,699        (16)    1,699       (16)
                    --------   ------   --------    --------  --------  --------
Total.............   $ 1,695   $ (89)    $95,416    $(2,236)  $97,111   $(2,325)
                    ========   ======   ========    ========  ========  ========


                                  THREE MONTHS ENDED JUNE 30, 2003
                                  --------------------------------
                     Credit Concern           Other                  Total
                     --------------           -----                  -----
Days               Proceeds    Loss     Proceeds     Loss     Proceeds    Loss
                   --------    ----     --------     ----     --------    ----
                                       (dollars in thousands)

0-90..............  $      -   $   -     $ 2,476    $    (3)  $ 2,476   $    (3)
91-180............       739     (11)          -          -       739       (11)
                    --------   ------   --------    --------  --------  --------
Total.............  $    739   $ (11)    $ 2,476    $    (3)  $ 3,215   $   (14)
                    ========   ======   ========    ========  ========  ========


                                   SIX MONTHS ENDED JUNE 30, 2004
                                  -------------------------------
                     Credit Concern           Other                  Total
                     --------------           -----                  -----
Days               Proceeds    Loss     Proceeds     Loss     Proceeds    Loss
                   --------    ----     --------     ----     --------    ----
                                       (dollars in thousands)

0-90..............  $      -   $   -    $102,849    $(2,218) $ 102,849  $(2,218)
91-180............     1,804     (90)     25,630       (255)    27,434     (345)
181-270...........     3,216    (106)        494        (15)     3,710     (121)
271-360...........         -       -       2,186        (27)     2,186      (27)
Greater than 360..     5,060    (549)          -          -      5,060     (549)
                    --------   ------   --------    --------  --------  --------
Total.............  $ 10,080   $(745)   $131,159    $(2,515) $ 141,239  $(3,260)
                    ========   ======   ========    ========  ========  ========


                                   SIX MONTHS ENDED JUNE 30, 2003
                                  -------------------------------
                     Credit Concern           Other                  Total
                     --------------           -----                  -----
Days               Proceeds    Loss     Proceeds     Loss     Proceeds    Loss
                   --------    ----     --------     ----     --------    ----
                                       (dollars in thousands)

0-90..............  $      -   $   -    $ 2,476     $    (3)  $  2,476  $    (3)
91-180............     3,429    (212)         -           -      3,429     (212)
181-270...........     1,200    (241)         -           -      1,200     (241)
Greater than 360..     1,474     (13)         -           -      1,474      (13)
                    --------   ------   -------     --------  --------  --------
Total.............  $  6,103   $(466)   $ 2,476     $    (3)  $  8,579  $  (469)
                    ========   ======   =======     ========  ========  ========

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

                                                                JUNE 30, 2004
                                                                -------------
              Portfolio performance.......................          -2.23%
              Customized index............................          -2.50%
              Lehman Brothers Global Bond Index...........          -2.90%
              S&P 500.....................................           1.72%

        The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                           JUNE 30, 2004       DECEMBER 31, 2003
                                           -------------       -----------------
       RATINGS                            $ in                  $ in
                                         millions      %      millions      %
                                         --------      -      --------      -
       AAA..........................  $  1,062.0     36.7%  $   785.4     32.7%
       AA...........................       355.4     12.3       298.4     12.4
       A............................       881.5     30.5       762.7     31.7
       BBB..........................       566.3     19.6       540.8     22.5
       BB or below..................        26.4      0.9        16.6      0.7
                                      ----------    -----   ---------    -----
       Total........................  $  2,891.6    100.0%  $ 2,403.9    100.0%
                                      ==========    =====   =========    =====

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                   JUNE 30, 2004       DECEMBER 31, 2003
                                                   -------------       -----------------
     SECTOR                                       $ in                  $ in
                                                 millions       %      millions       %
                                                 --------       -      --------       -

     U.S. Treasury securities and U.S.
        government agency obligations.......     $   54.5       1.9%   $   74.6       3.1%
     Corporate securities...................      1,062.4      36.8     1,119.6      46.6
     Municipal bonds........................         12.0       0.4         1.8       0.1
     Mortgage and asset backed securities...      1,419.8      49.1       818.7      34.0
     Preferred stock........................        134.1       4.6       126.5       5.3
                                                 --------     ------   --------     ------
                                                  2,682.8      92.8     2,141.2      89.1
     Cash...................................        208.8       7.2       262.7      10.9
                                                 --------     ------   --------     ------
     Total..................................     $2,891.6     100.0%   $2,403.9     100.0%
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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                               JUNE 30, 2004
                                                               -------------
                                                ESTIMATED                UNREALIZED
                                                FAIR VALUE       %          LOSS         %
                                                ----------       -          ----         -
                                                            dollars in thousands

Corporate securities........................  $    596,779       37.1%    $(16,315)       37.2%
Other structured securities.................       455,640       28.3      (13,330)       30.4
Collateralized mortgage obligations.........       273,687       17.0       (5,133)       11.7
Preferred stock.............................       128,867        8.0       (5,666)       12.9
Mortgage backed securities..................       103,126        6.4       (2,296)        5.2
Governments.................................        40,655        2.6         (746)        1.7
Municipal bonds.............................        10,038        0.6         (418)        0.9
                                              ------------      ------    ---------      ------
Total.......................................  $  1,608,792      100.0%    $(43,904)      100.0%
                                              ============      ======    =========      ======

                                                               DECEMBER 31, 2003
                                                               -----------------
                                                ESTIMATED               UNREALIZED
                                                FAIR VALUE      %          LOSS          %
                                                ----------      -          ----          -
                                                             dollars in thousands

Corporate securities..................          $ 223,555       41.4%   $  (3,823)       26.2%
Other structured securities...........            154,065       28.5       (8,943)       61.3
Collateralized mortgage obligations...             95,455       17.7         (863)        5.9
Governments...........................             25,838        4.8         (400)        2.7
Preferred stock.......................             21,303        3.9         (299)        2.1
Mortgage backed securities............             19,900        3.7         (255)        1.8
                                                ---------      ------   ----------      ------
Total.................................          $ 540,116      100.0%   $ (14,583)      100.0%
                                                =========      ======   ==========      ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                      JUNE 30, 2004
                                                      -------------
                                                   ESTIMATED              UNREALIZED
       DAYS                BOOK VALUE      %       FAIR VALUE      %         LOSS         %
       ----                ----------      -       ----------      -         ----         -
                                                  dollars in thousnads

       0-90..............   $1,365,014     82.6%   $1,335,660     83.0%   $(29,354)     66.9%
       91-180............      155,459      9.4       148,034      9.2      (7,425)     16.9
       181-270...........       26,321      1.6        25,526      1.6        (795)      1.8
       271-360...........       34,530      2.1        33,064      2.1      (1,466)      3.3
       Greater than 360..       71,372      4.3        66,508      4.1      (4,864)     11.1
                            ----------    ------   ----------    ------   ---------    ------
       Total.............   $1,652,696    100.0%   $1,608,792    100.0%   $(43,904)    100.0%
                            ==========    ======   ==========    ======   =========    ======

                                                     DECEMBER 31, 2003
                                                     -----------------
                                                    ESTIMATED              UNREALIZED
       DAYS                BOOK VALUE       %       FAIR VALUE      %         LOSS         %
       ----                ----------       -       ----------      -         ----         -
                                                   dollars in thousands

       0-90..............  $   308,267      55.6%     $304,511      56.4%  $   (3,756)     25.8%
       91-180............      115,702      20.9       113,405      21.0       (2,297)     15.8
       181-270...........       56,362      10.1        55,243      10.2       (1,119)      7.7
       271-360...........       13,486       2.4        13,064       2.4         (422)      2.9
       Greater than 360..       60,882      11.0        53,893      10.0       (6,989)     47.8
                           -----------     ------     --------     ------  -----------    ------
       Total.............  $   554,699     100.0%     $540,116     100.0%  $  (14,583)    100.0%
                           ===========     ======     ========     ======  ===========    ======

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

                                                          JUNE 30, 2004
                                                          -------------
                                AMORTIZED               ESTIMATED             UNREALIZED
                                  COST          %       FAIR VALUE      %        LOSS         %
                                  ----          -       ----------      -        ----         -

 INDUSTRY
 --------

                                              dollars in thousands
 Mortgage and asset
   backed securities......     $     848,226     51.5%  $   827,467    51.6%   $( 20,759)     47.3%
 Banking..................           128,289      7.8       124,381     7.8       (3,908)     8.9
 Financial other..........           106,893      6.5       103,405     6.4       (3,488)     7.9
 Communications...........            72,660      4.4        70,510     4.4       (2,150)     4.9
 Electric.................            54,168      3.3        52,746     3.3       (1,422)     3.2
 Finance Companies........            52,396      3.2        50,733     3.2       (1,663)     3.8
 Consumer Noncyclical.....            48,392      2.9        47,277     2.9       (1,115)     2.6
 Other....................           336,625     20.4       327,226    20.4       (9,399)    21.4
                               -------------    ------  -----------   ------    ---------   ------
 Total....................     $   1,647,649    100.0%  $ 1,603,745   100.0%    $(43,904)   100.0%
                               =============    ======  ===========   ======    =========   ======


                                                        DECEMBER 31, 2003
                                                        -----------------
                                 AMORTIZED              ESTIMATED              UNREALIZED
                                   COST          %      FAIR VALUE      %         LOSS         %
                                   ----          -      ----------      -         ----         -
 INDUSTRY                                              dollars in thousands
 --------

 Mortgage and asset
   backed securities......     $    279,481     50.4%  $   269,420     49.9%  $   (10,061)     69.0%
 Banking..................           38,738      7.0        38,201      7.1          (537)      3.7
 Consumer non-cyclical....           23,009      4.1        22,632      4.2          (377)      2.6
 Communications...........           27,401      4.9        27,055      5.0          (346)      2.4
 Financial companies......           21,900      3.9        21,539      4.0          (361)      2.5
 Insurance................           17,467      3.1        17,289      3.2          (178)      1.2
 Transportation...........            7,382      1.3         6,534      1.2          (848)      5.8
 Other....................          139,321     25.3       137,446     25.4        (1,875)     12.8
                               ------------    ------  -----------    ------  ------------    ------
 Total......................   $    554,699    100.0%  $   540,116    100.0%  $   (14,583)    100.0%
                               ============    ======  ===========    ======  ============    ======

---------------
Other industries each represent less than 2% of estimated fair value.

     The expected maturity dates of securities that have an unrealized loss at June 30, 2004 and December 31, 2003 are presented in the table below.

                                                           JUNE 30, 2004
                                                           -------------
                                                         ESTIMATED             UNREALIZED
MATURITY                        AMORTIZED COST    %      FAIR VALUE      %        LOSS         %
--------                        --------------    -      ----------      -        ----         -
                                                        dollars in thousands
Due in one year or less......   $    141,290      8.6%  $    137,816      8.6%  $   (3,474)    7.9%
Due in one through five years        657,781     39.9        646,333     40.3      (11,448)   26.1
Due in five through ten years        643,046     39.0        623,180     38.9      (19,866)   45.2
Due after ten years..........        205,532     12.5        196,416     12.2       (9,116)   20.8
                                ------------    ------  ------------    ------  -----------  ------
Total........................   $  1,647,649    100.0%  $  1,603,745    100.0%  $  (43,904)  100.0%
                                ============    ======  ============    ======  ===========  ======

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                                            DECEMBER 31, 2003
                                                            -----------------
                                                            ESTIMATED              UNREALIZED
   MATURITY                         BOOK VALUE       %      FAIR VALUE      %         LOSS        %
   --------                         ----------       -      ----------      -         ----        -
                                                           dollars in thousands
   Due in one year or less......   $     57,518     10.4%  $    57,129     10.6%   $      (389)    2.7%
   Due in one through five years        220,835     39.8       214,836     39.8         (5,999)   41.1
   Due in five through ten years        232,231     41.9       225,844     41.8         (6,387)   43.8
   Due after ten years..........         44,115      7.9        42,307      7.8         (1,808)   12.4
                                   ------------    ------  -----------    ------   -----------   ------
   Total........................   $    554,699    100.0%  $   540,116    100.0%   $   (14,583)  100.0%
                                   ============    ======  ===========    ======   ============  ======

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

                                              JUNE 30, 2004         DECEMBER 31, 2003
                                              -------------         -----------------
     RATINGS                             $ in millions        %    $ in millions      %
     -------                             -------------        -    -------------      -
     AAA...............................  $       209.8    13.9%       $216.6   13.9%
     AA................................           74.3     4.9          76.9    4.9
     A.................................          514.6    34.1         528.6   34.0
     BBB...............................          520.0    34.5         537.6   34.6
     BB or below.......................           60.3     4.0          66.0    4.3
                                         -------------   ------     --------  ------
                                                1379.0    91.4       1,425.7   91.7
     Commercial mortgage loans.........          129.4     8.6         129.4    8.3
                                         -------------   ------     --------  ------
     Total.............................  $     1,508.4   100.0%     $1,555.1  100.0%
                                         =============   ======     ========  ======

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                              JUNE 30, 2004          DECEMBER 31, 2003
                                              -------------          -----------------
     SECTOR                              $ in millions      %     $ in millions      %
     ------                              -------------      -     -------------      -
    U.S. Treasury securities and
       U.S. government agency
       obligations..................     $        32.1    2.1%    $       32.0     2.1%
     Corporate securities...........           1,001.9   66.4          1,041.2    67.0
     Municipal bonds................              25.6    1.7             23.1     1.5
     Mortgage and asset backed
       securities...................             319.4   21.2            329.4    21.1
     Commercial mortgage loans......             129.4    8.6            129.4     8.3
                                         -------------  ------    ------------   ------
     Total..........................     $     1,508.4  100.0%    $    1,555.1   100.0%
                                         =============  ======    ============   ======

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


CAPITAL AND COLLATERAL

     At June 30, 2004, total capitalization was $1.0 billion compared to $964.3 million at December 31, 2003. Total capitalization is analyzed as follows:

                                             JUNE 30, 2004     DECEMBER 31, 2003
                                             -------------     -----------------
                                                   (dollars in thousands)
     Shareholders' equity.................  $        669,580   $       659,844
     Mezzanine equity.....................           142,145           141,928
     Long-term debt.......................           194,500           162,500
                                            ----------------   ---------------
     Total                                  $      1,006,225   $       964,272
                                            ================   ===============

     The increase in capitalization is due to the net income for the six months ended June 30, 2004 of $38.8 million, the issuance of trust preferred debt of $32.0 million and the issuance of share capital to employees on the exercise of options of $6.6 million offset by dividends paid of $3.6 million and a decrease in other comprehensive income of $32.2 million. Other comprehensive (loss) income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of June 30, 2004.

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain shareholder's equity of at least $340.0 million. At June 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $767.9 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At June 30, 2004, our net worth was $669.6 million and the ratio of debt to total capitalization was 19.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At June 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at June 30, 2004 and $31.2 million at December 31, 2003.

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

Item 4. Controls and Procedures

     EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES. Based on their evaluation, our principal executive officer and principal financial officer have concluded that as of the end of the period covered by this report Scottish Re's disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) under the Securities and Exchange Act of 1934 (the "Exchange Act")) are effective to ensure that information required to be disclosed by Scottish Re Group Limited in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

     During the fourth quarter of 2004, we determined that the International segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and the income tax benefit in the quarter and six months ended June 30, 2004. The effect of these errors was to understate net income by $1.1 million in the three and six months ended June 30, 2004 and to understate shareholders' equity at June 30, 2004 by $1.1 million.

     The errors were made in the process of compiling income statement information on the accrual of premiums and resulted from incorrect references within the spreadsheets used to calculate these accruals. As a result incorrect information was referenced by the summary used to prepare the journal entries used in updating the general ledger. The errors were detected by management as part of their ongoing analysis of internal controls over financial reporting for Sarbanes Oxley Section 404 reporting.

     Our principal executive officers and principal financial officer have concluded that the errors were the result of a material weakness that existed in control procedures in compiling information on premium accruals. We have taken a series of steps in our ongoing process to improve control processes, including those involving the compilation of information used in reporting premium accruals, and to avoid similar errors going forward. We have also taken steps to improve controls around segregation of responsibilities and review of manually prepared information and have strengthened procedures for the reconciliation of all material general ledger balances. We are continuing the process of designing and implementing, new systems and procedures involving our general ledger and reporting capabilities, which are expected to enhance internal control processes.



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

Item 4. Submission of Matters to a Vote of Securities Holders

     The 2004 Annual Meeting of Shareholders of the Company was held on May 5, 2004. The following items of business were presented to the shareholders of the Company (the "Shareholders"):


                              ELECTION OF DIRECTORS

     The results of the vote of the Shareholders with respect to the two Class III Directors were elected as proposed in the Proxy Statement dated April 2, 2004 under the caption titled "Proposal for Election of Directors" were as follows:



------------------------------- ----------------------- ------------------------
                                 Total Vote For Each      Total Vote Withheld
Name                                   Director           From Each Direcotor
----                                   --------           -------------------
------------------------------- ----------------------- ------------------------
Michael C. French                     31,296,272                454,580
------------------------------- ----------------------- ------------------------
Hazel R. O'Leary                      31,581,140                169,712
------------------------------- ----------------------- ------------------------

             APPROVAL OF THE 2004 EQUITY INCENTIVE COMPENSATION PLAN

     The results of the vote of the Shareholders with respect to the approval of the 2004 Equity Incentive Compensation Plan as proposed were as follows:

For:           23,073,972
Against:       3,495,279
Abstain:       1,715,533


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

    4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.6 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.7 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    4.8 Purchase Contract Agreement, dated December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as purchase contract agent and collateral agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

    4.9 Pledge Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as collateral agent and custodial agent, purchase contract agent, and securities intermediary (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

    4.10 Remarketing Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and Bear, Stearns & Co. Inc., as remarketing agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

    4.11 Certificate of Designations of Convertible Preferred Shares of the Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

    10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited 's Registration Statement on Form S-1).(1)(15)

    10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(15)

    10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)(15)

    10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1).(1)

    10.6     1999 Stock Option Plan (incorporated herein by reference to Exhibit
             10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).(2)(15)

    10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).(2)(15)

    10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K).(3)(15)

    10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K).(7)

    10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K).(5)

    10.11    2001 Stock Option Plan (incorporated herein by reference to Exhibit
             10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(15)

    10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit
             10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(15)

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

    10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

    10.29 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2003). (13)(15)

    10.30 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (11)

    10.31 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K).
             (11)

    10.32 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

    10.33 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance. (14)(15)

    10.34 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield. (incorporated by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the six month period ended June 30, 2004, filed with the SEC on August 9, 2004). (15)

    31.1     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

    31.2     Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
             2002

    32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    ____________________

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

                            SCOTTISH RE GROUP LIMITED

Date: January 31, 2005      By: /s/ Scott E. Willkomm
                               ----------------------
                                Scott E. Willkomm
                                Chief Executive Officer and President

Date: January 31, 2005      By: /s/ Elizabeth A. Murphy
                               ------------------------
                                Elizabeth A. Murphy
                                Chief Financial Officer