Form 10-Q/A
period 2004-09-30
SCOTTISH RE GROUP LTD
filed 2005-01-31
CIK 1064122

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

                                Explanatory Note


          This amendment on Form 10-Q/A amends the Company's Quarterly Report on Form 10-Q for the three and nine month periods ended September 30, 2004 as initially filed with the Securities and Exchange Commission (the "SEC") on November 8, 2004 and is being filed to reflect the restatement of the Company's consolidated financial statements for the three and nine month periods ended September 30, 2004, as discussed in Note 17 to the Company's consolidated financial statements.

          During the fourth quarter of 2004, Scottish Re Group Limited (the "Company") determined that its International Segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and related income tax benefits in the quarters ended June 30, 2004 and September 30, 2004. The effect of these errors was to understate net income by $1.1 million, or $0.03 per diluted share, in the three months ended June 30, 2004, to overstate net income by $1.2 million, or $0.03 per diluted share, in the three months ended September 30, 2004, to overstate net income by $112,000 in the nine month period ended September 30, 2004 and to overstate shareholders' equity by $112,000 at September 30, 2004.

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

          On December 30, 2004, the Company's Audit Committee determined it was appropriate to amend the previously filed consolidated financial statements contained in the Company's second and third quarter 2004 Form 10-Q to reflect changes that correct these errors.

          This report on Form 10-Q/A for the quarter ended September 30, 2004 reflects restatements of the following financial statements:

          (a)  Unaudited consolidated balance sheet at September 30, 2004

          (b) Unaudited consolidated statements of income for the three and nine months ended September 30, 2004

          (c) Unaudited consolidated statements of comprehensive income for the three and nine months ended September 30, 2004

          (d) Unaudited consolidated statement of shareholders' equity for the nine months ended September 30, 2004

          (e) Unaudited consolidated statement of cash flows for the nine months ended September 30, 2004

For a more detailed description of the restatements see Note 17 "Restatement of Unaudited Consolidated Financial Statements" to the accompanying notes to the unaudited consolidated financial statements.

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

                                Table of Contents


PART I.  FINANCIAL INFORMATION.................................................4

Item 1.  Financial Statements..................................................4

        Consolidated Balance Sheets - September 30, 2004 (Unaudited)
        and December 31, 2003..................................................4

        Unaudited Consolidated Statements of Income - Three and Nine
        months ended September 30, 2004 and 2003...............................5

        Unaudited Consolidated Statements of Comprehensive Income -
        Three and Nine months ended September 30, 2004 and 2003................6

        Unaudited Consolidated Statements of Shareholders' Equity -
        Nine months ended September 30, 2004 and 2003..........................7

        Unaudited Consolidated Statements of Cash Flows - Nine months ended September 30, 2004 and 2003......................................8

        Notes to Unaudited Consolidated Financial Statements...................9

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................29

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........59

Item 4.  Controls and Procedures..............................................59

PART II. OTHER INFORMATION....................................................61

Item 1.  Legal Proceedings....................................................61

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........61

Item 3.  Defaults Upon Senior Securities......................................61

Item 4.  Submission of Matters to a Vote of Securities Holders................61

Item 5.  Other Information....................................................61

Item 6.  Exhibits and Reports on Form 8-K.....................................62

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

                            Scottish Re Group Limited
          Consolidated Balance Sheets - September 30, 2004 (Unaudited)
                              and December 31, 2003
                             (Dollars in thousands)

                                                             September 30,
                                                                 2004          December 31,
                                                              (unaudited)          2003
                                                            ---------------  ---------------
ASSETS
Fixed maturity investments, available for sale, at fair
value (Amortized cost $2,766,389; 2003 - $1,993,247)...     $    2,797,450   $    2,014,719
Preferred stock, available for sale, at fair value
(Cost $124,663; 2003 - $125,460).......................            125,082          126,449
Cash and cash equivalents..............................            191,016          298,149
Other investments......................................             16,412           17,678
Funds withheld at interest.............................          1,477,870        1,469,425
                                                            ---------------  ---------------
    Total investments..................................          4,607,830        3,926,420
Accrued interest receivable............................             24,159           22,789
Reinsurance balances and risk fees receivable..........            288,377          196,192
Deferred acquisition costs.............................            411,880          308,591
Amount recoverable from reinsurers.....................            703,288          737,429
Present value of in-force business.....................             38,349           13,479
Goodwill...............................................             34,125           35,847
Fixed assets...........................................             12,242           11,800
Other assets...........................................             11,999           45,209
Current income tax receivable..........................             10,716                -
Deferred tax benefit...................................              9,623           12,624
Segregated assets......................................            740,220          743,137
                                                            ---------------  ---------------
    Total assets.......................................     $    6,892,808   $    6,053,517
                                                            ===============  ===============
LIABILITIES
Reserves for future policy benefits....................     $    1,602,348   $    1,502,415
Interest sensitive contract liabilities................          3,136,930        2,633,346
Structured finance facility liability..................            200,000                -
Accounts payable and accrued expenses..................             23,223           31,673
Reinsurance balances payable...........................             93,946          125,756
Other liabilities......................................             28,932           30,546
Current income tax payable.............................                  -           13,077
Long term debt.........................................            194,500          162,500
Segregated liabilities.................................            740,220          743,137
                                                            ---------------  ---------------
    Total liabilities..................................          6,020,099        5,242,450
                                                            ---------------  ---------------
MINORITY INTEREST                                                    9,535            9,295
MEZZANINE EQUITY                                                   142,296          141,928
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
   Issued and fully paid: 35,905,962 ordinary shares
   (2003 - 35,228,411).................................                359              352
Additional paid-in capital.............................            556,173          548,750
Accumulated other comprehensive income.................             37,644           29,034
Retained earnings......................................            126,702           81,708
                                                            ---------------  ---------------
    Total shareholders' equity.........................            720,878          659,844
                                                            ---------------  ---------------
    Total liabilities and shareholders' equity.........     $    6,892,808   $    6,053,517
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


                                           Three months ended            Nine months ended
                                       ---------------------------  ----------------------------
                                        September      September      September      September
                                         30, 2004      30, 2003       30, 2004       30, 2003
                                       ------------- -------------  -------------- -------------
REVENUES
Premiums earned......................  $    145,928  $     92,741   $    435,254   $    252,296
Investment income, net...............        55,519        38,133        160,439        106,272
Fee income...........................         2,545         2,932          8,686          7,303
Realized gains (losses)..............        (3,398)          744         (3,664)        (4,969)
Change in value of embedded
derivatives..........................        (5,509)            -            456              -
                                       ------------- -------------  -------------- -------------
    Total revenues...................       195,085       134,550        601,171        360,902
                                       ------------- -------------  -------------- -------------

BENEFITS AND EXPENSES
Claims and other policy benefits.....       104,701        69,424        322,856        177,886
Interest credited to interest
sensitive contract liabilities.......        27,685        33,294         77,342         66,061
Acquisition costs and other
insurance expenses, net..............        39,939        27,593        110,397         76,132
Operating expenses...................        13,214         8,753         36,969         24,767
Interest expense.....................         3,352         1,869          9,126          5,533
                                       ------------- -------------  -------------- -------------
    Total benefits and expenses......       188,891       140,933        556,690        350,379
                                       ------------- -------------  -------------- -------------
Income (loss) before income taxes
and minority interest................         6,194        (6,383)        44,481         10,523
Income tax benefit...................         5,401         8,165          6,217          7,999
                                       ------------- -------------  -------------- -------------
Income before minority interest......        11,595         1,782         50,698         18,522
Minority interest....................           (17)            -           (355)             -
                                       ------------- -------------  -------------- -------------
Income from continuing operations....        11,578         1,782         50,343         18,522
Loss from discontinued operations....             -          (157)             -         (1,782)
                                       ------------- -------------  -------------- -------------
Net income                             $     11,578  $      1,625   $     50,343   $      16,740
                                       ============= =============  ============== =============
Earnings per ordinary share from
continuing operations - Basic........  $       0.32  $        0.05  $       1.41   $        0.64
                                       ============= =============  ============== =============
Earnings per ordinary share from
continuing operations - Diluted......  $       0.31  $        0.05  $       1.35   $        0.60
                                       ============= =============  ============== =============
Earnings per ordinary share - Basic..  $       0.32  $        0.05  $       1.41   $        0.57
                                       ============= =============  ============== =============
Earnings per ordinary share - Diluted. $       0.31  $        0.05  $       1.35   $        0.55
                                       ============= =============  ============== =============
Dividends per ordinary share.........  $       0.05  $        0.05  $       0.15   $        0.15
                                       ============= =============  ============== =============

Weighted average number of ordinary
shares outstanding
Basic................................    35,869,413    33,248,670     35,648,913     29,119,913
                                       ============= =============  ============== =============
Diluted..............................    37,244,288    35,240,768     37,268,420     30,647,580
                                       ============= =============  ============== =============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Comprehensive Income -
             Three and Nine months ended September 30, 2004 and 2003
                             (Dollars in thousands)


                                            Three months ended               Nine months ended
                                      ----------------------------- -------------------------------
                                       September 30,  September 30,  September 30,   September 30,
                                           2004            2003          2004            2003
                                      -------------- -------------- --------------- ---------------
Net income.....................       $      11,578  $      1,625   $      50,343   $   16,740

Other comprehensive income,
net of tax:

    Unrealized appreciation
    (depreciation)
    on investments:............              40,756        (6,423)          8,582        18,142
    Add: reclassification
    adjustment for investment
    (losses) gains included in
    net income.................              (1,862)          475          (1,797)       (4,649)
                                      -------------- -------------- --------------- ---------------
Unrealized appreciation
(depreciation) on investments net of
income taxes of $12,519, $(3,364),
$2,515 and $3,466..............              38,894        (5,948)          6,785        13,493
Cumulative translation
adjustment.....................               1,888            21           1,825         2,042
Minimum pension liability
adjustment.....................                   -            (6)              -           (45)
                                      -------------- -------------- --------------- ---------------
Other comprehensive income
(loss).........................              40,782        (5,933)          8,610        15,490
                                      -------------- -------------- --------------- ---------------
Comprehensive income (loss)....        $     52,360  $     (4,308)  $      58,953   $    32,230
                                      ============== ============== =============== ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
           Unaudited Consolidated Statements of Shareholders' Equity -
                  Nine months ended September 30, 2004 and 2003
                             (Dollars in thousands)

                                                                  Nine months ended
                                                           --------------------------------
                                                           September 30,      September 30,
                                                               2004               2003
                                                           -------------     --------------
ORDINARY SHARES:
    Beginning of period................................       35,228,411         26,927,456
    Ordinary shares issued.............................                -          9,200,000
    Ordinary shares repurchased........................                -         (1,525,000)
    Issuance to employees on exercise of options.......          677,551            381,955
    Issuance on exercise of warrants...................                -            200,000
                                                           -------------     --------------
    End of period......................................       35,905,962         35,184,411
                                                           =============     ==============
SHARE CAPITAL:
    Beginning of period................................    $         352      $        269
    Ordinary shares issued.............................                -                 92
    Ordinary shares repurchased........................                -                (15)
    Issuance to employees on exercise of options.......                7                  4
    Issuance on exercise of warrants...................                -                  2
                                                           -------------     --------------
    End of period......................................              359                352
                                                           -------------     --------------
ADDITIONAL PAID-IN CAPITAL:
    Beginning of period................................          548,750            416,712
    Ordinary shares issued.............................                -            180,105
    Ordinary shares repurchased........................                -            (29,966)
    Issuance to employees on exercise of options.......            7,246              4,187
    Issuance on exercise of warrants...................                -              2,998
    Warrants repurchased...............................                -             (1,600)
    Other..............................................              177                 -
                                                           -------------     --------------
    End of period......................................          556,173            572,436
                                                           -------------     --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME:
Unrealized appreciation on investments
    Beginning of period................................           16,848              8,930
    Change in period (net of tax)......................            6,785             13,493
                                                           -------------     --------------
    End of period......................................           23,633             22,423
                                                           -------------     --------------

Cumulative translation adjustment
    Beginning of period................................           12,186              5,908
    Change in period...................................            1,825              2,042
                                                           -------------     --------------
    End of period......................................           14,011              7,950
                                                           -------------     --------------
Minimum pension liability adjustment
    Beginning of period................................                -             (1,371)
    Change in period...................................                -                (45)
                                                           -------------     --------------
    End of period......................................                -             (1,416)
                                                           -------------     --------------

ACCUMULATED OTHER COMPREHENSIVE INCOME ............               37,644             28,957
                                                           -------------     --------------

RETAINED EARNINGS:
    Beginning of period................................           81,708             60,644
    Net income.........................................           50,343             16,740
    Dividends paid.....................................           (5,349)            (4,457)
                                                           -------------     --------------
    End of period......................................          126,702             72,927
                                                           -------------     --------------
TOTAL SHAREHOLDERS' EQUITY.........................        $     720,878     $      674,672
                                                           =============     ==============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
                Unaudited Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 2004 and 2003
                             (Dollars in thousands)

                                                                         Nine months ended
                                                                   -----------------------------
                                                                   September 30,   September 30,
                                                                        2004            2003
                                                                   -------------   -------------
OPERATING ACTIVITIES
Net income......................................................   $     50,343    $     16,740
Items not affecting cash:.......................................
    Realized losses.............................................          3,664           4,969
    Change in value of embedded derivatives.....................           (456)              -
    Amortization of investments.................................          8,321           3,940
    Amortization of deferred acquisition costs..................         64,355          35,803
    Amortization of present value of in-force business..........          5,034           2,353
    Changes in assets and liabilities:..........................
        Accrued interest........................................         (1,302)         (5,485)
        Reinsurance balances and risk fees receivable...........       (149,139)         (5,210)
        Deferred acquisition costs..............................       (168,260)       (105,856)
        Deferred tax benefit....................................        (10,209)         (8,766)
        Other assets............................................            (59)          2,903
        Current income tax receivable and payable...............        (26,864)         (1,484)
        Reserves for future policy benefits.....................        169,615         118,301
        Interest sensitive contract liabilities, net of funds
        withheld at interest....................................         35,741          12,111
        Accounts payable and accrued expenses...................         (5,779)         (1,226)
        Other...................................................          6,636          (6,645)
                                                                   -------------   -------------
Net cash (used in) provided by operating activities.............        (18,359)         62,448
                                                                   -------------   -------------

INVESTING ACTIVITIES
Purchase of fixed maturity investments..........................     (1,538,634)       (968,551)
Proceeds from sales of fixed maturity investments...............        498,397         212,929
Proceeds from maturity of investments...........................        257,625         165,466
Purchase of preferred stock.....................................        (23,662)        (71,168)
Proceeds from sales of preferred stock..........................         18,605          17,803
Proceeds from maturity of preferred stock.......................          4,805           1,762
Other...........................................................            946               -
                                                                   -------------   -------------
Net cash used in investing activities...........................       (781,918)       (641,759)
                                                                   -------------   -------------

FINANCING ACTIVITIES
Issuance of long term debt......................................         32,000               -
Proceeds from collateral facility liability.....................        200,000               -
Deposits to interest sensitive contract liabilities.............        518,451         449,185
Withdrawals from interest sensitive contract liabilities........        (59,211)        (27,635)
Issuance of ordinary shares.....................................          7,253         187,230
Repurchase of ordinary shares...................................              -         (29,981)
Repurchase of warrants..........................................              -          (1,600)
Dividends paid..................................................         (5,349)         (4,457)
                                                                   -------------   -------------
Net cash provided by financing activities.......................        693,144         572,742
                                                                   -------------   -------------
Net change in cash and cash equivalents.........................       (107,133)         (6,569)
Cash and cash equivalents, beginning of period..................        298,149         149,666
                                                                   -------------   -------------
CASH AND CASH EQUIVALENTS, END OF PERIOD                           $    191,016    $    143,097
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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


5.   Business segments (continued)

     In prior years, we reported our Wealth Management business as a separate segment. As this business is no longer a major contributor to our results, we have combined the reporting of this segment with our Other Segment for all periods presented. The segment reporting for the lines of business is as follows:


                                        Three months ended September 30, 2004
                              -------------------------------------------------------
                                    Life Reinsurance
                              ----------------------------
                              North America  International      Other         Total
                              -------------  --------------  ------------  -----------
Premiums earned..........      $  119,468     $    26,460     $        -    $ 145,928
Investment income, net...          53,250           2,105            164       55,519
Fee income...............           1,445               -          1,100        2,545
Realized gains (losses)..          (1,289)             67         (2,176)      (3,398)
Change in value of
  embedded derivatives...          (5,509)              -              -       (5,509)
                              -------------  --------------  ------------  -----------
Total revenues...........         167,365          28,632           (912)     195,085
                              -------------  --------------  ------------  -----------

Claims and other policy
  benefits...............          88,070          16,631              -      104,701
Interest credited to
  interest sensitive
  contract liabilities...          27,685               -              -       27,685
Acquisition costs and
  other insurance
  expenses, net..........          35,374           4,115            450       39,939
Operating expenses.......           4,437           4,941          3,836       13,214
Interest expense.........           1,266               -          2,086        3,352
                              -------------  --------------  ------------  -----------
Total benefits and
  expenses...............         156,832          25,687          6,372      188,891
                              -------------  --------------  ------------  -----------
Income (loss) before
  income taxes and
  minority interest......      $   10,533     $     2,945     $   (7,284)    $  6,194
                              =============  ==============  ============  ===========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


5.   Business segments (continued)


                                        Three months ended September 30, 2003
                              -------------------------------------------------------
                                    Life Reinsurance
                              ----------------------------
                              North America  International      Other         Total
                              -------------  --------------  ------------  -----------
Premiums earned..........      $   62,446     $   30,295     $        -     $  92,741
Investment income, net...          34,889          1,860          1,384        38,133
Fee income...............           2,128              -            804         2,932
Realized gains (losses)..             395           (89)            438           744
                              -------------  --------------  ------------  -----------
Total revenues...........          99,858         32,066          2,626       134,550
                              -------------  --------------  ------------  -----------

Claims and other policy
  benefits...............          46,559         22,865              -        69,424
Interest credited to
  interest sensitive
  contract liabilities...          33,294              -              -        33,294
Acquisition costs and
  other insurance
  expenses, net..........          21,634          5,355            604        27,593
Operating expenses.......           2,404          3,584          2,765         8,753
Interest expense.........             235              -          1,634         1,869
                              -------------  --------------  ------------  -----------
Total benefits and
  expenses...............         104,126         31,804          5,003       140,933
                              -------------  --------------  ------------  -----------
Income (loss) before
  income taxes and
  minority interest......      $   (4,268)    $      262     $   (2,377)    $  (6,383)
                              =============  ==============  ============  ===========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


5.   Business segments (continued)


                                        Nine months ended September 30, 2004
                              -------------------------------------------------------
                                    Life Reinsurance
                              ----------------------------
                              North America  International      Other         Total
                              -------------  --------------  ------------  -----------
Premiums earned..........      $  352,340     $   82,914     $        -     $435,224
Investment income, net...         151,636          7,828            975      160,439
Fee income...............           5,795              -          2,891        8,686
Realized losses..........         (1,149)          (273)        (2,242)      (3,664)
Change in value of
  embedded derivatives...             456              -              -          456
                              -------------  --------------  ------------  -----------
Total revenues...........         509,078         90,469          1,624      601,171
                              -------------  --------------  ------------  -----------

Claims and other policy
  benefits...............         266,147         56,709              -      322,856
Interest credited to
  interest sensitive
  contract liabilities...          77,342              -              -       77,342
Acquisition costs and
  other insurance
  expenses, net..........         100,611          8,097          1,689      110,397
Operating expenses.......          13,543         13,107         10,319       36,969
Interest expense.........           2,892              -          6,234        9,126
                              -------------  --------------  ------------  -----------
Total benefits and
  expenses...............         460,535         77,913         18,242      556,690
                              -------------  --------------  ------------  -----------
Income (loss) before
  income taxes and
  minority interest......      $   48,543     $   12,556     $  (16,618)    $ 44,481
                              =============  ==============  ============  ===========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


5.   Business segments (continued)


                                        Nine months ended September 30, 2003
                              -------------------------------------------------------
                                    Life Reinsurance
                              ----------------------------
                              North America  International      Other         Total
                              -------------  --------------  ------------  -----------
Premiums earned..........      $  158,471     $   93,825     $        -     $  252,296
Investment income, net...          97,169          5,604          3,499        106,272
Fee income...............           4,523              -          2,780          7,303
Realized gains (losses)..         (4,656)          (962)            649        (4,969)
                              -------------  --------------  ------------  -----------
Total revenues...........         255,507         98,467          6,928        360,902
                              -------------  --------------  ------------  -----------
Claims and other policy
  benefits...............         118,785         59,101              -        177,886
Interest credited to
  interest sensitive
  contract liabilities...          66,061              -              -         66,061
Acquisition costs and
  other insurance
  expenses, net..........          55,900         18,576          1,656         76,132
Operating expenses.......           6,819          9,425          8,523         24,767
Interest expense.........             712              -          4,821          5,533
                              -------------  --------------  ------------  -----------
Total benefits and
  expenses...............         248,277         87,102         15,000        350,379
                              -------------  --------------  ------------  -----------
Income (loss) before
  income taxes and
  minority interest......      $    7,230     $   11,365     $   (8,072)    $   10,523
                              =============  ==============  ============  ===========



        Assets                                September 30, 2004    December 31, 2003
                                              ------------------   ------------------
        Life Reinsurance
           North America....................  $        5,709,085   $        4,882,222
           International....................             374,714              308,459
                                              ------------------   ------------------
        Total Life Reinsurance..............           6,083,799            5,190,681
        Other...............................             809,009              862,836
                                              ------------------   ------------------
        Total...............................  $        6,892,808   $        6,053,517
                                              ==================   ==================

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                               Three months ended              Nine months ended
                                        -------------------------------  -------------------------------
                                          September 30,   September 30,     September        September
                                              2004             2003         30, 2004         30, 2003
                                        ---------------  --------------  ---------------  --------------
 Numerator:
 Net income........................      $      11,578    $      1,625     $     50,343    $     16,740
                                        ===============  ==============  ===============  ==============
 Denominator:
 Denominator for basic earnings
   per ordinary share - Weighted
   average number of ordinary
   shares..........................         35,869,413      33,248,670       35,648,913      29,119,913
 Effect of dilutive securities
   - Stock options.................            603,525       1,055,776          735,013         872,532
   - Warrants......................            771,350         936,322          852,223         655,135
   - Hybrid Capital Units..........                  -               -           32,271               -
                                        ---------------  --------------  ---------------  --------------
 Denominator for dilutive earnings
   per ordinary share..............         37,244,288      35,240,768       37,268,420      30,647,580
                                        ---------------  --------------  ---------------  --------------
 Earnings per ordinary share from
   continuing operations - Basic...      $        0.32    $       0.05     $       1.41    $       0.64
                                        ===============  ==============  ===============  ==============
 Earnings per ordinary share from
   continuing operations - Diluted.      $        0.31    $       0.05     $       1.35    $       0.60
                                        ===============  ==============  ===============  ==============
 Basic earnings per ordinary share.      $        0.32    $       0.05     $       1.41    $       0.57
                                        ===============  ==============  ===============  ==============
 Diluted earnings per ordinary share...  $        0.31    $       0.05     $       1.35    $       0.55
                                        ===============  ==============  ===============  ==============

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

8.   Deferred acquisition costs

     The change in deferred acquisition costs is as follows:

                                         Three months ended              Nine months ended
                                  -------------------------------  -------------------------------
                                    September 30,   September 30,   September 30     September 30
                                        2004             2003           2004             2003
                                  ---------------  --------------  ---------------  --------------

 Balance beginning of period..      $    391,049     $  262,015       $  308,591      $  213,516
 Expenses deferred............            43,484         37,927          168,259         105,856
 Amortization expense.........           (22,365)       (14,216)         (64,355)        (35,803)
 Deferred acquisition costs
  on realized gains (losses)..              (288)          (790)            (615)          1,367
                                  ---------------  --------------  ---------------  --------------
    Balance end of period.....      $    411,880     $  284,936       $  411,880      $  284,936
                                  ---------------  --------------  ---------------  --------------

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

12.  Long-term debt


     Long-term debt consists of:

                                                       September 30, 2004      December 31, 2003
                                                     ----------------------   -------------------
4.5% senior convertible notes due 2022.............  $            115,000     $          115,000
Capital securities due 2032........................                17,500                 17,500
Trust preferred securities due 2033................                20,000                 20,000
Trust preferred securities due 2033................                10,000                 10,000
Trust preferred securities due 2034................                32,000                      -
                                                     ----------------------   -------------------
Total                                                $            194,500     $          162,500
                                                     ======================   ===================

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


15.  Stock option plans (continued)

     Our pro forma information is as follows:

                                               Three months ended              Nine months ended
                                        -------------------------------  -------------------------------
                                          September 30,   September 30,   September 30,    September 30,
                                              2004             2003           2004             2003
                                        ---------------  --------------  ---------------  --------------

 Net income -- as reported..........      $    11,578    $        1,625      $   50,343       $     16,740
 Stock-based employee compensation
    cost, net of related tax
    effects, included in the
    determination of net income as
    reported.......................               127                77             340                158
 Stock-based employee compensation
    cost, net of related tax effects,
    that would have been included in
    the determination of net income
    if the fair value based method had
    been applied to all awards..........         (305)             (562)         (1,028)            (1,881)
                                          -----------     -------------      ----------       ------------
 Net income -- pro forma............      $    11,400     $       1,140      $   49,655       $     15,017
                                          ===========     =============      ==========       ============

 Basic earnings per ordinary share
    -- as reported..................      $      0.32     $        0.05      $     1.41       $       0.57
                                          ===========     =============      ==========       ============
 Basic earnings per ordinary share
    -- pro forma....................      $      0.32     $        0.03      $     1.39       $       0.52
                                          ===========     =============      ==========       ============
 Diluted earnings per ordinary
    share -- as reported............      $      0.31     $        0.05      $     1.35       $       0.55
                                          ===========     =============      ==========       ============
 Diluted earnings per ordinary
    share -- pro forma..............      $      0.31     $        0.03      $     1.33       $       0.49
                                          ===========     =============      ==========       ============

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


16.  Credit facilities

     During 2003, we renewed our credit facilities, which as of September 30, 2004 consisted of:

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At September 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $821.8 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At September 30, 2004, our net worth was $720.9 million and the ratio of debt to total capitalization was 18.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At September 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at September 30, 2004 and $31.2 million at December 31, 2003.

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

17.   Restatement of Unaudited Consolidated Financial Statements

     During the fourth quarter of 2004, we determined that our International Segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and related income tax benefits in the quarters ended June 30, 2004 and September 30, 2004. The effect of these errors was to understate net income by $1.1 million in the three months ended June 30, 2004, or $0.03 per diluted ordinary share, to overstate net income by $1.2 million in the three months ended September 30, 2004, or $0.03 per diluted share, to overstate net income by $112,000 in the nine month period ended September 30, 2004 and to overstate shareholder's equity by $112,000 at September 30, 2004. There is no impact on the previously reported earnings per diluted ordinary share for the nine months ended September 30, 2004.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


17.   Restatement of Unaudited Consolidated Financial Statements (continued)

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

     A summary of the effects of corrections of these amounts for the three and nine months ended September 30, 2004 is as follows:


Unaudited Consolidated Balance Sheet                     September 30, 2004

                                                       As Previously
                                                         Reported     Restated

Reinsurance balances and risk fees receivable           $   290,763  $  288,377
Deferred acquisition costs                                  411,540     411,880
Deferred tax benefit                                          8,913       9,623
Total assets                                              6,894,144   6,892,808
Reserves for future policy benefits                       1,603,840   1,602,348
Reinsurance balances payable                                 93,678      93,946
Total liabilities                                         6,021,323   6,020,099
Retained earnings                                           126,814     126,702
Total shareholders' equity                                  720,990     720,878
Total liabilities and shareholders' equity             $  6,894,144  $6,892,808


                                                         Three Months Ended        Nine Months Ended
                                                         September 30, 2004        September 30, 2004

                                                      As Previously            As Previously
Unaudited Consolidated Statement of Income              Reported     Restated     Reported     Restated

Premiums earned                                         $   148,987   $ 145,928    $  440,217   $ 435,254
Total revenues                                              198,144     195,085       606,134     601,171
Claims and other policy benefits                            104,970     104,701       324,112     322,856
Acquisition costs and other insurance expenses, net          40,312      39,939       113,282     110,397
Total benefits and expenses                                 189,533     188,891       560,831     556,691
Income before income taxes and minority interest              8,611       6,194        45,303      44,481
Income tax benefit                                            4,212       5,401         5,507       6,217
Income before minority interest                              12,823      11,595        50,810      50,698
Net income                                              $    12,806   $  11,578    $   50,455   $  50,343
Earnings per ordinary share from continuing
operations - Basic                                      $      0.36   $    0.32    $     1.42   $    1.41





                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


17.  Restatement of Unaudited Consolidated Financial Statements (continued)

Earnings per ordinary share from continuing
operations - Diluted                                    $      0.34   $    0.31    $     1.35   $    1.35
Earnings Per Ordinary Share - Basic                     $      0.36   $    0.32    $     1.42   $    1.41
Earnings Per Ordinary Share - Diluted                   $      0.34   $    0.31    $     1.35   $    1.35

Unaudited Consolidated Statement of Comprehensive Income
Net income                                              $    12,806   $  11,578    $   50,455   $  50,343
Comprehensive income (loss)                             $    53,588   $  52,360    $   59,065   $  58,953

Unaudited Consolidated Statement of Shareholders' Equity
Net income                                                                         $   50,455   $  50,343
Retained earnings - end of period                                                     126,814     126,702
Total shareholders' equity                                                         $  720,990   $ 720,878

Unaudited Consolidated Statement of Cash Flows
Net income                                                                         $   50,455   $  50,343
Change in assets and liabilities:
   Reinsurance balances and risk fees receivable                                     (151,793)   (149,139)
   Deferred acquisition costs                                                        (167,919)   (168,260)
   Deferred tax benefit                                                                (9,499)    (10,209)
   Reserves for future policy benefits                                            $   171,106  $  169,615

Note 5 Business Segments

Restatements were in respect of the International Business Segment as follows:

Premiums earned                                         $    29,519   $  26,460   $    87,877  $   82,914
Total revenues                                               31,691      28,632        95,423      90,469
Claims and other policy benefits                             16,900      16,631        57,965      56,709
Acquisition costs and other insurance expenses, net           4,488       4,115        10,982       8,097
Total benefits and expenses                                  26,329      25,687        82,054      77,913
Income before income taxes and minority interest        $     5,362   $   2,945   $    13,378  $   12,556

Note 6 Earnings per ordinary share

Net income                                              $    12,806   $  11,578   $    50,455  $   50,343
Earnings per ordinary share from continuing
operations - Basic                                      $      0.36   $    0.32   $      1.42  $     1.41
Earnings per ordinary share from continuing
operations - Diluted                                    $      0.34   $    0.31   $      1.35  $     1.35
Earnings per ordinary share - Basic                     $      0.36   $    0.32   $      1.42  $     1.41
Earnings per ordinary share - Diluted                   $      0.34   $    0.31   $      1.35  $     1.35

Note 8 Deferred acquisition costs

Expenses deferred                                       $    43,144   $  43,484   $   167,919  $  168,259
Balance - end of period                                 $   411,540     411,880   $   411,540  $  411,880





                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                               September 30, 2004


17.  Restatement of Unaudited Consolidated Financial Statements (continued)

Note 15 Stock option plans

Net income - as reported                                $     12,806  $  11,578   $    50,455  $   50,343
Net income - pro forma                                  $     12,628  $  11,400   $    49,767  $   49,655
Basic earnings per ordinary share - as reported         $       0.36  $    0.32   $      1.42  $     1.41
Basic earnings per ordinary share - pro forma           $       0.35  $    0.32   $      1.40  $     1.39
Diluted earnings per ordinary share - as reported       $       0.34  $    0.31   $      1.35  $     1.35
Diluted earnings per ordinary share - pro forma         $       0.34  $    0.31   $      1.34  $     1.33

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

Results of Operations

Consolidated results of operations

                                              Three months ended              Nine months ended
                                        -------------------------------- -----------------------------
                                          September 30,   September 30,   September 30,  September 30,
                                              2004            2003            2004           2003
                                        --------------- ---------------- -------------- --------------
 Premiums earned......................  $    145,928    $     92,741     $    435,254    $   252,296
 Investment income, net...............        55,519          38,133          160,439        106,272
 Fee income...........................         2,545           2,932            8,686          7,303
 Realized gains (losses)..............        (3,398)            744           (3,664)        (4,969)
 Change in value of embedded
 derivatives..........................        (5,509)              -              456              -
                                        --------------- ---------------- -------------- --------------
 Total revenues.......................       195,085         134,550          601,171        360,902
                                        --------------- ---------------- -------------- --------------

 Claims and other policy benefits.....       104,701          69,424          322,856        177,886
 Interest credited to interest
 sensitive contract liabilities.......        27,685          33,294           77,342         66,061
 Acquisition costs and other
 insurance expenses, net..............        39,939          27,593          110,397         76,132
 Operating expenses...................        13,214           8,753           36,969         24,767
 Interest expense.....................         3,352           1,869            9,126          5,533
                                        --------------- ---------------- -------------- --------------
 Total benefits and expenses..........       188,891         140,933          556,690        350,379
                                        --------------- ---------------- -------------- --------------
 Income before income taxes and
 minority interest....................         6,194          (6,383)          44,481         10,523
 Income tax benefit...................         5,401           8,165            6,217          7,999
                                        --------------- ---------------- -------------- --------------
 Income before minority interest......        11,595           1,782           50,698         18,522
 Minority interest....................          (17)               -             (355)             -
                                        --------------- ---------------- -------------- --------------
 Income from continuing operations....        11,578           1,782           50,343         18,522
 Loss from discontinued operations....             -            (157)               -         (1,782)
                                        --------------- ---------------- -------------- --------------
 Net income...........................  $     11,578    $      1,625     $     50,343    $    16,740
                                        =============== ================ ============== ==============

     Total revenues increased by 45% to $195.1 million in the quarter ended September 30, 2004 from $134.6 million in the same period of 2003. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and derivative instruments and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, and our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004. Growth in these areas has been offset by realized losses on investments and derivatives and the change in value of embedded derivatives. The change in value of the embedded derivatives arises from the implementation of DIG B36.

     Total benefits and expenses increased by 34% to $188.9 million in the quarter ended September 30, 2004 from $140.9 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, additional operating costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002 and additional interest expense

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004.

     Total revenues increased by 67% to $601.2 million in the nine months ended September 30, 2004 from $360.9 million in the same period of 2003. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003, our HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004. Growth in this area has been offset by realized losses on investments and derivatives.

     Total benefits and expenses increased by 59% to $556.7 million in the nine months ended September 30, 2004 from $350.4 million in the same period in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, additional operating costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002 and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and second quarter of 2004.

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

     Earnings per ordinary share

                                              Three months ended              Nine months ended
                                        -------------------------------- -----------------------------
                                          September 30,   September 30,   September 30,  September 30,
                                              2004            2003            2004           2003
                                        --------------- ---------------- -------------- --------------
 Income from continuing operations......   $    11,578     $      1,782    $     50,343   $     18,522
                                        =============== ================ ============== ==============
 Net income.............................   $    11,578     $      1,625    $     50,343   $     16,740
                                        =============== ================ ============== ==============
 Earnings per ordinary share from
 continuing operations - Basic..........   $      0.32     $        0.05   $       1.41   $       0.64
                                        =============== ================ ============== ==============
 Earnings per ordinary share from
 continuing operations - Diluted........   $      0.31     $        0.05   $       1.35   $       0.60
                                        =============== ================ ============== ==============
 Basic earnings per ordinary share......   $      0.32     $        0.05   $       1.41   $       0.57
                                        =============== ================ ============== ==============
 Diluted earnings per ordinary share....   $      0.31     $        0.05   $       1.35   $       0.55
                                        =============== ================ ============== ==============

 Weighted average number of ordinary
 shares outstanding:
 Basic..................................     35,869,413      33,248,670      35,648,913      29,119,913
                                        =============== ================ ============== ==============
 Diluted................................     37,244,288      35,240,768      37,268,420      30,647,580
                                        =============== ================ ============== ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Income from continuing operations for the quarter ended September 30, 2004 increased 550% to $11.6 million from $1.8 million in the same period in 2003. In the three month period ended September 30, 2003 we incurred a charge of $12.5 million to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Income from continuing operations has increased due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs and interest expense, and realized losses on our investments and derivatives and the change in value of the embedded derivative.

     Diluted earnings per ordinary share amounted to $0.31 for the quarter ended September 30, 2004 and $0.05 in the same period in 2003, an increase of 520%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares outstanding, on a fully diluted basis, has increased from 35,240,768 for the three months ended September 30, 2003 to 37,244,288 for the three months ended September 30, 2004 principally as a result of the offering of 9,200,000 million shares in July 2003.

     Income from continuing operations for the nine months ended September 30, 2004 increased 172% to $50.3 million from $18.5 million in the same period in 2003. In the nine months ended September 30, 2004 we incurred a change of $12.5 million to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Income from continuing operations has increased due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs and interest expense and realized losses on our investments and derivatives.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Segment Operating Results

Life Reinsurance North America

                                              Three months ended              Nine months ended
                                        -------------------------------- -----------------------------
                                          September 30,   September 30,   September 30,  September 30,
                                              2004            2003            2004           2003
                                        --------------- ---------------- -------------- --------------
Premiums earned.....................     $    119,468      $   62,446      $ 352,340      $  158,471
Investment income, net..............           53,250          34,889        151,636          97,169
Fee income..........................            1,445           2,128          5,795           4,523
Realized gains (losses).............           (1,289)            395         (1,149)         (4,656)
Change in value of embedded
derivatives.........................           (5,509)              -            456               -
                                        --------------- ---------------- -------------- --------------
Total revenues......................          167,365          99,858        509,078         255,507
                                        --------------- ---------------- -------------- --------------

Claims and other policy benefits....           88,070          46,559        266,147         118,785
Interest credited to interest
sensitive contract liabilities......           27,685          33,294         77,342          66,061
Acquisition costs and other
insurance expenses, net.............           35,374          21,634        100,611          55,900
Operating expenses..................            4,437           2,404         13,543           6,819
Interest expense....................            1,266             235          2,892             712
                                        --------------- ---------------- -------------- --------------
Total benefits and expenses.........          156,832         104,126        460,535         248,277
                                        --------------- ---------------- -------------- --------------
Income (loss) before income taxes
and minority interest...............     $     10,533      $   (4,268)     $  48,543      $    7,230
                                        =============== ================ ============== ==============

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

     The components of these expenses are as follows:

                                                               Three Months Ended
                                                                 September 30,
                                                            -----------------------
                                                               2004         2003
                                                            ----------- -----------
                                                            (dollars in thousands)
Commissions, excise taxes and other insurance expenses..    $  57,556       45,891
Deferral of expenses....................................      (39,860)    (38,280)
                                                            ----------- -----------
                                                               17,696       7,611
Amortization -- Present value of in-force business.......         343           -
Amortization -- Deferred acquisition costs...............      17,335      14,023
                                                            ----------- -----------
Total...................................................    $  35,374    $ 21,634
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

     The components of these expenses are as follows:

                                                               Nine Months Ended
                                                                 September 30,
                                                            -----------------------
                                                               2004         2003
                                                            ----------- -----------
                                                            (dollars in thousands)
Commissions, excise taxes and other insurance expenses..     $202,205    $130,890
Deferral of expenses....................................     (157,807)   (110,248)
                                                            ----------- -----------
                                                               44,398      20,642
Amortization -- Present value of in-force business.......       2,536           -
Amortization -- Deferred acquisition costs...............      53,677      35,258
                                                            ----------- -----------
Total...................................................     $100,611    $ 55,900
                                                            =========== ===========

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $2.9 million for the nine months ended September 30, 2004 from $0.7 million in the same period in 2003, results from the issuance of an additional $62.0 million of these securities in October 2003, November 2003, and May 2004.

 Life Reinsurance International

                                           Three months ended               Nine months ended
                                    ----------------------------------------------------------------
                                     September 30,   September 30,   September 30,    September 30,
                                          2004            2003            2004            2003
                                    --------------- --------------- ---------------- ---------------
 Premiums earned...................   $   26,460     $   30,295       $   82,914       $  93,825
 Investment income, net............        2,105          1,860            7,828           5,604
 Realized gains (losses)...........           67            (89)            (273)           (962)
                                    --------------- --------------- ---------------- ---------------
 Total revenues....................       28,632         32,066           90,469          98,467
                                    --------------- --------------- ---------------- ---------------

 Claims and other policy benefits..       16,631         22,865           56,709          59,101
 Acquisition costs and other
 insurance expenses, net...........        4,115          5,355            8,097          18,576

 Operating expenses................        4,941          3,584           13,107           9,425
                                    --------------- --------------- ---------------- ---------------
 Total benefits and expenses.......       25,687         31,804           77,913          87,102
                                    --------------- --------------- ---------------- ---------------
 Income before income taxes and
 minority interest.................   $    2,945     $      262       $   12,556       $  11,365
                                    =============== =============== ================ ===============

     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance.

     Premiums earned in our Life Reinsurance International Segment during the quarter ended September 30, 2004 decreased 14% to $26.4 million in comparison with $30.3 million in the same period in 2003. Premiums earned from a portfolio acquired in 2002 were $2.1 million lower in the quarter ended September 30, 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 1% in the quarter ended September 30, 2004 to $ 16.6 million in comparison with $16.7 million in the same period in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 21% from $7.6 million to $6.0 million. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned. During the year to date we have decided not to renew certain contracts, which do not meet our required return thresholds.

     Investment income for the quarter ended September 30, 2004 has increased to $2.1 million compared to $1.9 million for the same period in 2003. The increase is due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment decreased to $16.6 million in the quarter ended September 30, 2004 from $22.9 million in the same quarter in 2003. Claims from a portfolio acquired in 2002 were $1.6 million lower in the quarter ended September 30,

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


2004 compared to the same quarter in the prior year due to the run off nature of the portfolio. Claims in the current quarter, compared to the same quarter in 2003, have been impacted by the introduction of the estimates process described above.

     During the quarter ended September 30, 2004, acquisition costs and other insurance expenses decreased by $1.2 million or 23% to $4.1 million from $5.4 million in the same period in 2003. Acquisition costs have also been impacted by the estimate process described above.

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

     Premiums earned in our Life Reinsurance International Segment during the nine months ended September 30, 2004 decreased 12% to $82.9 million in comparison with $93.8 million in the same period in 2003. Premiums earned from a portfolio acquired late in 2002 were $5.0 million lower in the first nine months of 2004 compared to the same period in the prior year due to the run off nature of the portfolio. Other life reinsurance reported earned premium decreased by 7% in the nine months ended September 30, 2004 to $47.2 million in comparison with $50.9 million in 2003. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 9% from $23.3 million to $21.1 million. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. In prior years premiums earned in this segment were subject to variation from quarter to quarter because of the reporting delays. As part of the implementation of this segment's new administrative system, improved data has been compiled which has allowed us to more accurately estimate our premium earned.

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

     Claims and other policy benefits in our Life Reinsurance International Segment decreased by 4% to $56.7 million in the nine months ended September 30, 2004 from $59.1 million in the same period in 2003. Claims in the current nine month period, compared to the same period in 2003, have been impacted by the introduction of the estimates process described above. During the current nine month period we have recognized claims and other policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition described above. In addition during the period we incurred $1.0 million in respect of a claim from our stop loss business. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

     During the nine months ended September 30, 2004 acquisition costs and other insurance expenses decreased by $10.5 million or 56% to $8.1 million from $18.6 million in the same period in 2003. Acquisition costs for a portfolio acquired in late 2002 are $2.0 million lower due to the run off nature of the portfolio. Acquisition costs have also been impacted by the estimate process described above. Acquisition costs includes the amortization of the present value of in-force business. This is $1.9 million lower in the nine month period of 2004 compared to the same period of 2003 primarily due to the sale of

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


the unit linked business in the second quarter of 2003. In the current year we recognized a commission due of $1.8 million arising from a run off book of business.

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

Other

                                           Three months ended               Nine months ended
                                    ----------------------------------------------------------------
                                     September 30,   September 30,   September 30,    September 30,
                                          2004            2003            2004            2003
                                    --------------- --------------- ---------------- ---------------
Investment income, net.............    $    164       $    1,384      $     975        $    3,499
Fee income.........................       1,100              804          2,891             2,780
Realized gains (losses)............      (2,176)             438         (2,242)              649
                                    --------------- --------------- ---------------- ---------------
Total revenues.....................        (912)           2,626          1,624             6,928
                                    --------------- --------------- ---------------- ---------------

Acquisition costs and other
insurance expenses, net............         450              604          1,689             1,656
Operating expenses.................       3,836            2,765         10,319             8,523
Interest expense...................       2,086            1,634          6,234             4,821
                                    --------------- --------------- ---------------- ---------------
Total benefits and expenses........       6,372            5,003         18,242            15,000
                                    --------------- --------------- ---------------- ---------------
Loss before income taxes and
minority interest..................    $ (7,284)      $   (2,377)     $ (16,618)       $   (8,072)
                                    =============== =============== ================ ===============

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

                                   Three months ended September 30, 2004
                      ---------------------------------------------------------------
                        Credit Concern           Other                  Total
                      ------------------ --------------------- ----------------------
Days                   Proceeds   Loss     Proceeds     Loss     Proceeds     Loss
                      ---------- ------- ------------ -------- ----------- ----------
                                          (dollars in thousands)
0-90...............      $  250  $  (84)    $ 9,556    $ (377)   $ 9,806    $  (461)
91-180.............         105     (45)      3,796       (57)     3,901       (102)
181-270............           -       -           -         -          -          -
271-360............           -       -         187       (15)       187        (15)
Greater than 360...           -       -         388       (33)       388        (33)
                      ---------- ------- ------------ -------- ----------- ----------
Total..............      $  355  $ (129)    $13,927    $ (482)   $14,282    $  (611)
                      ========== ======= ============ ======== =========== ==========

                                   Three months ended September 30, 2003
                      ---------------------------------------------------------------
                        Credit Concern           Other                  Total
                      ------------------ --------------------- ----------------------
Days                   Proceeds   Loss     Proceeds     Loss     Proceeds     Loss
                      ---------- ------- ------------ -------- ----------- ----------
                                          (dollars in thousands)
0-90...............     $     -  $    -     $17,657    $ (180)   $17,657    $  (180)
91-180.............         100     (83)      2,108       (10)     2,208        (93)
181-270............           -       -         279        (2)       279         (2)
271-360............           -       -         479       (55)       479        (55)
Greater than 360...       1,577    (765)      1,380      (116)     2,957       (881)
                      ---------- ------- ------------ -------- ----------- ----------
Total..............     $ 1,677  $ (848)    $21,903    $ (363)   $23,580    $(1,211)
                      ========== ======= ============ ======== =========== ==========

                                    Nine months ended September 30, 2004
                      ---------------------------------------------------------------
                        Credit Concern           Other                  Total
                      ------------------ --------------------- ----------------------
Days                   Proceeds   Loss     Proceeds     Loss     Proceeds     Loss
                      ---------- ------- ------------ -------- ----------- ----------
                                          (dollars in thousands)
0-90...............   $    250   $  (84)  $ 112,405   $ (2,596) $ 112,655   $ (2,680)
91-180.............      1,909     (136)     29,426       (311)    31,335       (447)
181-270............      3,216     (106)        494        (15)     3,710       (121)
271-360............          -        -       2,374        (41)     2,374        (41)
Greater than 360...      5,060     (548)        388        (33)     5,448       (581)
                      ---------- ------- ------------ -------- ----------- ----------
Total..............   $ 10,435   $ (874)  $ 145,087   $ (2,996) $ 155,522   $ (3,870)
                      ========== ======= ============ ======== =========== ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                    Nine months ended September 30, 2003
                      ---------------------------------------------------------------
                        Credit Concern           Other                  Total
                      ------------------ --------------------- ----------------------
Days                   Proceeds   Loss     Proceeds     Loss     Proceeds     Loss
                      ---------- ------- ------------ -------- ----------- ----------
                                           (dollars in thousands)
0-90...............   $      -   $     -   $  20,133   $ (183)  $  20,133   $   (183)
91-180.............      3,529      (295)      2,108      (10)      5,637       (305)
181-270............      1,200      (241)        279       (2)      1,479       (243)
271-360............          -         -         479      (55)        479        (55)
Greater than 360...      3,051      (778)      1,380     (116)      4,431       (894)
                      ---------- ------- ------------ -------- ----------- ----------
Total..............   $  7,780   $(1,314)  $  24,379   $ (366)  $  32,159   $ (1,680)
                      ========== ======= ============ ======== =========== ==========

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

                                                             September 30, 2004
                                                             ------------------
          Portfolio performance............................         2.1%
          Customized index.................................         2.6%
          Lehman Brothers Global Bond Index................         3.4%
          S&P 500..........................................        (1.9)%

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                   September 30, 2004     December 31, 2003
                                                 ---------------------  --------------------
       Ratings                                      $ in                  $ in
       -------                                    millions       %      millions       %
                                                 ----------- ---------  ---------- ---------
       AAA......................................  $ 1,109.2      36.0%  $   785.4      32.7%
       AA.......................................      395.5      12.9       298.4      12.4
       A........................................      962.3      31.3       762.7      31.7
       BBB......................................      580.3      18.9       540.8      22.5
       BB or below..............................       28.8       0.9        16.6       0.7
                                                 ----------- ---------  ---------- ---------
       Total....................................  $ 3,076.1     100.0%  $ 2,403.9     100.0%
                                                 =========== =========  ========== =========

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                   September 30, 2004    December 31, 2003
                                                 ---------------------  --------------------
       Sector                                       $ in                  $ in
       ------                                     millions       %      millions       %
                                                 ----------- ---------  ---------- ---------

       U.S. Treasury securities and U.S.
          government agency obligations.......    $     45.4      1.4%  $     74.6      3.1%
       Corporate securities...................      1,106.5       36.0    1,119.6       46.6
       Municipal bonds........................         14.9        0.5        1.8        0.1
       Mortgage and asset backed securities...      1,630.7       53.0      818.7       34.0
       Preferred stock........................        125.1        4.1      126.5        5.3
                                                 ----------- ---------  ---------- ---------
                                                    2,922.6       95.0    2,141.2       89.1
       Cash...................................        153.5        5.0      262.7       10.9
                                                 ----------- ---------  ---------- ---------
       Total..................................     $3,076.1     100.0%   $2,403.9     100.0%
                                                 =========== =========  ========== =========

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

                                                             September 30, 2004
                                               ---------------------------------------------
                                                Estimated                Unrealized
                                                Fair Value       %          Loss          %
                                               -----------   ---------  ---------- ---------
                                                            Dollars in thousands
Corporate securities........................  $   258,826       27.1%   $ (2,815)    20.1%
Other structured securities.................      395,848       41.4      (7,871)    56.3
Collateralized mortgage obligations.........      163,650       17.1      (1,458)    10.4
Preferred stock.............................       42,979        4.5        (902)     6.5
Mortgage backed securities..................       67,434        7.1        (755)     5.4
Governments.................................       20,037        2.1         (76)     0.6
Municipal bonds.............................        6,858        0.7         (96)     0.7
                                               -----------   ---------  ---------- ---------
Total.......................................  $   955,632      100.0%   $(13,973)   100.0%
                                               ===========   =========  ========== =========

                                                               December 31, 2003
                                               ---------------------------------------------
                                                Estimated                Unrealized
                                                Fair Value       %          Loss          %
                                               -----------   ---------  ---------- ---------
                                                              Dollars in thousands
Corporate securities..................          $ 223,555       41.4%   $ (3,823)    26.2%
Other structured securities...........            154,065       28.5      (8,943)    61.3
Collateralized mortgage obligations...             95,455       17.7        (863)     5.9
Governments...........................             25,838        4.8        (400)     2.7
Preferred stock.......................             21,303        3.9        (299)     2.1
Mortgage backed securities............             19,900        3.7        (255)     1.8
                                               -----------   ---------  ---------- ---------
Total.................................          $ 540,116      100.0%   $(14,583)   100.0%
                                               ===========   =========  ========== =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


        The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                    September 30, 2004
                           ----------------------------------------------------------------------
                                                    Estimated              Unrealized
       Days                Book Value       %       Fair Value      %         Loss         %
      ------               ------------ --------- -------------- -------- ------------- ---------
                                                   Dollars in thousands
       0-90..............     $358,312      37.0%    $356,296      37.3%     $(2,016)     14.4%
       91-180............      375,674      38.7      372,314      39.0       (3,360)      24.0
       181-270...........      129,258      13.3      124,664      13.0       (4,594)      32.9
       271-360...........       19,880       2.1       19,625       2.1         (255)       1.8
       Greater than 360..       86,481       8.9       82,733       8.6       (3,748)      26.9
                           ------------ --------- -------------- -------- ------------- ---------
       Total.............     $969,605     100.0%    $955,632     100.0%    $(13,973)     100.0%
                           ============ ========= ============== ======== ============= ==========

                                                     December 31, 2003
                           ----------------------------------------------------------------------
                                                    Estimated              Unrealized
       Days                Book Value       %       Fair Value      %         Loss         %
      ------               ------------ --------- -------------- -------- ------------- ---------
                                                   Dollars in thousands
       0-90..............    $ 308,267      55.6%    $304,511      56.4%    $ (3,756)      25.8%
       91-180............      115,702      20.9      113,405      21.0       (2,297)      15.8
       181-270...........       56,362      10.1       55,243      10.2       (1,119)       7.7
       271-360...........       13,486       2.4       13,064       2.4         (422)       2.9
       Greater than 360..       60,882      11.0       53,893      10.0       (6,989)      47.8
                           ------------ --------- -------------- -------- ------------- ---------
       Total.............    $ 554,699     100.0%    $540,116     100.0%    $(14,583)     100.0%
                           ============ ========= ============== ======== ============= ==========

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

                                                    September 30, 2004
                           ----------------------------------------------------------------------
                            Amortized               Estimated              Unrealized
                              Cost          %       Fair Value      %         Loss         %
                           ------------ --------- -------------- -------- ------------- ---------
 Industry                                              Dollars in thousands
----------
 Mortgage and asset
   backed securities...... $   637,016     65.7%   $   626,932     65.6%     $(10,084)    72.2%
 Banking..................      70,539      7.3         69,671      7.3          (868)     6.2
 Communications...........      29,004      3.0         28,547      3.0          (457)     3.3
 Financial other .........      26,395      2.7         26,003      2.7          (392)     2.8
 Electric.................      22,315      2.3         22,191      2.3          (124)     0.9
 Brokerage................      21,964      2.3         21,789      2.3          (175)     1.3
 Supranationals...........      18,495      1.9         18,251      1.9          (244)     1.7
 Other....................     143,877     14.8        142,248     14.9        (1,629)    11.6
                           ------------ --------- -------------- -------- ------------- ---------
 Total.................... $   969,605    100.0%   $   955,632    100.0%     $(13,973)   100.0%
                           ============ ========= ============== ======== ============= =========

                                                     December 31, 2003
                           ----------------------------------------------------------------------
                            Amortized               Estimated              Unrealized
                              Cost          %       Fair Value      %         Loss         %
                           ------------ --------- -------------- -------- ------------- ---------
 Industry                                              Dollars in thousands
----------
 Mortgage and asset
   backed securities...... $   279,481     50.4%   $   269,420     49.9%  $   (10,061)    69.0%
 Banking..................      38,738      7.0         38,201      7.1          (537)     3.7
 Consumer non-cyclical....      23,009      4.1         22,632      4.2          (377)     2.6
 Communications...........      27,401      4.9         27,055      5.0          (346)     2.4
 Financial companies......      21,900      3.9         21,539      4.0          (361)     2.5
 Insurance................      17,467      3.1         17,289      3.2          (178)     1.2
 Transportation...........       7,382      1.3          6,534      1.2          (848)     5.8
 Other....................     139,321     25.3        137,446     25.4        (1,875)    12.8
                           ------------ --------- -------------- -------- ------------- ---------
 Total.................... $   554,699    100.0%   $   540,116    100.0%  $   (14,583)   100.0%
                           ============ ========= ============== ======== ============= =========


     The expected maturity dates of securities that have an unrealized loss at September 30, 2004 and December 31, 2003 are presented in the table below.

                                                         September 30, 2004
                                ----------------------------------------------------------------------
                                 Amortized               Estimated              Unrealized
                                   Cost          %       Fair Value      %         Loss         %
                                ------------ --------- -------------- -------- ------------- ---------
Maturity                                              Dollars in thousands
----------
Due in one year or less......   $   113,510     11.7%   $   111,714      11.7%  $   (1,796)    12.9%
Due in one through five years       510,782     52.7        506,167      53.0       (4,615)    33.0
Due in five through ten years       253,898     26.2        247,928      25.9       (5,970)    42.7
Due after ten years..........        91,415      9.4         89,823       9.4       (1,592)    11.4
                                ------------ --------- -------------- -------- ------------- ---------
Total........................   $   969,605    100.0%   $   955,632     100.0%  $  (13,973)   100.0%
                                ============ ========= ============== ======== ============= =========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                            December 31, 2003
                                ----------------------------------------------------------------------
                                                        Estimated               Unrealized
   Maturity                      Book Value      %      Fair Value        %         Loss        %
 -----------                    ------------ --------- -------------- -------- ------------- ---------
                                                           Dollars in thousands
   Due in one year or less...... $   57,518     10.4%    $  57,129      10.6%   $     (389)    2.7%
   Due in one through five years    220,835     39.8       214,836      39.8        (5,999)    41.1
   Due in five through ten years    232,231     41.9       225,844      41.8        (6,387)    43.8
   Due after ten years..........     44,115      7.9        42,307       7.8        (1,808)    12.4
                                ------------ --------- -------------- -------- ------------- ---------
   Total........................ $  554,699    100.0%    $ 540,116     100.0%   $  (14,583)   100.0%
                                ============ ========= ============== ======== ============= =========

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

                                              September 30, 2004         December 31, 2003
                                            -----------------------   -----------------------
        Ratings                             $ in millions      %      $ in millions      %
        -------                             -------------- --------   -------------- --------
        AAA...............................  $      223.2      14.5%         $216.6      13.9%
        AA................................          72.6       4.7            76.9       4.9
        A.................................         517.9      33.7           528.6      34.0
        BBB...............................         527.9      34.4           537.6      34.6
        BB or below.......................          64.0       4.2            66.0       4.3
                                            -------------- --------   -------------- --------
                                                 1,405.6      91.5         1,425.7      91.7
        Commercial mortgage loans.........         130.3       8.5           129.4       8.3
                                            -------------- --------   -------------- --------
        Total.............................  $    1,535.9     100.0%      $ 1,555.1     100.0%
                                            ============== ========   ============== ========

        According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                               September 30, 2004        December 31, 2003
                                            -----------------------   -----------------------
        Sector                              $ in millions      %      $ in millions      %
        ------                              -------------- --------   -------------- --------
        U.S. Treasury securities and
          U.S. government agency
          obligations..................     $       35.2       2.3%      $    32.0       2.1%
        Corporate securities...........          1,021.1      66.5         1,041.2      67.0
        Municipal bonds................             24.5       1.6            23.1       1.5
        Mortgage and asset backed
          securities...................            320.2      20.8           329.4      21.1
        Commercial mortgage loans......            130.3       8.5           129.4       8.3
        Cash...........................              4.6       0.3             -          -
                                            -------------- --------   -------------- --------
        Total.............................  $    1,535.9     100.0%      $ 1,555.1     100.0%
                                            ============== ========   ============== ========

Liquidity and Capital Resources

Cash flow


     Cash used in operating activities amounted to $18.4 million in the first nine months of 2004 in comparison with a cash source of $62.4 million provided by operating activities in the same period of 2003. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The decrease in

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


operating cash flow is partly attributable to settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition in December 2003. This outflow is not expected to recur. When adjusted for this payment, cash inflows from operations in the first nine months of 2004 were $4.6 million compared to inflows $62.4 million in the same period of 2003. This decrease is due to the timing of receipt of reinsurance receivables and settlement of reinsurance payables. During the nine month period ending September 30, 2004 we settled reinsurance payables outstanding at December 30, 2003. Reinsurance receivables have increased due to the recently completed negotiation of a contract.

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

Capital and collateral

     At September 30, 2004, total capitalization was $1.1 billion compared to $964.3 million at December 31, 2003. Total capitalization is analyzed as follows:

                                                    September 30,        December 31,
                                                        2004                 2003
                                                  ----------------    ------------------
                                                          (dollars in thousands)
        Shareholders' equity....................  $       720,878      $       659,844
        Mezzanine equity........................          142,296              141,928
        Long-term debt..........................          194,500              162,500
                                                  ----------------    ------------------
        Total                                     $     1,057,674      $       964,272
                                                  ================    ==================

     The increase in capitalization is due to the net income for the nine months ended September 30, 2004 of $50.3 million, the issuance of trust preferred debt of $32.0 million, the issuance of share capital to employees on the exercise of options of $7.3 million and an increase in other comprehensive income of $8.6 million offset by dividends paid of $5.3 million. Other comprehensive income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of September 30, 2004.

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

     One of the facilities requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintains shareholder's equity of at least $340.0 million. At September 30, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s shareholder's equity was $821.8 million. The other facility requires that we maintain consolidated net worth of $520.0 million, a maximum debt to total capitalization ratio of 30% and uncollateralized assets of 1.2 times any unsecured borrowings. At September 30, 2004, our net worth was $720.9 million and the ratio of debt to total capitalization was 18.4%. Our failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At September 30, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $33.8 million as at September 30, 2004 and $31.2 million at December 31, 2003.

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

     During the fourth quarter of 2004, we determined that our International segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and the income tax benefit in the quarters ended June 30, 2004 and September 30, 2004. The effect of these errors was to understate net income by $1.1 million in the three months ended June 30, 2004, or $0.03 per diluted ordinary share, to overstate net income by $1.2 million in the three months ended September 30, 2004, or $0.03 per diluted share, to overstate net income by $112,000 in the nine month period ended September 30, 2004 and to overstate shareholder's equity by $112,000 at September 30, 2004. There is no impact on the previously reported earnings per diluted ordinary share for the nine months ended September 30, 2004.

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

Item 6. Exhibits and Reports on Form 8-K

A.   Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

     3.1 Memorandum of Association of Scottish Re Group Limited, as amended as of December 14, 2001 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K/A). (6)

     3.2 Articles of Association of Scottish Re Group Limited, as amended as of May 2, 2002 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K filed with the SEC on April 14,
           2003).

     4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.3 Form of Amended and Restated Class B Warrant (incorporated herein by reference to Exhibit 4.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.4 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.5 Form of Warrant Purchase Agreement for the Class B Warrants (incorporated herein by reference to Exhibit 4.5 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.6 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.7 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     4.8 Purchase Contract Agreement, dated December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as purchase contract agent and collateral agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.9 Pledge Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and JPMorgan Chase Bank, as collateral agent and custodial Agent, purchase contract agent, and securities intermediary (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.10 Remarketing Agreement, dated as of December 17, 2003, by and among the Scottish Re Group Limited and Bear, Stearns & Co. Inc. as remarketing agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

     4.11 Certificate of Designations of Convertible Preferred Shares of the Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

     10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(16)

     10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1).
           (1)(16)

     10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(16)

     10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1).
           (1)

     10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

     10.6  1999 Stock Option Plan (incorporated herein by reference to Exhibit
           10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(16)

     10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited s 1999 Annual Report on Form 10-K). (2)(16)

     10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K). (3)(16)

     10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (7)

     10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K). (5)

     10.11 2001 Stock Option Plan (incorporated herein by reference to Exhibit
           10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(16)

     10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
           (4)(16)

     10.13 Service Agreement dated December 31, 2001 between Scottish Re Holdings Limited and Paul Andrew Bispham (incorporated herein by reference to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(16)

     10.14 Registration Rights Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

     10.15 Stockholder Agreement dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

     10.16 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

     10.17 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

     10.18 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

     10.19 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
           2002). (8)(16)

     10.20 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(16)

     10.21 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

     10.22 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

     10.23 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

     10.24 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
           (12)(1)

     10.25 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
           (12)(16)

     10.26 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(16)

     10.27 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

     10.28 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

     10.29 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(16)

     10.30 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.31 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.32 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to the Scottish Re Group Limited's Current Report on form 8-K). (11)

     10.33 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(16)

     10.34 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004). (16)

     10.35 Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

     10.36 Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders' Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

     10.37 Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
           (15)

     10.38 Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

     10.39 Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
           (15)

     10.40 First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K, filed with the SEC on October 29, 2004).

     10.41 Amendment to Employment Agreement, dated as of March 29, 2004, by and among the Company and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (16)

     10.42 Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (16)

     31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
           2002

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

                                SCOTTISH RE GROUP LIMITED

Date: January 31, 2005          By: /s/ Scott E. Willkomm
                                    ---------------------
                                    Scott E. Willkomm
                                    Chief Executive Officer and President

Date: January 31, 2005          By: /s/ Elizabeth A. Murphy
                                    -----------------------
                                    Elizabeth A. Murphy
                                    Chief Financial Officer