Form 10-K
period 2004-12-31
SCOTTISH RE GROUP LTD
filed 2005-03-18
CIK 1064122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                   ----------
                                    FORM 10-K

                   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

/x/ Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2004

/ / Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

                 For the Transition period from          to

                         Commission File Number 0-29788

                                   ----------

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

               Title of Each Class           Name of Each Exchange on Which
           Ordinary Shares, par value                   Registered
                  $0.01 per share               New York Stock Exchange
             Hybrid Capital Units               New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     Indicate by checkmark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes /x/ No / /

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2004 was $556,063,065. As of February 28, 2005, Registrant had 39,991,745 ordinary shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

     Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2005 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2004.
================================================================================

                                TABLE OF CONTENTS

                                                                            Page


PART I........................................................................1

Item 1:  BUSINESS.............................................................1
Item 2:  PROPERTIES..........................................................31
Item 3:  LEGAL PROCEEDINGS...................................................31
Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.................31

PART II. ....................................................................32

Item 5:  MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER
         MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES...................32
Item 6:  SELECTED FINANCIAL DATA.............................................34
Item 7:  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS...............................................35
Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.........................70
Item 9:  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE................................................70
Item 9A: CONTROLS AND PROCEDURES.............................................70
Item 9B: OTHER INFORMATION...................................................73


PART III ....................................................................73

Item 10:  DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT.....................73
Item 11:  EXECUTIVE COMPENSATION.............................................74
Item 12:  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT
          AND RELATED STOCKHOLDER MATTERS....................................74
Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.....................74
Item 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES.............................74

PART IV......................................................................74

Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....74

                                     PART I

Item 1: BUSINESS

Overview

     Scottish Re Group Limited, which we call Scottish Re, is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Through our operating subsidiaries, we are engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located in the United States, as well as in many other countries around the world. We refer to this business as life reinsurance.

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

     Since our formation in 1998, we have grown to be one of the 3 largest life reinsurers serving the U.S. market (based on the amount of new ordinary life reinsurance business assumed in 2004, together with the acquisition of the individual in-force life reinsurance business of ING America Insurance Holdings, Inc., which we call ING, as described in more detail below). On December 31, 2001, we expanded our business outside of North America by acquiring Scottish Re Holdings Limited and its subsidiary, Scottish Re Limited. Scottish Re Limited, formed in 1964, is a U.K.-based reinsurer of group life insurance, individual life insurance and aircrew loss of license insurance in Asia, Europe, Latin America, the Middle East and North Africa. On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation. On February 19, 2004 ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance business. On December 31, 2004, we acquired, through two of our subsidiaries, the in-force individual life reinsurance business of ING. See "ING Individual Life Reinsurance Acquisition". As of December 31, 2004, the number of lives reinsured in North America was approximately 14.2 million and our gross face amount of in-force business was approximately $1.0 trillion.

     As of December 31, 2004, we had consolidated assets of $9.0 billion and consolidated shareholders' equity of $862.7 million.

ING Individual Life Reinsurance Acquisition

     On October 17, 2004, Scottish Re, Scottish Re (U.S.), Inc. and Scottish Re Life (Bermuda) Limited signed an asset purchase agreement with Security Life of Denver Insurance Company and Security Life of Denver International Limited, subsidiaries of ING. The transaction closed on December 31, 2004. Unless otherwise indicated, financial information as of December 31, 2004 contained in this report gives effect to this transaction.

     Pursuant to the agreement and the related transaction documents, Security Life of Denver Insurance Company and Security Life of Denver International Limited reinsured their individual life reinsurance business to Scottish Re (U.S.), Inc. and Scottish Re Life (Bermuda) Limited on a 100% indemnity reinsurance basis. In addition, Security Life of Denver Insurance Company and Security Life of Denver International Limited transferred to Scottish Re or its affiliates certain systems and operating assets used in their individual life reinsurance business. We employed a significant number of the existing staff of Security Life of Denver Insurance Company to help manage the transition and the servicing of the acquired business.

     Security Life of Denver Insurance Company and Security Life of Denver International Limited transferred assets of approximately $1.4 billion on the individual life reinsurance business of Security Life of Denver Insurance Company and Security Life of Denver International Limited to Scottish Re (U.S.), Inc. and Scottish Re Life (Bermuda) Limited. Certain of these assets are held in trust for the benefit of Security Life of Denver Insurance Company and Security Life of Denver International Limited to secure Scottish Re (U.S.), Inc.'s and Scottish Re Life (Bermuda) Limited's liabilities on the acquired business. The ceding commission will be released from the trusts based on an agreed upon schedule, novation of the underlying treaties, or upon release of certain ING collateral obligations described below.

     The acquired business represents the reinsurance division of ING's U.S. life insurance operations, and was written through Security Life of Denver Insurance Company and Security Life of Denver International Limited. The acquired business mainly consists of traditional mortality risk reinsurance written on an automatic basis with more than 100 different ceding insurers. Less than 10% of the acquired business was written on a facultative basis. Most of the business involves guaranteed level premium term life insurance that is subject to the statutory reserve requirements of NAIC Actuarial Regulation XXX ("Regulation XXX").

     ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the acquired business for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We will pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to Regulation XXX reserve requirements for our previously existing business as well as the business acquired from ING. We anticipate implementing capital markets related solutions relating to these requirements as cost efficient opportunities arise.

     ING has agreed to assist with the transition of the acquired business to Scottish Re (U.S.), Inc.'s and Scottish Re Life (Bermuda) Limited's systems for a fee for up to 18 months from December 31, 2004. In addition, Scottish Re (U.S.), Inc. and Scottish Re Life (Bermuda) Limited will provide administrative services to Security Life of Denver Insurance Company and Security Life of Denver International Limited for the acquired business.

     The acquisition increased our policy count in North America from approximately 7.1 million to approximately 14.2 million and increased our gross face amount of in-force business in North America from approximately $305.1 billion to approximately $1.0 trillion. With the closing of the acquisition, we believe we have become the third largest US life reinsurer based on life reinsurance in-force.

     In order to provide additional capital to support the acquired business described above, Scottish Re signed a securities purchase agreement on October 17, 2004 with Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (collectively, the "Cypress Entities"). Pursuant to this agreement, Scottish Re issued to the Cypress Entities on December 31, 2004, 3,953,183 ordinary shares, Class C Warrants to purchase 3,206,431 ordinary shares and $41,282,479 aggregate principal amount of 7.00% Convertible Junior Subordinated Notes, as described in "Management's Discussion and Analysis -Liquidity & Capital Resources".

Additional Information

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

Our Business

Life Reinsurance

     Reinsurance is an arrangement under which an insurance company known as the reinsurer agrees in a contract called a treaty to assume specified risks of another insurance company known as the ceding company. The reinsurer may assume all or a portion of the insurance underwritten by the ceding company. In exchange for assuming the risks of the ceding company, the reinsurer receives some or all of the premium and, in certain cases, investment income derived from the assets supporting the reserves of the reinsured policies. Reinsurance permits primary insurers to diversify their risks over larger pools of risks, and to write insurance policies in amounts larger than they are willing or able to retain. Also, reinsurers have the ability to structure treaties that allow the ceding companies to achieve other business and financial objectives such as:

     o decreasing the volatility of their earnings by reducing their maximum exposure to any one risk,

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

     o Financial Solutions. In our Financial Solutions business, we offer reinsurance solutions that improve the financial position of our clients by increasing their capital availability and statutory surplus. These solutions include contracts under which we assume the investment and persistency risks of existing, as well as newly written, blocks of business. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase. This line of business includes acquired solutions products in which we provide our clients with exit strategies for discontinued lines, closed blocks, or lines not providing a good fit for a client's growth strategies. With our assuming full responsibility and management of these contracts, our clients can focus and concentrate their full efforts and resources on their core strategies.

     The traditional life reinsurance industry has experienced significant growth over the past several years. According to an industry survey, the face amount of traditional life reinsurance assumed in the United States has grown from approximately $261.0 billion in 1995 to approximately $1.1 trillion in 2003, a 19% compounded annual growth rate. During the same period, the face amount of life insurance written in the United States has grown from approximately $1.1 trillion in 1995 to approximately $1.6 trillion in 2003, a 5% compounded annual growth rate. Many other of the international markets in which we operate have also enjoyed significant growth in recent years.

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

Wealth Management

     Our variable life insurance and variable annuity products offer high net worth clients the benefits of investment-oriented insurance products for use in tax and estate planning. We receive fee income based on the assets associated with our products. Our products are targeted towards high net worth individuals and families who generally have a liquid net worth of more than $10.0 million. The wealth management business requires relatively little capital and we believe that it generates a stable source of fee income.

Our Strategy

     Our strategy is to use our experience, and structural advantages to focus on life reinsurance and insurance products where we can deliver specialized advice and products to our customers. We plan to increase the value of our franchise by focusing on the following:

     o Expanding the size and depth of our North American reinsurance client base. We will continue to expand our core North American business by attempting to gain a larger share of the North American life reinsurance market both by adding new clients and expanding the business relationships with existing clients. In addition, we may pursue selected strategic acquisitions of other life reinsurance businesses. Our recent acquisition of the in-force individual life reinsurance business of ING is an example of this strategy. See "ING Individual Life Reinsurance Acquisition."

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

     In order to diversify our mortality exposure, we have historically sought to limit our consolidated enterprise wide retained exposure under life policies to no more than $500,000 per life for life reinsurance written in our North American operations. This limit has been increased to $1.0 million per life for newly underwritten business effective January 1, 2005. Our retention on business acquired in the ING individual life reinsurance acquisition, effective December 31, 2004, is $2.0 million per life.

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

Life Reinsurance International

     Through our subsidiary, Scottish Re Limited, we reinsure life insurance and aircrew loss of license products. Life insurance products that we reinsure include short-term group and individual life, and to a lesser extent, disability and critical illness. We reinsure aircrew loss of license products on a short-term group basis. The majority of these risks are written on a facultative basis which allows for the ceding company to offer risks for which we may either quote terms or, alternatively, decline. They, in turn, are not obliged to cede any risk to us. While the majority of our international business is facultative, we do write some automatic treaty business similar to the business written in our Life Reinsurance North America Segment. We will continue to provide products on a facultative basis and will expand our capability to reinsure a broad range of life insurance and annuity products on an automatic treaty basis in our Life Reinsurance International Segment.

     Our principal international market is the Middle East, where we have been active since the early 1990s. For the year ended December 31, 2004, approximately 26% of total written premiums in the international business originated from Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and the United Arab Emirates.

     In Latin America, we do business primarily in Argentina, Columbia and Peru, and to a lesser extent in Chile and Ecuador. In Asia, our target niche market is in Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies.

     As noted above, we reinsure aircrew loss of license coverage, which entails the payment of lump sum benefits if aircrew cannot perform their job for medical reasons, as well as temporary benefits for the period of time during which the aircrew is grounded and waiting for the results of the medical examination.

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

     See Notes to the Consolidated Financial Statements for more information on our Life Reinsurance North America, Life Reinsurance International and Other Segments.

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

Risk Management

Life Reinsurance

     We bear five principal classes of risk in our life reinsurance products:

     o    mortality risk,

     o    investment risk,

     o    persistency risk,

     o    expense risk, and

     o    counter-party risk.

     Mortality risk is the risk that death claims exceed what we expect. A greater frequency or higher average size of death benefits than we expected can cause us to pay greater death benefits, adversely affecting our profitability. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, sporadic timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting our profitability in that period. We address these risks through selection, diversification and retrocession. We analyze each block of business based on an evaluation of the ceding company's history, management, target market, products and underwriting criteria relative to the industry. In North America, we target primarily first dollar quota share pools of top producing direct writing companies so that we participate proportionately with other reinsurers on all of the ceded risks. In addition, we diversify our risks by participating in annuity and disability products in the payout stage where the mortality risk is the risk of later, rather than earlier, deaths than expected. A mix of these products with life products can help offset general trends in population mortality. We mitigate our risk of exposure to any one block of business or any one individual life by limiting our share to generally 20-25% in any one pool. We further address the risk of any one large claim by utilizing retrocession above our retention of $1.0 million per life, effective January 1, 2005, for newly underwritten business written in our Life Reinsurance North America Segment. Our retention on business acquired in the ING individual life and reinsurance acquisition, effective December 31, 2004, is $2.0 million per life. Our retention in our Life Reinsurance International Segment is approximately $250,000 per life. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005 provides reinsurance for losses of $50.0 million in excess of $10.0 million for our North American risks, and $57.5 million excess of $2.5 million for our International risks. This catastrophe cover includes protection for terrorism, nuclear, biological and chemical risks.

     Our investments, which primarily consist of fixed income securities, are subject to market value, reinvestment and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates. We analyze the potential results of a transaction, including the cash flows of the liabilities and of the related assets and any risk mitigation measures, and we price transactions to cover our costs, including estimated credit losses, and earn a desirable risk-adjusted return under various scenarios. We use interest rate swaps and may use other hedging instruments as tools to mitigate these risks. We may also retrocede some risks to other reinsurers.

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

Wealth Management

     The two principal risks associated with our wealth management business are mortality risk and counter-party risk. Since we do not have the direct investment risks associated with our wealth management products, the principal risk in our variable life insurance business is mortality risk. Mortality risk tends to be more stable when spread across large numbers of insureds. We expect that our variable life insurance policies will have relatively large face amounts and will be held by a relatively small number of policyholders. Consequently, our associated mortality risk exposure will be greater in the aggregate, and our probability of loss less predictable, than an insurer with a broader risk pool. Therefore, pursuant to our underwriting guidelines, we reinsure substantially all of the mortality risk associated with our variable life insurance business with highly rated reinsurers and accordingly rely upon our reinsurers' obligation and ability to pay death claims. The counter-party risk is that one or more of our reinsurers may fail to pay a reinsured death claim under a variable life insurance policy.

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

     We may use foreign denominated securities to manage currency risk if the related reinsurance transaction has a foreign currency component. We may enter into interest rate swaps, futures, forwards and other hedging transactions to manage our risks. We use derivatives only to manage interest rate risk rather than as a speculative investment.

Investment Managers

     As of December 31, 2004, we utilized 6 asset managers to manage the portion of our investment portfolio that we control. General Re-New England Asset Management, which we refer to as NEAM, managed 39.3%; Principal Capital Management, managed 34.4%; Wellington Management, managed 16.7%; Asset Allocation and Management, managed 7.9%; Stephens Capital Management, managed 0.2%; and company directed funds amounted to 1.5%. We may engage other asset managers to manage some or all of our controlled investment portfolio in the future. In the instances where we enter modified coinsurance transactions we do not directly control the underlying investment portfolio. Instead, the investments are held and managed by the ceding company for our account in accordance with contractually agreed upon standards.

Competition and Ratings

     Competition in the life reinsurance industry is based on price, financial strength ratings, reputation, experience, relationships and service. Because we currently rely on a small but growing number of clients in our life reinsurance business and expect to continue to do so for the near future, we are more susceptible to the adverse effects of competition than life reinsurers with larger client bases. We consider Swiss Re, Reinsurance Group of America, Transamerica Reinsurance, Generali USA Life Re, Canada Life, and Munich American Reassurance Company to be our primary competitors.

     Insurance ratings are used by prospective purchasers of insurance policies, insurers and reinsurance intermediaries in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., and Scottish Re Limited are each rated "A- (excellent)" for financial strength by A.M. Best Company, which is fourth highest of sixteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is sixth highest of twenty-two rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-two rating levels. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are also rated "A3 (good)" by Moody's, which is seventh highest of twenty-one rating levels. Scottish Re Life Corporation is rated "A- (excellent)" for financial strength by A.M. Best Company, which is the fourth highest of sixteen rating levels. These ratings are based upon factors of concern to policyholders, treaty holders, retrocessionaires, agents and intermediaries and are not directed toward the protection of investors.

     A.M. Best assigns an "A- (excellent)" rating to companies that have, in its opinion, on balance, excellent balance sheet strength, operating performance and business profile, as well as a strong ability to meet their ongoing obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from "A++ (superior)" to "F (in liquidation)." "A- (excellent)" is the fourth highest designation of A.M. Best's sixteen rating levels. Fitch assigns an "A (strong)" or "A- (strong)" rating to companies that it characterizes as having, in its opinion, strong capacity to meet policyholder and contract obligations and moderate risk factors and where the impact of any adverse business and economic factors is expected to be small. Fitch's insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)." "A (strong)" is the sixth highest of Fitch's twenty-two rating levels. Moody's assigns an "A3
(good)" rating to companies that offer, in its opinion, good financial security, but possess elements that suggest a susceptibility to impairment sometime in the future. Moody's long term insurance financial strength ratings range from "Aaa (exceptional)" to "C (lowest)." "A3 (good)" is the seventh highest designation of Moody's twenty-one rating levels. Standard & Poor's assigns an "A- (strong)" rating to companies that have, in its opinion, a strong capacity to meet financial commitments, but are somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than insurers with higher ratings. Standard & Poor's insurer financial strength ratings range from "AAA (extremely strong)" to "R (under regulatory supervision)." "A- (strong)" is the seventh highest designation of Standard & Poor's twenty-two rating levels.

Employees

     As of February 28, 2005, we employed approximately 271 full time employees, of which 82 were formerly employed by ING in connection with the business we acquired from ING, and none of whom are unionized. We believe our relations with our employees are good.

Regulation

General U.S. State Supervision

     Various state insurance departments enforce insurance and reinsurance regulation. The extent and nature of regulation varies from state to state. Scottish Re (U.S.), Inc. is a Delaware-domiciled reinsurer, which is licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. Scottish Re Life Corporation is a Delaware-domiciled reinsurer, which is licensed, accredited, approved or authorized to conduct reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. Orkney Re, Inc. is a special purpose financial captive insurance company formed under the laws of South Carolina.

Insurance Holding Company Regulation

     Scottish Re, Scottish Re (U.S.), Inc. and Scottish Re Life Corporation are subject to regulation under the insurance holding company laws of Delaware. The insurance holding company laws and regulations vary from state to state, but generally require insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between Scottish Re (U.S.), Inc. and/or Scottish Re Life Corporation and their affiliates must be fair and, if material, require prior notice and approval or non-disapproval by the Delaware state insurance department. Orkney Re, Inc. is not subject to the South Carolina insurance holding company act, but it is required to obtain the approval of the South Carolina Director of Insurance before it may materially amend any agreements to which it is a party, enter into any new agreements or otherwise amend its business plan. State insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers.

     State insurance holding company laws also require prior notice or state insurance department approval of changes in control of an insurer or reinsurer or its holding company. The insurance laws of Delaware provide that no person, including a corporation or other legal entity, may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state insurance commissioner. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation or any of their U.S. insurance subsidiaries may require prior notification in the states that have adopted pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Scottish Re Group Limited, including transactions that some or all of our shareholders might consider to be desirable.

Dividend Restrictions

     State insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Delaware provides that, unless the prior approval of the state insurance commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations for the prior year.

     Orkney Re, Inc. may only pay dividends in accordance with restrictions and guidelines contained in its licensing order issued by the South Carolina Director of Insurance. Any dividends Orkney Re, Inc. pays are subject to the lien of the indenture relating to the long term debt of its parent entity, Orkney Holdings LLC.

U.S. Reinsurance Regulation

     Scottish Re (U.S.), Inc. and Scottish Re Life Corporation are subject to insurance regulation and supervision that in many respects is similar to the regulation of licensed primary insurers. Generally, state regulatory authorities monitor compliance with, and periodically conduct examinations regarding, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes. However, in contrast with primary insurance policies, which are regulated as to rate, form, and content, the terms and conditions of reinsurance agreements are generally not subject to regulation by state insurance regulators.

     Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. Scottish Re Life Corporation is licensed, accredited, approved and authorized to write reinsurance in all 50 states, the District of Columbia, Guam, and the Federated States of Micronesia. The ability of any primary insurer to take credit for the reinsurance placed with reinsurers is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. Credit is usually granted when the reinsurer is licensed, accredited, approved or authorized to write reinsurance in the state where the primary insurer is domiciled. In addition, many states allow credit for reinsurance ceded to a reinsurer if the reinsurer is licensed in another jurisdiction and meets certain financial requirements, or if the primary insurer is provided with collateral in the form of letters of credit, trusts, funds withheld or modified coinsurance contracts, to secure the reinsurer's obligations.

U.S. Reinsurance Regulation of our Non-U.S. Reinsurance Subsidiaries

     Our non-U.S. reinsurance subsidiaries also assume reinsurance from primary U.S. insurers. In order for primary U.S. insurers to obtain financial statement credit for the reinsurance obligations of our non-U.S. reinsurers, our non-U.S. reinsurance subsidiaries must satisfy reinsurance requirements. Non-U.S. reinsurers that are not licensed in a state generally may become accredited by filing certain financial information with the relevant state commissioner and maintaining a U.S. trust fund for the payment of valid reinsurance claims. In addition, many states allow credit for reinsurance ceded to unlicensed and unaccredited reinsurers if the primary insurer is provided with collateral in the form of letters of credit, trusts, funds withheld or modified coinsurance contracts, to secure the reinsurer's obligations.

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

NAIC Ratios

     The National Association of Insurance Commissioners, which we refer to as the NAIC, has developed a set of financial relationships or tests known as the NAIC Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A second set of confidential ratios, called Financial Analysis Solvency Tracking System, "FAST," are also used for monitoring. Insurance companies generally submit data quarterly to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." If an insurance company's results vary significantly from expected ranges, regulators may make further inquiries. Regulators have the authority to impose remedies ranging from increased monitoring to certain business limitations to various degrees of supervision. Our U.S. reinsurance subsidiaries are not currently subject to increased regulatory scrutiny based on our ratios, as computed under these systems.

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

     As of December 31, 2004, the risk-based capital of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation exceeded the level that would require either of them to take any corrective action.

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

Possible Initiatives Relating to the September 11th Events

     The terrorist attacks in the United States on September 11, 2001 resulted in significant losses for the insurance and reinsurance industries. In response to the attacks and a resulting decline in the availability of terrorism insurance, Congress enacted the Terrorism Risk Insurance Act of 2002. The Act, commonly referred to as TRIA, provides U.S. Federal reinsurance of "commercial property and casualty" coverage written to protect against losses which result from a specified category of foreign terrorist acts. At present, the protections of TRIA are available only to defined "commercial property and casualty" insurers. In addition, TRIA expires on December 31, 2005, and it is not known whether Congress will act to extend the term of the program or expand it to cover life insurers that issue group life insurance.

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

     Under the Bermuda Insurance Act, a Bermuda insurance company carrying on long-term business (which includes the writing of annuity contracts and life insurance policies with respect to human life) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business, except in so far as such payment is made out of surplus certified by the insurer's approved actuary to be available for distribution other than to policyholders. In addition, certain of our Bermuda subsidiaries are authorized by private acts of the Bermuda Legislature (the Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. Consolidation and Amendment Act 2001 and the Scottish Annuity & Life Insurance Company (Bermuda) Limited Consolidation and Amendment Act 2001, which we refer to as the private acts) to establish separate accounts in respect of one or more life insurance policies or annuity contracts. In the event of an inconsistency between the Bermuda Insurance Act and our private acts, the terms of the private acts control subject, however, to later amendments of the Bermuda Insurance Act or other relevant laws. Under our private acts, each insurance subsidiary is permitted to credit to relevant separate accounts such portion of the premiums and other receipts from the related policy or contract, and any property of the insurance subsidiary derived from or purchased with such premiums, as the related policies or contracts stipulate. To the extent provided in the relevant policies or contracts, income, interest or other gains earned from, and any property acquired by, the investing or dealing in the assets of the separate account are credited to the separate account, and all expenses, fees or losses relating to the separate account are charged against the separate account. The assets and property held in the separate account are to be used for the sole purpose of paying any and all claims arising from or under the related policies or contracts, and no other person has any right or interest in such assets. Upon the termination of policies or contracts related to a separate account, and the discharge of obligations under the policies or contracts, the insurance subsidiary may terminate the separate account, and credit any remaining assets or property to its general account. In the event of insolvency of one of our Bermuda subsidiaries, the liquidator is bound to recognize the separate nature of each separate account, and is not empowered to apply property identified as the property of any one separate account to pay the claims of creditors of the insurance company or policyholders other than the policyholder to whom the separate account relates. The private acts also permit our Bermuda subsidiaries to issue certain securities based on separate accounts that are subject to similar provisions.

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

Guernsey

     WorldWide Insurance PCC Limited is a protected cell company incorporated under the laws of the Island of Guernsey that is licensed by the Guernsey Financial Services Commission ("GFSC") to carry on international insurance business under the Insurance Business (Bailiwick of Guernsey) Law, 2002. The activities of World-Wide Insurance PCC Limited are supervised by the GFSC. Insurers in Guernsey are required to maintain a minimum margin of solvency and to ensure that they have funds available sufficient to meet a total annual aggregate risk retention together with any forecasted annual expenses. Insurance companies are also required to report annually to the GFSC and must also retain a general representative. The GFSC also has powers to investigate and intervene in the affairs of insurance companies in Guernsey.

Ireland

     Scottish Re (Dublin) Limited is a reinsurance company incorporated under the laws of Ireland. Under Irish law, a reinsurance company such as Scottish Re (Dublin) Limited is required to maintain a minimum level of paid up share capital. As a general matter, Scottish Re (Dublin) Limited is not subject to the same level of regulation in Ireland as a direct writing insurance company. However, the Irish Financial Services Regulatory Authority has the power under
Section 22 of the Insurance Act, 1989 (as inserted by Section 5 of the Insurance Act, 2000) to direct Irish reinsurance companies to cease writing business indefinitely or for a specified period for, among other grounds, inadequate capitalization, unsuitable directors and/or management or insufficient staff based in Ireland. Section 22A of the Insurance Act, 1989 (as inserted by Section 6 of the Insurance Act, 2000) provides that the Irish Financial Services Regulatory Authority may create regulations to provide for the application of the general insurance laws and regulations in Ireland to reinsurance companies such as Scottish Re (Dublin) Limited where it considers it necessary to do so, in the public interest, in the interest of policyholders and in the interest of the orderly and proper regulation of the insurance industry.

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

                                  RISK FACTORS

     Investing in our securities involves a high degree of risk. Potential investors should consider carefully the following risk factors, in addition to the other information set forth in this Form 10-K, prior to investing in our securities.

                          Risks Related to Our Business

A downgrade in the financial ratings of our insurance subsidiaries could make us less competitive.

     Ratings are an important factor in attracting business in our life reinsurance business. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., and Scottish Re Limited are each rated "A- (excellent)" for financial strength by A.M. Best, which is fourth highest of sixteen rating levels, "A (strong)" for financial strength by Fitch Ratings, which is sixth highest of twenty-two rating levels, and "A- (strong)" for financial strength by Standard & Poor's, which is seventh highest of twenty-two rating levels. Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (U.S.), Inc. are also rated "A3 (good)" for financial strength by Moody's, which is seventh highest of twenty-one rating levels. Scottish Re Life Corporation is rated "A- (excellent)" for financial strength by A.M. Best Company, which is the fourth highest of sixteen rating levels. The objective of ratings organizations is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our securities and are not recommendations to buy, sell or hold our securities. Although since our formation in 1998 none of our operating subsidiaries has been downgraded, a downgrade in or withdrawal of one or more ratings of any one of our insurance subsidiaries could adversely affect its ability to sell products, retain existing business (through recapture provisions and non-renewal) and compete for attractive acquisition opportunities.

Inadequate risk analysis and underwriting may result in a decline in our profits.

     Our success depends on our ability to accurately assess and manage the risks associated with the business that we reinsure. We have developed risk analysis and underwriting guidelines, policies, and procedures with the objective of controlling the quality of the business as well as the pricing of the risks we are assuming. Among other things, these processes rely heavily on our underwriting, our analysis of mortality trends and lapse rates, and our understanding of medical improvements and their impact on mortality. If these processes are inadequate or are based on inadequate information, we may not establish appropriate premium rates and our reserves may not be adequate to cover our losses.

     In addition, we are dependent on the original underwriting decisions made by, and information provided to us by, ceding companies. For example, we incurred a charge to net income of $10.4 million in the third quarter of 2003 when we discovered that one of our ceding insurers had underreported death claims to us over a three-year period. We are also subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assume. To the extent actual claims exceed our underlying assumptions, we will be required to increase our liabilities, which will reduce our profits in the period in which we identify the deficiency.

     Reserves are estimates based on actuarial and statistical projections, at a given point in time, of what we ultimately expect to pay out on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in mortality, morbidity and other variable factors such as persistency, inflation and interest rates. Because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.

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

     o reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less than expected; and

     o duration matching risk, which is the risk that liabilities are surrendered or mature sooner than anticipated and that we may have to sell assets at an undesirable time to provide for policyholder surrenders or withdrawals.

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

     In addition, our investment portfolio includes mortgage-backed securities, known as MBSs, and collateralized mortgage obligations, known as CMOs. As of December 31, 2004, MBSs and CMOs constituted approximately 15.2% of our invested assets. As with other fixed income investments, the fair value of these securities fluctuates depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

     As part of our business we enter into reinsurance agreements on a modified coinsurance and funds withheld coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2004, $2.1 billion of assets were held by ceding companies under such agreements and were recorded under "funds withheld at interest" on our balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company's other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer. In certain other reinsurance arrangements, we may place assets in a trust in order to provide the ceding company with credit for reinsurance on its financial statements. Although we generally have the right to direct the investment of assets in these trusts, in the event of the insolvency of the ceding company, its receiver may attempt to take control of those assets.

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

     During periods of rising interest rates, we may be contractually obligated to increase the crediting rates on our contracts that reinsure annuities or life insurance policies with cash value components. We may not, however, have the ability to immediately acquire investments with interest rates sufficient to offset the increased crediting rates under our reinsurance contracts. Although we develop and maintain asset/liability management programs and procedures designed to reduce the volatility of our income when interest rates are rising or falling, significant changes in interest rates caused by factors beyond our control such as changes in governmental monetary policy or political conditions may negatively affect our interest rate spreads.

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

     In addition, when we issue a new insurance policy or annuity contract or write a reinsurance contract, we defer a portion of the related acquisition costs by establishing a deferred acquisition cost asset on the balance sheet. This asset is amortized over the expected term of the acquired business based on certain assumptions about the performance and persistency of that business and investment experience. To the extent surrender, withdrawal or recapture activity is greater than we assumed, or investment experience is worse than we assumed, we may incur a non-cash charge to write down the deferred acquisition cost asset. Any such charge may be partially offset by recapture and surrender fees.

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

     The terrorist attacks on the United States and ensuing events or any future attacks may have a negative impact on our business and results of operations due to the loss of lives that we insure or reinsure and the impact on the U.S. and global economies and the demand for our products. Our reinsurance programs, including our catastrophe coverage, limited our net losses in individual life claims relating to the September 11, 2001 terrorist attacks to approximately $750,000. We continue to utilize reinsurance programs, including catastrophe coverage, to limit any future losses relating to such events. We cannot assure you, however, that if there are future terrorist attacks, our business, financial condition or results of operations will not be adversely affected.

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

The acquisition of the individual life reinsurance business of ING, and any future acquisition, exposes us to operational risks.

     On December 31, 2004, we acquired the in-force individual life reinsurance business of ING, and we may make future acquisitions, either of companies or other selected blocks of business. While we will evaluate business opportunities on a regular basis, we may not be successful in identifying any attractive acquisitions. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. In addition, the acquisition from ING and any other acquisitions we make will be subject to all of the risks inherent in an acquisition strategy, including

     o    integrating financial and operational reporting systems;

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

     Our failure to manage successfully these operational challenges and risks may impact our results of operations. In addition, growth by acquisition may divert a substantial amount of management time that would otherwise be devoted to our operations.

Pursuant to the terms of a Securities Purchase Agreement, we could be subject to various penalties if we have not received shareholder approval prior to June 30, 2005, which could negatively impact our business and ratings.

     We are a signatory to a Securities Purchase Agreement with certain affiliates of The Cypress Group. Pursuant to the terms of the agreement, if we have not by June 30, 2005 obtained shareholder approval to amend our articles of association and issue ordinary shares pursuant to the terms of certain securities, we will be required to make additional payments under the Class C Warrants, and to pay a penalty rate on notes, until such time as shareholder approval is obtained. While we intend to seek shareholder approval as soon as possible, and have scheduled an Extraordinary General Meeting of Shareholders for April 7, 2005, for such purpose, no assurances can be given that the requisite shareholder approval will be received prior to June 30, 2005. If we are not able to receive such approval in a timely manner, the additional payments and the penalty rate on the 7.00% Convertible Junior Subordinated Notes may have a negative impact on our business, results of operations and ratings.

The loss of any of our key employees or our inability to retain them could negatively impact our business.

     Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Scott E. Willkomm, our Chief Executive Officer, Paul Goldean, our General Counsel, David Huntley, the Chief Executive Officer of Scottish Re Limited, Thomas A. McAvity, Jr., our Chief Investment Officer, Hugh McCormick, our Executive Vice President of Corporate Development, Elizabeth A. Murphy, our Chief Financial Officer, Oscar
R. Scofield, the Chairman of Scottish Re (U.S.), Inc., Seth Vance, the Chief Executive Officer of Scottish Holdings, Inc., and Clifford J. Wagner, our Chief Actuary. Each of the foregoing members of senior management have employment agreements and we maintain $5,000,000 key man life insurance policies for Mr. Scofield and $2,500,000 key man life insurance policies for each of Mr. Willkomm, Ms. Murphy, and Mr. Wagner. The loss of the services of members of our senior management, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could harm our financial performance.

We are exposed to foreign currency risk.

     Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, maintain operating expense accounts in British pounds, parts of their investment portfolio in Euros and British pounds and receive other currencies in payment of premiums. All of Scottish Re Limited's original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in either Euros or British pounds. The results of the business recorded in Euros or British pounds are then translated to United States dollars. Scottish Re Limited attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would lower our results of operations and harm our financial condition.

Our insurance subsidiaries are highly regulated, and changes in these regulations could harm our business.

     Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, acceptability of collateral for purposes of taking credit for reinsurance, policy forms, affiliate transactions, changes of control and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:

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

     The European Commission is currently finalizing a draft Directive to introduce a harmonized framework for the authorization and supervision of EU reinsurers (the "Reinsurance Directive"). Once implemented by EU member states, the Reinsurance Directive will introduce a single passport system for reinsurers similar to that which currently applies to direct insurers. This will mean that EU reinsurers will be authorized by their home state supervisor and will, on that basis, be entitled to transact business anywhere in the European Union either under the rules of "freedom of establishment" or under the "freedom of services" rules.

     A draft of the Reinsurance Directive was issued on November 5, 2004 by the EU Presidency (the "November Draft"). Some key provisions of the November Draft for life reinsurers such as Scottish Re (Dublin) Limited include the following:

     o EU reinsurers will be required to limit their purposes to the business of reinsurance and related operations.

     o EU reinsurers will be obliged to establish adequate technical reserves to cover their reinsurance obligations. Additionally, reinsurers will be required to invest the assets covering their technical reserves and their equalization reserves (which are required in the case of credit reinsurers) in accordance with a prescribed set of rules. These rules require a reinsurer to match its investments to its expected claims payments and also require diversity across asset classes and counterparties. Investments in derivatives are permitted only to reduce investment risks or to facilitate efficient portfolio management. In addition, home member states are permitted to require reinsurers to also comply with the more quantitative rules set out in the November Draft provided they are prudentially justified.

     o EU reinsurers will be obliged to maintain a solvency margin "free of any foreseeable liabilities". In the case of life reinsurers, the required solvency margin will be based on the higher of a premium basis or a claims basis calculation. In respect of premiums, a ratio of 18% will apply on the first EUR50 million, with 16% applying on the excess. In respect of claims, a ratio of 26% will apply on the average burden of claims determined by reference to a number of preceding financial years up to EUR35 million with 23% applying on the excess. (For unit linked business, home member states may require the solvency margin to be calculated in accordance with the rules set out in the Directive applicable to direct life assurance companies).

     o One third of the required solvency margin will constitute a minimum guarantee fund, which must be not less than EUR 3.0 million.

     o As regards transitional arrangements, the November Draft provides that member states may allow EU reinsurers which are carrying on business at the date of entry into force of the Reinsurance Directive, a further two years within which to comply with, inter alia, the requirements regarding establishment of technical provisions and reserves and relating to the solvency margin and the guarantee fund described above. However, it is currently unclear whether the Irish Financial Services Regulatory Authority will provide for such transitional arrangements and therefore Scottish Re (Dublin) Limited may be required to comply with the foregoing requirements on implementation of the Reinsurance Directive in Ireland.

If Scottish Re (Dublin) Limited were unable to comply with these provisions, it would not be lawful for it to continue to carry on its business and it would have to cease operations.

Life reinsurance is a highly competitive industry, which could limit our ability to gain or maintain our competitive position.

     The life reinsurance industry is highly competitive, and we encounter significant competition from other reinsurance companies, as well as competition from other providers of financial services. Competition in the reinsurance business is based on price, financial strength ratings, reputation, experience, relationships and service. Many of our competitors are significantly larger, have greater financial resources and have longer operating histories than we do. Competition from other reinsurers could adversely affect our competitive position. We consider our major competitors to include Swiss Re, Reinsurance Group of America Inc., Munich American Reassurance Company, Generali USA Life Re, Canada Life and Transamerica Reinsurance.

The outcome of current industry investigations and litigation may adversely impact our business.

     The attorneys general and the insurance departments of New York and numerous other states have announced investigations of insurance broker compensation arrangements, bid-rigging and other practices within the insurance industry, and may propose changes in the regulation of broker compensation arrangements and disclosure. Some regulators have also announced investigations into improper uses of finite reinsurance. We have not been contacted by any government agency (including through receipt of a subpoena) in connection with these investigations. It is impossible to predict the outcomes of these investigations, whether they will expand into other industry practices not yet contemplated, how they will affect our business, financial condition or results of operation, or whether they will result in changes in insurance regulation or practices.

Our ability to pay dividends is limited.

     We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on the ordinary shares and HyCUs depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions applicable to insurance companies generally, that limit the amount of dividends, loans and advances that those subsidiaries may pay to us. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

Our ordinary shares are subject to voting and transfer limitations.

     Under our articles of association, our board of directors (or its designee) is required, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, to decline to register any transfer of ordinary shares, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, except that Pacific Life (as defined in our articles of association), is permitted to transfer ordinary shares to other Pacific Life Entities, so long as the number of ordinary shares beneficially owned directly or indirectly by the Pacific Life Entities in the aggregate does not exceed 24.9% of a class of our shares. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system, including the NYSE. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. Similar restrictions apply to issuances and repurchases of ordinary shares by us. Our directors (or their designee) also may, in their absolute discretion, decline to register the transfer of any ordinary shares, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if they have reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment in any jurisdiction or if they have reason to believe that registration of such transfer under the Securities Act, under any state "blue sky" or other U.S. securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if our directors have any reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us to adverse tax or regulatory treatment in any jurisdiction, the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system, including the NYSE. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. A transferor of ordinary shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such ordinary shares has been registered on our register of members. We are authorized to request information from any holder or prospective acquirer of ordinary shares as necessary to effect registration of any such transaction, and may decline to register any such transaction if complete and accurate information is not received as requested.

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

     We have scheduled an Extraordinary General Meeting of shareholders for April 7, 2005. At this meeting, the shareholders will vote on whether to approve
(i) certain amendments to our articles of association and (ii) the issuance of ordinary shares pursuant to certain securities issued to the Cypress Entities. If the amendments to our articles of association are approved, the Cypress Entities would have the position under our articles of association previously occupied by Pacific Life, as the only shareholder permitted to own more than 9.9% of our outstanding ordinary shares and to own or control ordinary shares constituting 10% or more of the total combined voting rights attaching to our issued ordinary shares.

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

     The Cypress Entities own approximately 9.9% of our outstanding ordinary shares. If our shareholders approve certain amendments to our articles of association and the issuance of ordinary shares, as described above, the Cypress Entities will own approximately 20.5% of our outstanding ordinary shares. In addition, pursuant to a shareholders' agreement, as long as the Cypress Entities continue to hold the lesser of (i) 9.9% or more of the voting power of our voting securities on an as-converted basis or (ii) 35% or more of the securities purchased on an as-converted basis, the Cypress Entities have the non-assignable right to appoint one director and one non-voting observer to our board of directors. The Cypress Entities' share ownership and ability to nominate persons for election to the board of directors might provide the Cypress Entities with significant influence over potential change in control transactions.

Applicable insurance laws make it difficult to affect a change of control.

     Under applicable Delaware insurance laws and regulations, no person may acquire control of Scottish Re, Scottish Re (U.S.), Inc. or Scottish Re Life Corporation Limited, our Delaware insurance subsidiaries, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware's insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner.

     In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of us or Scottish Re (U.S.), Inc. and Scottish Re Life Corporation Limited may require prior notification in the states that have pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of Scottish Re Group Limited, including transactions that some or all of our shareholders might consider to be desirable.

     Any change in control of Scottish Re Limited would need the approval of the U.K. Financial Services Authority, which is the body responsible for the regulation and supervision of the U.K. insurance and reinsurance industry.

The market price of our ordinary shares could decrease due to the significant number of shares eligible for future sale.

     As of February 28, 2005, we had 39,991,745 ordinary shares outstanding, 3,007,380 of which were held by Pacific Life, and 3,953,183 of which were held by the Cypress Entities. In addition, we had options outstanding to purchase an aggregate of 2,491,236 ordinary shares, Class A Warrants to purchase an aggregate of 2,650,000 ordinary shares, 5,297,095 ordinary shares issuable upon conversion of the Senior Convertible Notes, 6,118,063 ordinary shares (at the current market price) issuable upon conversion of the HyCUs, Class C Warrants issued to the Cypress Entities to purchase 3,206,431 ordinary shares and 2,130,709 ordinary shares issuable upon conversion of the 7.00% Convertible Junior Subordinated Notes issued to the Cypress Entities. The ordinary shares held by Pacific Life, the ordinary shares issuable upon the exercise of the Class A Warrants and the ordinary shares issuable upon conversion of our 4.50% Senior Convertible Notes have been registered pursuant to a registration statement that became effective on April 4, 2003, and they may be sold at any time and from time to time by the holders thereof in open market or privately negotiated transactions. The ordinary shares issuable upon settlement of the purchase contracts and the convertible preferred shares underlying the HyCUs have been registered pursuant to a registration statement which became effective on April 24, 2003 and may be sold at any time and from time to time by the holders thereof in open market or privately negotiated transactions after the date of issuance. The ordinary shares issued and the ordinary shares issuable upon the exercise of Class C Warrants and upon conversion of the 7.00% Convertible Junior Subordinated Notes issued to the Cypress Entities have not been registered. The Cypress Entities have demand and piggyback registration rights and are locked-up from selling their securities until December 31, 2005, unless shareholder approval is not received by June 30, 2005 or certain other events occur relating to sales by officers or directors or a change of control. Upon termination of the lock-up, the Cypress Entities would be free to demand registration and the securities could be sold at any time and from time to time in the open market or in privately negotiated transactions.

     We cannot predict the effect, if any, that future sales of our ordinary shares, or the availability of ordinary shares for future sale, will have on the market price of our ordinary shares prevailing from time to time. Sales of substantial amounts of ordinary shares in the public market following the offering, or the perception that such sales could occur, could lower the market price of our ordinary shares and may make it more difficult for us to sell our equity securities in the future at a time and at a price which we deem appropriate. If the persons holding Class A Warrants or Class C Warrants or options cause a large number of the ordinary shares underlying such securities to be sold in the market, (or if Pacific Life or the Cypress Entities were to sell a large number of their ordinary shares) or if the convertible holders or the Cypress Entities were able to convert to our ordinary shares and then sell those ordinary shares, such sales could cause a decline in the market price for the ordinary shares.

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

                            Risks Related to Taxation

     If Scottish Re or any of its non-U.S. subsidiaries is determined to be conducting business in the United States we could be liable for U.S. federal income taxes.

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

If Scottish Re or any of its non-U.S. subsidiaries is treated as a controlled foreign corporation or a passive foreign investment company or if any of our non-U.S. or insurance subsidiaries generate more than a permissible amount of related person insurance income, U.S. persons who own our convertible preferred shares or ordinary shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of our convertible preferred shares or ordinary shares.

     We believe that we were not a controlled foreign corporation or a passive foreign investment company, nor have we generated an impermissible amount of related person insurance income for the year ended December 31, 2004. Although no assurances can be given, based upon (i) our current beliefs with respect to the dispersion of our share ownership and (ii) our financial information for the period ending December 31, 2004, we do not expect to be a controlled foreign corporation or a passive foreign investment company or to generate an impermissible amount of related person insurance income for the current year or in the future. Our shareholders who are U.S. persons may be required to include in gross income for U.S. federal income tax purposes our undistributed earnings if we are treated as a controlled foreign corporation or a passive foreign investment company or if we have generated more than a permissible amount of related person insurance income. In addition, in certain cases gain on the disposition of our convertible preferred shares or ordinary shares may be treated as ordinary income.

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

     The Organization for Economic Cooperation and Development, which is commonly referred to as the OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002, and updated as of June 2004, Bermuda and the Cayman Islands were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Item 2: PROPERTIES

     We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located, and in Charlotte, North Carolina, Denver, Colorado, George Town, Grand Cayman, and Windsor, England. Our life reinsurance business operates out of the Bermuda, Grand Cayman, Charlotte, Denver and Windsor offices while our wealth management business operates out of the Grand Cayman office. The Bermuda lease expires in 2005, the Grand Cayman lease expires in 2006, the Denver lease expires in 2010, with an additional five year option, the Charlotte lease expires in 2012, and the Windsor lease expires in 2023. Item 3: LEGAL PROCEEDINGS

     In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Scottish Re did not submit any matter to the vote of shareholders during the fourth quarter of 2004.

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

                                                                       Per Share
                                                  High        Low      Dividend
                                                  ----        ---      --------
Year ended December 31, 2002
First Quarter .............................   $   19.00   $   15.89   $   0.05
Second Quarter ............................       21.63       18.53       0.05
Third Quarter .............................       19.00       13.90       0.05
Fourth Quarter ............................       19.05       16.50       0.05
Year  ended December 31, 2003
First Quarter .............................   $   18.06   $   16.55   $   0.05
Second Quarter ............................       20.52       17.18       0.05
Third Quarter .............................       24.15       20.00       0.05
Fourth Quarter ............................       24.50       19.30       0.05
Year  ended December 31, 2004
First Quarter .............................   $   24.59   $   20.21   $   0.05
Second Quarter ............................       24.40       20.50       0.05
Third Quarter .............................       23.79       19.59       0.05
Fourth Quarter ............................       26.15       20.90       0.05
Period Ended February 28, 2005
January 1, 2005 to February 28, 2005 ......   $   26.08   $   22.67   $      -

     As of February 28, 2005, Scottish Re had 31 record holders of its ordinary shares.

     Scottish Re paid cash dividends of $0.20 per ordinary share in each of 2004, 2003, and 2002.

     Pursuant to the terms of a Securities Purchase Agreement, we issued to the Cypress Entities on December 31, 2004 (i) 3,953,183 ordinary shares, (ii) Class C Warrants to purchase 3,206,431 ordinary shares, and $41,282,479 aggregate principal amount of 7.00% Convertible Junior Subordinated Notes with a maturity date 30 years from issuance. The aggregate offering price for these securities was $180.0 million. In connection with the sale of securities to the Cypress Entities, we paid on January 4, 2005 an equity commitment fee to The Cypress Advisors, Inc., an affiliate of The Cypress Group, L.L.C., in the amount of $2.0 million. These securities were not registered under the Securities Act and were issued in reliance on the exemption from registration contained in Section 4(2) of the Securities Act.

     The Class C Warrants will be exercisable at an exercise price equal to $0.01 per share. The number of ordinary shares for which the Class C Warrants are exercisable will be subject to customary anti-dilution adjustments. The Class C Warrants are not exercisable until (i) our shareholders approve (A) certain amendments to our articles of association to allow the Cypress Entities to hold more than 9.9% of our issued and outstanding ordinary shares, and (B) the issuance of more than 20% of our ordinary shares to the Cypress Entities, as required by New York Stock Exchange rules (the "Shareholder Proposals"), and
(ii) requisite regulatory approvals have been obtained from insurance regulators in Delaware and the United Kingdom. Notwithstanding the foregoing, the Class C Warrants will become exercisable (i) immediately upon their transfer to an unaffiliated third party provided that such transfer complies with the ownership limitations contained in our articles of association or (ii) to the extent the exercise thereof would not cause the Cypress Entities to own in the aggregate greater than 9.9% of the ordinary shares then outstanding. Upon approval of the Shareholder Proposals and the receipt of all requisite regulatory approvals, the Class C Warrants will automatically be exercised for the applicable number of ordinary shares.

     Upon the approval of our shareholders and the receipt of all requisite regulatory approvals, the 7.00% Convertible Junior Subordinated Notes will automatically be converted into ordinary shares at an initial conversion price of $19.375 per ordinary share, subject to customary anti-dilution adjustments. If upon approval of the Shareholder Proposals the requisite regulatory approvals have not been obtained, the 7.00% Convertible Junior Subordinated Notes will automatically be exchanged for additional Class C Warrants to purchase the number of ordinary shares into which the 7.00% Convertible Junior Subordinated Notes (including any accrued and unpaid interest through the date of conversion) were convertible.

Item 6: SELECTED FINANCIAL DATA

     The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations." Consolidated balance sheet data as of December 31, 2001 reflects the acquisition of Scottish Re Holdings Limited, but consolidated statements of income data for the periods ended December 31, 2001 and 2000 and consolidated balance sheet data as of December 31, 2000 do not reflect the results of Scottish Re Holdings Limited, as the transaction was completed at the close of business on December 31, 2001. Consolidated balance sheet data as of December 31, 2003 and 2004 and consolidated statements of income data for the year ended December 31, 2004 reflect the acquisition of Scottish Re Life Corporation, but consolidated statement of income data for the years ended December 31, 2000 to December 31, 2002 and consolidated balance sheet data as of December 31, 2000 to 2002 do not reflect the results of Scottish Re Life Corporation as the transaction was completed on December 22, 2003. Consolidated statement of income data for the year ended December 31, 2003 includes net income of $1.2 million in respect of Scottish Re Life Corporation. Consolidated balance sheet data as of December 31, 2004 reflect the acquisition of the ING individual life reinsurance business, but consolidated statements of income data for the periods ended December 31, 2000 to 2004 do not reflect this data as the acquisition was completed at close of business on December 31, 2004.


                                                   Year Ended    Year Ended     Year Ended     Year Ended     Year Ended
                                                    December      December       December       December       December
                                                    31, 2004      31, 2003       31, 2002       31, 2001       31, 2000
                                                    --------      --------       --------       --------       --------
Consolidated statements of income
data:
   Total revenues ............................   $   811,817    $   557,367    $   306,212    $   120,962    $   83,935
   Total benefits and expenses ...............       756,366        519,621        274,871        103,729        68,074
   Income before income taxes and ............        55,451         37,746         31,341         17,233        15,861
    minority interest
   Income from continuing
    operations before cumulative
    effect of change in                               71,599         48,789         33,235         17,245        15,971
    accounting principle
   Net income ................................   $    71,391    $    27,281    $    32,524    $    16,839    $   15,971
Per share data:
   Basic earnings per share:
      Income from continuing
        operations before
        cumulative effect of
        change in accounting
        principle and
        discontinued operations ..............   $      2.00    $      1.59    $      1.32    $      1.10    $     1.01
      Cumulative effect of change
        in accounting principle ..............             -          (0.64)             -          (0.02)            -
      Discontinued operations ................         (0.01)         (0.06)         (0.03)             -             -
                                                 ------------   ------------   ------------   ------------    ----------
      Net income .............................   $      1.99    $      0.89    $      1.29    $      1.08     $    1.01
                                                 ============   ============   ============   ============    ==========



                                                   Year Ended    Year Ended     Year Ended     Year Ended     Year Ended
                                                    December      December       December       December       December
                                                    31, 2004      31, 2003       31, 2002       31, 2001       31, 2000
                                                    --------      --------       --------       --------       --------
   Diluted earnings per share:
      Income from continuing
        operations before
        cumulative effect of
        change in accounting
        principle and
        discontinued operations ..............   $      1.91    $      1.51    $      1.25    $      1.05     $    1.00
      Cumulative effect of change
        in accounting principle ..............             -          (0.60)             -          (0.03)            -
      Discontinued operations ................         (0.01)         (0.06)         (0.02)             -             -
                                                 ------------   ------------   ------------   ------------    ----------
      Net income .............................   $      1.90    $      0.85    $      1.23    $      1.02     $    1.00
                                                 ============   ============   ============   ============    ==========

   Book value per share  (1) ...                 $     21.60    $     18.73    $     18.24    $     16.44    $     15.34
   Market value per share ......                 $     25.90    $     20.78    $     17.45    $     19.35    $     11.98
   Cash dividends per share ....                 $      0.20    $      0.20    $      0.20    $      0.20    $      0.20
   Weighted average number of
    shares outstanding:
   Basic .......................                  35,732,522     30,652,719     25,190,283     15,646,106     15,849,657
   Diluted .....................                  37,508,292     32,228,001     26,505,612     16,485,338     15,960,542
Balance sheet data:
   Total fixed maturity
     investments ...............                 $ 3,392,463    $ 2,014,719    $ 1,003,946    $   583,890    $   581,020
   Total assets ................                   9,021,084      6,053,517      3,291,226      2,141,566      1,168,518
   Total liabilities ...........                   8,006,264      5,242,450      2,800,134      1,810,284        921,673
   Minority interest ...........                       9,697          9,295              -              -              -
   Mezzanine equity ............                     142,449        141,928              -              -              -
   Total shareholders' equity ..                 $   862,674    $   659,844    $   491,092    $   331,282    $   239,564
Actual number of ordinary shares
outstanding ....................                  39,931,145     35,228,411     26,927,456     20,144,956     15,614,240

______________
(1) Book value per share is calculated as shareholders' equity at December 31, 2004 divided by the number of shares outstanding at December 31, 2004. Included in shareholders' equity are proceeds from the issuance of Class C Warrants to the Cypress Entities. The number of shares at December 31, 2004, does not include the 3,206,431 shares to be issued on conversion of the Class C Warrants. These will be issued once shareholder approval has been obtained. If these shares had been included, book value per share would have amounted to $20.00.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     We are a holding company organized under the laws of the Cayman Islands with our principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance North America. Scottish Re Holdings Limited and its subsidiary, Scottish Re Limited, specialize in niche markets in developed countries and broader life insurance markets in the developing world. We refer to this portion of our business as Life Reinsurance International. Life Reinsurance North America and Life Reinsurance International are each a reporting operating segment. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. In prior years, we referred to this portion of our business as Wealth Management, which was another reportable operating segment. As this business is no longer a material contributor to our results, we have combined it with the Other Segment for all periods presented. Other revenues and expenses not related to Life Reinsurance are reported in the "Other" Segment.

     On December 31, 2004, we completed the acquisition of the individual life reinsurance business of ING. We have reinsured the liabilities of all of ING's individual life reinsurance business through a coinsurance transaction. ING transferred to us assets of approximately $1.9 billion. The assets transferred are subject to certain post closing adjustments. Certain of these assets will be held in trust to secure the reserve obligations of the business. Additionally, ING transferred certain operating assets associated with the business.

     In addition to the assets transferred by ING, we have raised an additional $230.0 million in new capital, which will be used to satisfy the capital requirements for the acquired business. This new capital includes equity of $180.0 million provided by The Cypress Group, a private equity firm, and an additional $50.0 million in capital raised through the issuance by one of our subsidiaries of trust preferred securities guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. in a private transaction to institutional investors.

     On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of Scottish Re Life Corporation (formally ERC Life Reinsurance Corporation), for $169.9 million in cash. On February 19, 2004 ERC Life Corporation's name was changed to Scottish Re Life Corporation. Scottish Re Life Corporation was a subsidiary of General Electric's Employers Reinsurance Corporation, which we call GE ERC, and was one of the companies through which GE ERC conducted life reinsurance business in the United States. Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance. No GE ERC employees were transferred to Scottish Re. GE ERC agreed to administer the business of Scottish Re Life Corporation for a fixed monthly fee for up to nine months from the date of acquisition and to assist with the transition of the business to Scottish Re's systems. This transition period has now been completed.

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

     Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements. Under GAAP, because our fixed income investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation and depreciation on these securities is not included in investment income on our statements of income, but is included in comprehensive income as a separate component of shareholders' equity. Realized gains and losses include gains and losses on investment securities that we sell during a period, write downs of securities deemed to be other than temporarily impaired and foreign currency exchange gains and losses.

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

     A portion of the costs of acquiring new business, such as commissions, certain internal expenses related to our policy issuance and underwriting departments and some variable selling expenses are capitalized. The resulting deferred acquisition costs asset is amortized over future periods based on our expectations as to the emergence of future gross profits from the underlying contracts. These costs are dependent on the structure, size and type of business written. For certain products, we may retrospectively adjust our amortization when we revise our estimate of current or future gross profits to be realized. The effects of this adjustment are reflected in earnings in the period in which we revise our estimate. Acquisition costs also include collateral financing and letter of credit costs.

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

     Our premiums earned are recorded generally in accordance with information received from our ceding companies, or are estimated where this information is not current with the reporting period. These premium estimates are based on historical experience as adjusted for current treaty terms and other information. Actual results could differ from these estimates. Management monitors actual experience, and should circumstances warrant, will revise its estimates of premiums earned.

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

     Fixed maturity investments are evaluated for other than temporary impairments in accordance with SFAS No. 115: "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS 115") and Emerging Issues Task Force 99-20: "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets" ("EITF 99-20") as described in Note 2 to the consolidated financial statements. Under these pronouncements, realized losses are recognized on securities if the securities are determined to be other than temporarily impaired. Factors involved in the determination of potential impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers.

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

Results of Operations

Consolidated results of operations

     Our results of operations for the years ended December 31, 2002 to 2004 do not include the results of the acquisition of the ING individual life reinsurance business, which was completed on December 31, 2004. Our results of operations for the year ended December 31, 2002 does not include the results of operations of Scottish Re Life Corporation, which we acquired on December 22, 2003. The results for the year ended December 31, 2003 include net income of $1.2 million in respect of the results of Scottish Re Life Corporation for the period from December 22, 2003 to December 31, 2003.


                                                 Year Ended      Year Ended      Year Ended
                                                 December 31,    December 31,    December 31,
                                                     2004            2003            2002
                                                 ------------    ------------    ------------
Premiums earned..............................    $ 586,875       $ 391,976       $ 202,536
Investment income, net.......................      217,138         148,028         107,906
Fee income...................................       11,547           7,907           6,574
Realized losses..............................       (8,304)         (4,448)        (10,804)
Change in value of embedded derivatives......        4,561          13,904               -
                                                 ----------      ----------     ----------
Total revenues...............................      811,817         557,367         306,212
                                                 ----------      ----------     ----------
Claims and other policy benefits.............      425,965         275,887         142,158
Interest credited to interest sensitive
  contract liabilities.......................      106,525          89,156          48,140
Acquisition costs and other insurance
expenses, net................................      151,559         116,000          60,073
Operating expenses...........................       54,658          31,021          23,086
Due diligence costs..........................        4,643               -               -
Interest expense.............................       13,016           7,557           1,414
                                                 ----------      ----------     ----------
Total benefits and expenses..................      756,366         519,621         274,871
                                                 ----------      ----------     ----------
Income before income taxes and minority
interest.....................................       55,451          37,746          31,341
Income tax benefit  .........................       16,679          11,105           1,894
                                                 ----------      ----------     ----------
Income from continuing operations before
minority interest............................       72,130          48,851          33,235
Minority interest............................         (531)            (62)              -
                                                 ----------      ----------     ----------
Income before  cumulative effect of change in
accounting principle.........................       71,599          48,789          33,235
Cumulative  effect of  change  in  accounting
principle....................................            -         (19,537)              -
Loss from discontinued operations............         (208)         (1,971)           (711)
                                                 ----------      ----------     ----------
Net income...................................    $  71,391       $  27,281      $   32,524
                                                 ==========      ==========     ==========

     Total revenues increased by 46% to $811.8 million in the year ended December 31, 2004 from $557.4 million in 2003. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized losses and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the acquisition of Scottish Re Life Corporation and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in fee income arises principally from our acquisition of Scottish Re Life Corporation. The increase in investment income is due to growth in our invested assets, which arises from business growth and acquisition, our offering of ordinary shares in July 2003 and our HyCU offering in the fourth quarter of 2003 and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004. Growth in these areas has been offset by realized losses and a decrease in the change in value of embedded derivatives.

     Total benefits and expenses increased by 46% to $756.4 million in the year ended December 31, 2004 from $519.6 million in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, additional operating costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002, costs relating to due diligence activities and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004.

     During the year ended December 31, 2003, total revenues increased by 82% to $557.4 million. Total revenues include premiums earned in our Life Reinsurance operations, investment income on our invested assets, fee income, realized losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to continued growth in our Life Reinsurance North America and Life Reinsurance International Segments. The increase in investment income is due to growth in our invested assets, which arises from business growth, our equity offering in July 2003 and our debt offerings in November and December 2002. The change in value of the embedded derivatives arises from the application of DIG B36.

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

     During the year ended December 31, 2003 we implemented the requirements of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contacts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. DIG B36 was effective for fiscal quarters beginning October 1, 2003. We reviewed all contracts at October 1, 2003 and determined that the value of this derivative, net of related deferred acquisition costs, after taxation was a loss of $19.5 million. This is shown in the consolidated statements of income as a cumulative effect of change in accounting principle for the year ended December 31, 2003. The change in value of the derivative, net of related deferred amortization costs, during the year ended December 31, 2004 amounted to a gain of $4.6 million. In the quarter and year ended December 31, 2003, the change in value of this derivative amounted to a gain of $13.9 million. The change in value is primarily due to movements in risk free interest rates.

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg wealth management activities as discontinued operations. Losses incurred in respect of these operations in the years ended December 31, 2004, 2003 and 2002 amounted to $0.2 million, $2.0 million and $0.7 million, respectively.

Earnings per ordinary share

                                                                       Year Ended December 31,
                                                             ----------------------------------------------
                                                                  2004            2003           2002
                                                             --------------   -------------   --------------
                                                            (dollars in thousands, except per share data)
Income from continuing operations before cumulative
effect of change in accounting principle ..............      $      71,599    $     48,789    $      33,235
Cumulative effect of change in accounting principle ...                  -         (19,537)               -
Loss from discontinued operations .....................               (208)         (1,971)            (711)
                                                             --------------   -------------   --------------
Net income ............................................      $      71,391    $     27,281    $      32,524
                                                             ==============   =============   ==============
Basic earnings per share:
    Income from continuing operations before
    cumulative effect of change in accounting
    principle and discontinued operations .............      $        2.00    $        1.59    $       1.32
    Cumulative effect of change in accounting principle                  -           (0.64)               -
    Discontinued operations ...........................              (0.01)          (0.06)           (0.03)
                                                             --------------   -------------   --------------
    Net income.........................................      $        1.99    $       0.89    $        1.29
                                                             ==============   =============   ==============
Diluted earnings per share:
    Income from continuing operations before
    cumulative effect of change in accounting principle      $        1.91    $       1.51    $        1.25
    Cumulative effect of change in accounting
    principle and discontinued operations .............                  -           (0.60)               -
    Discontinued operations ...........................              (0.01)          (0.06)           (0.02)
                                                             --------------   -------------   --------------
    Net income ........................................      $        1.90    $       0.85    $        1.23
                                                             ==============   =============   ==============
Weighted average number of ordinary shares outstanding:
  Basic ...............................................         35,732,522      30,652,719        25,190,283
  Diluted .............................................         37,508,292      32,228,001        26,505,612

     Income from continuing operations for the year ended December 31, 2004 increased 47% to $71.6 million from $48.8 million in the same period in 2003. Diluted earnings per share from continuing operations increased from $1.51 per ordinary share in 2003 to $1.91 in 2004. In the year ended December 31, 2003 we incurred a charge of $12.5 million to account for revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Income from continuing operations has increased primarily due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, and an increase in investment income primarily due to the increase in average invested assets. These increases were offset in part by increased operating costs, due diligence costs, and interest expense and realized losses.

     Net income for the year ended December 31, 2004 increased 162% to $71.4 million from $27.3 million in the same period in 2003. In 2003 we implemented DIG B36 and incurred a charge of $19.5 million in respect of the cumulative effect of this change in accounting principle. In 2003 we also incurred a loss of $2.0 million in respect of costs relating to the closure of our Luxembourg Wealth Management Operations. Net income has also increased for the reasons discussed above related to income from continuing operations.

     Diluted earnings per ordinary share amounted to $1.90 for the year ended December 31, 2004 and $0.85 in the same period in 2003, an increase of 124%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares outstanding, on a fully diluted basis, has increased from 32,228,001 for the year ended December 31, 2003 to 37,508,292 for the year ended December 31, 2004, principally as a result of the offering of 9,200,000 million ordinary shares in July 2003.

     Income from continuing operations for the year ended December 31, 2003 increased by 47% to $48.8 million from $33.2 million in 2002. Diluted earnings per ordinary share from continuing operations amounted to

$1.51 for the year ended December 31, 2003 and $1.25 per ordinary share in 2002, an increase of 21%. The growth in both income from continuing operations and diluted earnings per share arises from the growth in both our Life Reinsurance North America and Life Reinsurance International Segments. The growth in diluted earnings per share from continuing operations was offset by the increase in the weighted average number of ordinary shares outstanding due to the public offering of 9,200,000 ordinary shares in July 2003.

     Diluted earnings per ordinary share amounted to $0.85 and $1.23 for the year ended December 31, 2003 and 2002, respectively. Diluted earnings per ordinary share for 2003 decreased due to the adoption of DIG B36 and the resultant cumulative effect of change in accounting principle. In addition, the number of weighted average shares outstanding increased from 26,505,611 to 32,228,001 mainly due to the public offering of 9,200,000 ordinary shares in July 2003.

Segment Operating Results

Life Reinsurance North America

                                                  Year Ended      Year Ended      Year Ended
                                                  December 31,    December 31,   December 31,
                                                      2004            2003          2002
                                                  ------------    ------------   ------------
Revenues
Premiums earned ................................  $  464,719      $  230,708     $ 122,794
Investment income, net .........................     206,009         135,731        97,406
Fee income .....................................       7,867           4,067         3,148
Realized losses ................................      (7,974)         (6,124)       (4,833)
Change in value of embedded derivatives ........       4,561          13,904             -
                                                  -----------     ------------   -----------
  Total revenues ...............................     675,182         378,286       218,515
                                                  -----------     ------------   -----------
Benefits and expenses
Claims and other policy benefits ...............     344,319         171,711        91,774
Interest credited to interest sensitive contract
  liabilities ..................................     106,525          89,156        48,140
Acquisition costs and other insurance expenses,
  net ..........................................     132,174          83,594        48,401
Operating expenses .............................      18,408           8,646         7,323
Interest expense ...............................       4,605           1,109             -
                                                  -----------     ------------   -----------
  Total benefits and expenses ..................     606,031         354,216       195,638
                                                  -----------     ------------   -----------
Income before income taxes and minority interest  $   69,151      $   24,070     $  22,877
                                                  ===========     ============   ===========

     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States. The results of Scottish Re Life Corporation, which we acquired on December 22, 2003, are included in the results of this segment for the year ended December 31, 2004 and the period from December 22, 2003 to December 31, 2003.

     Premiums earned in our Life Reinsurance North America Segment during the year ended December 31, 2004 increased 101% to $464.7 million in comparison with $230.7 million in 2003. A significant portion of the increase is due to the acquisition of Scottish Re Life Corporation, which contributed $122.2 million in earned premiums. The remaining increase is due to the increase in the number of client ceding companies and the increase in business from these clients in our Life Reinsurance North America Segment. As of December 31, 2004, we had approximately $1.0 trillion of life reinsurance in force covering approximately
14.2 million lives with an average benefit per life of $71,000 in our North American operations. Excluding the business acquired from ING, we had approximately $305.1 billion of life reinsurance in force covering 7.1 million lives with an average benefit per life of $43,000. As of December 31, 2003, we had approximately $275.0 billion of life insurance in-force on 6.2 million lives and our average benefit coverage per life was $43,000.

     Net investment income increased by 52% to $206.0 million for the year ended December 31, 2004 from $135.7 million for the prior year. The increase is due to the growth in our average invested assets. Yields increased marginally during 2004. At December 31, 2004, total invested assets in this segment, excluding those assets acquired in the purchase of ING, increased to $4.5 billion from $3.6 billion at December 31, 2003. On the portfolio managed by our external investment managers the yields on fixed rate assets less cash were 5.22% and 5.13% at December 31, 2004 and 2003, respectively. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets less cash increased to 3.44% as at December 31, 2004 from 3.43% as at December 31, 2003, and the yield on our cash and cash equivalents increased to 1.78% as at December 31, 2004 from 1.01% as at December 31, 2003. In 2004, the market value of floating-rate assets increased to $963.8 million, excluding those assets acquired in the purchase of ING, from $301.8 million in 2003 as a result of our increased floating rate liabilities.

     Fee income during the year ended December 31, 2004 increased to $7.9 million from $4.1 million in 2003 principally because of the acquisition of Scottish Re Life Corporation.

     The change in value of derivatives, net of related deferred amortization costs, arises from the application of DIG B36. During the year ended December 31, 2004 this amounted to a gain of $4.6 million. This change in value arose principally because of an increase in risk free interest rates. DIG B36 was implemented at October 1, 2003. The change in value of the embedded derivatives during the period from October 1, 2003 to December 31, 2003 amounted to a gain of $13.9 million. The gain arose from an increase in the risk free rates.

     Claims and other policy benefits increased by 101% to $344.3 million during the year ended December 31, 2004 from $171.7 million in the same period in 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from period to period. Our targeted maximum retention in our Life Reinsurance operations is $1.0 million per life. For periods up to December 31, 2004 we ceded amounts in excess of $500,000. However, effective January 1, 2005, we have increased our retention to $1.0 million per life. Our retention on business acquired in the ING individual life reinsurance acquisition, effective December 31, 2004, is $2.0 million per life. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005 provides reinsurance for losses of $50.0 million in excess of $10.0 million, and provides protection for terrorism, nuclear, biological and chemical risks.

     For the year ended December 31, 2004, interest credited to interest sensitive contract liabilities increased by 19% to $106.5 million from $89.2 million in 2003. During the year ended December 31, 2003 we incurred $12.5 million due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Excluding this charge interest credited increased by 39% in comparison with the year ended December 31, 2003. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $500.6 million at December 31, 2004 in comparison with $330.7 million at December 31, 2003. Interest credited on these agreements was $9.0 million in 2004 in comparison with $2.4 million in 2003. The remaining increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.2 billion at December 31, 2004 in comparison with $2.6 billion at December 31, 2003.

     During the year ended December 31, 2004 acquisition costs and other insurance expenses increased by 58% to $132.2 million from $83.6 million in 2003. The increase was a result of the acquisition of Scottish Re Life Corporation, including the amortization of the present value of in-force arising on this business, and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. The interest and costs of the collateral finance facility described, in "Liquidity and Capital Resources" are included in acquisition costs and other insurance expenses and amounted to $2.8 million in the year ended December 31, 2004.

     The components of these expenses are as follows:

                                                      Year Ended       Year Ended       Year Ended
                                                      December 31,     December 31,    December 31,
                                                         2004             2003            2002
                                                     -------------    ------------    -------------
                                                                 (dollars in thousands)
Commissions, excise taxes and other insurance
expenses............................................ $    245,403     $    183,769    $    137,009
Deferral of expenses................................     (184,446)        (151,636)       (116,182)
                                                     -------------    ------------    -------------
                                                           60,957           32,133          20,827
Amortization -- Present value of in-force business...       4,353                -               -
Amortization -- Deferred acquisition costs...........      66,864           51,461          27,574
                                                     -------------    ------------    -------------
Total............................................... $    132,174     $     83,594    $     48,401
                                                     =============    ============    =============

     Operating expenses increased by 110% to $18.4 million during the year ended December 31, 2004 from $8.6 million in 2003. The increase is primarily the result of the acquisition of Scottish Re Life Corporation, additional personnel costs incurred as we continue to grow our business and the costs necessary to meet the requirements of the Sarbanes Oxley Act of 2002. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $2.4 million. Total employees in this segment have grown from 64 at December 31, 2003 to 91 at December 31, 2004.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $4.6 million for the year ended December 31, 2004 from $1.1 million in 2003 results from the issuance of an additional $62.0 million of these securities in October 2003, November 2003, and May 2004. An additional $50.0 million were issued in December 2004.

     Premiums earned in our Life Reinsurance North America Segment during the year ended December 31, 2003 increased 88% to $230.7 million from $122.8 million in 2002. The increase is due to increases in the amounts of life insurance in-force on existing traditional solutions treaties and on new business written during the year. As of December 31, 2003, the Company had reinsurance of approximately $275.0 billion of life insurance in-force on 6.2 million lives and our average benefit coverage per life was $43,000. As of December 31, 2002, we reinsured approximately $67.0 billion of life insurance in-force on 1.2 million lives and our average benefit coverage per life was $51,000.

     Net investment income increased by $38.3 million or 39% to $135.7 million for the year ended December 31, 2003 from $97.4 million for the prior year. The increase was due to the growth in our average invested assets offset in part by decreases in realized yields during 2003. Our total invested assets increased because of growth in our Life Reinsurance North America financial solutions business and investment of the proceeds of the HyCU offering in December 2003, our equity offering in July 2003 and long-term debt offerings in October and November 2003. Total invested assets, in the segment, increased from $2.1 billion at December 31, 2002 to $3.6 billion at December 31, 2003.

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

     Acquisition costs and other insurance expenses for our Life Reinsurance North America Segment increased to $83.6 million in 2003 from $48.4 million in 2002. The increase was a result of the growth of our business as described above. As discussed above, we incurred charges of $12.5 million this year due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. In light of the impact of the revised reporting on the estimated gross profits of the two treaties in question, we revised the amortization of deferred acquisition costs on the two treaties, along with two other related treaties.

     Operating expenses increased by 18% to $8.6 million during the year ended December 31, 2003 from $7.3 million in 2002. The increase is primarily the result of additional personnel costs incurred as we continued to grow our business.

     Interest expense in 2003 was in respect of trust preferred securities issued during 2003.

Life Reinsurance International

                                                      Year Ended       Year Ended       Year Ended
                                                      December 31,     December 31,    December 31,
                                                         2004             2003            2002
                                                     -------------    ------------    -------------
Revenues
Premiums earned................................      $    122,156     $   161,268     $     79,742
Investment income, net.........................            10,023           7,537            6,716
Realized gains (losses)........................             1,685             548           (5,942)
                                                     -------------    ------------    -------------
  Total revenues...............................           133,864         169,353           80,516
                                                     -------------    ------------    -------------
Benefits and expenses
Claims and other policy benefits...............            81,646         104,176           50,384
Acquisition costs and other insurance expenses,
  net..........................................            17,272          30,143            8,281
Operating expenses.............................            18,798          11,518            6,647
                                                     -------------    ------------    -------------
  Total benefits and expenses..................           117,716         145,837           65,312
                                                     -------------    ------------    -------------
Income before income taxes and minority interest     $     16,148     $    23,516     $     15,204
                                                     =============    ============    =============

     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew loss of license insurance.

     Premiums earned in our Life Reinsurance International Segment during the year ended December 31, 2004 decreased 24% to $122.2 million in comparison with $161.3 million in 2003. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We experience considerable reporting delays from some of our cedents on this business. In 2003, as part of the implementation of this segment's new administrative system, improved data was compiled to allow us to more accurately estimate our premium earned. As a result, premiums earned in 2003 included $23.4 million in respect of revisions in estimates of premiums earned.

Premiums earned from a portfolio acquired in 2002 were $11.5 million lower in 2004 compared to 2003 due to the run off nature of the portfolio. During 2004 we decided not to renew certain contracts, which did not meet our return thresholds. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 5% from $35.8 million to $34.0 million. Premiums earned in 2004 include $4.2 million relating to a share of two Lloyd's of London life syndicates.

     Investment income during the year ended December 31, 2004 has increased to $10.0 million compared to $7.5 million in 2003. The agreements for the acquisition of a portfolio of business completed late in 2002 included conditions for recapture of certain business by the ceding company. This recapture has been completed and resulted in additional investment income of $1.1 million in the year ended December 31, 2004. The remainder of the increase is due to the increased level of invested assets arising principally from growth in business.

     Claims and other policy benefits in our Life Reinsurance International Segment decreased by 22% to $81.6 million in the year ended December 31, 2004 from $104.2 million in 2003. Claims in comparison to the prior year have been impacted by the introduction of the estimates process as described above. During the current year we have recognized claims and other policy benefits of $1.8 million in respect of the recapture of business on the portfolio acquisition described above. In addition, during the year we incurred $1.0 million in respect of a claim from our stop loss business. We also released reserves of $3.1 million relating to revisions of estimated claims arising from the portfolio acquired in 2002. Claims and other policy benefits in 2004 also include $2.1 million of claims relating to our share of two Lloyd's of London life syndicates. Claims and other policy benefits in the prior year were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003. Our targeted maximum corporate retention per life in our Life Reinsurance International Segment is $250,000. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005 provides reinsurance for losses of $57.5 million in excess of $2.5 million, and provides protection for terrorism, nuclear, biological and chemical risks.

     During the year ended December 31, 2004 acquisition costs and other insurance expenses decreased by $12.8 million or 43% to $17.3 million from $30.1 million in 2003. Acquisition costs for a portfolio acquired in late 2002 are $2.3 million lower due to the run off nature of the portfolio. Acquisition costs include the amortization of the present value of in-force business. This was $1.8 million lower in 2004 compared to 2003 primarily due to the sale of the unit linked business in 2003. In the current year we recognized profit commission income of $1.8 million arising from a run off book of business. Acquisition costs in 2004 also include $2.4 million relating to our share of two Lloyd's of London life syndicates.

     Operating expenses have increased by 63% to $18.8 million for the year ended December 31, 2004 from $11.5 million in the prior year. The increases are principally due to increased personnel costs as resources have been added as we continue to grow our business and include costs for recruitment expenses. Operating expenses have also increased due to implementation of the requirements of the Sarbanes Oxley Act of 2002 and United Kingdom regulatory changes. Other expense increases compared to 2003 include office costs due to the move to larger offices in the second quarter of 2003 and amortization of the costs of a new administration system. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling during 2004.

     Premiums earned in our Life Reinsurance International Segment during the year ended December 31, 2003 increased by 102% to $161.3 million in comparison with $79.7 million in 2002. Our Life Reinsurance International Segment completed the acquisition of an in-force reinsurance transaction effective October 1, 2002. This transaction contributed $28.0 million to premiums earned during 2003 compared to $4.8 million of premiums earned in 2002. Premiums earned on other life business increased $48.4 million in the year ended December 31, 2003 in comparison with the prior year. The increase is due to an increase in the number of contracts to 2,115 in 2003 from 1,387 in 2002. Of the $48.4 million, $23.4 million resulted from revisions in estimates of premiums earned. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We have experienced considerable reporting delays from some of our cedents on this business. As part of the implementation of this segment's new administrative system, improved data was compiled which allowed us to more accurately estimate our premium earned. Premiums earned on aircrew loss of license insurance increased to $23.6 million during the current year in comparison with $16.5 million in the prior year due principally to new business. At December 31, 2003, there were 252 loss of license contracts in comparison with 186 at December 31, 2002.

     Claims and other policy benefits increased by 107% to $104.2 million in 2003 compared to $50.4 million in 2002. The increase is a result of the increased volume of business, as previously described, the revisions of estimates of premiums earned together with the acquisition of an in-force block of business effective October 2002. The estimate process contributed a further $17.5 million to claims and other policy benefits. Claims on the in-force block amounted to $18.8 million and $3.5 million for the year ended December 31, 2003 and 2002, respectively. During 2003, we entered into an agreement to novate our unit-linked liabilities. The outstanding liabilities were settled by transferring an agreed number of unit-linked securities to the novation agreement counter-party. The settlement was less than the liability previously recorded of $15.5 million and therefore resulted in a release of liabilities of $3.4 million.

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

     Operating expenses increased by $4.8 million to $11.5 million in 2003 from $6.6 million in 2002. The increase was principally in respect of increased personnel costs. The number of employees in our Life Reinsurance International Segment grew from 48 at December 31, 2002 to 62 at December 31, 2003. This growth resulted in additional costs for office running expenses. In 2003, we also experienced increased costs for our defined benefit pension plan.

Other

                                                      Year Ended       Year Ended       Year Ended
                                                      December 31,     December 31,    December 31,
                                                         2004             2003            2002
                                                     -------------    ------------    -------------
Revenues
Investment income, net.................              $      1,106     $     4,760     $     3,784
Fee income.............................                     3,680           3,840           3,426
Realized gains (losses)................                    (2,015)          1,128             (29)
                                                     -------------    ------------    -------------
Total revenues.........................                     2,771           9,728           7,181
                                                     -------------    ------------    -------------
Benefits and expenses
Acquisition costs and other                                 2,113           2,263           3,391
insurance expenses, net................
Operating expenses.....................                    17,452          10,857           9,116
Due diligence costs....................                     4,643               -               -
Interest expense.......................                     8,411           6,448           1,414
                                                     -------------    ------------    -------------
Total benefits and expenses............                    32,619          19,568          13,921
                                                     -------------    ------------    -------------
Loss before income taxes and
minority interest......................              $    (29,848)    $    (9,840)    $    (6,740)
                                                     =============    ============    ============

     The Other Segment comprises revenues and expenses not included elsewhere and includes corporate overhead. As previously discussed our Wealth Management operations, which were previously designated as a separate segment, are now included in the Other Segment.

     Investment income arises in the Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as we raise capital and deploy it into our operating segments. Fee income and acquisition expenses arise from our Wealth Management operations. Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our board of directors and legal and professional fees including those in respect of corporate governance legislation. Operating expenses have increased by 61% to $17.5 million the year ended December 31, 2004. These increases relate primarily to increased personnel costs and the costs of corporate governance initiatives, including implementation of the requirements of the Sarbanes Oxley Act of 2002. Due diligence costs of $4.6 million were incurred in respect of various proposed acquisitions. For the year December 31, 2004, interest expense has increased by 30% to $8.4 million from $6.4 million in 2003 as a result of the HyCU issuance in December 2003.

     We incurred interest expense of $6.4 million during the year ended December 31, 2003 in comparison with $1.4 million during 2002. Interest expense in 2003 comprises principally interest on the $115.0 million of convertible debt issued in November 2002. Interest expense in 2002 was in respect of borrowings under our credit facility and reverse repurchase arrangements. The credit facility borrowings were repaid in April 2002.

Realized gains (losses)

     During the year ended December 31, 2004, realized losses amounted to $8.3 million in comparison with realized losses of $4.4 million in 2003. Included in realized losses is $2.2 million resulting from the mark to market of an interest rate swap. We entered into this contract in relation to certain of our investment assets not supporting reinsurance liabilities. This derivative has not been designated as a hedge and accordingly changes in the fair value are recorded in the determination of net income. During the year ended December 31, 2004, we recognized losses of $9.9 million in respect of impairments on the portfolio controlled by us. These losses were offset by net realized gains on the portfolio.

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

     At December 31, 2002, we held unit-linked securities amounting to $16.5 million. These securities comprised investments in a unit trust denominated in British pounds. These securities were acquired as part of the purchase of Scottish Re Holdings Limited and were recorded at quoted market value. Changes in market value were recorded as net realized gains or losses. During 2003, we novated our liabilities on our unit-linked contracts as discussed in "Life Reinsurance International". The liabilities were settled by transferring a portion of the unit-linked securities to the original ceding company. The remaining unit-linked securities were sold realizing a gain of $0.3 million during the year. During the year ended December 31, 2003, changes in market value of those securities of $0.8 million were recognized as realized losses.

     During the year ended December 31, 2002, realized losses amounted to $10.8 million. The losses in 2002 consist of realized investment losses on unit linked securities held by Scottish Re Holdings Limited of $5.6 million, impairment losses recognized under EITF 99-20 of $6.7 million "and other than temporary impairments" on fixed maturity investments of $3.3 million. These losses were partially offset by net realized gains on the sales of fixed maturity investments of $4.8 million.

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

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold during 2004, 2003, and 2002.

                                               Year ended December 31, 2004
                --------------------------------------------------------------------------------------
                    Credit Concern        Relative Value              Other                 Total
                    --------------        --------------              -----                 -----
Days             Proceeds      Loss    Proceeds      Loss     Proceeds     Loss      Proceeds     Loss
----             --------      ----    --------      ----     --------     ----      --------     ----
                                     (dollars in thousands)
0-90 ........   $  7,528   $   (474)   $ 54,772   $ (1,284)   $ 77,107   $ (1,859)   $139,407   $ (3,617)
91-180 ......      1,909       (136)     22,884       (266)      6,543        (46)     31,336       (448)
181-270 .....     10,483       (159)      3,904        (23)        127         (1)     14,514       (183)
271-360 .....          -          -         488        (10)      1,886        (31)      2,374        (41)
Greater  than
360 .........      8,011       (710)        306        (11)        321        (33)      8,638       (754)
                --------   ---------   ---------  ----------  ---------  ---------   ---------  ---------
Total .......   $ 27,931   $ (1,479)   $ 82,354   $ (1,594)   $ 85,984   $ (1,970)   $196,269   $ (5,043)
                ========   =========   =========  ==========  =========  =========   =========  =========


                                               Year ended December 31, 2003
                --------------------------------------------------------------------------------------
                    Credit Concern        Relative Value              Other                 Total
                    --------------        --------------              -----                 -----
Days             Proceeds      Loss    Proceeds      Loss     Proceeds     Loss      Proceeds     Loss
----             --------      ----    --------      ----     --------     ----      --------     ----
                                     (dollars in thousands)
0-90 .......    $    924   $    (5)   $ 15,389    $   (166)   $ 20,686   $  (191)    $ 36,999   $   (362)
91-180 .....       3,529      (295)      3,693         (35)      1,720       (15)       8,942       (345)
181-270 ....       3,300      (251)        776         (29)        656        (4)       4,732       (284)
271-360 ....           -         -         545         (12)        479       (55)       1,024        (67)
Greater than
360 ........       6,008      (951)      1,380        (116)          -        -         7,388     (1,067)
                --------   ---------   ---------  ----------  ---------  ---------   ---------  ---------
Total ......    $ 13,761   $(1,502)   $ 21,783    $   (358)   $ 23,541   $  (265)    $ 59,085   $ (2,125)
                ========   =========   =========  ==========  =========  =========   =========  =========


                                               Year ended December 31, 2002
                --------------------------------------------------------------------------------------
                    Credit Concern        Relative Value              Other                 Total
                    --------------        --------------              -----                 -----
Days             Proceeds      Loss    Proceeds      Loss     Proceeds     Loss      Proceeds     Loss
----             --------      ----    --------      ----     --------     ----      --------     ----
                                     (dollars in thousands)
0-90........     $ 7,708   $   (520)   $  21,488  $    (130)  $  3,377   $    (41)   $ 32,573   $  (691)
91-180......       4,162       (196)       2,044        (45)         -          -       6,206      (241)
181-270.....       3,408       (213)           -          -          -          -       3,408      (213)
Greater than
360.........       5,284       (325)           -          -          -          -       5,284      (325)
                --------   ---------   ---------  ----------  ---------  ---------   ---------  ---------
Total.......    $ 20,562   $ (1,254)   $  23,532  $    (175)  $  3,377   $    (41)   $ 47,471   $ (1,470)
                ========   =========   =========  ==========  =========  =========   =========  =========

Income Taxes

     The 2004 income tax benefit is in respect of certain of our U.S. taxable entities and our U.K. and Irish entities, offset by income tax expenses arising on our other U.S. entities. Included in the 2004 income tax benefit is $1.7 million in respect of U.S. state taxes and $10.0 million arising in our Irish entity relating to the acquisition of the ING individual life business. In 2004, we established reserves of $3.3 million in respect of certain tax positions. The acquisition of the ING individual life reinsurance business is reflected under U.S. generally accepted accounting principles in accordance with purchase accounting requirements but for taxation is a currently taxable transaction. As a result, approximately $84.0 million of current tax expense and a corresponding $84.0 million of deferred tax benefit is not reflected in the income statement consistent with purchase accounting principles. At December 31, 2004 we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for a valuation allowance of $21.6 million established in 2004.

     The change in our effective tax rate is due primarily to the ratio of earnings on taxable jurisdictions to that in non-taxable jurisdictions.

     The 2003 and 2002 income tax benefits are in respect of certain of our U.S. taxable entities and are offset by income tax expenses arising on our U.K., Irish and other U.S. entities. Included in the 2003 income tax benefit is $2.1 million in respect of state taxes.

Financial Condition

Investments

     At December 31, 2004, the portfolio controlled by us consisted of $4.3 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $330.3 million represent investments in private securities. Of the total portfolio controlled by us, $3.5 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $752.5 million represented other cash balances. At December 31, 2003, the portfolio controlled by us consisted of $2.4 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $175.2 million represented investments in private securities. Of the total portfolio, $2.1 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $262.7 million represented other cash balances.

     At December 31, 2004, the average Standard & Poor's rating of that portfolio was "AA-", the average effective duration was 3.8 years and the average book yield was 4.2% as compared with an average rating of "AA-", an average effective duration 3.9 years and an average book yield of 4.5% at December 31, 2003. At December 31, 2004, the unrealized appreciation on investments, net of tax and deferred acquisition costs, was $13.7 million as compared with unrealized appreciation on investments, net of tax, of $16.8 million at December 31, 2003. The unrealized appreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     In the table below are the total returns earned by our portfolio for the year ended December 31, 2004, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                                  Year Ended
                                                              December 31, 2004
                                                              ------------------
Portfolio performance....................................             4.42%
Customized index.........................................             3.87%
Lehman Brothers Global Bond Index........................             9.27%
S&P 500..................................................            10.87%

     The following table presents the fixed income investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                    December 31, 2004        December 31, 2003
                                                 ------------------------  ---------------------
Ratings                                           $ in millions     %       $ in millions    %
                                                  -------------    ---      -------------   ---
AAA..........................................     $    1,754.2    41.1%     $      785.4   32.7%
AA...........................................            451.1    10.5             298.4   12.4
A............................................          1,284.0    30.1             762.7   31.7



BBB..........................................            750.5    17.6             540.8   22.5
BB or below..................................             30.3     0.7              16.6    0.7
                                                  ------------   -----      ------------  ------
Total........................................     $    4,270.1   100.0%     $    2,403.9  100.0%
                                                  ============   =====      ============  ======


     The following table illustrates the fixed income investment portfolio (market value) sector exposure.

                                                    December 31, 2004        December 31, 2003
                                                 ------------------------  ---------------------
Sector                                            $ in millions     %       $ in millions    %
                                                  -------------    ---      -------------   ---
U.S. Treasury securities and U.S. government
  agency obligations.........................     $      89.5      2.1%     $      74.6      3.1%
Corporate securities.........................         1,618.3     37.9          1,119.6     46.6
Municipal bonds..............................            20.8      0.5              1.8      0.1
Mortgage and asset backed securities.........         1,663.8     39.0            818.7     34.0
Preferred stock..............................           125.2      2.9            126.5      5.3
                                                  -------------  -------    -------------  ------
                                                      3,517.6     82.4          2,141.2     89.1
Cash.........................................           752.5     17.6            262.7     10.9
                                                  -------------  -------    -------------  ------
Total........................................     $   4,270.1    100.0%     $   2,403.9    100.0%
                                                  =============  =======    =============  ======

     The data in the tables above excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance agreements.

     At December 31, 2004, our fixed income portfolio had 1,773 positions and $12.0 million of gross unrealized losses. No single position had an unrealized loss greater than $0.9 million. There were $42.1 million of unrealized gains on the remainder of the portfolio. There were 44 private securities in an unrealized loss position totaling $0.7 million. At December 31, 2003 our fixed income portfolio had 1,375 positions and $14.6 million of gross unrealized losses. No single position had an unrealized loss greater than $1.6 million. There were $37.0 million of unrealized gains on the remainder of the portfolio. There were 34 private securities in an unrealized loss position totaling $0.8 million.

     The composition by category of securities that have an unrealized loss at December 31, 2004 and December 31, 2003 are presented in the tables below.

                                                               December 31, 2004
                                              -------------------------------------------------
                                                Estimated                Unrealized
                                               Fair Value        %          Loss           %
                                              -------------   -------   ------------    -------
                                                               Dollars in thousands
Corporate securities.......................   $   292,441       28.7%   $    (2,834)      23.5%
Other structured securities................       339,441       33.3        (5,526)       45.9
Collateralized mortgage obligations........       229,168       22.5        (1,925)       16.0
Governments................................        51,123        5.0          (139)        1.2
Municipal                                          12,130        1.2          (158)        1.3
Preferred stock..............................      35,462        3.5          (641)        5.3
Mortgage backed securities...................      58,670        5.8          (825)        6.8
                                              -----------      ------   -----------      ------
Total........................................ $ 1,018,435      100.0%   $  (12,048)      100.0%
                                              ===========      ======   ===========      ======

                                                               December 31, 2003
                                              -------------------------------------------------
                                                Estimated                Unrealized
                                               Fair Value        %          Loss           %
                                              -------------   -------   ------------    -------
                                                               Dollars in thousands
Corporate securities.......................   $   223,555       41.4%   $   (3,823)       26.2%
Other structured securities................       154,065       28.5        (8,943)       61.3
Collateralized mortgage obligations........        95,455       17.7          (863)        5.9
Governments................................        25,838        4.8          (400)        2.7
Preferred stock............................        21,303        3.9          (299)        2.1
Mortgage backed securities.................        19,900        3.7          (255)        1.8
                                              -----------      ------   -----------      ------
Total........................................ $   540,116      100.0%   $  (14,583)      100.0%
                                              ===========      ======   ===========      ======

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:


                                                    December 31, 2004
                         -------------------------------------------------------------------
                                                  Estimated               Unrealized
Days                     Book Value      %       Fair Value       %          Loss         %
----                     ----------     ---      ----------      ---      -----------    ---
                                                  Dollars in thousands
0-90.................    $  471,909     45.8%    $  468,924     46.0%     $   (2,985)    24.8%
91-180...............       154,062     14.9        153,237     15.0            (825)     6.8
181-270..............       231,798     22.5        229,026     22.5          (2,772)    23.0
271-360..............        86,468      8.4         84,142      8.3          (2,326)    19.3
Greater than 360 ....        86,246      8.4         83,106      8.2          (3,140)    26.1
                         ----------    ------    ----------    ------     -----------   ------
Total                    $1,030,483    100.0%    $1,018,435    100.0%        (12,048)   100.0%
                         ==========    ======    ==========    ======     ===========   ======


                                                    December 31, 2003
                         -------------------------------------------------------------------
                                                  Estimated               Unrealized
Days                     Book Value      %       Fair Value       %          Loss         %
----                     ----------     ---      ----------      ---      -----------    ---
                                                  Dollars in thousands
0-90.................    $ 308,267      55.6%    $  304,511      56.4%    $   (3,756)    25.8%
91-180...............      115,702      20.9        113,405      21.0         (2,297)    15.7
181-270..............       56,362      10.1         55,243      10.2         (1,119)     7.7
271-360..............       13,486       2.4         13,064       2.4           (422)     2.9
Greater than 360.....       60,882      11.0         53,893      10.0         (6,989)    47.9
                         ---------     ------    ----------     -----     -----------   ------
Total                    $ 554,699     100.0%    $  540,116     100.0%    $  (14,583)   100.0%
                         =========     ======    ==========     =====     ===========   ======


     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $2.1 million at December 31, 2004 and $2.0 million at December 31, 2003. Unrealized losses on non-investment grade securities amounted to $2.1 million and $3.0 million at December 31, 2004 and December 31, 2003, respectively. Of these amounts, non-investment grade securities with unrealized losses of $1.0 million at December 31, 2004 and $1.8 million at December 31, 2003 had been in an unrealized loss position for a period greater than one year, of which $1.0 million at December 31, 2004 and $0.9 million at December 31, 2003 had been in an unrealized loss position for periods greater than 2 years.

     The following tables illustrate the industry analysis of the unrealized losses at December 31, 2004 and 2003:

                                                         December 31, 2004
                              ----------------------------------------------------------------------
                                Amortized              Estimated                Unrealized
                                  Cost         %       Fair Value      %           Loss         %
                               ----------    ------    ----------    ------     -----------   ------
       Industry                                        Dollars in thousands
       Mortgage and asset
         backed securities.    $  635,556     61.7%    $  627,279      61.6%    $   (8,277)    68.7%
       Banking.............        89,131      8.7         88,371       8.7           (760)     6.3
       Insurance...........        30,229      2.9         29,831       2.9           (398)     3.3
       Financial Other.....        30,081      2.9         29,645       2.9           (436)     3.6
       Brokerage...........        25,071      2.4         24,893       2.4           (178)     1.5
       Financial companies.        24,293      2.4         24,080       2.4           (213)     1.8
       Communications......        16,734      1.6         16,503       1.6           (231)     1.9
       Other...............       179,388     17.4        177,833      17.5         (1,555)    12.9
                               ----------    ------    ----------    -------    -----------   ------
       Total...............    $1,030,483    100.0%    $1,018,435     100.0%    $  (12,048)   100.0%
                               ==========    ======    ==========    =======    ===========   ======


                                                         December 31, 2003
                               ---------------------------------------------------------------------
                                Amortized              Estimated                Unrealized
                                  Cost         %       Fair Value      %           Loss         %
                               ----------    ------    ----------    ------     -----------   ------
       Industry                                        Dollars in thousands
       Mortgage  and  asset
         backed securities.    $  279,481     50.4%    $  269,420      49.9%    $  (10,061)    69.0%
       Banking.............        38,738      7.0         38,201       7.1           (537)     3.7
       Consumer
         non-cyclical......        23,009      4.1         22,632       4.2           (377)     2.6
       Communications......        27,401      5.0         27,055       5.0           (346)     2.4
       Financial companies.        21,900      4.0         21,539       4.0           (361)     2.5
       Insurance...........        17,467      3.1         17,289       3.2           (178)     1.2
       Transportation......         7,382      1.3          6,534       1.2           (848)     5.8
       Other...............       139,321     25.1        137,446      25.4         (1,875)    12.8
                               ----------    ------    ----------    -------    -----------   ------
       Total...............    $  554,699    100.0%    $  540,116     100.0%    $  (14,583)   100.0%
                               ==========    ======    ==========    =======    ===========   ======

________________

Other industries each represent less than 2% of estimated fair value

     The expected maturity dates of our fixed maturity investments that have an unrealized loss at December 31, 2004 and 2003 are presented in the table below.


                                                         December 31, 2003
                               ---------------------------------------------------------------------
                                  Book                 Estimated                Unrealized
                                 Value         %       Fair Value      %           Loss         %
                               ----------    ------    ----------    ------     -----------   ------
Maturity                                               Dollars in thousands
Due in one year or less...     $  162,787     15.8%    $  160,087      15.7%    $   (2,700)    22.4%
Due in one through five
years.....................        532,436     51.7        527,660      51.8         (4,776)    39.6
Due in five through ten
years.....................        256,319     24.9        252,939      24.9         (3,380)    28.1
Due after ten years.......         78,941      7.6         77,749       7.6         (1,192)     9.9
                               ----------    ------    ----------    -------    -----------   ------
Total.....................     $1,030,483    100.0%    $1,018,435     100.0%    $  (12,048)   100.0%
                               ==========    ======    ==========    =======    ===========   ======

                                                         December 31, 2003
                              ----------------------------------------------------------------------
                                  Book                 Estimated                Unrealized
                                 Value         %       Fair Value      %           Loss         %
                               ----------    ------    ----------    ------     -----------   ------
Maturity                                               Dollars in thousands
Due in one year or less...     $   57,517     10.4%    $   57,129      10.6%    $    (388)      2.7%
Due in one through five           220,835     39.8        214,836      39.8        (5,999)     41.1
years.....................
Due in five through ten           232,231     41.9        225,844      41.8        (6,387)     43.8
years.....................
Due after ten years.......         44,116      7.9         42,307       7.8        (1,809)     12.4
                               ----------    ------    ----------    -------    -----------   ------
Total.....................     $  554,699    100.0%    $  540,116     100.0%    $ (14,583)    100.0%
                               ==========    ======    ==========    =======    ===========   ======

     At December 31, 2004, there were 647 securities with unrealized loss positions with no security having an unrealized loss greater than $0.9 million. At December 31, 2003, there were 409 securities with unrealized loss positions with 2 securities having an unrealized loss greater than $1.0 million. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

     At December 31, 2004, there were two securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.9 million. At December 31, 2003 there were 12 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $7.2 million and the largest unrealized loss position was $1.6 million.

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

     At December 31, 2004, funds withheld at interest were in respect of seven contracts with four ceding companies. At December 31, 2003, funds withheld at interest were in respect of six contracts with three ceding companies. At December 31, 2004, we had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion or 63% of the funds withheld balances. Additionally we had two contracts with Security Life of Denver International that accounted for $0.5 billion or 27% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.0 billion and $1.7 billion at December 31, 2004 and December 31, 2003, respectively.

     At December 31, 2004, the funds withheld at interest totaled $2.0 billion with an average rating of "A+", an average effective duration of 3.9 years and an average book yield of 5.2% as compared with an average rating of "A-", an average effective duration of 5.1 years and an average book yield of 6.3% at December 31, 2003. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $2.1 billion and $1.6 billion at December 31, 2004 and December 31, 2003, respectively.

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

                                                    December 31, 2004       December 31, 2003
                                                 ----------------------   --------------------
Ratings                                             $ in                  $ in
                                                  millions         %      millions        %
                                                 -----------     -----   -----------    -----
AAA..........................................    $    692.6      33.3%   $    216.6      13.9%
AA...........................................          85.0       4.1          76.9       4.9
A ...........................................         527.7      25.4         528.6      34.0
BBB..........................................         579.7      27.9         537.6      34.6
BB or below..................................          63.3       3.1          66.0       4.3
                                                 -----------    ------   -----------    ------
                                                    1,948.3      93.8       1,425.7      91.7
Commercial mortgage loans....................         129.9       6.2         129.4       8.3
                                                 -----------    ------   -----------    ------
Total........................................    $  2,078.2     100.0%   $  1,555.1     100.0%
                                                 ===========    ======   ===========    ======

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                                    December 31, 2004       December 31, 2003
                                                 ----------------------   --------------------
Sector                                              $ in                  $ in
                                                  millions         %      millions        %
                                                 -----------     -----   -----------    -----
U.S. Treasury securities and U.S. government
  agency obligations.........................    $     39.7       1.9%   $     32.0       2.1%
Corporate securities.........................       1,096.3      52.8       1,041.2      67.0
Municipal bonds..............................          25.2       1.2          23.1       1.5
Mortgage and asset backed securities.........         314.7      15.1         329.4      21.1
Commercial mortgage loans....................         129.9       6.3         129.4       8.3
Cash.........................................         472.4      22.7             -         -
                                                 -----------    ------   -----------    ------
Total                                            $  2,078.2     100.0%   $  1,555.1     100.0%
                                                 ===========    ======   ===========    ======

Liquidity and Capital Resources

Cash flow

     Cash provided by operating activities amounted to $38.9 million in the year ended December 31, 2004 in comparison with $88.5 million in 2003. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The decrease in operating cash flow is partly attributable to settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition in December 2003. When adjusted for this payment, cash inflows from operations in the year ended December 31, 2004 were $61.9 million compared to inflows $88.5 million in 2003. This decrease is due to the timing of receipt of reinsurance receivables and settlement of reinsurance payables. During the year ended December 31, 2004 we settled reinsurance payables outstanding at December 30, 2003.

     Cash provided by operating activities amounted to $88.5 million in 2003 in comparison with cash flow of $9.2 million used in operating activities in 2002. The increase in operating cash flow from 2002 was $97.7 million. It related primarily to increases in premiums, fees, and investment income being greater than increases in benefits, reserve movements and expenses paid. Cash from premiums and fees increased by $116.3 million due to growth in our Life Reinsurance business. Cash from investment income increased by $68.7 million due to the growth in our invested asset base. The increase was offset by declining yields. Cash used to settle benefits increased by $66.9 million due to the growth in our Life Reinsurance business. This use of cash was offset by an increase in related reserves of $64.1 million. Cash used to pay acquisition and other expenses, including commissions and interest, increased by $84.5 million. This increase related principally to new business written in our Life Reinsurance North America Segment, increased operating expenses and increased debt. Acquisition costs include commissions on first year business that are deferred when paid and therefore do not impact net income until later years.

     We believe cash flows from operations will be positive over time. However, they may be positive or negative in any one period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business, the level of renewal premiums earned in the period and the timing of receipt of reinsurance receivables and settlement of reinsurance payables. To address the risk that operating cash flows may not be sufficient in any given period we maintain a high quality, fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and can be sold to meet obligations if necessary.

Capital

     At December 31, 2004, total capitalization was $1.3 billion compared to $964.3 million and $623.6 million at December 31, 2003 and 2002, respectively. Total capitalization is analyzed as follows:

                                                  December 31, 2004    December 31, 2003    December 31, 2002
                                                 -------------------  -------------------  -------------------
                                                                    (dollars in thousands)
Shareholders' equity  .......................    $        862,674    $      659,844     $      491,092
Mezzanine equity.............................             142,449           141,928                  -
Long-term debt...............................             244,500           162,500            132,500
7.00% Convertible Junior Subordinated Notes..              41,282                 -                  -
                                                 ------------------  ----------------  ------------------
                                                 $      1,290,905    $      964,272     $      623,592
                                                 ==================  ================  ==================


     The increase in capitalization is due to the net income for the year ended December 31, 2004 of $71.4 million, the issuance of ordinary shares, warrants and notes to the Cypress Entities, totaling $168.3 million, the issuance of trust preferred debt of $82.0 million, the issuance of share capital to employees on the exercise of options of $8.3 million and an increase in other comprehensive income of $13.5 million offset by dividends paid of $7.1 million. Other comprehensive income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of December 31, 2004.

     The $340.7 million increase in capitalization in 2003 is due primarily to the net proceeds of our 2003 equity offering of $180.1 million, the net proceeds of the offering of HyCUs which are included in mezzanine equity of $138.2 million, the trust preferred securities offerings of $30.0 million, net income for the year of $27.3 million and increases in other comprehensive income. These increases have been offset by dividends paid of $6.2 million. Other comprehensive income consists of the unrealized appreciation on investments, the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of December 31, 2003 and a minimum pension liability adjustment at December 31, 2002, only.

     On April 4, 2002 we completed a public offering of 6,750,000 ordinary shares (which included an over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of $114.3 million. We used the net proceeds of the offering to repay short-term borrowings of $40.0 million, which we had borrowed under a credit facility with a U.S. bank, and for general corporate purposes.

     On November 22, 2002 we completed the private offering of $115.0 million of 4.5% Senior Convertible Notes due 2022 (which included an over allotment option of $15.0 million) in which we raised aggregate net proceeds of $110.9 million. We used the net proceeds of the offering to repay short-term borrowings of $23.5 million, under reverse repurchase agreements, and for general corporate purposes.

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

     On May 12, 2004, we privately placed $32.0 million of trust preferred securities (the "2034 Trust Preferred Securities") which were issued by a trust subsidiary holding a thirty year $32.0 million aggregate principal amount subordinated note of Scottish Holdings, Inc. which is guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. Net proceeds were $31.0 million. Scottish Holdings, Inc. provided $30.0 million capital infusion to its direct subsidiary Scottish Re (U.S.), Inc. and used the remainder of the net proceeds for general corporate purposes.

     On December 18, 2004, Scottish Financial (Luxembourg) S.a.r.l., a subsidiary of Scottish Annuity & Life Insurance Company (Cayman) Ltd., privately placed $50.0 million of trust preferred securities (the "December 2034 Trust Preferred Securities") which were issued by a subsidiary trust holding a thirty year $51.5 million aggregate principal amount subordinated note of Scottish Financial (Luxembourg) S.a.r.l. which is guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. Net proceeds were $48.5 million, which was used for general corporate purposes.

     In order to provide additional capital to support the individual life reinsurance business acquired from ING we signed a securities purchase agreement on October 17, 2004, with the Cypress Entities. Pursuant to this agreement, we issued to the Cypress Entities on December 31, 2004:

     (i) 3,953,183 ordinary shares, par value $0.01 per share (equal to 9.9% of the aggregate number of ordinary shares issued and outstanding on December 31, 2004, taking into account such issuance);

     (ii) Class C Warrants to purchase 3,206,431 ordinary shares (equal to the difference between (A) 19.9% of the ordinary shares issued and outstanding on December 31, 2004 (without taking into account the issuance of ordinary shares pursuant to (i) above) and (B) the number of ordinary shares issued to the Cypress Entities as provided in (i) above); and

     (iii) $41,282,479 aggregate principal amount of 7.00% Convertible Junior Subordinated Notes with a maturity date 30 years from issuance.

     The proceeds from the Cypress Entities net of a commitment fee and other expenses amounted to $168.3 million.

     The ordinary shares, the Class C Warrants and the 7.00% Convertible Junior Subordinated Notes purchased by the Cypress Entities are collectively referred to as the "Purchased Securities." The effective purchase price was $19.375 per ordinary share (the "Purchase Price"). Upon exercise of the Class C Warrants and conversion of the 7.00% Convertible Junior Subordinated Notes (which is subject to certain conditions as described below), the Cypress Entities will become the largest shareholder group of Scottish Re.

     The Class C Warrants are exercisable at an exercise price equal to $0.01 per share. The number of ordinary shares for which the Class C Warrants are exercisable will be subject to customary anti-dilution adjustments. The Class C Warrants do not have voting rights and are not exercisable until (i) our shareholders approve (A) certain amendments to our Articles of Association to allow the Cypress Entities to hold more than 9.9% of our issued and outstanding ordinary shares, and (B) the issuance of more than 20% of our ordinary shares to the Cypress Entities, as required by New York Stock Exchange rules (the "Shareholder Proposals"), and (ii) requisite regulatory approvals have been obtained from insurance regulators in Delaware and the United Kingdom. Notwithstanding the foregoing, the Class C Warrants will become exercisable (i) immediately upon their transfer to an unaffiliated third party provided that such transfer complies with the ownership limitations contained in our articles of association or (ii) to the extent the exercise thereof would not cause the Cypress Entities to own in the aggregate greater than 9.9% of the ordinary shares then outstanding. Upon approval of the Shareholder Proposals and the receipt of all requisite regulatory approvals, the Class C Warrants will automatically be exercised for the applicable number of ordinary shares. In the event that a change of control of Scottish Re occurs and the Class C Warrants cannot be exercised in full for ordinary shares by the terms of our articles of association or by applicable law, the holders of Class C Warrants may require us to repurchase the unexercised Class C Warrants pursuant to the terms specified in the Class C Warrants.

     If the shareholders do not approve the Shareholder Proposals by June 30, 2005 (a "Failed Condition"), we will make additional payments on the Class C Warrants by paying cash equal to, on a per annum basis, 5% of the product of (i) the number of ordinary shares underlying the Class C Warrants then held by the Cypress Entities and (ii) the Purchase Price, or, Scottish Re Group Limited's option in lieu of cash, by issuing additional 7.00% Convertible Junior Subordinated Notes with an equivalent aggregate principal amount, such payment or issuance to be made on the business day immediately following the date of occurrence of the Failed Condition, and on each six-month anniversary thereafter, until the Shareholder Proposals have been approved. In addition, until the Shareholder Proposals have been approved, we will make an additional payment on the Class C Warrants equal to the dividend then currently payable on ordinary shares, which will be assumed to be no less than $0.20 per share per annum.

     Holders of the 7.00% Convertible Junior Subordinated Notes do not have voting rights. The 7.00% Convertible Junior Subordinated Notes are unsecured obligations, subordinated to all indebtedness that does not by its terms rank pari passu or junior to the 7.00% Convertible Junior Subordinated Notes, including any guarantees issued by us in respect of senior or senior subordinated indebtedness. The accrued but unpaid interest on the 7.00% Convertible Junior Subordinated Notes will be payable in kind on December 1 and June 1 of each year, beginning June 1, 2005, by the issuance of additional 7.00% Convertible Junior Subordinated Notes of the same series, having the same terms and conditions as the 7.00% Convertible Junior Subordinated Notes and having a principal amount equal to the amount of such accrued and unpaid interest. However, (i) during the period from December 31, 2007 to December 31, 2014, we may at our option pay any of such accrued but unpaid interest in cash in lieu of in kind, and (ii) subsequent to December 31, 2014, the Cypress Entities may at their option receive any of such accrued but unpaid interest in cash in lieu of in kind.

     Upon the approval of our shareholders and the receipt of all requisite regulatory approvals, the 7.00% Convertible Junior Subordinated Notes will automatically be converted into our ordinary shares at an initial conversion price of $19.375 per ordinary share, subject to customary anti-dilution adjustments. If upon approval of the Shareholder Proposals the requisite regulatory approvals have not been obtained, the 7.00% Convertible Junior Subordinated Notes will automatically be exchanged for additional Class C Warrants to purchase the number of ordinary shares into which the 7.00% Convertible Junior Subordinated Notes (including any accrued and unpaid interest through the date of conversion) were convertible. If we have sought approval of the Shareholder Proposals unsuccessfully at least twice, after December 31, 2005, we may redeem all (but not less than all) of the then-outstanding 7.00% Convertible Junior Subordinated Notes for cash at a redemption price per share equal to the greater of (i) an amount equal to, (A) if prior to December 31, 2007, the initial Purchase Price paid by the Cypress Entities for the 7.00% Convertible Junior Subordinated Notes, plus an amount calculated based on an annual, compounded internal rate of return equal to the Penalty Rate (described below) on such investment for the period from December 31, 2004 through December 31, 2007(applying the 19% Penalty Rate to such period), or (B) if after December 31, 2007, the principal amount thereof plus accrued and unpaid interest thereon through the date of repurchase, and (ii) the market value at the time of such redemption of the number of ordinary shares into which the 7.00% Convertible Junior Subordinated Notes are then convertible. In the event of a change of control of Scottish Re, we will be required to repurchase the 7.00% Convertible Junior Subordinated Notes pursuant to the terms specified in the 7.00% Convertible Junior Subordinated Notes.

     In the event of a Failed Condition, the 7.00% Convertible Junior Subordinated Notes will bear interest at the Penalty Rate applied retroactively from December 31, 2004 until the earliest to occur of a cure of such condition, early redemption of the 7.00% Convertible Junior Subordinated Notes or the maturity thereof. The "Penalty Rate" means a rate per annum equal to, (i) if a Failed Condition occurs in 2005, 15% applicable through December 31, 2005, (ii) if a Failed Condition occurs or continues in 2006, 17% through December 31, 2006 and (iii) 19% thereafter.

     Subject to certain limited exceptions, the Cypress Entities have agreed not to divest the Purchased Securities for a period of 12 months from the Closing Date. We have granted the Cypress Entities demand and piggyback registration rights as well as, subject to certain exceptions, preemptive rights.

     Scottish Re, Pacific Life, and certain of Scottish Re Group Limited's officers and directors have also entered into Voting Agreements with the Cypress Entities. Under these agreements, each of the signatories has agreed to vote any ordinary shares held by them in favor of the Shareholder Proposals.

     During 2004, we paid quarterly dividends totaling $7.1 million or $0.20 per share. During 2003, we paid quarterly dividends totaling $6.2 million or $0.20 per share. During 2002, we paid quarterly dividends totaling $5.0 million or $0.20 per share.

Collateral

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

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit;

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

     We have a number of facilities in place to provide the collateral required for our reinsurance business.

Credit Facilities

     On June 25, 2004, we closed a collateral finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established in respect of this facility. As a result, the balances and activities of the trust have been consolidated in these financial statements.

     On December 29, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited closed a $175.0 million, 364-day revolving credit facility with a syndicate of banks led by Bank of America, N.A. The facility provides capacity for borrowing and for extending letters of credit. The proceeds from the facility will be used for working capital, capital expenditures and general corporate purposes. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re.

     The facility may be increased to an aggregate principal amount of $200.0 million. The interest rate on each loan made under the facility, as determined by the nature of the loan, will be at (i) the Federal Funds Rate plus 0.50%,
(ii) the prime rate as announced by Bank of America, N.A., or (iii) the British Bankers Association LIBOR Rate plus an applicable margin.

     The facility requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of shareholders' equity, a debt to capitalization ratio of less than 20% and uncollateralized assets of 1.2 times borrowings. In addition, the facility requires that Scottish Re maintain a minimum amount of shareholders' equity, and a debt to capitalization ratio of less than 30%. The facility also requires that Scottish Re (U.S.), Inc.

maintain minimum capital and surplus equal to the greater of (i) $20 million or
(ii) the amount necessary to prevent a company action level event from occurring under the risk based capital laws of Delaware. Our failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At December 31, 2004 we were in compliance with the requirements of the facility. At December 31, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $35.8 million as at December 31, 2004.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At December 31, 2004, there were no borrowings under this agreement.

ING Collateral Arrangement

     ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We will pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to XXX reserve requirements for our existing business as well as the business acquired from ING. We anticipate implementing capital markets related solutions relating to these requirements as cost efficient opportunities arise.

Stingray Pass-Through Trust

     On January 12, 2005, Stingray Pass-Through Trust ("Pass-Through Trust") issued $325.0 million in aggregate principal amount of 5.902% collateral facility securities (the "Pass-Through Certificates") in a private transaction. On the same date, Pass-Through Trust used the proceeds of this issuance to purchase an aggregate principal amount of $325 million of 5.902% investor certificates (the "Investor Certificates") from Stingray Investor Trust ("Investor Trust"). Investor Trust used the proceeds of this issuance to purchase a portfolio of high-grade commercial paper notes. Under a Put Agreement between Investor Trust and Scottish Annuity & Life Insurance Company (Cayman) Ltd., the Investor Trust agrees to purchase at a pre-determined price Funding Agreements issued by Scottish Annuity & Life Insurance Company (Cayman) Ltd., up to any amount such that the aggregate face amount of Funding Agreements outstanding at any time does not exceed $325.0, in exchange for a portfolio of highly rated 30-day commercial paper. In consideration for the Investor Trust's agreement to purchase Funding Agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. will pay the Investor Trust a Put Premium on a monthly payment date. Although Scottish Annuity & Life Insurance Company (Cayman) Ltd. participated in the transactions leading to the establishment of the Pass-Through Trust and the Investor Trust, the trusts are independent entities and are not owned, controlled or managed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. The Pass-Through Certificates are direct financial obligations of the Pass-Through Trust, the Investor Certificates are direct financial obligations of the Investor Trust, and the Funding Agreements are a direct financial obligation of Scottish Annuity & Life Insurance Company (Cayman) Ltd. when and if issued.

     The Pass-Through Trust expects to pay income distributions on the Pass-Through Certificates monthly, commencing February 14, 2005, at a rate per annum equal to 5.902%. The Pass-Through Trust expects to repay the stated amount of the Pass-Through Certificates on January 12, 2015. The Pass-Through Certificates are not subject to redemption prior to the scheduled maturity date other than as a result of certain tax events. The Investor Trust expects to pay income distributions on the Investor Certificates monthly, commencing February 14, 2005, at a rate per annum equal to 5.902%. The Investor Certificates are not subject to redemption prior to the scheduled maturity date other than as a result of certain tax events. The Investor Trust expects to repay the stated amount of the Investor Certificates on January 12, 2015. Scottish Annuity & Life Insurance Company (Cayman) Ltd. expects to pay interest on the Funding Agreements monthly, commencing February 11, 2005 (which is one business day immediately preceding each distribution date on the Pass-Through Certificates and the Investor Trust Certificates), at a rate equal to the 30-Day CP Index Rate for the related accrual period plus 1.477%. Scottish Annuity & Life Insurance Company (Cayman) Ltd. has the right to redeem the Funding Agreements on any payment date selected by Scottish Annuity & Life Insurance Company (Cayman) Ltd. upon not less than 35 nor more than 65 days prior notice. The Funding Agreements are unsecured obligations of Scottish Annuity & Life Insurance Company (Cayman) Ltd. and will mature in 2015.

Orkney Holdings, LLC

     On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company, and a direct wholly-owned subsidiary of Scottish Re (U.S.), Inc., issued $850.0 million in aggregate principal amount of Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes") in a private placement. The payment of scheduled interest payments under the Orkney Notes and the ultimate repayment of principal on February 11, 2035 are insured by MBIA Insurance Corporation, a New York stock insurance company, through a financial guaranty insurance policy (the "Orkney Notes Policy"). MBIA Insurance Corporation will not guarantee the payment of any redemption premium, the early repayment of principal on the Orkney Notes, taxes or shortfalls for withholding taxes. The Orkney Notes are direct financial obligations of Orkney Holdings, LLC, and no affiliate of Orkney Holdings, LLC, including without limitation neither us nor Scottish Re (U.S.), Inc., is an obligor or guarantor on the Orkney Notes.

     Orkney Holdings, LLC will rely upon the receipt of dividend payments from its wholly-owned subsidiary, Orkney Re, Inc., a special purpose financial captive insurance company incorporated under the laws of the State of South Carolina, to make payments of interest and principal on the Orkney Notes. The ability of Orkney Re, Inc. to make dividend payments to Orkney Holdings, LLC is contingent upon meeting certain regulatory requirements and upon the performance of the block of business retroceded by Scottish Re (U.S.), Inc. to Orkney Re, Inc. This block of business consists of specified term life insurance policies with guaranteed level premiums issued by third party ceding insurers and reinsured with Scottish Re (U.S.), Inc.

     The annual interest rate on the Orkney Notes will equal the 3-month London Interbank Offered Rate, plus a spread. Such interest will be payable quarterly in arrears on each February 11, May 11, August 11, and November 11 (each an "Orkney Scheduled Payment Date"), for each period beginning on (and including) February 11, 2005, and each succeeding Orkney Scheduled Payment Date, and ending on (but excluding) the next succeeding Orkney Scheduled Payment Date.

     Under the terms of the Orkney Notes Policy, MBIA Insurance Corporation may direct JPMorgan Chase Bank, N.A., as trustee, under an indenture (the "Orkney Indenture") among Orkney Holdings, LLC, Scottish Re (U.S.), Inc., JPMorgan Chase Bank, N.A., as trustee, and MBIA Insurance Corporation, to foreclose on certain accounts of Orkney Re, Inc. (the "Orkney Collateral") securing the Orkney Notes Policy if any of the following events of default occurs:

     o payment by MBIA Insurance Corporation under the Orkney Notes Policy, or advancement of funds for payment to the holders of the Orkney Notes;

     o nonpayment of interest when due and payable in accordance with the terms of the Orkney Notes;

     o    nonpayment of all, or part, of the principal of the Orkney Notes;

     o the security interest in the Orkney Collateral ceases to be a perfected security interest, other than as any act or omission on the part of MBIA Insurance Corporation;

     o failure to make payments to MBIA Insurance Corporation under ancillary agreements;

     o Scottish Re (U.S.), Inc. fails to make a required payment under certain tax agreements, and such failure remains unremedied for a period of 30 days after receiving notice;

     o breach or misrepresentation of any representation or warranty under the Indenture by either Orkney Holdings, LLC or Orkney Re, Inc., if unremedied for a period of 30 days after receiving notice; or

     o bankruptcy, insolvency, reorganization, liquidation conservation, rehabilitation or other similar proceeding of Orkney Holdings, LLC or Orkney Re, Inc.


     If an event of default occurs and is continuing, the entire principal thereof and interest accrued thereon may be declared to be due and payable immediately.

     The Orkney Notes are not redeemable prior to February 11, 2010, unless Scottish Re (U.S.), Inc. has recaptured all or part of the business reinsured to Orkney Re, Inc. Such redemption would be on an Orkney Scheduled Payment Date, in cash, at 105% of the principal amount to be redeemed. Orkney Holdings, LLC may redeem all or part of the Orkney Notes on any Orkney Scheduled Payment Date between February 11, 2010 and February 11, 2017 at a redemption price equal to 103%, 102% or 101% of the principal amount, as determined by the specified Orkney Scheduled Payment Date, payable in cash. The Orkney Notes are redeemable at a redemption price equal to 100% of the principal amount, payable in cash, after February 11, 2017. Pursuant to an insurance and indemnity agreement with MBIA Insurance Corporation, Orkney Holdings, LLC is obligated to pay a periodic premium to MBIA Insurance Corporation in respect of the Orkney Notes Policy.

 Regulatory Capital Requirements

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has agreed with Scottish Re (U.S.), Inc. that it will (1) cause Scottish Re, (U.S.), Inc. to maintain capital and surplus equal to the greater of $20.0 million or such amount necessary to prevent the occurrence of a Company Action Level Event under the risk-based capital laws of the state of Delaware and (2) provide Scottish Re (U.S.), Inc. with enough liquidity to meet its obligations in a timely manner.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has agreed with Scottish Re Life Corporation that it will (1) cause Scottish Re Life Corporation to maintain capital and surplus equal to at least 175% of Company Action Level RBC, as defined under the laws of the state of Delaware and (2) provide Scottish Re Life Corp. with enough liquidity to meet its obligations in a timely manner.

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

     Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have executed similar agreements for Scottish Re (Dublin) Limited and Scottish Re Life (Bermuda) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

     Our business is capital and collateral intensive. We expect that our cash and investments, together with cash generated from our businesses, will be sufficient to meet our current liquidity and letter of credit needs. However, if our business continues to grow significantly, we will need to raise additional capital.

     Contractual Obligations and Commitments

     The following table shows our contractual obligations and commitments as of December 31, 2004 including our payments due by period:


                                       Less Than                             More Than
                                        1 Year      1-3 Years    4-5 Years    5 Years     Total
                                    ------------- ------------- ----------- ----------- ----------
                                                      (dollars in thousands)
Long-term debt....................  $         -  $    162,500  $    82,000  $         -  $   244,500
Mezzanine equity.................             -       143,750            -            -      143,750
Operating leases..................        2,656         5,349        5,430       20,159       33,594
ING transition services agreements        4,392         2,196            -            -        6,588
Funding agreements................            -       300,000      300,000            -      600,000
Collateral financing facility
liability.........................            -             -      200,000            -      200,000
Interest sensitive contract
liabilities.......................      222,012       451,073      440,743    1,466,815    2,580,643
Reserves for future policy
benefit...........................      123,609       321,149      385,352    2,409,872    3,239,982
                                    -----------  ------------  -----------  -----------  -----------
                                    $   352,669  $  1,386,017  $ 1,413,525  $ 3,896,846  $ 7,049,057
                                    ===========  ============  ===========  ===========  ===========

     Our long-term debt is described in Note 18 to the Consolidated Financial Statements. Long term debt includes $115.0 million 4.5% senior convertible notes which are due December 1, 2022. The notes are subject to repurchase by us at a holder's option at various dates, the earliest of which is December 6, 2006. Long term debt also includes capital securities with various maturities from 2032 onwards. They are however, redeemable at earlier dates. They have been included in the above table at the earliest redemption date. We have not included in the table above 7.00% Convertible Junior Subordinated Notes payable to the Cypress Entities as described in Note 17 to the Consolidated Financial Statements as they are expected to convert into shares on shareholder approval in 2005.

     Our mezzanine equity is described in Note 19 to the Consolidated Financial Statements and consists of 5,750,000 HyCU. On February 15, 2007, we shall receive proceeds from the sale of our ordinary shares of $143.8 million as required by the purchase contract forming part of each HyCU. The proceeds from this offering will be used by us to repay the convertible preferred shares of $143.8 million on May 21, 2007.

     We lease office space in the countries in which we operate. These leases expire at various dates through 2023.

     Amounts due under funding agreements are reported in interest sensitive contract liabilities. These are agreements in which we earn a spread over LIBOR. The contractual repayment terms are detailed in the table above.

     Amounts due under interest sensitive contract liabilities, (excluding funding agreements) and reserves for future policy benefits are estimated using the discounted projected net cash flow arising from premiums, fees, death benefits, surrender benefits, contractual expenses and commissions.

     On December 31, 2004, we completed the acquisition of the individual in-force life reinsurance business of ING. ING has agreed to provide certain transition services to support the acquired business for up to 18 months from the date of acquisition at a cost of $6.6 million.


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

     In January 2003, the Financial Accounting Standards Board (FASB) issued FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46"). FIN 46 provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in the consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or
(3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary. We are the primary beneficiary of the collateral finance facility discussed in note 16 and thus have consolidated the variable interest entity in accordance with FIN 46.

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

     In December 2004, the FASB issued a revision to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" (SFAS
123R). This statement requires us to recognize in the determination of income , the grant date fair value of all stock options and other-equity based compensation issued to employees. It is effective for the interim period commencing after June 15, 2005. As described in note 2 to our financial statements, we have currently adopted SFAS 148 in relation to our stock options and are therefore expensing our equity based compensation issued after January 1, 2002. The adoption of SFAS 123R is expected to reduce net income in 2005 by less than $400,000.

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

     o the risk that we do not receive shareholder approval for new shares to be issued to The Cypress Group;

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

     Our investments, which are primarily fixed income securities, are subject to market value, reinvestment, and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The cash flows required to pay future benefits are subject to actuarial uncertainties and, in some cases, the policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates. We analyze the potential results of a transaction, including the cash flows of the liabilities and of the related assets, and any risk mitigation measures, and we price transactions to cover our costs, including estimated credit losses, and earn a desirable risk-adjusted return under various scenarios. We use interest rate swaps as tools to mitigate these risks. We may also retrocede some risks to other reinsurers.

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

Foreign Currency Risk

     Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, maintain operating expense accounts in British pounds, parts of their investment portfolios in Euros and British pounds, and receive other currencies in payment of premiums. All of Scottish Re Limited's original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in Euros or British pounds. The results of the business recorded in Euros and in British pounds are then translated to United States dollars. Scottish Re attempts to limit substantial exposures to foreign currency risk, but does not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.

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

Quantitative Disclosure Of Interest Rate Risk

     The following tables provide information as of December 31, 2004 about the interest rate sensitivity of the portion of our investment portfolio managed by external managers. The tables do not include other cash balances of $752.5 million, or modified coinsurance assets of $2.1 billion. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.

     In addition to the maturity structure of our controlled asset portfolio illustrated below, Scottish Re has entered into an interest rate swap agreement with a notional amount of $100.0 million and a maturity of July 2009. This swap is used to manage a portion of the interest rate exposure on the balance sheet and has the effect of shortening the duration on our overall controlled portfolio by 0.12 years or approximately equivalent to reducing our five-year maturity exposure by $100.0 million.

     December 31, 2004 market interest rates were used as discounting rates in the estimation of fair value.


                                                     Expected Maturity Date
                       -------------------------------------------------------------------------------------
                                                                                                Total Fair
     Total                2005     2006      2007      2008      2009    Thereafter   Total       Value
     -----                ----     ----      ----      ----      ----    ----------   -----       -----
                                                   (dollars in thousands)
     Principal amount. $920,672   $290,183  $320,435  $426,975  $380,186  $1,612,457  $3,950,907 $3,517,667
     Book value.......  296,174    297,365   330,843   437,068   394,803   1,731,305   3,487,558
     Weighted average
     book yield.......     4.2%      3.8%       4.2%      4.3%      4.3%      5.3%        4.7%


                                                     Expected Maturity Date
                       -------------------------------------------------------------------------------------
                                                                                                 Total Fair
Fixed Rate Only           2005     2006      2007      2008       2009    Thereafter   Total       Value
---------------           ----     ----      ----      ----       ----    ----------   -----      -----
                                                   (dollars in thousands)
Principal amount.......  $784,311  $126,217  $187,473  $261,425  $220,388  $1,364,617 $2,944,431  $2,551,011

Book value.............   179,125   133,327   197,321   272,741   234,942   1,505,534  2,522,990
Weighted average book
yield..................      4.7%      4.4%      4.9%      4.9%      4.9%        5.5%      5.2%

                                                     Expected Maturity Date
                       -------------------------------------------------------------------------------------
                                                                                               Total Fair
Floating Rate Only        2005     2006      2007      2008      2009    Thereafter   Total      Value
------------------        ----     ----      ----      ----      ----    ----------   -----      -----
                                                   (dollars in thousands)
Principal amount.......   $136,361  $163,966  $132,961  $165,550   $159,798  $247,840  $1,006,476  $966,656

Book value.............    117,049   164,038   133,522  $164,327    159,861   225,771     964,568
Weighted average book
yield..................       3.4%      3.3%      3.1%      3.4%       3.4%      3.8%        3.4%

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The information called for by this item is set forth in "Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There are no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2004.

Item 9A:  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

     The Company's Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that the Company's disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.


Management's Report on Internal Control over Financial Reporting

     Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting (as defined in the Rule 13a-15(f) of the Securities and Exchange Act of 1934, as amended). Under the supervision and with the participation of management, including our principal executive and financial officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2004. In designing and evaluating the internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

     Based on their evaluation, management has concluded that a material weakness exists regarding internal control over financial reporting in our U.K. subsidiary as of December 31, 2004. The material weakness identified relates to the monthly financial statement closing process. A significant control over the financial reporting involves the analysis of results of operations and the reconciliation of premium receivable balances. Such controls were not performed on a timely basis and in sufficient level of detail and resulted in adjustments to various accounts including receivables, premiums, reserves and related accounts. A material weakness is a significant deficiency, or combination of significant deficiencies, that results in more than a remote likelihood that a material misstatement of the financial statements will not be prevented or detected.

     In making its assessment of internal control over financial reporting, management used criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Because of the material weakness described above, management believes that, as of December 31, 2004, we did not maintain effective internal control over financial reporting based on those criteria.

     On December 31, 2004, we completed the acquisition of the ING individual life reinsurance business. Management's assessment did not include internal control over financial reporting for this business. There was no impact on the statement of income as the business was acquired on December 31, 2004. Total assets include $1.9 billion in respect of this business.

     Ernst & Young LLP, the independent registered public accounting firm that audited the Company's consolidated financial statements included in this report, have issued an attestation report on management's assessment of internal control over financial reporting.

     Remediation Steps to Address the Material Weakness

     The material weakness identified relates to the monthly financial statement closing process in our U.K. subsidiary. Consequently, substantial additional procedures were undertaken and changes in internal control over financial reporting effected in order that management could conclude that reasonable assurance exists regarding the reliability of financial reporting and the preparation of the financial statements contained in this filing.

     When we acquired Scottish Re Limited (formerly World-Wide Reassurance Company Limited) on December 31, 2001, the financial reporting and administration of that business was largely performed manually. Since the acquisition, we have enhanced staffing resources, implemented modern administrative and general ledger systems and converted the manual records to these systems. These systems have resulted in improved data and we have implemented internal controls over financial reporting in respect of these systems. Nevertheless, in management's opinion, inadequacies remain regarding the timing and detail of the analysis of results of operations and the reconciliation of premium receivable balances that existed at the time of the systems implementation. We have recently implemented a number of additional controls that have not yet been in place long enough to evaluate their effectiveness. In addition, we continue to take a number of other steps to improve the internal control over financial reporting in our U.K. subsidiary, including:

     a) Implementing control improvements that have been recommended by our Internal Audit Department, as well as remediating control deficiencies identified by our Internal Audit Department and our external auditors;

     b) Hiring a new Chief Financial Officer and Chief Actuary for the U.K. subsidiary as of February 1, 2005;

     c) Hiring a new Head of Administration for the U.K. subsidiary as of January 1, 2005;

     d) Completing the reconciliation of all premium receivable balances in 2005; and

     e) With the assistance of a major international accounting and auditing firm, continuing to review the U.K. subsidiary's finance function and implementing recommended process and control improvements by September 30, 2005.


             Report of Independent Registered Public Accounting Firm


The Board of Directors and Shareholders
Scottish Re Group Limited

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting that Scottish Re Group Limited did not maintain effective internal control over financial reporting as of December 31, 2004, because of the effect of the material weakness associated with the United Kingdom operations, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scottish Re Group Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management's assessment has concluded that a material weakness exists regarding internal controls over financial reporting in the company's United Kingdom operation. The material weakness identified relates to the monthly financial statement closing process in the company's United Kingdom operations. A significant control over the financial reporting involves the analysis of results of operations and the reconciliation of premium receivable balances. Such controls were not performed on a timely basis and in sufficient level of detail and resulted in adjustments to various accounts including receivables, premiums, reserves and related accounts. This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2004 financial statements, and this report does not affect our report dated March 11, 2005 on those financial statements.

As indicated in the accompanying Management's Report on Internal Control over Financial Reporting, management's assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of the ING individual life reinsurance business acquired by the company on December 31, 2004. Included in the December 31, 2004 consolidated financial statements of Scottish Re Group Limited are approximately $1.9 billion of both total assets and liabilities associated with this business. Our audit of internal control over financial reporting of Scottish Re Group Limited also did not include an evaluation of the internal control over financial reporting of the ING individual life reinsurance business.

In our opinion, management's assessment that Scottish Re Group Limited did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the COSO control criteria. Also, in our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Scottish Re Group Limited has not maintained effective internal control over financial reporting as of December 31, 2004, based on the COSO control criteria.

                                                 /s/ Ernst & Young LLP

Philadelphia, Pennsylvania
March 11, 2005

Changes in internal controls. As a result of issues identified in our Forms 10-Q/A for the quarters ended June 30, 2004 and September 30, 2004 we have taken a series of steps in our ongoing process to improve control processes, including those involving the compilation of information used in reporting premium accruals in our International Segment, and to avoid similar errors going forward. We have also taken steps to improve controls around segregation of responsibilities and review of manually prepared information and have strengthened procedures for the reconciliation of all material general ledger balances. We are continuing the process of designing and implementing, new systems and procedures involving our general ledger and reporting capabilities, which are expected to enhance internal control processes. We have also implemented controls in order to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

NYSE CEO Certification

     We filed our 2004 annual CEO certification with the New York Stock Exchange on March 3, 2004. We anticipate filing our 2005 annual CEO certification with the NYSE on or about March 18, 2005. Additionally, we filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2004 the CEO and CFO certifications required under Section 302 of the Sarbanes-Oxley Act of 2002.


Item 9B: OTHER INFORMATION

     None


                                    PART III

Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

     The information required by this Item 10 will be set forth in our Proxy Statement for 2005 Annual Meeting of Shareholders (the "2005 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal

Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11:  EXECUTIVE COMPENSATION

     The information required by this Item 11 will be set forth in the 2005 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS, MANAGEMENT AND RELATED STOCKHOLDER MATTERS

     The information required by this Item 12 will be set forth in the 2005 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

Item 13:  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information required by this Item 13 will be set forth in the 2005 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

Item 14:  PRINCIPAL ACCOUNTANT FEES AND SERVICES

     The information required by this Item 14 will be set forth in the 2005 Proxy Statement under the caption "Fees Billed to the Company by Ernst & Young LLP" and is incorporated herein by reference.

                                    PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

EXHIBITS

EXCEPT AS OTHERWISE INDICATED, THE FOLLOWING EXHIBITS ARE FILED HEREWITH MADE A PART HEREOF:

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

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.3 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.4 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (Incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (10)

10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited 's Registration Statement on Form S-1). (1)(16)

10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(16)

10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(16)

10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.6      1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).
          (2)(16)

10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(16)

10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K). (3)(16)

10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (7)

10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to the Company's Current Report on Form 8-K). (5)

10.11     2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(16)

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan. (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(16)

10.13 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.14 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.15 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

10.16 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
          2002). (8)(16)

10.17 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(16)

10.18 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

10.19 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

10.20 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(16)

10.21 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(16)

10.22 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(16)

10.23 Amended employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(16)

10.24 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.25 Registration Rights Agreement, dated November 22, 2002, between Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.26 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(16)

10.27 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (11)

10.28 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (11)

10.29 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K). (11)

10.30 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(16)

10.31 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9,
          2004). (16)

10.32 Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.33 Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders' Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.34 Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.35 Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.36 Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
          (15)

10.37 First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Current Report on form 8-K, filed with the SEC on October 29, 2004).

10.38 Amendment to Employment Agreement dated as of March 29, 2004, by and among the Company and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (16)

10.39 Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (16)

10.40 Employment Agreement, dated as of January 1, 2005, between Scottish Holdings, Inc. and Gary Dombowsky. (16)

10.41 Amendment to Employment Agreement, dated as of February 7, 2005, between Scottish Re Group Limited and Michael C. French. (16)

10.42 Employment Agreement, dated as of February 1, 2005, between Scottish Re Group Limited and Hugh T. McCormick. (16)

10.43 Employment Agreement, dated as of December 1, 2004, between Scottish Holdings, Inc. and Kenneth R. Stott. (16)

10.44 Credit Agreement, dated as of December 29, 2004, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited as borrowers, Bear Stearns Corporate Lending, Inc. and Wachovia Bank, National Association as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager.

10.45 Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc.

10.46 Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc.

10.47 Coinsurance/ Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc.

10.48 Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company.

10.49 Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited Bermuda and Security Life of Denver Insurance Company.

10.50 Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.) Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary.

10.51 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary.

10.52 Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited.

10.53 Coinsurance/ Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited.

10.54 Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited.

10.55 Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary.

10.56 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary.

10.57 Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc.

10.58 Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc.

21.1      List of Subsidiaries

23.1      Consent of Ernst & Young LLP

24.1      Power of Attorney

31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

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

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm.....................  80
Consolidated Balance Sheets.................................................  81
Consolidated Statements of Income...........................................  82
Consolidated Statements of Comprehensive Income.............................  83
Consolidated Statements of Shareholders' Equity.............................  84
Consolidated Statements of Cash Flows.......................................  85
Notes to Consolidated Financial Statements..................................  86

     All other schedules are omitted because they are either not applicable or the required information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements or Notes thereto appearing elsewhere in this Form 10-K.

REPORTS ON FORM 8-K

     The following reports on Form 8-K were filed with the SEC during the three months ended December 31, 2004:

     Scottish Re Group Limited filed a report on Form 8-K on October 18, 2004 to report under Items 7.01 (Regulation FD Disclosure) and 9.01 (Financial Statements and Exhibits) that it had signed an asset purchase agreement to acquire the individual in-force life reinsurance business of ING.

     Scottish Re Group Limited filed a report on Form 8-K on October 21, 2004 to report under Items 1.01 (Entry into a Material Definitive Agreement), 3.02 (Unregistered Sales of Equity Securities) and 9.01 (Financial Statements and Exhibits) that (i) it had signed an asset purchase agreement to acquire the individual in-force life reinsurance business of ING and (ii) it had signed a securities purchase agreement with certain affiliates of The Cypress Group, L.L.C.

     Scottish Re Group Limited filed a report on Form 8-K on October 29, 2004 to report under Items 1.01 (Entry into a Material Definitive Agreement) and 9.01 (Financial Statements and Exhibits) that it had entered into a first supplemental indenture with respect to the indenture, dated as of November 22, 2002, pursuant to which Scottish Re Group Limited's 4.50% senior convertible notes due 2022 were issued and sold.

     Scottish Re Group Limited filed a report on Form 8-K on November 9, 2004, to report under Item 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) the appointment of Jean-Claude Damerval to the Board of Directors.

     Scottish Re Group Limited filed a report on Form 8-K on November 9, 2004 to report under Items 2.02 (Results of Operations and Financial Condition) and 9.01 (Financial Statements and Exhibits) Scottish Re Group Limited's financial results for the nine months ended September 30, 2004.

     Scottish Re Group Limited filed a report on Form 8-K on December 8, 2004 to report under Items 5.02 (Departure of Directors or Principal Officers; Election of Directors; Appointment of Principal Officers) and 9.01 (Financial Statements and Exhibits) the appointment of Scott Willkomm as Scottish Re Group Limited's Chief Exectuive Officer.

     Scottish Re Group Limited filed a report on Form 8-K on December 20, 2004 to report under Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) that a wholly-owned subsidiary had issued $50,000,000 in aggregate principal amount of floating rate trust preferred capital securities with a stated term of thirty years.

     Scottish Re Group Limited filed a report on Form 8-K on December 29, 2004 to report under Item 2.03 (Creation of a Direct Financial Obligation or an Obligation under an Off-Balance Sheet Arrangement of a Registrant) that certain of its subsidiaries had entered into a credit facility with a syndicate of banks.

     Scottish Re Group Limited filed a report on Form 8-K on December 30, 2004 to report under Item 4.02 (Non-Reliance on Previously Issued Financial Statements or a Related Audit Report or Completed Interim Review) that it had determined that its International Segment had incorrectly reported premiums earned, claims and other policy benefits, acquisition costs and other insurance expenses and related income tax benefits in the quarters ended June 30, 2004 and September 30, 2004.


             Report of Independent Registered Public Accounting Firm

To the Shareholders and Board of Directors
Scottish Re Group Limited

We have audited the accompanying consolidated balance sheets of Scottish Re Group Limited and subsidiaries as of December 31, 2004 and 2003, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Re Group Limited and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 2 to the financial statements, in 2003 the Company changed its accounting related to its funds withheld at interest and stock options.

/s/ Ernst & Young LLP


Philadelphia, Pennsylvania
March 11, 2005

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
                (Expressed in Thousands of United States Dollars)

                                                                    December 31,   December 31,
ASSETS                                                                  2004           2003
                                                                   -------------  ------------
Fixed maturity investments, available for sale, at fair value
  (Amortized cost $3,362,929; 2003 - $1,993,247)...............     $  3,392,463  $  2,014,719
Preferred stock (Cost $124,629; 2003 - $125,460)...............          125,204       126,449
Cash and cash equivalents......................................          794,639       298,149
Other investments..............................................           16,250        17,678
Funds withheld at interest.....................................        2,056,280     1,469,425
                                                                   -------------  ------------
  Total investments............................................        6,384,836     3,926,420
Accrued interest receivable....................................           32,092        22,789
Reinsurance balances and risk fees receivable..................          470,817       196,192
Deferred acquisition costs.....................................          417,306       308,591
Amounts recoverable from reinsurers............................          774,503       737,429
Present value of in-force business.............................           62,164        44,985
Goodwill.......................................................           34,125        35,847
Fixed assets...................................................           17,177        11,800
Other assets...................................................           21,749        13,703
Current income tax receivable..................................            7,712             -
Deferred tax benefit...........................................           15,030        12,624
Segregated assets..............................................          783,573       743,137
                                                                   -------------  ------------
  Total assets.................................................     $  9,021,084  $  6,053,517
                                                                   =============  ============
LIABILITIES
Reserves for future policy benefits............................     $  3,370,562  $  1,502,415
Interest sensitive contract liabilities........................        3,181,447     2,633,346
Collateral finance facility liability..........................          200,000             -
Accounts payable and accrued expenses..........................           23,337        31,673
Reinsurance balances payable...................................          116,589       125,756
Other liabilities..............................................           44,974        30,546
Current income tax payable.....................................                -        13,077
7.00% Convertible Junior Subordinated Notes....................           41,282             -
Long term debt.................................................          244,500       162,500
Segregated liabilities.........................................          783,573       743,137
                                                                   -------------  ------------
  Total liabilities............................................        8,006,264     5,242,450
                                                                   =============  ============
MINORITY INTEREST                                                          9,697         9,295
MEZZANINE EQUITY                                                         142,449       141,928
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
  Issued and fully paid: 39,931,145 ordinary shares
    (2003-35,228,411)..........................................              399           352
Additional paid-in capital.....................................          684,719       548,750
Accumulated other comprehensive income.........................           31,604        29,034
Retained earnings..............................................          145,952        81,708
                                                                   -------------  ------------
  Total shareholders' equity...................................          862,674       659,844
                                                                   -------------  ------------
Total liabilities and shareholders' equity.....................     $  9,021,084  $  6,053,517
                                                                   =============  ============

           See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                        CONSOLIDATED STATEMENTS OF INCOME
    (Expressed in Thousands of United States Dollars, except per share data)


                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        2004            2003           2002
                                                    ------------    ------------   ------------
Revenues
Premiums earned................................     $   586,875     $   391,976    $   202,536
Investment income, net.........................         217,138         148,028        107,906
Fee income.....................................          11,547           7,907          6,574
Realized losses................................          (8,304)         (4,448)       (10,804)
Change in value of embedded derivatives, net...           4,561          13,904              -
                                                    ------------    ------------   ------------
  Total revenues...............................         811,817         557,367        306,212
                                                    ------------    ------------   ------------
Benefits and expenses
Claims and other policy benefits...............         425,965         275,887        142,158
Interest credited to interest sensitive
  contract liabilities.........................         106,525          89,156         48,140
Acquisition costs and other insurance expenses,
  net..........................................         151,559         116,000         60,073
Operating expenses.............................          54,658          31,021         23,086
Due diligence costs............................           4,643               -              -
Interest expense...............................          13,016           7,557          1,414
                                                    ------------    ------------   ------------
  Total benefits and expenses..................         756,366         519,621        274,871
                                                    ------------    ------------   ------------
Income before income taxes and minority interest         55,451          37,746         31,341
Income tax benefit.............................          16,679          11,105          1,894
                                                    ------------    ------------   ------------
Income before minority interest................          72,130          48,851         33,235
Minority interest..............................            (531)            (62)             -
                                                    ------------    ------------   ------------
Income from continuing operations before
  cumulative effect of change in accounting
  principle and discontinued operations........          71,599          48,789         33,235
Cumulative effect of change in accounting
  principle (net of taxation of $3,415) .......               -         (19,537)             -
Loss from discontinued operations..............            (208)         (1,971)          (711)
                                                    ------------    ------------   ------------
Net income.....................................     $    71,391     $    27,281    $    32,524
                                                    ============    ============   ============
Basic earnings per share:
    Income from continuing operations before
    cumulative effect of change in accounting
    principle..................................    $       2.00     $      1.59    $      1.32
    Cumulative effect of change in accounting
    principle..................................               -           (0.64)             -
    Discontinued operations....................           (0.01)          (0.06)         (0.03)
                                                    ------------    ------------   ------------
    Net income.................................     $      1.99     $      0.89    $      1.29
                                                    ============    ============   ============
Diluted earnings per share:
    Income from continuing operations before
    cumulative effect of change in accounting
    principle.................................      $      1.91     $     1.51     $      1.25
    Cumulative effect of change in accounting
    principle..................................               -          (0.60)              -
    Discontinued operations....................           (0.01)         (0.06)          (0.02)
                                                    ------------    ------------   ------------
    Net income.................................     $      1.90     $     0.85     $      1.23
                                                    ============    ============   ============
Weighted average number of ordinary shares
outstanding
    Basic......................................      35,732,522     30,652,719      25,190,283
                                                    ============    ============   ============
    Diluted....................................      37,508,292     32,228,001      26,505,612
                                                    ============    ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                (Expressed in Thousands of United States Dollars)


                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        2004            2003           2002
                                                    ------------    ------------   ------------
Net income.....................................     $   71,391     $    27,281     $    32,524
                                                    ------------    ------------   ------------
Other comprehensive income, net of tax:
Unrealized appreciation on investments.........          3,644          10,270          18,049
Add: reclassification adjustment for investment
  losses included in net income................         (6,831)         (2,352)         (5,493)
                                                    ------------    ------------   ------------
Net unrealized appreciation  on investments,
  net of income taxes and deferred acquisition
  costs of $ 1,699, $2,222 and $3,853..........         (3,187)          7,918          12,556
Cumulative translation adjustment .............          5,757           6,278           5,908
Minimum pension liability adjustment, net of
  income taxes of $(588) and $588..............              -           1,371          (1,371)
                                                    ------------    ------------   ------------
Other comprehensive income.....................          2,570          15,567          17,093
                                                    ------------    ------------   ------------
Comprehensive income...........................     $   73,961      $   42,848     $    49,617
                                                    ============    ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (Expressed in Thousands of United States Dollars, except for number of shares)

                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        2004            2003           2002
                                                    ------------    ------------   ------------
Ordinary shares:
   Beginning of year ..........................     35,228,411      26,927,456      20,144,956
   Ordinary shares issued .....................      3,953,183       9,200,000       6,750,000
   Ordinary shares repurchased ................             --      (1,525,000)             --
   Issuance to employees on exercise of options        749,551         425,955          32,500
   Issuance on exercise of warrants ...........             --         200,000              --
                                                    ------------    ------------   ------------
   End of year ................................     39,931,145      35,228,411      26,927,456
                                                    ============    ============   ============
Share capital:
   Beginning of year ..........................   $        352    $        269    $        201
   Ordinary shares issued .....................             40              92              68
   Ordinary shares repurchased ................             --             (15)             --
   Issuance to employees on exercise of options              7               4              --
   Issuance on exercise of warrants ...........             --               2              --
                                                    ------------    ------------   ------------
   End of year ................................            399             352             269
                                                    ------------    ------------   ------------
Additional paid in capital:
   Beginning of year ..........................        548,750         416,712         301,542
   Ordinary shares issued .....................         64,824         179,995         114,252
   Ordinary shares repurchased ................             --         (29,966)             --
   Issuance to employees on exercise of options          8,339           4,575             279
   Issuance on exercise of warrants ...........             --           2,998              --
   Issuance of HyCUs ..........................             --         (24,171)             --
   Warrants issued ............................         62,125              --              --
   Warrants repurchased .......................             --          (1,600)             --
   Other ......................................            681             207             639
                                                    ------------    ------------   ------------
   End of year ................................        684,719         548,750         416,712
                                                    ------------    ------------   ------------
Accumulated other comprehensive income:
   Unrealized appreciation on investments
     Beginning of year ........................         16,848           8,930          (3,626)
     Change in period (net of tax) ............         (3,187)          7,918          12,556
                                                    ------------    ------------   ------------
   End of year ................................         13,661          16,848           8,930
                                                    ------------    ------------   ------------
   Cumulative translation adjustment
     Beginning of year ........................         12,186           5,908              --
     Change in period (net of tax) ............          5,757           6,278           5,908
                                                    ------------    ------------   ------------
     End of year ..............................         17,943          12,186           5,908
                                                    ------------    ------------   ------------
   Minimum pension liability adjustment
     Beginning of year ........................             --          (1,371)             --
     Change in period (net of tax) ............             --           1,371          (1,371)
                                                    ------------    ------------   ------------
     End of year ..............................             --              --          (1,371)
                                                    ------------    ------------   ------------
Total accumulated other comprehensive income ..         31,604          29,034          13,467
                                                    ------------    ------------   ------------
Retained earnings:
   Beginning of year ..........................         81,708          60,644          33,165
   Net income .................................         71,391          27,281          32,524
   Dividends paid .............................         (7,147)         (6,217)         (5,045)
                                                    ------------    ------------   ------------
   End of year ................................        145,952          81,708          60,644
                                                    ------------    ------------   ------------
Total shareholders' equity ....................     $  862,674      $  659,844     $   491,092
                                                    ============    ============   ============

           See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Expressed in Thousands of United States Dollars)

                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        2004            2003           2002
                                                    ------------    ------------   ------------
Operating activities
Income before cumulative effect of change in
    accounting principle ........................   $    71,391    $    46,818    $    32,524
Items not affecting cash:

    Realized losses .............................         8,306          4,448         10,803
    Changes in value of embedded derivatives ....        (4,561)        13,904              -
    Amortization of investments .................        11,140          5,619            667
    Amortization of deferred acquisition costs ..        80,235         74,239         28,179
    Amortization of present value of in-force
        business ................................         7,689          4,926          2,777
    Changes in assets and liabilities:
        Accrued interest ........................          (894)        (6,731)        (2,575)
        Reinsurance balances and risk fees
           receivable ...........................      (112,092)       (54,689)        29,019
        Deferred acquisition costs ..............      (180,908)      (167,281)      (127,797)
        Deferred tax liability ..................        68,807        (17,350)           863
        Other assets and liabilities ............       (24,807)       (25,561)          (804)
        Current income tax receivable and payable       (95,631)        (1,459)         1,514
        Reserves for future policy benefits .....       187,201        159,242         (1,377)
        Interest sensitive contract liabilities,
           net of funds withheld at interest ....        34,550         25,546         16,260
        Unit linked contract liabilities ........             -              -        (11,280)
        Accounts payable and accrued expenses ...        (5,443)        11,989          9,504
        Other ...................................        (6,131)        14,844          2,539
                                                    ------------    ------------   ------------
    Net cash provided by (used in) operating
        activities ..............................        38,852         88,504         (9,184)
                                                    ------------    ------------   ------------
Investing activities
Purchase of fixed maturity investments ..........    (1,832,494)    (1,254,226)      (710,791)
Proceeds from sales of fixed maturity investments       595,059        288,611        183,588
Proceeds from maturity of fixed maturity
    investments .................................       345,778        216,617        122,000

Purchase of preferred stock .....................       (26,186)       (82,717)             -

Proceeds from sale of preferred stock ...........        19,620         18,530              -

Proceeds from maturity of preferred stock .......         6,257          5,137              -
Other ...........................................        (1,898)             -          5,291
Cash received on ING acquisition ................       414,008              -              -
Acquisition of subsidiary net of cash acquired ..             -       (140,228)        (2,270)
Purchase of fixed assets ........................             -         (4,984)        (1,034)
                                                    ------------    ------------   ------------
    Net cash used in investing activities .......      (479,856)      (953,260)      (403,216)
                                                    ------------    ------------   ------------
Financing activities
Proceeds from collateral facility liability .....       200,000              -              -
Deposits to interest sensitive contract
    liabilities .................................       571,843        736,884        320,338
Withdrawals from interest sensitive contract
    liabilities .................................       (83,319)       (40,783)       (27,627)
Borrowings ......................................             -              -        (65,145)
Issuance of ordinary shares .....................        73,210        187,666        114,599
Issuance of warrants ............................        62,125              -              -
Repurchase of ordinary shares ...................             -        (29,981)             -
Repurchase of warrants ..........................             -         (1,600)             -
Issuance of long term debt ......................        79,500         29,047        127,782
Issuance of notes payable to buy Cypress Entities        41,282              -              -
Net funds received on issuance of HyCUs .........             -        138,223              -
Dividends paid ..................................        (7,147)        (6,217)        (5,045)
                                                    ------------    ------------   ------------
Net cash provided by financing activities .......       937,494      1,013,239        464,902
                                                    ------------    ------------   ------------
Net change in cash and cash equivalents .........       496,490        148,483         52,502
Cash and cash equivalents, beginning of year ....       298,149        149,666         97,164
                                                    ------------    ------------   ------------
Cash and cash equivalents, end of year ..........   $   794,639     $  298,149     $  149,666
                                                    ============    ============   ============
Supplemental cash flow information:
Interest paid ...................................   $    16,418     $    6,195     $      738
                                                    ============    ============   ============
Taxes paid (refunded) ...........................   $    28,726     $    1,156     $     (124)
                                                    ============    ============   ============


                 See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004


1.  Organization, business and basis of presentation

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

     In our Life Reinsurance International Segment, we reinsure life and aircrew loss of license products. Life products that we reinsure include short term group and individual life, and, to a lesser extent, disability and critical illness. In our Life Reinsurance International Segment, we primarily target customers in developing markets as well as selected developed markets. The developing markets include Asia, Latin America, the Middle East, North Africa and Southern and Eastern Europe. In the more developed markets, we target "niche" market sectors that require a high degree of knowledge and experience. Scottish Re Limited markets its products through international brokers and its own marketing staff.

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

Basis of presentation

     Accounting Principles--Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all amounts are reported in thousands

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                December 31, 2004

1. Organization, business and basis of presentation (continued)

of United States dollars (except per share amounts). Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

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

2.  Summary of significant accounting policies

     The following are our significant accounting policies:

     A. Fixed maturity investments

     Fixed maturities are classified as available for sale, and accordingly, we carry these investments at fair values on our consolidated balance sheets. The fair value of fixed maturities is calculated using quoted market prices provided by independent pricing services. The cost of fixed maturities is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss) in shareholders' equity after deductions for adjustments for deferred acquisition costs. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities. Interest is recorded on the accrual basis.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

2. Summary of significant accounting policies (continued)

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

     C. Funds withheld at interest

     Funds withheld at interest are funds held by ceding companies under modified coinsurance and coinsurance funds withheld agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies. These agreements are considered to include embedded derivatives as further discussed in Note 2Q.

     D. Revenue recognition

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

2. Summary of significant accounting policies (continued)

     (iv) Realized capital gains and losses include gains and losses on the sale of investments available for sale and amounts recognized for other than temporary impairments on fixed maturities. Realized capital gains and losses are stated net of associated amortization of deferred acquisition costs.

     E. Deferred acquisition costs

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

     F. Present value of in-force business

     The present value of the in-force business is established upon the acquisition of a book of business and will be amortized over the expected life of the business as determined at acquisition. The amortization each year will be a function of the gross profits or revenues each year in relation to the total gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate.

     G. Goodwill

     Goodwill is established upon the acquisition of a subsidiary. Goodwill is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill and intangible assets deemed to have indefinite lives are subject to annual impairment tests. Goodwill was tested for impairment in 2002, 2003 and 2004. There was no impairment.

     H. Fixed assets and leasehold improvements

     Fixed assets include leasehold improvements, furniture and fittings and computer equipment. They are recorded at cost and are depreciated over their estimated useful lives ranging between 1 and 5 years on a straight-line basis. Accumulated depreciation at December 31, 2004 and 2003 amounted to $8.1 million and $5.4 million, respectively.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

2. Summary of significant accounting policies (continued)

     I. Reserves for future policy benefits

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

     J. Interest sensitive contract liabilities

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

     K. Income taxes

     Income tax liability and deferred tax assets are recorded in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109. In accordance with this statement we record deferred income taxes that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to deferred tax assets will not be realized.

     L. Stock-based compensation

     Effective January 1, 2003, we have prospectively adopted the fair value-based stock option expense provisions of Statement of Financial Accounting Standards ("SFAS") No. 148. "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123". In prior years, we applied the intrinsic value method as detailed in Accounting Principles Board ("APB") Opinion No. 25 and related interpretations in accounting for stock option plans. We did not recognize compensation cost because our options were issued with an exercise price equal to the market price of the stock on the date of issue. Note 21 contains a summary of the pro forma effects to reported net income and earnings per share for 2004, 2003 and 2002 had we elected to recognize compensation cost for all options based on the fair value of the options granted at grant date as prescribed by SFAS No. 123.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

2. Summary of significant accounting policies (continued)

     M. Earnings per share

     In accordance with SFAS No. 128, "Earnings per Share" basic earnings per share is calculated based on weighted average ordinary shares outstanding and excludes any dilutive effects of options and warrants. Diluted earnings per share assume the exercise of all dilutive stock options, warrants, convertible debt instruments, and the HyCUs using the treasury stock method.

     N. Segregated assets

     Separate account investments are in respect of wealth management clients and include the net asset values of the underlying funds plus separate cash and cash equivalent balances less separate account fees payable to us. The funds in the separate accounts are not part of our general funds and are not available to meet our general obligations. The assets and liabilities of these transactions move in tandem. The client bears the investment risk on the account and we receive an asset-based fee for providing this service that is recorded as fee income. Included in these accounts is a total return swap transaction totaling approximately $32.0 million on behalf of a wealth management client.

     O. Segregated liabilities

     Separate account liabilities include amounts set aside to pay the deferred variable annuities and the cash values associated with life insurance policies. These balances consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each separate account, less fees and withdrawals.

     These liabilities also include an amount in respect of a total return swap transaction totaling approximately $32.0 million.

     P. Fair value of financial instruments

     The fair value of assets and liabilities included on the consolidated balance sheets, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximate the carrying amount presented in the consolidated financial statements.

     Q. Derivatives

     All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheet at fair value as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"). The accounting for changes in the fair value of derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statement of income. The gain or loss on derivatives designated as a hedge of our interest expense on floating rate securities is included in interest expense.

     Our funds withheld at interest arise on modified coinsurance and fund withheld coinsurance transactions. Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies. The swap consists of two parts. The first is the market value of the underlying asset portfolio and the second is a hypothetical loan to the ceding company. The hypothetical loan is based on the

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

2. Summary of significant accounting policies (continued)

expected cash flows of the underlying reinsurance liability. We have developed models to systematically estimate the value of the total return swap. The fair value of the embedded derivative is affected by changes in expected cash flows, credit spreads of the assets and changes in "risk-free" interest rates. The change in fair value is included in our calculation of estimated gross profits and, therefore, also affects the amortization of deferred acquisition costs. In addition to our quota share indemnity funds withheld contracts, we have entered into various financial reinsurance treaties that, although considered funds withheld, do not transfer significant insurance risk and are recorded on a deposit method of accounting. As a result of the experience refund provisions of these treaties the value of the embedded derivative is currently considered immaterial.

     We adopted DIG B36 on October 1, 2003. The initial adoption has resulted in a loss, after tax and after related amortization of deferred acquisition costs of $19.5 million. This was recorded as a cumulative effect of change in accounting principle in our consolidated statement of income for the year ended December 31, 2003. The change in fair value of the derivative between October 1, 2003 and December 31, 2003 was a gain of $13.9 million, net of related amortization of deferred acquisition costs. The change in fair value of the derivative for the year ended December 31, 2004 was a gain of $4.6 million net of related deferred acquisition costs. The fair value of the derivative of $5.2 million and $9.3 million at December 31, 2004 and 2003, respectively, is included in other liabilities and other assets.


3.  Business acquisitions

     On December 31, 2004, we completed the acquisition of ING's individual life reinsurance business. The acquisition was accounted for in accordance with SFAS No. 141 "Business Combinations". We received approximately $1.9 billion in assets from ING. This settlement is subject to certain post closing adjustments. The balance sheet of this business at December 31, 2004 consisted of:


                                                      December 31,
                                                          2004
                                                -----------------------
                                                 (dollars in millions)

            Total investments                   $         1,494.4
            Reinsurance balances receivable                 219.6
            Amounts recoverable from
            reinsurers                                       93.5
            Other assets                                     86.0
                                                -----------------------
            Total assets                        $         1,893.5
                                                =======================
            Reserves for future policy
            benefits                            $         1,764.7
            Other liabilities                   $           128.8
                                                -----------------------
            Total liabilities                   $         1,893.5
                                                =======================


     The following pro-forma information related to our acquisition of the ING individual life reinsurance business for the years ended December 31, 2004 and 2003 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented. The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at January 1, 2004 and 2003 nor does it purport to be indicative of combined results of operations which may be reported in the future.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

3. Business acquisitions (continued)


                                                     Year Ended              Year Ended
                                                    December 31,            December 31,
                                                         2004                   2003
                                                  ---------------------  --------------------
                                                  (dollars in millions)  (dollars in millions)
           Revenue............................       $  2,115.6              $  1,547.5
           Net income.........................       $    132.0              $     73.3
           Earnings per ordinary share - Basic       $     3.08              $     1.81
           Earnings per ordinary share - Diluted     $     2.96              $     1.75


     On December 22, 2003, we completed the purchase of 95% of Scottish Re Life Corporation for $169.9 million in cash. During the year ended December 31, 2004, we have completed the analysis of purchase accounting for this acquisition. There was no goodwill arising on the acquisition. The present value of the in-force of the business acquired was $56.3 million. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. The balance sheet of ERC Life Reinsurance Corporation at the date of acquisition, as finalized in 2004, was as follows:


                                                      December 22,
                                                          2003
                                                -----------------------
                                                 (dollars in millions)

          Total investments.................... $        573.5
          Reinsurance balances receivable......           51.5
          Amounts recoverable from reinsurers..          730.0
          Other assets.........................           60.6
                                                ---------------------
          Total assets......................... $      1,415.6
                                                =====================
          Reserves for future policy benefits.. $        933.1
          Interest sensitive contract
            liabilities........................          177.5
          Reinsurance balances payable.........          109.0
          Other liabilities....................           14.6
                                                ---------------------
          Total liabilities.................... $      1,234.2
                                                =====================


     The following pro forma information related to our acquisition of Scottish Re Life Corporation for the years ended December 31, 2003 and 2002 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

3. Business acquisitions (continued)


                                                           Year Ended         Year Ended
                                                         December 31,        December 31,
                                                              2003                2002
                                                       ------------------  -----------------
                                                         (dollars in          (dollars in
                                                          thousands)           thousands)

                 Revenue............................      $    768.2         $   473.0
                 Net income.........................      $     67.7         $    29.1
                 Earnings per ordinary share - Basic      $     2.21         $    1.16
                 Earnings per ordinary share - Diluted    $     2.10         $    1.10

     The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at January 1, 2003 and 2002 nor does it purport to be indicative of combined results of operations which may be reported in the future.

     The acquisitions described above were accounted for by the purchase method of accounting. In accordance with SFAS141 the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the closing dates.


4. Discontinued operations

     During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg Wealth Management activities as discontinued operations. During the year ended December 31, 2004 losses from these operations amounted to $0.2 million, in comparison with $2.0 million in 2003 and $0.7 million in 2002.

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

5. Business Segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America, Life Reinsurance International and Other. The segment reporting for the lines of business is as follows:


                                                Year Ended December 31, 2004
                                ----------------------------------------------------------
                                 Life Reinsurance   Life Reinsurance
                                   North America      International     Other       Total
                                   -------------      -------------     -----       -----
Premiums earned...............     $    464,719       $    122,156            -    $ 586,875
Investment income, net........          206,009             10,023        1,106      217,138
Realized gains (losses) ......          (7,974)              1,685       (2,015)     (8,304)
Change in value of embedded
derivative....................            4,561                  -            -        4,561
Fee income....................            7,867                  -        3,680       11,547
                                   -------------      -------------    ---------   ----------
    Total revenues............          675,182            133,864        2,771      811,817
                                   -------------      -------------    ---------   ----------
Claims and other policy benefits        344,319             81,646            -      425,965
Interest credited to interest
sensitive contract liabilities          106,525                  -            -      106,525
Acquisition costs and other
insurance expenses, net.......          132,174             17,272        2,113      151,559
Operating expenses............           18,408             18,798       17,452       54,658
Due diligence costs                           -                  -        4,643        4,643
Interest expense..............            4,605                  -        8,411       13,016
                                   -------------      -------------    ---------   ----------
    Total benefits and expenses         606,031            117,716       32,619      756,366
                                   -------------      -------------    ---------   ----------
Income (loss) before income
taxes and minority interest...     $     69,151       $     16,148     $(29,848)   $  55,451
                                   =============      =============    =========   ==========


                                                Year Ended December 31, 2003
                                ----------------------------------------------------------
                                 Life Reinsurance   Life Reinsurance
                                   North America      International     Other       Total
                                   -------------      -------------     -----       -----
Premiums earned...............     $    230,708       $    161,268     $     -   $   391,976
Investment income, net........          135,731              7,537       4,760       148,028
Realized gains (losses) ......          (6,124)                548       1,128        (4,448)
Change in value of embedded
derivative....................           13,904                  -           -        13,904
Fee income....................            4,067                  -       3,840         7,907
                                   -------------      -------------    ---------   ----------
    Total revenues............          378,286            169,353       9,728       557,367
                                   -------------      -------------    ---------   ----------
Claims and other policy benefits        171,711            104,176           -       275,887
Interest credited to interest
sensitive contract liabilities           89,156                  -           -        89,156
Acquisition costs and other
insurance expenses, net.......           83,594             30,143       2,263       116,000
Operating expenses............            8,646             11,518      10,857        31,021
Interest expense..............            1,109                  -       6,448         7,557
                                   -------------      -------------    ---------   ----------



                            SCOTTISH RE GROUP LIMITED

             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

                                December 31, 2004

5.   Business segments (continued)

                                                Year Ended December 31, 2003
                                ----------------------------------------------------------
                                 Life Reinsurance   Life Reinsurance
                                   North America      International      Other       Total
                                   -------------      -------------    ---------   ----------
    Total benefits and expenses         354,216            145,837        19,568     519,621
                                   -------------      -------------    ---------   ----------
Income (loss) before income
taxes and minority interest...     $     24,070       $     23,516     $  (9,840)  $  37,746
                                   =============      =============    =========   ==========


                                                     Year Ended December 31, 2002
                                     ----------------------------------------------------------
                                      Life Reinsurance   Life Reinsurance
                                        North America      International     Other       Total
                                        -------------      -------------     -----       -----
Premiums earned ...................   $    122,794        $     79,742   $     -      $  202,536
Investment income, net ............         97,406               6,716       3,784       107,906
Realized gains (losses) ...........         (4,833)             (5,942)        (29)      (10,804)
Fee income ........................          3,148                   -       3,426         6,574
                                      -------------       -------------  ---------    ----------
    Total revenues ................        218,515              80,516       7,181       306,212
                                      -------------       -------------  ---------    ----------
Claims and other policy benefits ..         91,774              50,384           -       142,158
Interest credited to interest
sensitive contract liabilities ....         48,140                   -           -        48,140
Acquisition costs and other
insurance expenses, net ...........         48,401               8,281       3,391        60,073
Operating expenses ................          7,323               6,647       9,116        23,086
Interest expense ..................              -                   -       1,414         1,414
                                      -------------       -------------  ---------    ----------
    Total benefits and expenses ...        195,638              65,312      13,921       274,871
                                      -------------       -------------  ---------    ----------
Income (loss) before income
taxes and minority interest .......   $     22,877        $     15,204   $ (6,740)    $   31,341
                                      =============       ============   =========    ==========



Assets                                     December 31, 2004    December 31, 2003
                                           ------------------   -----------------
Life Reinsurance:
        North America..................     $      7,629,784      $    4,882,222
        International..................              396,219             308,459
                                            ----------------      --------------
Total Life Reinsurance.................            8,026,003           5,190,681
Other..................................              995,081             862,836
                                            ----------------      --------------
Total..................................     $      9,021,084      $    6,053,517
                                            ================      ==============

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

6. Foreign sales and operations

     Our operations include Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States.

     Revenues relating to geographic areas:


                                                    Year Ended      Year Ended      Year Ended
                                                   December 31,    December 31,    December 31,
                                                       2004            2003            2002
                                                   ------------    ------------    ------------
Revenues
U.S. business..................................    $    695,498    $    405,198    $    218,515
Non--U.S. business.............................         116,319         152,169          87,697
                                                   ------------    ------------    ------------
Total..........................................    $    811,817    $    557,367    $    306,212
                                                   ============    ============    ============

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

7. Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:


                                           Year Ended      Year Ended       Year Ended
                                          December 31,    December 31,     December 31,
                                               2004           2003            2002
                                         -------------   --------------   --------------
Numerator:
Net income.........................      $      71,391   $      27,281    $      32,524
                                         ==============  ==============   ==============
Denominator:
Denominator for basic earnings per
  ordinary share
Weighted average number of
  ordinary shares..................         35,732,522      30,652,719       25,190,283
Effect of dilutive securities
  - Stock options..................            634,562         885,552          839,387
  - Warrants.......................            885,363         689,730          475,942
  - Convertible debt and HyCUs.....            255,845               -                -
Denominator  for dilutive  earnings
                                         --------------  --------------   --------------
  per ordinary share...............         37,508,292      32,228,001       26,505,612
                                         ==============  ==============   ==============
Basic earnings per share:
    Income from continuing operations..  $        2.00   $        1.59    $        1.32
    Cumulative effect of change in                               (0.64)               -
    accounting principle                             -
    Discontinued operations............          (0.01)          (0.06)           (0.03)
                                         --------------  --------------   --------------
    Net income.........................  $        1.99   $        0.89    $        1.29
                                         ==============  ==============   ==============
Diluted earnings per share:
    Income from continuing operations..  $        1.91   $        1.51    $        1.25
    Cumulative effect of change in                               (0.60)                -
    accounting principle...............              -
    Discontinued operations............          (0.01)          (0.06)           (0.02)
                                         --------------  --------------   --------------
    Net income.........................  $        1.90   $        0.85    $        1.23
                                         ==============  ==============   ==============


8.  Derivatives

     During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS 133, which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The fair value of the swap at December 31, 2004 was a negative $2.2 million. This loss of $2.2 million has been included in realized gains (losses) in the consolidated statement of income.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004


     During 2004, we entered into interest rate swaps with varying notional amounts and maturities, which have been designated as hedges of the variable interest cash flows of four of the trust preferred debt issuances described in
Note 18. These interest rate swaps require us to pay fixed rate interest in exchange for variable rate interest, based on a fixed notional, until the maturity of the contract, and have been used to eliminate interest rate risk from the hedged portions of our long term debt. The notional amounts, reset periods, variable interest rates and maturities of the interest rate swaps match the terms of the cash flows of the debt they have been designated to hedge and therefore the interest rate swaps are considered to be fully effective as required by SFAS 133. The loss on the interest rate swaps for the year of $0.2 million has been included in interest expense for 2004.

9. Investments

     The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments and preferred stock at December 31, 2004 and 2003 are as follows:


                                                                   December 31, 2004
                                                -------------------------------------------------------
                                                                  Gross           Gross
                                                Amortized      Unrealized     Unrealized      Estimated
                                                Cost/Costs    Appreciation    Depreciation   Fair Value
                                               ------------  --------------  -------------  ------------
U.S. Treasury securities and U.S. government     $   89,418    $     200      $    (139)     $   89,479
    agency obligations......................
Corporate securities........................      1,719,502       27,542         (3,474)      1,743,570
Municipal bonds.............................         20,712          261           (158)         20,815
Mortgage and asset backed securities........      1,657,926       14,154         (8,277)      1,663,803
                                               ------------  --------------  -------------  ------------
Total.......................................     $3,487,558    $  42,157      $ (12,048)     $3,517,667
                                               ============= ==============  =============  ============

                                                                   December 31, 2003
                                                --------------------------------------------------------
                                                                  Gross           Gross
                                                Amortized      Unrealized      Unrealized     Estimated
                                                Cost/Costs    Appreciation    Depreciation   Fair Value
                                               ------------  --------------  -------------  ------------
U.S. Treasury securities and U.S. government
    agency obligations......................    $    74,548   $       408     $      (400)   $     74,556
Corporate securities........................      1,223,871        26,339          (4,122)      1,246,088
Municipal bonds.............................          1,800             5              --           1,805
Mortgage and asset backed securities........        818,488        10,292         (10,061)        818,719
                                                ------------  --------------  -------------  -------------
Total.......................................    $ 2,118,707   $    37,044     $   (14,583)   $  2,141,168
                                                ============  ==============  =============  =============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

9. Investments (continued)

     The contractual maturities of the fixed maturities and preferred stock are as follows (actual maturities may differ as a result of calls and prepayments):


                                                                           December 31, 2004
                                                                    ------------------------------
                                                                      Amortized      Estimated Fair
                                                                        Cost             Value
                                                                    --------------   --------------
Due in one year or less.....................................       $     101,111    $     101,335
Due in one year through five years..........................             414,156          419,921
Due in five years through ten years.........................             649,402          662,971
Due after ten years.........................................             664,963          669,637
                                                                   -------------    -------------
                                                                       1,829,632        1,853,864
Mortgage and asset backed securities........................           1,657,926        1,663,803
                                                                   -------------    -------------
Total.......................................................       $   3,487,558    $   3,517,667
                                                                   =============    =============

     Gross realized gains and losses are as follows:


                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        2004            2003           2002
                                                    ------------    ------------   ------------
Proceeds from sale of investments..............     $   665,012     $   307,141    $   183,588
                                                    ============    ===========    ============
Gross realized gains on sale of investments....     $    10,251     $     7,796    $     7,968
Gross realized losses on sale of investments...         (16,161)        (13,506)       (18,595)
                                                    ------------    -----------    ------------
Net realized losses on sale of investments.....          (5,910)         (5,710)       (10,627)
Other gains and losses.........................          (2,394)          1,262           (177)
                                                    ------------    -----------    ------------
Realized losses................................     $    (8,304)    $   (4,448)    $   (10,804)
                                                    ============    ===========    ============

______________________

(1) Includes $9.9 million, $6.3 million and $10.0 million in 2004, 2003 and 2002, respectively in respect of fixed maturity investments written down to market values and $0.3 million, $2.9 million and $2.5 million in 2004, 2003 and 2002 respectively in respect of modified coinsurance receivables written down to market values.

     At December 31, 2004 and 2003, we did not have a material concentration of investments in fixed income securities in a single issuer, industry or geographic location.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

9. Investments (continued)

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:


                                                    December 31, 2003
                        ---------------------------------------------------------------------
                                                  Estimated               Unrealized
Days                     Book Value      %       Fair Value       %          Loss         %
----                     ----------     ---      ----------      ---      -----------    ---
                                                  Dollars in thousands
0-90.................    $  471,909     45.8%    $  468,923       46.0%       (2,986)    24.8%
91-180...............       154,062      14.9       153,237       15.0          (825)     6.9
181-270..............       231,798      22.5       229,026       22.5        (2,772)    23.0
271-360..............        86,468       8.4        84,142        8.3        (2,326)    19.3
Greater than 360 ....        86,246       8.4        83,107        8.2        (3,139)    26.0
                         ----------    ------    ----------      ------   -----------   ------
Total................    $1,030,483    100.0%    $1,018,435      100.0%      (12,048)   100.0%
                         ==========    ======    ==========      ======   ===========   ======



                                                    December 31, 2003
                        ---------------------------------------------------------------------
                                                  Estimated               Unrealized
Days                     Book Value      %       Fair Value       %          Loss         %
----                     ----------     ---      ----------      ---      -----------    ---
                                                  Dollars in thousands
0-90.................    $  308,267     55.6%    $ 304,511        56.4%   $   (3,756)    25.8%
91-180...............       115,702     20.9       113,405        21.0        (2,297)    15.8
181-270..............        56,362     10.1        55,243        10.2        (1,119)     7.7
271-360..............        13,486      2.4        13,064         2.4          (422)     2.9
Greater than 360.....        60,882     11.0        53,893        10.0        (6,989)    47.8
                         ----------    ------    ----------      ------   -----------   ------
Total................    $  554,699    100.0%    $ 540,116       100.0%   $  (14,583)   100.0%
                         ==========    ======    ==========      ======   ===========   ======

10. Funds withheld at interest

     At December 31, 2004, funds withheld at interest were in respect of seven contracts with four ceding companies. At December 31, 2003, funds withheld at interest were in respect of six contracts with three ceding companies. At both December 31, 2004, we had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion or 63% of the funds withheld balances. Additionally, we had two contracts with Security Life of Denver International that accounted for $0.5 billion or 27% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company, the largest exposure, has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.0 billion and $1.7 billion at December 31, 2004 and December 31, 2003, respectively.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

10. Funds withheld at interest (continued)

     According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of invested assets, excluding cash of $472.4 million, backing our funds withheld at interest at December 31, 2004 and 2003 are as follows:


                                                    December 31, 2004
                                                    -----------------
                                                    Gross         Gross
                                      Amortized  Unrealized    Unrealized     Estimated
                                        Cost     Appreciation  Depreciation  Fair Value
                                        ----     ------------  ------------  ----------
U.S. Treasury securities and U.S.
  government agency obligations....   $   39,423    $   458     $   (143)     $   39,738
Corporate securities...............    1,027,809     70,336       (1,896)      1,096,249
Municipal bonds....................       24,728        738         (228)         25,238
Mortgage and asset backed
  securities.......................      303,833     11,969       (1,088)        314,714
                                      ----------    --------   ----------     ----------
                                       1,395,793      83,501      (3,355)      1,475,939
Commercial mortgage loans..........      121,468       9,212        (832)        129,848
                                      ----------    --------   ----------     ----------
Total..............................   $1,517,261    $ 92,713   $  (4,187)     $1,605,787
                                      ==========    ========   ==========     ==========


                                                    December 31, 2003
                                                    -----------------
                                                    Gross         Gross
                                      Amortized  Unrealized    Unrealized     Estimated
                                        Cost     Appreciation  Depreciation  Fair Value
                                        ----     ------------  ------------  ----------
U.S. Treasury securities and U.S.
  government agency obligations.....     $31,577    $    526   $    (144)     $   31,959
Corporate securities................     970,157      77,966      (2,074)      1,046,049
Municipal bonds.....................      22,481         835        (248)         23,068
Mortgage and asset backed
  securities........................     318,151      12,254      (1,482)        328,923
                                      ----------    --------   ----------     ----------
                                       1,342,366      91,581      (3,948)      1,429,999
Commercial mortgage loans...........     120,178       9,694        (496)        129,376
                                      ----------    --------   ----------     ----------
Total                                 $1,462,544   $ 101,275   $  (4,444)     $1,559,375
                                      ==========    ========   ==========     ==========

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

10. Funds withheld at interest (continued)

     According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                       December 31, 2004
                                                       -----------------
                                                Amortized Cost   Estimated Fair Value
                                                --------------   --------------------
Due in one year or less.....................    $     47,483      $     48,341
Due in one year through five years..........         301,394           317,380
Due in five years through ten years.........         617,727           665,272
Due after ten years.........................         125,356           130,231
                                                ------------      ------------
                                                   1,091,960         1,161,224
Mortgage and asset backed securities........         303,833           314,715
Commercial mortgage loans                            121,468           129,848
                                                ------------      ------------
Total .....................................     $  1,517,261      $  1,605,787
                                                ============      ============


11. Reinsurance ceded

     Premiums earned are analyzed as follows:


                               Year ended          Year ended           Year ended
                           December 31, 2004    December 31, 2003    December 31, 2002
                           -----------------    -----------------    -----------------
Premiums assumed .........    $ 804,420            $ 415,653            $ 210,166
Premiums ceded ...........     (217,545)             (23,677)              (7,630)
                              ----------           ----------           ----------
Premiums earned ..........    $ 586,875            $ 391,976            $ 202,536
                              ==========           ==========           ==========

     Reinsurance contracts do not relieve us from our obligations to our cedents. Failure of reinsurers to honor their obligations could result in losses to us. We evaluate the financial condition of our reinsurers to minimize our exposure to losses from reinsurer insolvencies. Claims and other policy benefits are net of reinsurance recoveries of $144.5 million, $21.4 million and $8.5 million during the years ended December 31, 2004, 2003 and 2002.

     12. Goodwill

     During 2004, we received a payment of $1.7 million in respect of a settlement of the purchase price of Scottish Re Holdings Limited (formerly World-Wide Holdings Limited). This settlement arose on the finalization of income taxes due for periods prior to the acquisition and has resulted in a decrease in the goodwill arising on the acquisition.

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

13. Present value of in-force business

     A reconciliation of the present value of in-force business is as follows:


                                                December   December   December
                                                31, 2004   31, 2003   31, 2002
                                                --------   --------   --------
Balance at beginning of year................   $ 44,985   $ 18,181   $ 20,383
Acquisition of Scottish Re Life Corporation.     24,766     31,506         --
Amortization................................     (7,689)    (4,926)    (2,777)
Other.......................................        102        224        575
                                               ---------  ---------  ---------
Balance at end of year......................   $ 62,164   $ 44,985   $ 18,181
                                               =========  =========  =========


     Future estimated amortization of the present value of in-force business is as follows:

                 Year ending December 31
                 -----------------------
                 2005 ................................   $ 6,284
                 2006 ................................     6,277
                 2007 ................................     5,617
                 2008 ................................     5,707
                 2009 ................................     5,916
                 Thereafter ..........................   $32,363

14. Reinsurance transactions

     The following table summarizes the acquisitions of in-force reinsurance transactions completed by us during 2002. These transactions are accounted for as purchases. Our results of operations include the effects of these purchases only from the respective acquisition date.

                                                        December 31,
                                                            2002
                                                        ------------
  Fair value of assets acquired .......................   $26,032
                                                          -------
  Deferred acquisition costs ..........................     6,571
                                                          -------
  Total assets acquired ...............................   $32,603
                                                          =======
 Fair value of liabilities assumed ...................    $32,603
                                                          =======

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

15.     Deferred acquisition costs

        The change in deferred acquisition costs is as follows:

                                                    December 31,   December 31,   December 31,
                                                        2004           2003           2002
                                                    ------------   ------------   ------------
Balance beginning of period.......................  $   308,591    $   213,516    $   113,898

Expenses deferred.................................      199,768        167,185        129,306
Amortization expense..............................      (80,235)       (74,239)       (28,178)
Deferred   acquisition   costs   on   in-force
  reinsurance transactions purchased..............            -              -          6,571
Deferred   acquisition   costs  on  unrealized          (10,166)             -              -
  gains and losses................................
Deferred acquisition costs on realized losses.....         (652)         2,129         (8,081)
                                                    ------------   ------------   ------------
Balance at end of year............................  $   417,306    $   308,591    $   213,516
                                                    ============   ============   ============

16. Collateral finance facility liability

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

17. 7.00% Convertible Junior Subordinated Notes

     In order to provide additional capital to support the individual in-force life reinsurance business acquired from ING we signed a Securities Purchase Agreement on October 17, 2004 with the Cypress Entities. Pursuant to the Securities Purchase Agreement, we issued to the Cypress Entities on December 31, 2004, $41,282,479 aggregate principal amount of 7.00% Convertible Junior Subordinated Notes with a maturity date 30 years from issuance (the "7.00% Convertible Junior Subordinated Notes").

     Holders of the 7.00% Convertible Junior Subordinated Notes do not have voting rights. The 7.00% Convertible Junior Subordinated Notes are unsecured obligations, subordinated to all indebtedness that does not by its terms rank pari passu or junior to the 7.00% Convertible Junior Subordinated Notes, including any guarantees issued by us in respect of senior or senior subordinated indebtedness. The accrued but unpaid interest on the 7.00% Convertible Junior Subordinated Notes is payable in kind on December 1 and June 1 of each year, beginning June 1, 2005, by the issuance of additional 7.00% Convertible Junior Subordinated Notes of the same series, having the same terms and conditions as the 7.00% Convertible Junior Subordinated Notes and having a principal amount equal to the amount of such accrued and unpaid interest. However, (i) during the period from December 31, 2007 to December 31, 2014, we may at our option pay any of such accrued but unpaid interest in cash in lieu of in kind, and

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

17. 7.00% Convertible Junior Subordinated Notes (continued)

(ii) after December 31, 2014, the Cypress Entities may at their option receive any of such accrued but unpaid interest in cash in lieu of in kind.

     Upon the approval of our shareholders and the receipt of all requisite regulatory approvals, the 7.00% Convertible Junior Subordinated Notes will automatically be converted into our ordinary shares at an initial conversion price of $19.375 per ordinary share, subject to customary anti-dilution adjustments. If upon approval, the requisite regulatory approvals have not been obtained, the 7.00% Convertible Junior Subordinated Notes will automatically be exchanged for additional Class C Warrants to purchase the number of ordinary shares into which the 7.00% Convertible Junior Subordinated Notes (including any accrued and unpaid interest through the date of conversion) were convertible. If we have sought shareholder approval unsuccessfully at least twice, after December 31, 2005, we may redeem all (but not less than all) of the then-outstanding 7.00% Convertible Junior Subordinated Notes for cash at a redemption price per share equal to the greater of (i) an amount equal to, (A) if prior to December 31, 2007, the initial Purchase Price paid by the Cypress Entities for the 7.00% Convertible Junior Subordinated Notes, plus an amount calculated based on an annual, compounded internal rate of return equal to the Penalty Rate (described below) on such investment for the period from December 31, 2004 through December 31, 2007 (applying the 19% Penalty Rate to such period), or (B) if after December 31, 2007, the principal amount thereof plus accrued and unpaid interest thereon through the date of repurchase, and (ii) the market value at the time of such redemption of the number of ordinary shares into which the 7.00% Convertible Junior Subordinated Notes are then convertible. In the event of a change of control of Scottish Re, we will be required to repurchase the 7.00% Convertible Junior Subordinated Notes pursuant to the terms specified in the 7.00% Convertible Junior Subordinated Notes.

     In the event of a Failed Condition (as defined in Note 20), the 7.00% Convertible Junior Subordinated Notes will bear interest at the Penalty Rate applied retroactively from the Closing Date until the earliest to occur of a cure of such condition, early redemption of the 7.00% Convertible Junior Subordinated Notes or the maturity thereof. The "Penalty Rate" means a rate per annum equal to, (i) if a Failed Condition occurs in 2005, 15% applicable through December 31, 2005, (ii) if a Failed Condition occurs or continues in 2006, 17% through December 31, 2006 and (iii) 19% thereafter.

18. Long-term debt

     Long-term debt consists of :

                                                   December 31,   December 31,
                                                      2004           2003
                                                   ------------   ------------
4.5% senior convertible notes due 2022..........   $  115,000       $ 115,000
Capital securities due 2032.....................       17,500          17,500
Preferred trust securities due 2033.............       20,000          20,000
Trust preferred securities due 2033.............       10,000          10,000
Trust preferred securities due 2034.............       32,000               -
Trust preferred securities due 2034.............       50,000               -
                                                   ----------       ---------
                                                   $  244,500       $ 162,500
                                                   ==========       =========

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

18. Long-term debt (continued)

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

     Under a registration rights agreement, we filed with the Securities and Exchange Commission, a shelf registration statement, for resale of the notes and our ordinary shares issuable upon conversion of the notes.

Capital securities due 2032

     On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust ("Capital Trust") issued and sold in a private offering an aggregate of $17.5 million Floating Rate Capital Securities (the "Capital Securities"). All of the common shares of the Capital Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.

     The Capital Securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2004 and December 31, 2003, the interest rates were 6.44% and 5.15%, respectively. Prior to December 4,

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

18. Long-term debt (continued)

2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

     The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2004 and December 31, 2003, the interest rates were 6.44% and 5.15%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 in the event of certain changes in tax or investment company law.

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

     The Trust Preferred Securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At December 31, 2004 and December 31, 2003, the interest rates were 6.08% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Floating Rate Debentures due October 29, 2033 (as described below).

     The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures (the "2033 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2033 Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At December 31, 2004 and December 31, 2003, the interest rates were 6.08% and 5.10%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2033 Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2033 Floating Rate Debentures and distributions and other payments due on the Trust Preferred Securities.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

18. Long-term debt (continued)

Trust preferred securities due 2033

     On November 14, 2003, GPIC Holdings Inc. Statutory Trust, a Delaware statutory business trust ("GPIC Trust") issued and sold in a private offering an aggregate of $10.0 million Trust Preferred Securities (the "2033 Trust Preferred Securities"). All of the common shares of GPIC Trust are owned by Scottish Holdings, Inc.

     The 2033 Trust Preferred Securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At December 31, 2004 and December 31, 2003, the interest rates were 6.46% and 5.05%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

     The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes (the "Junior Subordinated Notes") issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At December 31, 2004 and December 31, 2003, the interest rates were 6.46% and 5.05%, respectively. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Junior Subordinated Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Junior Subordinated Notes and distributions and other payments due on the trust preferred securities.

Trust preferred securities due 2034

     On May 12, 2004, Scottish Holdings, Inc. Statutory Trust III, a Connecticut statutory business trust ("Capital Trust III") issued and sold in a private offering an aggregate of $32.0 million Trust Preferred Securities (the "2034 Trust Preferred Securities"). All of the common shares of Capital Trust III are owned by Scottish Holdings, Inc.

     The 2034 Trust Preferred Securities mature on June 17, 2034. They are redeemable in whole or in part at any time after June 17, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.80%. At December 31, 2004, the interest rate was 6.30125%. Prior to June 17, 2009, interest cannot exceed 12.50%. Capital Trust III may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2034 Floating Rate Debentures due June 17, 2034 (as described below).

     The sole assets of Capital Trust III consist of $33.0 million principal amount of Floating Rate Debentures (the "2034 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2034 Floating Rate Debentures mature on June 17, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.80%. At December 31, 2004 the interest rate was 6.30125%. Prior to June 17, 2009, interest cannot exceed 12.50%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

18. Long-term debt (continued)

2034 Floating Rate Debentures at any time after June 17, 2009 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2034 Floating Rate Debentures and distributions and other payments due on the 2034 Trust Preferred Securities.

Trust preferred securities due 2034

     On December 18, 2004, SFL Statutory Trust I, a Delaware statutory business trust ("SFL Trust I") issued and sold in a private offering an aggregate of $50.0 million Trust Preferred Securities (the "December 2034 Trust Preferred Securities"). All of the common shares of SFL Trust I are owned by Scottish Financial (Luxembourg) S.a.r.l.

     The December 2034 Trust Preferred Securities mature on December 15, 2034. They are redeemable in whole or in part at any time after December 15, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.50%. At December 31, 2004, the interest rate was 5.95%. Prior to December 15, 2009, interest cannot exceed 12.50%. SFL Trust I may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis.

     The sole assets of SFL Trust I consist of $51.5 million principal amount of Floating Rate Debentures (the "December 2034 Floating Rate Debentures") issued by Scottish Financial (Luxembourg) S.a.r.l. The December 2034 Floating Rate Debentures mature on December 15, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.50%. At December 31, 2004 the interest rate was 5.95%. Prior to December 15, 2009, interest cannot exceed 12.50%. Scottish Financial (Luxembourg) S.a.r.l. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Financial (Luxemburg) S.a.r.l. may redeem the December 2034 Floating Rate Debentures at any time after December 15, 2009 and in the event of certain changes in tax or investment company law.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Financial (Luxembourg) S.a.r.l.'s obligations under the December 2034 Floating Rate Debentures and distributions and other payments due on the December 2034 Trust Preferred Securities.

19. Mezzanine equity

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

                                December 31, 2004

19.   Mezzanine equity (continued)

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

     We have accounted for the HyCUs in accordance with SFAS No. 150 " Accounting for Certain Instruments with Characteristics of Debt and Equity". Accordingly, the HyCUs have been recorded as mezzanine equity of $142.4 million, which is net of issuance costs related to the convertible preferred shares. The present value of the contract adjustment payments (discounted at a rate of 4.75%) is included in other liabilities and resulted in a decrease in additional paid-in capital at the date of issuance. Issue costs on the forward contract have also been included in additional paid-in capital. The dividends on the convertible preferred shares are included in interest expense.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

20. Shareholders' equity

Ordinary shares

     We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

     On April 4, 2002, we completed a public offering of 6,750,000 ordinary shares (which included the over-allotment option of 750,000 ordinary shares) in which we raised aggregate net proceeds of $114.3 million. We used the proceeds of the equity offering to repay short-term borrowings of $40.0 million and the remainder for general corporate purposes. During 2002, we issued 32,500 shares to employees upon the exercise of stock options.

     On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) in which we raised aggregate net proceeds of $180.1 million. We used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life at a purchase price of $19.66 per share.

     During the year ended December 31, 2004 and 2003 we issued 750,000 and 180,000 ordinary shares, respectively, to employees upon the exercise of stock options. During the year ended December 31, 2003 we issued 200,000 ordinary shares upon the exercise of Class A Warrants and we repurchased 200,000 Class B Warrants for $3.0 million.

     In order to provide additional capital to support the individual life reinsurance business acquired from ING we signed a Securities Purchase Agreement on October 17, 2004 with the "Cypress Entities". Pursuant to the Securities Purchase Agreement, we issued to the Cypress Entities on December 31, 2004:

        (i) 3,953,183 ordinary shares, par value $0.01 per share (equal to 9.9% of the aggregate number of ordinary shares issued and outstanding on December 31, 2004, taking into account such issuance);

        (ii) Class C Warrants to purchase 3,206,431 ordinary shares (equal to the difference between (A) 19.9% of the ordinary shares issued and outstanding on December 31, 2004 (without taking into account the issuance of ordinary shares pursuant to (i) above) and (B) the number of ordinary shares issued to the Cypress Entities as provided in (i) above); and

        (iii) The 7.00% Convertible Junior Subordinated Notes discussed in Note 17.

     The proceeds from the Cypress Entities net of a commitment fee and other expenses amounted to $126.9 million.

     The Class C Warrants are exercisable at an exercise price equal to $0.01 per share. The number of ordinary shares for which the Class C Warrants are exercisable will be subject to customary anti-dilution adjustments. The Class C Warrants do not have voting rights and are not exercisable until (i) our shareholders approve (A) certain amendments to our articles of association to allow the Cypress Entities to hold more than 9.9% of our issued and outstanding ordinary shares, and (B) the issuance of more than 20% of our ordinary shares to the Cypress Entities, as required by New York Stock Exchange rules (the "Shareholder Proposals"), and (ii) requisite regulatory approvals have been obtained from insurance regulators in Delaware and the United Kingdom. Notwithstanding the foregoing, the Class C Warrants will become exercisable (i) immediately upon their transfer to an unaffiliated third party provided that such transfer complies with the ownership limitations contained in our articles of association or (ii) to the extent the exercise thereof would not cause the Cypress Entities to own in the aggregate greater than 9.9%

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

20. Shareholders' equity (continued)

of the ordinary shares then outstanding. Upon shareholder approval and the receipt of all requisite regulatory approvals, the Class C Warrants will automatically be exercised for the applicable number of ordinary shares. In the event that a change of control of Scottish Re occurs and the Class C Warrants cannot be exercised in full for ordinary shares by the terms of the our articles of association or by applicable law, the holders of Class C Warrants may require us to repurchase the unexercised Class C Warrants pursuant to the terms specified in the Class C Warrants.

     If shareholder approval is not obtained by June 30, 2005 (a "Failed Condition"), we will make additional payments on the Class C Warrants by paying cash equal to, on a per annum basis, 5% of the product of (i) the number of ordinary shares underlying the Class C Warrants then held by the Cypress Entities and (ii) the Purchase Price, or, Scottish Re's option in lieu of cash, by issuing additional 7.00% Convertible Junior Subordinated Notes with an equivalent aggregate principal amount, such payment or issuance to be made on the business day immediately following the date of occurrence of the Failed Condition, and on each six-month anniversary thereafter, until shareholder approval has been obtained. In addition, until shareholder approval has been obtained, we will make an additional payment on the Class C Warrants equal to the dividend then currently payable on ordinary shares, which will be assumed to be no less than $0.20 per share per annum.

     At December 31, 2004, there were 39,931,145 outstanding ordinary shares.

Preferred shares

     We are authorized to issue 50,000,000 preferred shares of par value $0.01 each.

     On December 17 and December 22, 2003, in connection with our HyCU offering, we issued 5,750,000 convertible preferred shares having a per share liquidation preference of $25 and an initial conversion rate of 1.067 ordinary shares per $25 liquidation preference, subject to anti-dilution adjustments. The convertible preferred shares have a 1% annual dividend rate and will be mandatorily redeemed by us on May 21, 2007. See Note 19 for additional description of the terms of the convertible preferred shares.

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

     In connection with our initial capitalization, we issued Class A Warrants to related parties to purchase an aggregate of 1,550,000 ordinary shares. The aggregate consideration of $0.1 million paid for these Warrants is reflected as additional paid-in capital. In connection with our initial public offering, we issued an aggregate of 1,300,000 Class A Warrants. All Class A Warrants are exercisable at $15.00 per ordinary share, in equal amounts over a three-year period commencing November 1999 and expire in November 2008.

     On December 31, 2004, we issued Class C Warrants to the Cypress Entities as discussed above.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans

Pension plan

     We provide retirement benefits to the majority of employees, under defined contribution plans. Defined contribution plan expenses totaled $1.4 million and $1.1 million, and $0.9 million for the years ended December 31, 2004, 2003 and 2002, respectively. In 2002 pension benefits were provided to Scottish Re Holdings Limited employees under a defined benefit pension plan. During 2003, we established a defined contribution plan for Scottish Re Holdings Limited. New employees in 2003 joined this plan and a number of employees transferred from the defined benefit scheme to the defined contribution scheme. A small number of employees remain in the defined benefit plan and, additionally, there are preserved benefits for some transferees and some ex-employees in the defined benefit plan.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

     The defined benefit plan asset activity and movement on the defined benefit plan obligation is as follows:



                                                         December 31,    December 31,   December 31,
                                                             2004           2003           2002
                                                         ------------    ------------   ------------
Change in plan assets
Fair value of plan assets at beginning of year.......    $   8,243      $   4,395      $   3,838
Foreign currency translation adjustment..............          726            712              -
Actual return on plan assets.........................          598            721           (515)
Contributions........................................          925          2,487          1,330
Benefits paid........................................         (147)           (72)          (258)
                                                         ----------     ----------     ----------
Fair value of plan assets at end of year                 $  10,345      $   8,243      $   4,395
                                                         ==========     ==========     ==========

                                                         December 31,    December 31,   December 31,
                                                             2004           2003           2002
                                                         ------------    ------------   ------------
Change in benefit obligation
Benefit obligation at beginning of year..............     $  8,181      $   6,120      $   4,155
Foreign currency translation adjustment..............          719            738              -
Service cost.........................................          331            508            314
Interest cost........................................          478            363            243
Actuarial loss.......................................          675            524          1,666
Benefits paid........................................         (147)           (72)          (258)
                                                         ----------     ----------     ----------
Benefits obligation at end of year                       $  10,237      $   8,181      $   6,120
                                                         ==========     ==========     ==========
Funded status........................................    $     108      $      62      $  (1,725)
Unrecognized net loss................................        3,452          2,747          2,475
                                                         ----------     ----------     ----------
Prepaid benefit cost.................................    $   3,560      $   2,809      $     750
                                                         ==========     ==========     ==========

        Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost.................................    $    3,560     $    2,809    $      750
Accumulated other comprehensive income...............             -              -        (1,959)
                                                         ----------     ----------     ----------
Net amount recognized................................    $    3,560     $    2,809    $   (1,209)
                                                         ==========     ==========     ==========

Weighted  average  assumptions  as of December 31,
2004 and 2003
  Weighted average discount rate.....................          5.50%          5.50%         5.50%
  Expected return on plan assets.....................          6.00%          6.50%         6.50%
  Rate of salary increases...........................          2.80%          4.25%         4.25%
  Rate of inflation..................................          2.80%          2.50%         2.25%

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

     Plan assets are invested in third party investment funds that are managed externally. The assets consist of equities, fixed maturities and cash.

     The components of net defined benefit pension costs are as follows:

                                                          Year Ended    Year Ended    Year Ended
                                                         December 31,   December 31,  December 31,
                                                             2004          2003          2002
                                                         ------------   ------------  ------------
  Service cost.......................................    $     331     $     553      $     314
  Interest cost......................................          478           395            243
  Expected return on plan assets.....................         (514)         (346)          (295)
  Loss amortization..................................          128           115              -
                                                         ----------    ----------     ----------
  Net periodic pension cost..........................    $     423     $     717      $     262
                                                         ==========    ==========     ==========

     As a result of the accumulated benefit obligation being in excess of plan assets at December 31, 2002 a minimum pension liability adjustment, net of tax, of $1.4 million was recorded in other accumulated comprehensive income. At December 31, 2003, plan assets were in excess of the accumulated benefit obligation resulting in a change in other comprehensive income of $1.4 million. At December 31, 2004, plan assets were in excess of the accumulated benefit obligation, resulting in no change in the comprehensive income during the year.

401(k) plan

     We sponsor a 401(k) plan in the U.S. in which employee contributions on a pre-tax basis are supplemented by matching contributions. These contributions are invested, at the election of the employee, in one or more investment portfolios. Expenses for the plan amounted to $697,000, $482,000, and $390,000, respectively, in the years ended December 31, 2004, 2003 and 2002.

Stock option plans

     We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Plans") and an equity incentive compensation plan ("the 2004 ECP"). The Plans allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all granted options issued prior to December 31, 2001 become exercisable in three equal annual installments. All options granted between January 1, 2002 and May 4, 2004, will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants of 2,000 to each director, which are fully exercisable on the date of grant. All options issued after May 5, 2004, become exercisable in three equal annual installments commencing on the first anniversary of the grant date. Total options authorized under the Plans are 3,750,000.

     At our Annual General Meeting held on May 5, 2004, our shareholders approved the 2004 ECP. This plan allows us to grant non-statutory options and restricted stock, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

discretion of our Compensation Committee, option grants after the first year of the 2004 ECP or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in three equal installments commencing on the first anniversary of the grant date. Total options authorized under the 2004 ECP are 750,000. In addition, 1,000,000 restricted shares have been authorized under the 2004 ECP of which at least 750,000 will vest based on achievement of certain performance goals. The remaining 250,000 restricted shares may be issued without performance goals. During the year we issued 90,000 units under the terms of the 2004 ECP. The issuance of these units resulted in a charge to income of $271,000 in 2004.

     In prior years, we adopted the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized.

     In December 2002, the Financial Accounting Standards Board issued SFAS No.148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment of FASB Statement No. 123". Effective January 1, 2003, we adopted the modified prospective method of fair value-based stock option expense provisions of SFAS No. 123 as amended by SFAS No. 148. Compensation expense has been recognized for all stock options granted since January 1, 2003. This has resulted in a charge to income of $844,000, $207,000 and $422,000 in the years ended December 31, 2004, 2003, and 2002 respectively.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

     Option activity under all Plans is as follows:

                                          Year Ended         Year Ended          Year Ended
                                      December 31, 2004  December 31, 2003  December 31, 2002
                                      -----------------  -----------------  -----------------

Outstanding, beginning of year....           3,086,651          3,398,103          2,750,601
Granted...........................             253,000            180,000            861,500
Exercised.........................            (749,551)          (425,955)           (32,500)
Cancelled.........................             (98,864)           (65,497)          (181,498)
                                             ----------         ----------         ----------
Outstanding and  exercisable,
end of year.......................           2,491,236          3,086,651          3,398,103
                                             ==========         ==========         ==========
Weighted average exercise price
per share:.......................
Granted...........................     $       23.5164    $       18.2515    $       18.0262
Exercised.........................     $       11.1209    $       10.7494    $        8.5982
Cancelled.........................     $       17.9752    $       18.2339    $       14.2490
Outstanding and  exercisable,
end of year.......................     $       14.8860    $       13.3634    $       12.8706

        Summary of options outstanding at December 31, 2004:

                                                               Weighted                               Weighted
                                                 Weighted      Average                  Weighted     Average
                                                 Average      Remaining     Number of    Average     Remaining
Year of      Number of         Range of          Exercise     Contractual     Shares     Exercise   Contractual
 Grant       Shares       Exercise Prices         Price         Life         Vested       Price        Life
 -----       ------       ---------------         -----         ----         ------       -----        ----
   1998       403,336                $15.0000     $15.0000      3.92         403,336    $15.0000        3.92
   1999       222,100      $8.0625 - $15.0000     $11.2936      3.12         222,100    $11.2936        3.12
   2000       555,000      $7.7500 -  $9.0000      $8.1896      4.90         555,000     $8.1896        4.90
   2001       311,500      $7.0000 - $18.7600     $14.6627      5.32         311,500    $14.6627        5.32
   2002       572,300     $15.5000 - $21.5100     $17.9842      7.17         239,000    $18.1194        7.17
   2003       174,000     $16.6000 - $21.5100     $18.2276      8.43          46,000    $18.0991        8.41
   2004       253,000     $21.7000 - $23.8700     $23.5164      9.34          22,000    $22.0864        9.57
            ---------     -------------------     --------      ----       ---------    --------    ---------
            2,491,236      $7.0000 - $23.8700     $14.8860      6.17       1,798,936    $11.7862        5.43
            =========     ===================     ========      ====       =========    ========    =========

                                                                       Option Plans
                                                       Option Plans    not Approved
                                                       Approved by          by         Total Option
                                                       Shareholders    Shareholders       Plans
                                                       ------------    ------------       -----
Outstanding.......................................      1,813,736         677,500       2,491,236
Weighted average exercise price...................      $ 13.8338       $ 15.2791       $ 13.3634
Available for future issuance.....................         63,225       1,639,197       1,702,422

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

                                December 31, 2004

21. Employee benefit plans (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. Our pro forma information is as follows:

                                                           Year Ended    Year Ended    Year Ended
                                                            December      December      December
                                                            31, 2004      31, 2003      31, 2002
                                                           ----------    ----------    ----------
Net income -- as reported...............................     $ 71,391     $ 27,281     $ 32,524
Stock-based employee compensation cost, net of related
   tax effects, included in the determination of net
   income as reported.                                            844          207          639
Stock-based employee compensation cost, net of related
   tax effects, that would have been included in the
   determination of net income if the fair value based
   method had been applied to all awards...............        (1,448)      (2,384)      (3,432)
                                                             ---------    ---------    ---------
Net income -- pro forma.................................     $ 70,787     $ 25,104     $ 29,731
                                                             =========    =========    =========

                                                           Year Ended    Year Ended    Year Ended
                                                            December      December      December
                                                            31, 2004      31, 2003      31, 2002
                                                           ----------    ----------    ----------
Basic net income per share -- as reported...............    $    1.99    $    0.89   $    1.29
Basic net income per share -- pro forma.................    $    1.98    $    0.82   $    1.17
Diluted net income per share -- as reported.............    $    1.90    $    0.85   $    1.23
Diluted net income per share -- pro forma...............    $    1.89    $    0.78   $    1.11

     The weighted average fair value of options granted in each year is as follows:

                                                           Year Ended    Year Ended    Year Ended
                                                            December      December      December
                                                            31, 2004      31, 2003      31, 2002
                                                           ----------    ----------    ----------
Discounted exercise price...........................              --            --            --
Market price exercise price.........................       $  7.6581     $  6.8170     $  6.5239
Premium exercise price..............................              --            --            --

     The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2004            2003           2002
                                                             ----            ----           ----
Expected dividend yield.............................    0.77% - 0.82%   1.00% - 0.82%       1.00%
Risk free interest rate.............................    1.06% - 4.77%   1.06% - 4.44%    1.09%-4.14%
Expected life of options............................       7 years         7 years         7 years
Expected volatility.................................         0.4             0.4             0.3

     As of December 31, 2004, 133,334 options were outstanding in respect of non-employees (2003- 160,501; 2002- 89,001). In 2002 we modified the awards of certain employees on their termination of employment. The expense recorded in respect of this modification was $639,000. We apply the fair value method of SFAS No. 123 in accounting for stock options granted to non-employees who provide services to us.

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

22. Taxation

     There is presently no taxation imposed on income or capital gains by the Governments of Bermuda and the Cayman Islands. Our Bermuda companies have been granted an exemption from income, withholding or capital gain taxation in Bermuda until 2016. If any taxation on income or capital gains enacted in the Cayman Islands, Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have been granted an exemption until 2018; and The Scottish Annuity Company (Cayman) Ltd. has been granted exemptions until 2014. These companies operate in a manner such that they will owe no U.S. tax other than premium excise taxes and withholding taxes on certain investment income. Additionally, we have operations in various jurisdictions around the world including, but not limited to, the U.S., U.K., Ireland and Luxembourg that are subject to relevant taxes in those jurisdictions.

     Undistributed earnings of our subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. Upon distribution of current or accumulated earnings and profits in the form of dividends or otherwise from our U.S. subsidiaries to us, we would be subject to U.S. withholding taxes at a 5% rate.

     At December 31, 2004, we had net operating loss carry-forwards of approximately $129.2 million, (2003-$168.4 million) for income tax purposes that expire in years 2012 through 2024. These net operating loss carry-forwards resulted primarily from our 1999 acquisition of Scottish Re (U.S.), Inc. and from current operations of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation.

     Significant components of our deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                                                    December 31,    December 31,
                                                       2004             2003
                                                    ------------    ------------
Deferred tax asset:
   Net operating losses........................... $    46,268     $    61,077
   Reserves for future policy benefits............      29,029          13,656
   Unrealized depreciation on investments.........         793             483
   Intangible assets..............................       8,933              --
   Negative proxy deferred acquisition costs......      14,025           1,816
   Alternative minimum tax credit.................       2,318              --
   Other..........................................       6,783           3,121
                                                   ------------    ------------
Total deferred tax asset..........................     108,149          80,153
                                                   ------------    ------------
Deferred tax liability:...........................
   Unrealized appreciation on investments.........      (7,478)         (8,387)
   Undistributed earnings of U.K. subsidiaries....      (4,959)         (6,315)
   Deferred acquisition costs.....................      (9,415)        (21,893)
   Pension liability..............................      (1,068)           (859)
   Reserves for future policy benefits............     (24,433)        (27,086)
   Present value of in-force......................     (18,153)             --
   Other..........................................      (5,465)         (2,989)
                                                   ------------    ------------
Total deferred tax liability......................     (70,971)        (67,529)
                                                   ------------    ------------
Net deferred tax asset (liability)................ $    37,178     $    12,624
                                                   ------------    ------------
Valuation allowance                                    (22,148)             --
                                                   ============    ============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

22. Taxation (continued)

Net deferred tax asset                             $    15,030     $    12,624
                                                   ============    ============

     At December 31, 2004, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for a valuation allowance of $22.1 million established in 2004. This valuation allowance is in respect of negative proxy deferred acquisition costs and deferred acquisition costs arising in respect of the acquisition of the ING individual life reinsurance business. This was established as a result of the purchase accounting for the acquisition and therefore has not been included in the determination of net income. We have also established reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges.

     For the years ended December 31, 2004, 2003 and 2002 we have income tax expense (benefit) from operations as follows:

                                                     Year Ended     Year Ended     Year Ended
                                                    December 31,   December 31,   December 31,
                                                        2004           2003           2002
                                                    ------------   ------------   ------------
Current tax expense (benefit)..................    $    8,526      $    1,075     $    1,421
Deferred tax benefit...........................       (25,205)        (12,180)        (3,315)
                                                   -----------     -----------    -----------
Total tax benefit..............................    $  (16,679)     $  (11,105)    $   (1,894)
                                                   ===========     ===========    ===========

     The acquisition of the ING individual life reinsurance business is reflected under U.S. generally accepted accounting principles in accordance with purchase accounting requirements but for taxation is a currently taxable transaction. As a result, approximately $84.0 million of current tax expense and a corresponding $84.0 million of deferred tax benefit are netted in the income statement and are not reflected in the table above.

     Income tax expense (benefit) attributable to continuing operations differ from the amount of income tax expense (benefit) that would result from applying the federal statutory rates to pretax income from operating due to the following:

                                                    Year Ended     Year Ended     Year Ended
                                                   December 31,   December 31,   December 31,
                                                       2004           2003           2002
                                                   ------------   ------------   ------------
Pretax GAAP income at 34%......................    $    18,853    $    12,833    $    10,310
Income not subject to tax at 34%...............        (28,588)       (24,229)       (16,819)
Foreign taxes..................................         (8,578)         3,109          3,997
Negative deferred acquisition costs............           (934)        (1,427)           695
Other and state taxes..........................          2,568         (1,391)           (77)
                                                   ------------   ------------   ------------
Total tax benefit .............................    $   (16,679)   $   (11,105)   $    (1,894)
                                                   ============   ============   ============

23. Statutory requirements and dividend restrictions

     Our Bermuda insurance companies are required to maintain a minimum capital of $0.25 million. Under The Insurance Law of the Cayman Islands, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

23. Statutory requirements and dividend restrictions (continued)

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

     The maximum amount of dividends that can be paid by Scottish Re (U.S.), Inc. (a Delaware domiciled insurance company) and Scottish Re Life Corporation (a Delaware domiciled insurance company) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory surplus as of December 31 of the preceding year not exceeding earned surplus. The statutory earned surplus of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation at December 31, 2004 were $(227.8) million (2003 - $(212.5) million) and $(68.3) million (2003- $(2.1) billion), respectively, accordingly no dividends can be paid from either company in 2005 without the prior approval of the Insurance Commissioner. Scottish Re (U.S.), Inc.'s net assets, which are restricted by the above are $253.7 million (2003 - $51.9 million) and Scottish Re Life Corporation's net assets, which are restricted are $75.5 million (2003- $143.8 million).

     The NAIC prescribes risk-based capital ("RBC") requirements for U.S. domiciled life and health insurance companies. As of December 31, 2004 and 2003, Scottish Re (U.S.), Inc. and Scottish Re Life Corporation exceeded all minimum RBC requirements.

     In connection with the Insurance Companies Act 1982 of the United Kingdom, Scottish Re Limited is required to maintain statutory minimum net capital of approximately $65.4 million at December 31, 2004 (December 31,2003 - $34.0 million). Scottish Re Limited had statutory capital of approximately $78.7 million at December 31, 2004 (December 31, 2003 - $58.0 million).

24. Commitments and contingencies

Credit facilities

     On December 29, 2004, we, Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited closed a $175.0 million, 364-day revolving credit facility with a syndicate of banks led by Bank of America, N.A. The facility provides capacity for borrowing and for extending letters of credit. The proceeds from the facility will be used for working capital, capital expenditures and general corporate purposes. The facility is a direct financial obligation of each of the borrowers; however, we have guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited.

     The facility may be increased to an aggregate principal amount of $200.0 million. The interest rate on each loan made under the facility, as determined by the nature of the loan, will be at (i) the Federal Funds Rate plus 0.50%,
(ii) the prime rate as announced by Bank of America, N.A., or (iii) the British Bankers Association LIBOR Rate plus an applicable margin.

     The facility requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of shareholder's equity, a debt to capitalization ratio of less than 20% and uncollateralized assets of 1.2

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

24. Commitments and contingencies (continued)

times borrowings. In addition, the facility requires that Scottish Re Group Limited maintain a minimum amount of shareholders' equity, and a debt to capitalization ratio of less than 30%. The facility also requires that Scottish Re (U.S.), Inc. maintain minimum capital and surplus equal to the greater of (i) $20 million or (ii) the amount necessary to prevent a company action level event from occurring under the risk based capital laws of Delaware. Our failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At December 31, 2004, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $35.8 million as at December 31, 2004.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At December 31, 2004, there were no borrowings under this agreement.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

24. Commitments and contingencies (continued)

Lease commitments

     Scottish Re and its subsidiaries lease office space in the countries in which they conduct business under operating leases that expire at various dates through 2023. Total rent expense with respect to these operating leases for the years ended December 31, 2004, 2003 and 2002, were approximately $1.9 million, $1.7 million and $0.9 million respectively.

     Future minimum lease payments under the leases are expected to be:

             Year ending December 31
             ----------------------------------------------  --------
             2005..........................................  $  2,656
             2006..........................................     2,681
             2007..........................................     2,668
             2008..........................................     2,699
             2009..........................................     2,731
             Later years...................................    20,158
                                                             --------
             Total future lease commitments................  $ 33,593
                                                             ========

Legal proceedings

     In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.


25. Subsequent Events

     On January 12, 2005 we closed an offering of $325.0 million Collateral Facility Securities by Stingray Pass-Through Trust issued under Rule 144A. This facility allows Scottish Annuity & Life Insurance Company (Cayman) Ltd. to issue funding agreements at a pre-determined price, without any condition and at any time, in exchange for a portfolio of highly rated 30-day commercial paper. The facility matures on January 12, 2015.

     On February 11, 2005 we closed an offering of $850.0 million 30 year maturity securities from a newly formed , wholly owned subsidiary Orkney Holdings, LLC. Proceeds from this offering will fund the XXX reserve requirements for level premium term life insurance policies reinsured by Scottish Re (U.S.), Inc. between January 1, 2000 and December 31, 2003. The securities are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard & Poor's and Aaa by Moody's.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

26. Quarterly financial data (Unaudited)

     Quarterly financial data for the year ended December 31, 2004 is as follows:

                                                                                    Quarter Ended
                                                              ----------------------------------------------------
                                                              December 31    September 30     June 30     March 31
                                                              -----------    ------------     -------     --------
Total revenue..........................................        $ 210,645      $ 195,085     $ 226,909    $ 179,178
Income (loss) from continuing operations before                   10,970          6,194        26,970       11,317
   income taxes and minority interest..................
Income from continuing operations......................           21,257         11,578        28,671       10,093
Net income.............................................           21,049         11,578        28,671       10,093
Basic earnings per ordinary share......................        $    0.58      $    0.32     $    0.80    $    0.29
Diluted earnings per ordinary share....................        $    0.56      $    0.31     $    0.77    $    0.27

     Quarterly financial data for the year ended December 31, 2003 is as follows:

                                                                                    Quarter Ended
                                                              ----------------------------------------------------
                                                              December 31    September 30     June 30     March 31
                                                              -----------    ------------     -------     --------
Total revenue..........................................        $ 196,465      $ 134,550     $ 129,539    $  96,813
Income from continuing operations before income
   taxes and minority interest.........................           27,224         (6,383)        9,233        7,672
Income from continuing operations......................           30,268          1,782         9,317        7,422
Net income.............................................           10,542          1,625         7,872        7,242
Basic earnings per ordinary share......................        $    0.30      $    0.05     $    0.29    $    0.27
Diluted earnings per ordinary share....................        $    0.29      $    0.05     $    0.28    $    0.26

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


            Signature                           Title                     Date
            ---------                           -----                     ----


      /s/ Michael C. French
----------------------------------
        Michael C. French              Chairman and Director           March 18, 2005


       /s/ Michael Austin
----------------------------------
         Michael Austin                Director                        March 18, 2005


 /s/ G. William Caulfeild-Browne
----------------------------------
   G. William Caulfeild-Browne         Director                        March 18, 2005


      /s/ Robert M. Chmely
----------------------------------
        Robert M. Chmely               Director                        March 18, 2005


    /s/ Jean Claude Damerval
----------------------------------
      Jean Claude Damerval             Director                        March 18, 2005


     /s/ Lord Norman Lamont
----------------------------------
       Lord Norman Lamont              Director                        March 18, 2005


        /s/ Hazel O'Leary
----------------------------------
          Hazel O'Leary                Director                        March 18, 2005


       /s/ William Spiegel
----------------------------------
         William Spiegel               Director                        March 18, 2005



      /s/ Scott E. Willkomm
----------------------------------
        Scott E. Willkomm              CEO, President and Director     March 18, 2005


* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.



/s/ Michael C. French
---------------------
Michael C. French
Attorney-in-Fact