Form 10-K/A
period 2004-12-31
SCOTTISH RE GROUP LTD
filed 2005-04-12
CIK 1064122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                   FORM 10-K/A

                                 Amendment No. 1

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

                                                  Name of Each Exchange on Which
       Title of Each Class                                  Registered
Ordinary Shares, par value $0.01 per share            New York Stock Exchange
       Hybrid Capital Units                           New York Stock Exchange

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

                                EXPLANATORY NOTE

     Scottish Re Group Limited (the "Company") is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the year ended December 31, 2004 (the "Form 10-K") to replace the audit report of its independent registered public accounting firm with an updated audit report. The original audit report did not include the fifth paragraph referencing the independent registered public accounting firm's opinion on management's assessment of the effectiveness of internal controls over financial reporting. In addition, certain revisions have been made to the language of the second paragraph of the audit report to make reference to the Public Company Accounting Oversight Board. A revised audit report referencing the independent registered public accounting firm's opinion on management's assessment of the effectiveness of internal controls over financial reporting is included as part of this amendment. Specifically, the amendment includes the following required language as the fifth paragraph of the audit report, which was inadvertently omitted from the audit report:

     "We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scottish Re Group Limited's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting."

     Except as noted above, no other amendments to the audit report or any other part of the Form 10-K (including the financial statements and the notes thereto) are being made.

Item 15: EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

EXHIBITS

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

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards required that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Re Group Limited and subsidiaries at December 31, 2004 and 2003, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2004, in conformity with U.S. generally accepted accounting principles.

As discussed in Note 2 to the financial statements, in 2003 the Company changed its accounting related to its funds withheld at interest and stock options.

We also have audited, in accordance with the Standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scottish Re Group Limited's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 11, 2005, expressed an unqualified opinion on management's assessment and an adverse opinion on the effectiveness of internal control over financial reporting.


/s/ ERNST & YOUNG LLP

Philadelphia, Pennsylvania
March 11, 2005

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
                (Expressed in Thousands of United States Dollars)

                                                                    December 31,   December 31,
ASSETS                                                                  2004           2003
                                                                   -------------  ------------
Fixed maturity investments, available for sale, at fair value
  (Amortized cost $3,362,929; 2003 - $1,993,247)...............     $  3,392,463  $  2,014,719
Preferred stock (Cost $124,629; 2003 - $125,460)...............          125,204       126,449
Cash and cash equivalents......................................          794,639       298,149
Other investments..............................................           16,250        17,678
Funds withheld at interest.....................................        2,056,280     1,469,425
                                                                   -------------  ------------
  Total investments............................................        6,384,836     3,926,420
Accrued interest receivable....................................           32,092        22,789
Reinsurance balances and risk fees receivable..................          470,817       196,192
Deferred acquisition costs.....................................          417,306       308,591
Amounts recoverable from reinsurers............................          774,503       737,429
Present value of in-force business.............................           62,164        44,985
Goodwill.......................................................           34,125        35,847
Fixed assets...................................................           17,177        11,800
Other assets...................................................           21,749        13,703
Current income tax receivable..................................            7,712             -
Deferred tax benefit...........................................           15,030        12,624
Segregated assets..............................................          783,573       743,137
                                                                   -------------  ------------
  Total assets.................................................     $  9,021,084  $  6,053,517
                                                                   =============  ============
LIABILITIES
Reserves for future policy benefits............................     $  3,370,562  $  1,502,415
Interest sensitive contract liabilities........................        3,181,447     2,633,346
Collateral finance facility liability..........................          200,000             -
Accounts payable and accrued expenses..........................           23,337        31,673
Reinsurance balances payable...................................          116,589       125,756
Other liabilities..............................................           44,974        30,546
Current income tax payable.....................................                -        13,077
7.00% Convertible Junior Subordinated Notes....................           41,282             -
Long term debt.................................................          244,500       162,500
Segregated liabilities.........................................          783,573       743,137
                                                                   -------------  ------------
  Total liabilities............................................        8,006,264     5,242,450
                                                                   -------------  ------------
MINORITY INTEREST                                                          9,697         9,295
MEZZANINE EQUITY                                                         142,449       141,928
SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per share:
  Issued and fully paid: 39,931,145 ordinary shares
    (2003-35,228,411)..........................................              399           352
Additional paid-in capital.....................................          684,719       548,750
Accumulated other comprehensive income.........................           31,604        29,034
Retained earnings..............................................          145,952        81,708
                                                                   -------------  ------------
  Total shareholders' equity...................................          862,674       659,844
                                                                   -------------  ------------
Total liabilities and shareholders' equity.....................     $  9,021,084  $  6,053,517
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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

3. Business acquisitions (continued)


                                                           Year Ended         Year Ended
                                                         December 31,        December 31,
                                                              2003                2002
                                                       ------------------  -----------------
                                                         (dollars in          (dollars in
                                                           millions)            millions)

                 Revenue............................      $    768.2         $   473.0
                 Net income.........................      $     67.7         $    29.1
                 Earnings per ordinary share - Basic      $     2.21         $    1.16
                 Earnings per ordinary share - Diluted    $     2.10         $    1.10

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
                                                   ============    ============    ============

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

7. Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:


                                           Year Ended      Year Ended       Year Ended
                                          December 31,    December 31,     December 31,
                                               2004           2003            2002
                                         -------------   --------------   --------------
Numerator:
Net income.........................      $      71,391   $      27,281    $      32,524
                                         ==============  ==============   ==============
Denominator:
Denominator for basic earnings per
  ordinary share
Weighted average number of
  ordinary shares..................         35,732,522      30,652,719       25,190,283
Effect of dilutive securities
  - Stock options..................            634,562         885,552          839,387
  - Warrants.......................            885,363         689,730          475,942
  - Convertible debt and HyCUs.....            255,845               -                -
                                         --------------  --------------   --------------
Denominator  for dilutive  earnings
  per ordinary share...............         37,508,292      32,228,001       26,505,612
                                         ==============  ==============   ==============
Basic earnings per share:
    Income from continuing operations..  $        2.00   $        1.59    $        1.32
    Cumulative effect of change in
    accounting principle...............              -           (0.64)               -
    Discontinued operations............          (0.01)          (0.06)           (0.03)
                                         --------------  --------------   --------------
    Net income.........................  $        1.99   $        0.89    $        1.29
                                         ==============  ==============   ==============
Diluted earnings per share:
    Income from continuing operations..  $        1.91   $        1.51    $        1.25
    Cumulative effect of change in
    accounting principle...............              -           (0.60)                -
    Discontinued operations............          (0.01)          (0.06)           (0.02)
                                         --------------  --------------   --------------
    Net income.........................  $        1.90   $        0.85    $        1.23
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
                                                                   =============    =============

     Gross realized gains and losses are as follows:


                                                     Year Ended      Year Ended     Year Ended
                                                    December 31,    December 31,   December 31,
                                                        2004            2003           2002
                                                    ------------    ------------   -------------
Proceeds from sale of investments..............     $   665,012     $   307,141    $    183,588
                                                    ===========     ===========    ============
Gross realized gains on sale of investments....     $    10,251     $     7,796    $      7,968
Gross realized losses on sale of investments...         (16,161)        (13,506)        (18,595)
                                                    -----------     -----------    ------------
Net realized losses on sale of investments.....          (5,910)         (5,710)        (10,627)
Other gains and losses.........................          (2,394)          1,262            (177)
                                                    -----------     -----------    ------------
Realized losses................................     $    (8,304)    $    (4,448)   $    (10,804)
                                                    ===========     ===========    ============

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

9. Investments (continued)

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:


                                                    December 31, 2004
                        ---------------------------------------------------------------------
                                                  Estimated                Unrealized
Days                     Book Value       %       Fair Value       %          Loss         %
----                     ----------      ---      ----------      ---      ----------     ---
                                                  Dollars in thousands
0-90.................    $  471,909      45.8%   $  468,923       46.0%       (2,986)    24.8%
91-180...............       154,062      14.9       153,237       15.0          (825)     6.9
181-270..............       231,798      22.5       229,026       22.5        (2,772)    23.0
271-360..............        86,468       8.4        84,142        8.3        (2,326)    19.3
Greater than 360 ....        86,246       8.4        83,107        8.2        (3,139)    26.0
                        -----------    ------   -----------     ------    ----------   ------
Total................    $1,030,483     100.0%   $1,018,435      100.0%      (12,048)   100.0%
                        ===========    ======   ===========     ======    ==========   ======



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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

10. Funds withheld at interest (continued)

     According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of invested assets, excluding cash of $472.4 million, backing our funds withheld at interest at December 31, 2004 and 2003 are as follows:


                                                    December 31, 2004
                                                    -----------------
                                                    Gross         Gross
                                      Amortized  Unrealized    Unrealized      Estimated
                                        Cost     Appreciation  Depreciation   Fair Value
                                        ----     ------------  ------------   ----------
U.S. Treasury securities and U.S.
  government agency obligations....   $   39,423    $    458   $    (143)     $   39,738
Corporate securities...............    1,027,809      70,336      (1,896)      1,096,249
Municipal bonds....................       24,728         738        (228)         25,238
Mortgage and asset backed
  securities.......................      303,833      11,969      (1,088)        314,714
                                      ----------    --------   ---------      ----------
                                       1,395,793      83,501      (3,355)      1,475,939
Commercial mortgage loans..........      121,468       9,212        (832)        129,848
                                      ----------    --------   ---------      ----------
Total..............................   $1,517,261    $ 92,713   $  (4,187)     $1,605,787
                                      ==========    ========   =========      ==========


                                                    December 31, 2003
                                                    -----------------
                                                    Gross         Gross
                                      Amortized  Unrealized    Unrealized     Estimated
                                        Cost     Appreciation  Depreciation  Fair Value
                                        ----     ------------  ------------  ----------
U.S. Treasury securities and U.S.
  government agency obligations.....  $   31,577    $    526   $    (144)     $   31,959
Corporate securities................     970,157      77,966      (2,074)      1,046,049
Municipal bonds.....................      22,481         835        (248)         23,068
Mortgage and asset backed
  securities........................     318,151      12,254      (1,482)        328,923
                                      ----------    --------   ---------      ----------
                                       1,342,366      91,581      (3,948)      1,429,999
Commercial mortgage loans...........     120,178       9,694        (496)        129,376
                                      ----------    --------   ---------      ----------
Total                                 $1,462,544   $ 101,275   $  (4,444)     $1,559,375
                                      ==========    ========   =========      ==========

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

10. Funds withheld at interest (continued)

     According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                       December 31, 2004
                                                       -----------------
                                                Amortized Cost   Estimated Fair Value
                                                --------------   --------------------
Due in one year or less.....................    $     47,483      $     48,341
Due in one year through five years..........         301,394           317,380
Due in five years through ten years.........         617,727           665,272
Due after ten years.........................         125,356           130,231
                                                ------------      ------------
                                                   1,091,960         1,161,224
Mortgage and asset backed securities........         303,833           314,715
Commercial mortgage loans...................         121,468           129,848
                                                ------------      ------------
Total .....................................     $  1,517,261      $  1,605,787
                                                ============      ============


11. Reinsurance ceded

     Premiums earned are analyzed as follows:


                               Year ended          Year ended           Year ended
                           December 31, 2004    December 31, 2003    December 31, 2002
                           -----------------    -----------------    -----------------
Premiums assumed .........    $ 804,420            $ 415,653            $ 210,166
Premiums ceded ...........     (217,545)             (23,677)              (7,630)
                              ---------            ---------            ---------
Premiums earned ..........    $ 586,875            $ 391,976            $ 202,536
                              =========            =========            =========

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

                                                        December 31,
                                                            2002
                                                        ------------
  Fair value of assets acquired .......................   $26,032
                                                        ------------
  Deferred acquisition costs ..........................     6,571
                                                        ------------
  Total assets acquired ...............................   $32,603
                                                        ============
  Fair value of liabilities assumed ...................   $32,603
                                                        ============

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2004

15.     Deferred acquisition costs

        The change in deferred acquisition costs is as follows:

                                                    December 31,   December 31,   December 31,
                                                        2004           2003           2002
                                                    ------------   ------------   ------------
Balance beginning of period.......................  $   308,591    $   213,516    $   113,898

Expenses deferred.................................      199,768        167,185        129,306
Amortization expense..............................      (80,235)       (74,239)       (28,178)
Deferred   acquisition   costs   on   in-force
  reinsurance transactions purchased..............            -              -          6,571
Deferred   acquisition   costs  on  unrealized          (10,166)             -              -
  gains and losses................................
Deferred acquisition costs on realized losses.....         (652)         2,129         (8,081)
                                                    -----------    -----------    -----------
Balance at end of year............................  $   417,306    $   308,591    $   213,516
                                                    ===========    ===========    ===========

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

     Long-term debt consists of:

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

     We have accounted for the HyCUs in accordance with SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Debt and Equity". Accordingly, the HyCUs have been recorded as mezzanine equity of $142.4 million, which is net of issuance costs related to the convertible preferred shares. The present value of the contract adjustment payments (discounted at a rate of 4.75%) is included in other liabilities and resulted in a decrease in additional paid-in capital at the date of issuance. Issue costs on the forward contract have also been included in additional paid-in capital. The dividends on the convertible preferred shares are included in interest expense.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

     The defined benefit plan asset activity and movement on the defined benefit plan obligation is as follows:



                                                         December 31,    December 31,   December 31,
                                                             2004           2003           2002
                                                         ------------    ------------   ------------
Change in plan assets
Fair value of plan assets at beginning of year.......    $   8,243      $   4,395      $   3,838
Foreign currency translation adjustment..............          726            712              -
Actual return on plan assets.........................          598            721           (515)
Contributions........................................          925          2,487          1,330
Benefits paid........................................         (147)           (72)          (258)
                                                         ----------     ----------     ----------
Fair value of plan assets at end of year.............    $  10,345      $   8,243      $   4,395
                                                         ==========     ==========     ==========

                                                         December 31,    December 31,   December 31,
                                                             2004           2003           2002
                                                         ------------    ------------   ------------
Change in benefit obligation.........................
Benefit obligation at beginning of year..............     $  8,181      $   6,120      $   4,155
Foreign currency translation adjustment..............          719            738              -
Service cost.........................................          331            508            314
Interest cost........................................          478            363            243
Actuarial loss.......................................          675            524          1,666
Benefits paid........................................         (147)           (72)          (258)
                                                         ----------     ----------     ----------
Benefits obligation at end of year...................    $  10,237      $   8,181      $   6,120
                                                         ==========     ==========     ==========
Funded status........................................    $     108      $      62      $  (1,725)
Unrecognized net loss................................        3,452          2,747          2,475
                                                         ----------     ----------     ----------
Prepaid benefit cost.................................    $   3,560      $   2,809      $     750
                                                         ==========     ==========     ==========

        Amounts recognized in the statement of financial position consist of:

Prepaid benefit cost.................................    $    3,560     $    2,809    $      750
Accumulated other comprehensive income...............             -              -        (1,959)
                                                         ----------     ----------     ----------
Net amount recognized................................    $    3,560     $    2,809    $   (1,209)
                                                         ==========     ==========     ==========

Weighted  average  assumptions  as of December 31,
2004 and 2003
  Weighted average discount rate.....................          5.50%          5.50%         5.50%
  Expected return on plan assets.....................          6.00%          6.50%         6.50%
  Rate of salary increases...........................          2.80%          4.25%         4.25%
  Rate of inflation..................................          2.80%          2.50%         2.25%

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

     Option activity under all Plans is as follows:

                                          Year Ended         Year Ended          Year Ended
                                      December 31, 2004  December 31, 2003  December 31, 2002
                                      -----------------  -----------------  -----------------

Outstanding, beginning of year....           3,086,651          3,398,103          2,750,601
Granted...........................             253,000            180,000            861,500
Exercised.........................            (749,551)          (425,955)           (32,500)
Cancelled.........................             (98,864)           (65,497)          (181,498)
                                             ----------         ----------         ----------
Outstanding and  exercisable,
end of year.......................           2,491,236          3,086,651          3,398,103
                                             ==========         ==========         ==========
Weighted average exercise price
per share:........................
Granted...........................     $       23.5164    $       18.2515    $       18.0262
Exercised.........................     $       11.1209    $       10.7494    $        8.5982
Cancelled.........................     $       17.9752    $       18.2339    $       14.2490
Outstanding and  exercisable,
end of year.......................     $       14.8860    $       13.3634    $       12.8706

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

21. Employee benefit plans (continued)

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. Our pro forma information is as follows:

                                                           Year Ended    Year Ended    Year Ended
                                                            December      December      December
                                                            31, 2004      31, 2003      31, 2002
                                                           ----------    ----------    ----------
Net income -- as reported...............................     $ 71,391     $ 27,281     $ 32,524
Stock-based employee compensation cost, net of related
   tax effects, included in the determination of net
   income as reported...................................          844          207          639
Stock-based employee compensation cost, net of related
   tax effects, that would have been included in the
   determination of net income if the fair value based
   method had been applied to all awards...............        (1,448)      (2,384)      (3,432)
                                                             ---------    ---------    ---------
Net income -- pro forma.................................     $ 70,787     $ 25,104     $ 29,731
                                                             =========    =========    =========

                                                           Year Ended    Year Ended    Year Ended
                                                            December      December      December
                                                            31, 2004      31, 2003      31, 2002
                                                           ----------    ----------    ----------
Basic net income per share -- as reported...............    $    1.99    $    0.89      $   1.29
Basic net income per share -- pro forma.................    $    1.98    $    0.82      $   1.17
Diluted net income per share -- as reported.............    $    1.90    $    0.85      $   1.23
Diluted net income per share -- pro forma...............    $    1.89    $    0.78      $   1.11

     The weighted average fair value of options granted in each year is as follows:

                                                           Year Ended    Year Ended    Year Ended
                                                            December      December      December
                                                            31, 2004      31, 2003      31, 2002
                                                           ----------    ----------    ----------
Discounted exercise price...........................              --            --            --
Market price exercise price.........................       $  7.6581     $  6.8170     $  6.5239
Premium exercise price..............................              --            --            --

     The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:

                                                             2004            2003           2002
                                                             ----            ----           ----
Expected dividend yield.............................    0.77% - 0.82%   1.00% - 0.82%       1.00%
Risk free interest rate.............................    1.06% - 4.77%   1.06% - 4.44%    1.09%-4.14%
Expected life of options............................       7 years         7 years         7 years
Expected volatility.................................         0.4             0.4             0.3

     As of December 31, 2004, 133,334 options were outstanding in respect of non-employees (2003 - 160,501; 2002 - 89,001). In 2002 we modified the awards of certain employees on their termination of employment. The expense recorded in respect of this modification was $639,000. We apply the fair value method of SFAS No. 123 in accounting for stock options granted to non-employees who provide services to us.

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

     Significant components of our deferred tax assets and liabilities as of December 31, 2004 and 2003 were as follows:

                                                    December 31,    December 31,
                                                       2004             2003
                                                    ------------    ------------
Deferred tax asset:
   Net operating losses........................... $    46,268     $    61,077
   Reserves for future policy benefits............      29,029          13,656
   Unrealized depreciation on investments.........         793             483
   Intangible assets..............................       8,933              --
   Negative proxy deferred acquisition costs......      14,025           1,816
   Alternative minimum tax credit.................       2,318              --
   Other..........................................       6,783           3,121
                                                   ------------    ------------
Total deferred tax asset..........................     108,149          80,153
                                                   ------------    ------------
Deferred tax liability:...........................
   Unrealized appreciation on investments.........      (7,478)         (8,387)
   Undistributed earnings of U.K. subsidiaries....      (4,959)         (6,315)
   Deferred acquisition costs.....................      (9,415)        (21,893)
   Pension liability..............................      (1,068)           (859)
   Reserves for future policy benefits............     (24,433)        (27,086)
   Present value of in-force......................     (18,153)             --
   Other..........................................      (5,465)         (2,989)
                                                   ------------    ------------
Total deferred tax liability......................     (70,971)        (67,529)
                                                   ------------    ------------
Net deferred tax asset (liability)................ $    37,178     $    12,624
                                                   ------------    ------------
Valuation allowance                                    (22,148)             --
                                                   ------------    ------------

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2004

22. Taxation (continued)

Net deferred tax asset                             $    15,030     $    12,624
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

     On February 11, 2005 we closed an offering of $850.0 million 30 year maturity securities from a newly formed, wholly owned subsidiary Orkney Holdings, LLC. Proceeds from this offering will fund the XXX reserve requirements for level premium term life insurance policies reinsured by Scottish Re (U.S.), Inc. between January 1, 2000 and December 31, 2003. The securities are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard & Poor's and Aaa by Moody's.

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


               Signature                                  Title                      Date

                   *
-----------------------------------------
           Michael C. French                   Chairman and Director              April 11, 2005


                   *
-----------------------------------------
             Michael Austin                    Director                           April 11, 2005


                   *
-----------------------------------------
      G. William Caulfeild-Browne              Director                           April 11, 2005


                   *
-----------------------------------------
            Robert M. Chmely                   Director                           April 11, 2005


                   *
-----------------------------------------
          Jean Claude Damerval                 Director                           April 11, 2005


                   *
-----------------------------------------
           Lord Norman Lamont                  Director                           April 11, 2005


                   *
-----------------------------------------
             Hazel O'Leary                     Director                           April 11, 2005


                   *
-----------------------------------------
            William Spiegel                    Director                           April 11, 2005


                   *
-----------------------------------------
           Scott E. Willkomm                   CEO, President and Director        April 11, 2005


* The undersigned, by signing his name hereto, does hereby sign this Amendment No. 1 to the Annual Report on Form 10-K/A pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the Registrant and previously filed with the Securities and Exchange Commission.


/s/ Paul Goldean
----------------------------------------
Paul Goldean
Attorney-in-Fact