Form 10-Q
period 2005-03-31
SCOTTISH RE GROUP LTD
filed 2005-05-10
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended March 31, 2005

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

As of April 29, 2005, Registrant had 40,027,945 ordinary shares outstanding.

                                Table of Contents



PART I.   FINANCIAL INFORMATION...............................................2

Item 1.   Financial Statements................................................2

      CONSOLIDATED BALANCE SHEETS March 31, 2005 (Unaudited) and
      December 31, 2004.......................................................2

      UNAUDITED CONSOLIDATED STATEMENTS OF INCOME Three months ended
      March 31, 2005 and 2004.................................................3

      UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME Three
      months ended March 31, 2005 and 2004....................................4

      UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY Three
      months ended March 31, 2005 and 2004....................................5

      UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS Three months ended March 31, 2005 and 2004...........................................6

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations..........................................15

Item 3.   Quantitative and Qualitative Disclosures About Market Risk.........36

Item 4.   Controls and Procedures   .........................................36

PART II.  OTHER INFORMATION..................................................38

Item 1.   Legal Proceedings..................................................38

Item 2.   Changes in Securities and Use of Proceeds..........................38

Item 3.   Defaults Upon Senior Securities....................................38

Item 4.   Submission of Matters to a Vote of Securities Holders..............38

Item 5.   Other Information..................................................38

Item 6.   Exhibits and Reports on Form 8-K   ................................38

PART I.     FINANCIAL INFORMATION
Item 1.     Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
                March 31, 2005 (Unaudited) and December 31, 2004
                (Expressed in Thousands of United States dollars)

                                                 March 31, 2005  December 31,
                                                  (unaudited)        2004
                                                 --------------  -------------
ASSETS
Fixed maturity investments, available for sale,
at fair value (Amortized cost $4,462,466; 2004
- $3,362,929).................................   $  4,445,745    $  3,392,463
Preferred stock, available for sale, at fair
value (Cost $127,128; 2004 - $124,629)........        124,537         125,204
Cash and cash equivalents.....................        831,078         794,639
Other investments.............................         24,979          16,250
Funds withheld at interest....................      1,920,730       2,056,280
                                                 ------------    ------------
    Total investments.........................      7,347,069       6,384,836
Accrued interest receivable...................         40,983          32,092
Reinsurance balances and risk fees receivable.        492,217         470,817
Deferred acquisition costs....................        491,643         417,306
Amount recoverable from reinsurers............        766,207         774,503
Present value of in-force business............         60,500          62,164
Goodwill......................................         34,125          34,125
Fixed assets..................................         16,914          17,177
Other assets..................................         44,247          21,749
Current income tax receivable.................          2,553           7,712
Deferred tax benefit..........................         25,289          15,030
Segregated assets.............................        774,162         783,573
                                                 ------------    ------------
    Total assets..............................   $ 10,095,909    $  9,021,084
                                                 ============    ============
LIABILITIES
Reserves for future policy benefits...........   $  3,537,190    $  3,370,562
Interest sensitive contract liabilities.......      3,258,276       3,181,447
Collateral finance facilities.................      1,050,000         200,000
Accounts payable and accrued expenses.........         13,708          23,337
Reinsurance balances payable..................        105,371         116,589
Other liabilities.............................         47,915          44,974
7.00% Convertible Junior Subordinated Notes...         42,005          41,282
Long term debt................................        244,500         244,500
Segregated liabilities........................        774,162         783,573
                                                 ------------    ------------
    Total liabilities.........................      9,073,127       8,006,264
                                                 ------------    ------------
MINORITY INTEREST.............................          9,844           9,697
MEZZANINE EQUITY..............................        142,599         142,449

SHAREHOLDERS' EQUITY
Share capital, par value $0.01 per ordinary share:
   Issued and fully paid: 40,022,945 ordinary
   shares (2004 - 39,931,145).................            400             399
Additional paid-in capital....................        687,024         684,719
Accumulated other comprehensive income........          5,703          31,604
Retained earnings.............................        177,212         145,952
                                                 ------------    ------------
    Total shareholders' equity................        870,339         862,674
                                                 ------------    ------------
    Total liabilities and shareholders' equity   $ 10,095,909    $  9,021,084
                                                 ============    ============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                   Three months ended March 31, 2005 and 2004
    (Expressed in Thousands of United States dollars, except per share data)


                                                       Three months ended
                                               --------------------------------
                                                March 31, 2005  March 31, 2004
                                               --------------- ----------------
Revenues
Premiums earned..............................   $    465,249   $       133,347
Investment income, net.......................         80,479            50,103
Fee income...................................          3,624             2,953
Realized gains...............................          3,294             1,421
Change in value of embedded derivatives, net.          5,485            (8,645)
                                               --------------- -----------------
    Total revenues...........................        558,131           179,179
                                               --------------- -----------------

Benefits and expenses
Claims and other policy benefits.............        363,272            95,167
Interest credited to interest sensitive               30,642            24,193
contract liabilities.........................
Acquisition costs and other insurance                 93,211            32,869
expenses, net................................
Operating expenses...........................         24,569            12,854
Collateral finance facilities expense........          7,420                 -
Interest expense.............................          5,594             2,777
                                               --------------- -----------------
    Total benefits and expenses..............        524,708           167,860
                                               --------------- -----------------
Income before income taxes and minority
interest.....................................         33,423            11,319
Income tax benefit (expense).................            368              (874)
                                               --------------- -----------------
Income before minority interest..............         33,791            10,445
Minority interest............................           (371)             (349)
                                               --------------- -----------------
Net income...................................   $     33,420    $       10,096
                                               =============== =================
Earnings per ordinary share - Basic..........   $       0.84    $         0.29
                                               =============== =================
Earnings per ordinary share - Diluted........   $       0.74    $         0.27
                                               =============== =================
Dividends per ordinary share.................   $       0.05    $         0.05
                                               =============== =================

Weighted average number of ordinary shares
outstanding
Basic........................................     39,970,965     35,327,658
                                               =============== =================
Diluted......................................     45,192,171     37,230,112
                                               =============== =================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                   Three months ended March 31, 2005 and 2004
                (Expressed in Thousands of United States dollars)


                                                               Three months ended
                                                        ---------------------------------
                                                         March 31, 2005   March 31, 2004
                                                        ---------------- ----------------
Net income.........................................      $       33,420   $       10,096
                                                        ---------------- ----------------
Other comprehensive income, net of tax.............
    Unrealized appreciation on investments:........             (24,732)          27,455
    Add: reclassification adjustment for
    investment gains included in net income........               1,020              894
                                                        ---------------- ----------------
Net unrealized appreciation (depreciation) on
investments net of income tax benefit (expense) and
deferred acquisition costs of $25,480 and $(9,280).            (23,712)          28,349
Cumulative translation adjustment..................              (2,189)           3,173
                                                        ---------------- ----------------
Other comprehensive income (loss)..................             (25,901)          31,522
                                                        ---------------- ----------------
Comprehensive income...............................      $        7,519   $       41,618
                                                        ================ ================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                   Three months ended March 31, 2005 and 2004
 (Expressed in Thousands of United States dollars, except for number of shares)


                                                                   Three months ended
                                                            ---------------------------------
                                                             March 31, 2005   March 31, 2004
                                                            ---------------- ----------------
Ordinary shares:
    Beginning of period....................................      39,931,145      35,228,411
    Issuance to employees on exercise of options...........          91,800         312,317
                                                            ---------------- ----------------
    End of period..........................................      40,022,945      35,540,728
                                                            ================ ================

Share capital:
    Beginning of period....................................  $          399   $         352
    Issuance to employees on exercise of options...........               1               3
                                                            ---------------- ----------------
    End of period..........................................             400             355
                                                            ---------------- ----------------

Additional paid in capital:
    Beginning of period....................................         684,719         548,750
    Issuance to employees on exercise of options...........           1,257           3,504
    Option expense.........................................           1,048              64
                                                            ---------------- ----------------
    End of period..........................................         687,024         552,318
                                                            ---------------- ----------------

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) on investments:
    Beginning of period....................................          13,661          16,848
    Change in period (net of tax and deferred
    acquisition costs).....................................         (23,712)         28,349
                                                            ---------------- ----------------
    End of period..........................................         (10,051)         45,197
                                                            ---------------- ----------------

Cumulative translation adjustment:
    Beginning of period....................................          17,943          12,186
    Change in period (net of tax)..........................          (2,189)          3,173
                                                            ---------------- ----------------
    End of period..........................................          15,754          15,359
                                                            ---------------- ----------------
Total accumulated other comprehensive income...........               5,703          60,556
                                                            ---------------- ----------------

Retained earnings:
    Beginning of period....................................         145,952          81,708
    Net income.............................................          33,420          10,096
    Dividends paid.........................................          (2,160)         (1,768)
                                                            ---------------- ----------------
    End of period..........................................         177,212          90,036
                                                            ---------------- ----------------
Total shareholders' equity.............................      $      870,339   $     703,265
                                                            ================ ================

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                  UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Three months ended March 31, 2005 and 2004
                 (Expressed in Thousands of United States dollars)


                                                      Three months ended
                                               --------------------------------
                                                March 31, 2005  March 31, 2004
                                               --------------- ----------------
Operating activities
Net income...................................  $       33,420  $        10,096
Items not affecting cash:....................
   Net realized gains........................          (3,294)          (1,421)
   Change in value of embedded derivatives...          (5,485)           8,645
   Amortization of investments...............           4,779            2,376
   Amortization of deferred acquisition costs          19,870           18,227
   Amortization of present value of in-force
   business..................................           1,652            1,254
   Changes in assets and liabilities:........
      Accrued interest.......................          (8,841)          (2,718)
      Reinsurance balances and risk fees
      receivable.............................         (45,888)           7,282
      Deferred acquisition costs.............         (84,737)         (38,572)
      Deferred tax benefit...................           5,427           (3,075)
      Other assets and liabilities...........         (13,897)          (3,354)
      Current income tax receivable..........           5,135          (17,956)
      Reserves for future policy benefits....         189,676           (2,587)
      Interest sensitive contract
      liabilities, net of funds withheld at
      interest...............................              66            7,203
      Accounts payable and accrued expenses..          (9,828)           2,041
      Other..................................            (435)           2,665
                                               --------------- ----------------
Net cash provided  by (used in) operating
activities...................................          87,620           (9,894)
                                               --------------- ----------------

Investing activities
Purchase of fixed maturity investments.......      (1,351,503)        (572,298)
Proceeds from sales of fixed maturity
investments..................................         299,515          231,782
Proceeds from maturity of fixed maturity
investments..................................         101,048           54,630
Purchase of preferred stock..................          (3,469)         (12,494)
Proceeds from sales of preferred stock.......             940            2,400
Proceeds from maturity of preferred stock....               -            1,447
Other........................................         (11,550)              -
                                               --------------- ----------------
Net cash used in investing activities........        (965,019)        (294,533)
                                               --------------- ----------------

Financing activities
Proceeds from collateral finance facility....         850,000               -
Deposits to interest sensitive contract
liabilities..................................          90,778          233,650
Withdrawals from interest sensitive contract
liabilities..................................         (26,038)         (13,552)
Issuance of ordinary shares..................           1,258            3,641
Dividends paid...............................          (2,160)          (1,768)
                                               --------------- ----------------
Net cash provided by financing activities....         913,838          221,971
                                               --------------- ----------------
Net change in cash and cash equivalents......          36,439          (82,456)
Cash and cash equivalents, beginning of
period.......................................         794,639          298,149
                                               --------------- ----------------
Cash and cash equivalents, end of period       $      831,078  $       215,693
                                               =============== ================

Supplemental cash flow information:
Interest paid................................  $        6,305  $         2,030
Taxes paid (refunded)........................  $       (1,461) $        24,017

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 March 31, 2005

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

     Consolidation - We consolidate the results of all our subsidiaries and variable interest entities of which we are the primary beneficiary. All significant inter-company transactions and balances have been eliminated on consolidation.

     Estimates, Risks and Uncertainties - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed premiums, reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

     For further information, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the year ended December 31, 2004.

     All tabular amounts are reported in thousands of United States dollars (except per share amounts).

     Certain prior period amounts have been reclassified to conform to the current year presentation.

2.   Significant Accounting Policies

     Refer to Note 2 to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

3.   New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). This statement requires us to recognize in the determination of income, the grant date fair value of all stock options and other-equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R). This requires us to adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees no later than January 1, 2006. We have currently adopted SFAS 148 in relation to our stock options and are therefore expensing our equity based compensation issued after January 1, 2003. We have not completed our evaluation of the impact of implementation of SFAS No. 123(R).

4.    Business acquisition

      On December 31, 2004, we completed the acquisition, through two of our subsidiaries, of the in-force individual life reinsurance business of ING America Insurance Holdings, Inc. (the "ING acquisition"). The acquisition was accounted for in accordance with SFAS No. 141 "Business

                            SCOTTISH RE GROUP LIMITED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

4.   Business acquisition (continued)

Combinations". We received approximately $1.9 billion in assets from ING and recorded a corresponding amount of reserves for future policy benefits and other liabilities. This acquisition is subject to certain post closing adjustments.

5.   Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America and Life Reinsurance International, which we identify as separate segments. The segment reporting for the lines of business is as follows:

                                     Three months ended March 31, 2005
                             ------------------------------------------------
                                Life Reinsurance
                             -------------------------  ---------- ----------
                                North                   Corporate
                               America   International   & Other      Total
                             ----------  -------------  ---------  ----------
Premiums earned..........    $  437,873  $     27,376   $      -   $ 465,249
Investment income, net...        77,531         2,590        358      80,479
Fee income...............         2,900             -        724       3,624
Realized gains...........         1,441           497      1,356       3,294
Change in value of
  embedded derivatives,
  net....................         5,485             -          -       5,485
                             ----------  -------------  ---------  ----------
Total revenues...........       525,230        30,463      2,438     558,131
                             ----------  -------------  ---------  ----------

Claims and other policy
  benefits...............       344,188        19,084          -     363,272
Interest credited to
  interest sensitive
  contract liabilities...        30,642             -          -      30,642
Acquisition costs and
  other insurance
  expenses, net..........        89,055         3,637        519      93,211
Operating expenses.......        11,672         5,849      7,048      24,569
Collateral finance
  facilities expense.....         6,185             -      1,235       7,420
Interest expense.........         2,708             -      2,886       5,594
                             ----------  -------------  ---------  ---------
Total benefits and
  expenses...............       484,450        28,570     11,688     524,708
                             ----------  -------------  ---------  ---------
Income (loss) before
  income taxes and
  minority interest......    $   40,780  $      1,893   $ (9,250)   $ 33,423
                             ==========  =============  =========  =========

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                December 31, 2004

5.   Business segments (continued)

                                    Three months ended March 31, 2004
                             -----------------------------------------------
                                Life Reinsurance
                             -------------------------  ----------  ---------
                                North                   Corporate
                               America   International   & Other      Total
                             ----------  -------------  ----------  ---------

Premiums earned..........    $  105,601  $    27,746    $      -    $133,347
Investment income, net...        47,407        2,149         547      50,103
Fee income...............         2,103            -         850       2,953
Realized gains (losses)..         1,693         (151)       (121)      1,421
Change in value of
  embedded derivatives,
  net....................        (8,645)           -           -      (8,645)
                             ----------  -------------  ----------  ---------
Total revenues...........       148,159       29,744       1,276     179,179
                             ----------  -------------  ----------  ---------

Claims and other policy
  benefits...............        75,592       19,575           -      95,167
Interest credited to
  interest sensitive
  contract liabilities...        24,193            -           -      24,193
Acquisition costs and
  other insurance
  expenses, net..........        29,536        2,649         684      32,869
Operating expenses.......         4,964        4,408       3,482      12,854
Collateral finance
  facilities expense.....             -            -           -           -
Interest expense.........           686            -       2,091       2,777
                             ----------  -------------  ----------  ---------
Total benefits and
  expenses...............       134,971       26,632       6,257     167,860
                             ----------  -------------  ----------  ---------
Income (loss) before
  income taxes and
  minority interest......    $   13,188  $     3,112    $ (4,981)   $ 11,319
                             ==========  =============  ==========  =========


                                              March 31,     December 31,
       Assets                                   2005            2004
                                           --------------  --------------
       Life Reinsurance

          North America................    $    8,953,601  $    7,629,784
          International................           437,908         396,219
                                           --------------  --------------
       Total Life Reinsurance..........         9,391,509       8,026,003
       Corporate & Other...............           704,400         995,081
                                           --------------  --------------
       Total...........................    $   10,095,909  $    9,021,084
                                           ==============  ==============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005

6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                 Three months ended
                                           ------------------------------
                                           March 31, 2005  March 31, 2004
                                           --------------  --------------
       Numerator:
       Net income......................... $      33,420   $     10,096
                                           ==============  ==============
       Denominator:
       Denominator for basic earnings
         per ordinary share - Weighted
         average number of ordinary
         shares...........................    39,970,965     35,327,658
       Effect of dilutive securities
         - Stock options..................       619,688        900,387
         - Warrants.......................     4,173,443        905,255
         - 4.50% senior convertible notes
           and Hybrid Capital Units.......       428,075         96,812
                                           --------------  --------------
       Denominator for dilutive
         earnings per ordinary share......    45,192,171     37,230,112
                                           ==============  ==============
       Basic earnings per ordinary share..         $0.84          $0.29
                                           ==============  ==============
       Diluted earnings per ordinary share         $0.74          $0.27
                                           ==============  ==============

7.   Derivatives

     During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The change in fair value of the swap during the quarter ended March 31, 2005 amounted to $2.1 million. This gain is included in realized gains in the consolidated statements of income.

     During 2004, we entered into interest rate swaps with varying notional amounts and maturities, which have been designated as hedges of the variable interest cash flows of four of our trust preferred debt issuances. These interest rate swaps require us to pay fixed rate interest in exchange for variable rate interest, based on a fixed notional, until the maturity of the contract, and have been used to eliminate interest rate risk from the hedged portions of our long term debt. The notional amounts, reset periods, variable interest rates and maturities of the interest rate swaps match the terms of the cash flows of the debt they have been designated to hedge and therefore the interest rate swaps are considered to be fully effective as required by SFAS
133. Additional interest expense on the interest rate swaps for the three months ended March 31, 2005 of $0.2 million has been included in interest expense for the period.

8.   Collateral finance facilities

     In 2004, we closed a collateral finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") we are considered to hold a beneficial interest in the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005

8.   Collateral finance facilities (continued)

these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the variable interest entity have no recourse against our general assets.

     On February 11, 2005, Orkney Holdings, LLC, a newly formed Delaware limited liability company, issued and sold in a private offering an aggregate of $850.0 million of non-recourse Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney Holdings, LLC is organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the common shares of Orkney Holdings, LLC are owned by Scottish Re (U.S.), Inc. Proceeds from this offering will fund the XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the Notes.

     The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. Both principal and interest payments on the Orkney Notes are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard and Poor's and "Aaa" by Moody's.

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At March 31, 2005, the interest rate was 3.30%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc., and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law.

     The Orkney Notes also contain a customary limitation on lien provisions as well as customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

     In accordance with FIN 46 we are considered to hold a beneficial interest in Orkney Holdings, LLC, which is in turn considered to be a variable interest entity. As a result, Orkney Holdings, LLC has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense.

9.   7.00% Convertible Junior Subordinated Debentures

     On December 31, 2004, we issued to Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (collectively, the "Cypress Entities") on December 31, 2004, $41.3 million aggregate principal amount of 7.00% Convertible Junior Subordinated Notes (the "Cypress Notes") with a maturity date of December 31, 2034.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005

9.   7.00% Convertible Junior Subordinated Debentures (continued)

Interest accrued on the Cypress Notes amounted to $0.7 million at March 31, 2005.

     The Cypress Notes are contingently convertible upon the receipt of shareholder approval and not on the market price of our shares. As such, the dilutive effect of the Cypress Notes is not incorporated in our diluted earnings per share calculation. If shareholder approval had been obtained at March 31, 2005, the Cypress Notes and accrued interest thereon would have been convertible into 2,167,995 Class C Warrants and our diluted earnings per share would have been reduced by $0.02 per ordinary share.

     On April 7, 2005 our shareholders approved the conversion of the Cypress Notes and accrued interest thereon resulting in the issuance of 2,170,896 Class C warrants.

10.  Shareholders' equity

     During the three months ended March 31, 2005 and 2004, respectively, we issued 91,800 and 312,317 ordinary shares to employees upon the exercise of stock options.

     We issued to the Cypress Entities on December 31, 2004:


          (i) 3,953,183 ordinary shares, par value $0.01 per share (equal to 9.9% of the aggregate number of ordinary shares issued and outstanding on December 31, 2004, taking into account such issuance);

          (ii) Class C Warrants to purchase 3,206,431 ordinary shares (equal to the difference between (A) 19.9% of the ordinary shares issued and outstanding on December 31, 2004 (without taking into account the issuance of ordinary shares pursuant to (i) above) and (B) the number of ordinary shares issued to the Cypress Entities as provided in (i) above); and

          (iii) The Cypress Notes discussed in Note 9.

     The Class C Warrants are exercisable at an exercise price equal to $0.01 per share. The number of ordinary shares for which the Class C Warrants are exercisable will be subject to customary anti-dilution adjustments. The Class C Warrants do not have voting rights and are not exercisable until (i) our shareholders approve (A) certain amendments to our articles of association to allow the Cypress Entities to hold more than 9.9% of our issued and outstanding ordinary shares, and (B) the issuance of more than 20% of our ordinary shares to the Cypress Entities, as required by New York Stock Exchange rules (the "Shareholder Proposals"), and (ii) requisite regulatory approvals have been obtained from insurance regulators in Delaware and the United Kingdom. Notwithstanding the foregoing, the Class C Warrants will become exercisable (i) immediately upon their transfer to an unaffiliated third party provided that such transfer complies with the ownership limitations contained in our articles of association or (ii) to the extent the exercise thereof would not cause the Cypress Entities to own in the aggregate greater than 9.9% of the ordinary shares then outstanding. Upon shareholder approval and the receipt of all requisite regulatory approvals, the Class C Warrants will be

                            SCOTTISH RE GROUP LIMITED
               NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005


10. Shareholders' equity (continued)

exercised for the applicable number of ordinary shares. In the event that we experience a change of control and the Class C Warrants cannot be exercised in full for ordinary shares by the terms of our articles of association or by applicable law, the holders of Class C Warrants may require us to repurchase the unexercised Class C Warrants pursuant to the terms specified in the Class C Warrants.

     On April 7, 2005 our shareholders approved the conversion of the Cypress Notes into 2,170,896 Class C Warrants. All regulatory approvals were obtained on May 4, 2005 and all the Class C Warrants will be converted into 5,377,327 ordinary shares.

     At March 31, 2005, there were 40,022,945 outstanding ordinary shares.

11.  Stock option plans

     We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan" collectively, the "Plans") and an equity incentive compensation plan (the "2004 ECP"). The Plans allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants.

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

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)
                                 March 31, 2005


11.  Stock option plans (continued)

     Our pro forma information is as follows:

                                                Three months
                                                    ended          Three months ended
                                                March 31, 2005        March 31, 2004
                                              ------------------   -------------------
  Net income -- as reported...............      $     33,420         $      10,096
  Stock-based employee compensation
     cost, net of related tax effects,
     included in the determination of
     net income as reported..............              1,048                    64
  Stock-based employee compensation
     cost, net of related tax effects,
     that would have been included in the
     determination of net income if the
     fair value based method had been
     applied to all awards................            (1,223)                 (380)
                                              ------------------   -------------------
  Net income -- pro forma.................      $     33,245         $       9,780
                                              ==================   ===================

                                                       Three months ended   Three months ended
                                                         March 31, 2005       March 31, 2004
                                                       ------------------   -------------------
   Basic earnings per ordinary share -- as reported     $          0.84       $          0.29
   Basic earnings per ordinary share -- pro forma..     $          0.83       $          0.28
   Diluted earnings per ordinary share -- as
      reported....................................      $          0.74       $          0.27
   Diluted earnings per ordinary share -- pro forma     $          0.74       $          0.26

12.  Stingray Pass-Through Trust


     On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Investor Trust") for an aggregate value of $325.0 million. Under the terms of the put agreement, we have acquired an irrevocable put option to issue funding agreements to Investor Trust in return for a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to the Investor Trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade. The facility matures on January 12, 2015. This transaction provides relief under state insurance regulations in the U.S. for reinsurance obligations under intercompany quota share reinsurance agreements.

     The put premium incurred during the quarter ended March 31, 2005 amounted to $1.2 million, and is included in collateral finance facilities expense in the consolidated statements of income.

     In accordance with FIN 46, we are not considered to have a variable interest in Investor Trust and as a result we are not required to consolidate the trust.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     This discussion and analysis should be read in conjunction with the "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Form 10-K for the year ended December 31, 2004. All amounts are reported in thousands of United States dollars, except per share amounts.

Overview

     See "Overview" in Item 7 of our Form 10-K for the year ended December 31, 2004.

     On December 31, 2004, we completed the acquisition of the individual life reinsurance business of ING America Insurance Holdings, Inc. (the "ING acquisition"). We have reinsured the liabilities of all of ING America Insurance Holdings, Inc.'s ("ING") individual life reinsurance business through a coinsurance transaction. ING transferred to us assets of approximately $1.9 billion. The acquisition is subject to certain post closing adjustments. Certain of these assets will be held in trust to secure the reserve obligations of the business. Additionally, ING transferred certain operating assets associated with the business.

     In addition to the assets transferred by ING, we have raised an additional $230.0 million in new capital, which will be used to satisfy the capital requirements for the acquired business. This new capital includes equity of $180.0 million provided by The Cypress Entities, and an additional $50.0 million in capital raised through the issuance by one of our subsidiaries of trust preferred securities guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. in a private transaction to institutional investors.

Critical Accounting Policies

     See the discussion of our Critical Accounting Policies and Estimates in
Item 7 of our Form 10-K for the year ended December 31, 2004. That discussion is updated for disclosures set forth below.

Consolidation and Variable Interest Entities

     We consolidate the results of all our subsidiaries. All significant inter-company transactions and balances have been eliminated on consolidation.

     In January 2003, the FASB issued Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") which provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in the consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or (3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     We are the primary beneficiary of the collateral finance facilities discussed in Note 8 to the consolidated financial statements, and have consolidated the variable interest entities in accordance with FIN 46. The Stingray Investor Trust, discussed in Note 12 to the consolidated financial statements, is a variable interest entity but we are not its primary beneficiary. Accordingly, it is not consolidated in accordance with FIN 46.

Results of Operations

Consolidated results of operations

     Our results of operations for the three months ended March 31, 2004 do not include the results of the ING acquisition which was completed on December 31, 2004.

                                                              Three months ended
                                                       ---------------------------------
                                                        March 31, 2005    March 31, 2004
                                                       ----------------  ---------------
    Premiums earned...............................      $     465,249      $   133,347
    Investment income, net........................             80,479           50,103
    Fee income....................................              3,624            2,953
    Realized gains ...............................              3,294            1,421
    Change in value of embedded derivatives, net..              5,485           (8,645)
                                                       ----------------  ---------------
    Total revenues................................            558,131          179,179
                                                       ----------------  ---------------

    Claims and other policy benefits..............            363,272           95,167
    Interest credited to interest sensitive
    contract liabilities..........................             30,642           24,193
    Acquisition costs and other insurance
    expenses, net.................................             93,211           32,869
    Operating expenses............................             24,569           12,854
    Collateral finance facilities expense.........              7,420                -
    Interest expense..............................              5,594            2,777
                                                       ----------------  ---------------
    Total benefits and expenses...................            524,708          167,860
                                                       ----------------  ---------------
    Income before income taxes and minority
    interest......................................             33,423           11,319
    Income tax benefit (expense) .................                368             (874)
                                                       ----------------  ---------------
    Income before minority interest...............             33,791           10,445
    Minority interest.............................               (371)            (349)
                                                       ----------------  ---------------
    Net income....................................      $      33,420      $    10,096
                                                       ================  ===============


     Total revenues increased by 211% to $558.1 million in the first quarter of 2005 from $179.2 million in the same period of 2004. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the ING acquisition and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, invested assets acquired as a result of the ING acquisition, the additional $230.0 million in capital raised to support the ING acquisition and assets raised through our collateral finance facilities in June 2004 and February 2005.

     Total benefits and expenses increased by 213% to $524.7 million in the first quarter of 2005 from $167.9 million in the same period in 2004. The increase was due to the ING acquisition, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, expenses of our collateral finance facilities and increased interest expense on the Cypress Notes issued on December 31, 2004 and trust preferred securities issued in June and December 2004.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Earnings per ordinary share

                                                              Three months ended
                                                        ------------------------------
                                                        March 31, 2005  March 31, 2004
                                                        --------------  --------------
    Net income......................................    $      33,420   $      10,096
                                                        ==============  ==============
    Basic earnings per ordinary share...............    $        0.84   $        0.29
                                                        ==============  ==============
    Diluted earnings per ordinary share.............    $        0.74   $        0.27
                                                        ==============  ==============

    Weighted average number of ordinary shares
    outstanding:
    Basic...........................................       39,970,965       35,327,658
                                                        ==============  ==============
    Diluted.........................................       45,192,171       37,230,112
                                                        ==============  ==============

      Net income for the first quarter increased 231% to $33.4 million from $10.1 million in the same quarter in 2004. The increase is attributable to the ING acquisition and continued growth in our Life Reinsurance North America Segment. In addition the change in value of the embedded derivative was a gain of $5.5 million in the three month period ended March 31, 2005 in comparison with a loss of $8.6 million in the prior year period. These increases were offset in part by increased operating expenses, costs of the collateral finance facilities and interest expense.

     Diluted earnings per ordinary share amounted to $0.74 for the first quarter of 2005 and $0.27 in the same period in 2004, an increase of 174%. Diluted earnings per ordinary share increased as a result of the growth in net income discussed above. The weighted average number of ordinary shares outstanding has increased from 37,230,112 at March 31, 2004 to 45,192,171, principally as a result of shares and warrants issued to the Cypress Entities on December 31, 2004.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Segment Operating Results

Life Reinsurance North America

                                                                 Three months ended
                                                        ------------------------------------
                                                         March 31, 2005     March 31, 2004
                                                        -----------------  -----------------
    Premiums earned                                     $        437,873   $        105,601
    Investment income, net                                        77,531             47,407
    Fee income                                                     2,900              2,103
    Realized gains                                                 1,441              1,693
    Change in value of embedded derivatives, net                   5,485             (8,645)
                                                        -----------------  -----------------
    Total revenues                                               525,230            148,159
                                                        -----------------  -----------------

    Claims and other policy benefits                             344,188             75,592
    Interest credited to interest sensitive contract              30,642             24,193
    liabilities
    Acquisition costs and other insurance expenses,               89,055             29,536
    net
    Operating expenses                                            11,672              4,964
    Collateral finance facilities expense                          6,185                  -
    Interest expense                                               2,708                686
                                                        -----------------  -----------------
    Total benefits and expenses                                  484,450            134,971
                                                        -----------------  -----------------
    Income before income taxes and minority interest    $         40,780   $         13,188
                                                        =================  =================

     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. The results of the ING acquisition are included in the results of this segment for the quarter ended March 31, 2005.

                                                           Three months
                                                              ended
                                                          March 31, 2005
                                                        -----------------
    Premiums earned                                        $      288,231
    Investment income, net                                         17,509
    Realized gains                                                  1,900
    Change in value of embedded derivatives, net                    4,386
                                                        -----------------
    Total revenues                                                312,026
                                                        -----------------

    Claims and other policy benefits                              229,488
    Acquisition costs and other insurance expenses, net            58,484
    Operating expenses                                              5,173
                                                        -----------------
    Total benefits and expenses                                   293,145
                                                        -----------------
    Income before income taxes and minority interest       $       18,881
                                                        =================

     Premiums earned in our Life Reinsurance North America Segment during the first quarter increased 315% to $437.9 million in comparison with $105.6 million in the three month period ended March 31, 2004. A significant portion of the increase is due to the ING acquisition, which contributed $288.2 million in earned premiums. The increase is also due to increases in the amounts of life insurance in-force on existing traditional solutions treaties and on new business written during the year. As of

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

March 31, 2005, we had approximately $1.0 trillion of life reinsurance in force covering approximately 13.5 million lives with an average benefit per life of $76,000 in our North American operations. As of March 31, 2004, we had approximately $286.0 billion of life reinsurance in force in our Life Reinsurance North America segment covering approximately 6.9 million lives with an average benefit per life of $41,000.

     Net investment income increased by $30.1 million or 64% to $77.5 million for the three months ended March 31, 2005 from $47.4 million for the prior year period. The increase is due to the growth in our average invested assets and increases in realized yields in 2005. Our total invested assets have increased significantly because of the ING acquisition, growth in our Life Reinsurance North America Segment, investment of the proceeds of our collateral finance facilities and additional trust preferred securities issued in June and December 2004.

     The yields on fixed rate assets in the portfolio managed by our external investment managers were 5.13% and 5.08% at March 31, 2005 and 2004, respectively. Yields on the majority of the floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 3.72% from 3.00%, and the yield on our cash and cash equivalents increased to 2.21% from 1.20%.

     The change in value of embedded derivatives, net of related deferred amortization costs, arises from the application of Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate and Credit Rate Risk Exposures that are Unrelated or only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). Contracts written on a modified coinsurance or funds withheld coinsurance bases are considered to include embedded derivates. During the three months ended March 31, 2005 the change in value of the embedded derivative amounted to a gain of $5.5 million. This change in value arose principally because of contracts written on a modified coinsurance basis assumed in the ING acquisition and an increase in risk free interest rates. The change in value of the embedded derivatives during the period ended March 31, 2004 amounted to a loss of $8.6 million. The loss arose from a decrease in the risk free interest rates.

     Claims and other policy benefits increased by 355% to $344.2 million from $75.6 million in the same quarter in 2004. The increase is a result of the ING acquisition, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter.

     Effective January 1, 2005, our targeted maximum corporate retention in our Life Reinsurance North America Segment on any one life has been increased to $1.0 million. For periods up to December 31, 2004 we ceded amounts in excess of $500,000. Our retention on business acquired in the ING acquisition, is $2.0 million per life. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005, provides reinsurance for losses of $50.0 million in excess of $10.0 million, and provides protection for terrorism, nuclear, biological and chemical risks.

     For the three months ended March 31, 2005, interest credited to interest sensitive contract liabilities increased by $6.4 million or 27% to $30.6 million from $24.2 million in the same period in 2004. The increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.3 billion at March 31, 2005 in comparison with $2.9 billion at March 31, 2004.

     During the three month period ended March 31, 2005 acquisition costs and other insurance expenses increased by $59.5 million or 202% to $89.1 million from $29.5 million in the same quarter in 2004. The increase was a result of the ING acquisition and the increased life and annuity business in our

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Life Reinsurance North America Segment as discussed above. Acquisition costs include letters of credit costs of $6.9 million in respect of business assumed in the ING acquisition. Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. Of these total expenses a portion is deferred and amortized over the life of the reinsurance treaty or, in the case of interest sensitive contracts, in relation to the estimated gross profit in respect of the contracts.

     Operating expenses have increased by 135% to $11.7 million from $5.0 million in the same quarter in 2004. The increase is principally the result of the ING acquisition. These costs include the cost of the transition services agreement with ING that amounted to $2.0 million. Additional personnel costs have also been incurred as we continue to grow our business. We have increased our headcount principally because of hiring additional employees in respect of the acquisition of the ING business. Total employees in this segment have grown from 87 at March 31, 2004 to 187 at March 31, 2005.

     The costs of the collateral finance facilities completed in June 2004 and February 2005, amounted to $6.2 million in the three months ended March 31, 2005. These facilities are described in Note 8 to the consolidated financial statements.

     Interest expense amounted to $2.7 million and $0.7 million in the three month periods ended March 31, 2005 and 2004, respectively. The increase is due to the issuance of trust preferred securities of $80.0 million in May and December 2004.

 Life Reinsurance International

                                                                  Three months ended
                                                         -----------------------------------
                                                          March 31, 2005     March 31, 2004
                                                         -----------------  ----------------
Premiums earned                                          $         27,376   $         27,746
Investment income, net                                              2,590              2,149
Realized gains (losses)                                               497               (151)
                                                         -----------------  ----------------
Total revenues                                                     30,463             29,744
                                                         -----------------  ----------------

Claims and other policy benefits                                   19,084             19,575
Acquisition costs and other insurance expenses, net                 3,637              2,649
Operating expenses                                                  5,849              4,408
                                                         -----------------  ----------------
Total benefits and expenses                                        28,570             26,632
                                                         -----------------  ----------------
Income before income taxes and minority interest         $          1,893   $          3,112
                                                         =================  ================

     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew loss of license insurance.

     Premiums earned in our Life Reinsurance International Segment during the first quarter decreased 1% to $27.4 million in comparison with $27.7 million in the three month period ended March 31, 2004. During 2004, we have reviewed the pricing and profitability of all contracts written in this segment. As a result we decided not to renew treaties which did not meet our return hurdles.

     Investment income in 2005 has increased to $2.6 million compared to $2.1 million for the same period in 2004 due to the increased level of invested assets arising principally from growth in business in 2004 and additional capital contributed in December 2004.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     Claims and other policy benefits in our Life Reinsurance International Segment decreased by 2% to $19.1 million in the quarter ended March 31, 2005 from $19.6 million in the same quarter in 2004.

     Our targeted maximum corporate retention per life in our Life Reinsurance International Segment is $250,000. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005, provides reinsurance for losses of $57.5 million in excess of $2.5 million, and provides protection for terrorism, nuclear, biological and chemical risks.

     During the three month period ended March 31, 2005 acquisition costs and other insurance expenses increased by $1.0 million or 37% to $3.6 million from $2.6 million in 2004 due to the payment of profit commissions.

     Operating expenses have increased by 33% to $5.8 million from $4.4 million in the prior year period. The increase is principally related to personnel costs, including recruitment costs, professional expenses and depreciation of new computer systems. The number of employees in this segment has grown from 53 at March 31, 2004 to 73 at March 31, 2005. Additional resources have been added as we continue to strive to grow our business in existing and prospective markets.

Corporate & Other

                                                                  Three months ended
                                                         ----------------------------------
                                                          March 31, 2005     March 31, 2004
                                                         -----------------  ---------------
Investment income, net                                   $           358    $          547
Fee income                                                           724               850
Realized gains (losses)                                            1,356              (121)
                                                         -----------------  ----------------
Total revenues                                                     2,438             1,276
                                                         -----------------  ----------------

Acquisition costs and other insurance expenses, net                  519               684
Operating expenses                                                 7,048             3,482
Collateral finance facilities expense                              1,235                 -
Interest expense                                                   2,886             2,091
                                                         -----------------  ----------------
Total expenses                                                    11,688             6,257
                                                         -----------------  ----------------
Loss before income taxes and minority interest           $        (9,250)   $       (4,981)
                                                         =================  ================


     The Corporate & Other Segment comprises revenues and expenses not included elsewhere and include corporate overhead.

     Investment income arises in the Corporate & Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as we raise capital and deploy it in our operating segments. Fee income and acquisition expenses arise from our wealth management operations. Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our board of directors and legal and professional fees including those in respect of corporate governance legislation. We have incurred increased personnel costs as we continue to grow our business and increased professional fees on corporate governance initiatives. The collateral finance facilities expense consists of the put premium on the Stingray Pass Through Trust facility described in Note 12 to the consolidated financial statements. This facility has not yet been utilized and accordingly has not been allocated to our operating segments.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Interest expense has increased from $2.1 million to $2.8 million as a result of the accrued interest on the Cypress Notes.

Realized gains (losses)

     During the three months ended March 31, 2005, realized gains amounted to $3.3 million in comparison with realized gains of $1.4 million in the same period in 2004. Included in realized gains is a $2.1 million realized gain resulting from the mark to market of an interest rate swap. This derivative has not been designated as a hedge and, accordingly, changes in fair value are recorded in the determination of net income. During the quarter ended March 31, 2005, we recognized losses of $1.1 million in respect of impairments. These losses were offset by realized gains on the portfolio. During the quarter ended March 31, 2004 we recognized impairment losses of $1.9 million. These losses were more than offset by net realized gains on the sales of fixed maturity investments.

     Management reviews securities with material unrealized losses and tests for "other than temporary impairments" on a quarterly basis. Factors involved in the determination of impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months and other assets with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for ''other than temporary impairments.'' When a decline is considered to be "other than temporary" a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

     Under Emerging Issues Task force ("EITF") 99-20: "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets ("EITF 99-20"), a decline in fair value below "amortized cost" basis is considered to be an "other than temporary impairment" whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended March 31, 2005 and 2004.



                                       Three months ended March 31, 2005
               ------------------------------------------------------------------------------
                 Credit Concern       Relative Value          Tactical             Total
               -------------------  ------------------   ------------------  -------------------
Days           Proceeds     Loss    Proceeds    Loss     Proceeds    Loss    Proceeds    Loss
               ---------  --------  --------  --------   --------  --------  --------  ---------
                                            (dollars in thousands)
0-90........   $ 2,151    $  (302)  $11,624   $   (89)   $94,537   $  (608)  $108,312  $   (999)
91-180......       290        (26)    3,983       (11)         -         -      4,273       (37)
181-270.....       981        (51)        -         -         81        (1)     1,062       (52)
Greater than
  271.......        54        (11)        -         -          -         -         54       (11)
               ---------  --------  -------   --------   --------  --------  --------  ---------
Total.......   $ 3,476    $  (390)  $15,607   $  (100)   $94,618   $  (609)  $113,701  $ (1,099)
               =========  ========  =======   ========   ========  ========  ========  =========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

                                       Three months ended March 31, 2004
               ------------------------------------------------------------------------------
                 Credit Concern       Relative Value         Tactical               Total
               -------------------  ------------------   ------------------  -------------------
Days           Proceeds     Loss    Proceeds    Loss    Proceeds    Loss     Proceeds    Loss
               ---------  --------  --------  --------   --------  --------  --------  ---------
                                            (dollars in thousands)
0-90.......    $  3,325   $  (108)  $ 7,641   $   (24)   $ 6,655   $   (14)   $17,621   $  (146)
91-180.....           -          -   20,317      (226)         -         -     20,317      (226)
181-270....           -          -    1,054       (13)        76        (1)     1,130       (14)
Greater than
  271......       5,060      (548)        -         -          -         -      5,060      (548)
               ---------  --------  --------  --------   --------  --------  --------  --------
Total......    $  8,385   $  (656)  $29,012   $  (263)   $ 6,731   $   (15)   $44,128   $  (934)
               =========  ========  ========  ========   ========  ========  ========  ========

Income Taxes

     The 2005 income tax benefit is in respect of certain of our U.S. taxable entities and our U.K. and Irish entities, offset by income tax expenses arising on our other U.S. entities.

     The change in our effective tax rate is due primarily to the ratio of earnings on taxable jurisdictions to that in non-taxable jurisdictions.

Financial Condition

Investments

     At March 31, 2005, the portfolio controlled by us consisted of $5.4 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $357.6 million represent investments in private securities. Of the total portfolio controlled by us, $4.6 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $781.0 million represented other cash balances. At December 31, 2004, the portfolio controlled by us consisted of $4.3 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $330.3 million represented investments in private securities. Of the total portfolio, $3.5 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $752.5 million represented other cash balances.

     At March 31, 2005, the average Standard & Poor's rating of that portfolio was "AA-", the average effective duration was 3.5 years and the average book yield was 4.3% as compared with an average rating of "AA-", an average effective duration 3.8 years and an average book yield of 4.2% at December 31, 2004. At March 31, 2005, the unrealized depreciation on investments, net of tax, was $10.1 million as compared with appreciation of $13.7 million at December 31, 2004. The unrealized appreciation (depreciation) on investments is included in our consolidated balance sheet as part of shareholders' equity.

     In the table below are the total returns earned by our portfolio for the three months ended March 31, 2005, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                                  March 31, 2005
                                                                  --------------
      Portfolio performance..............................              0.03%
      Customized index...................................             -0.36%
      Lehman Brothers Global Bond Index..................             -2.06%
      S&P 500............................................             -2.15%

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                        March 31, 2005        December 31, 2004
                                       ------------------    -------------------
                                        $ in                  $ in
Ratings                                millions       %       millions      %
-------                                --------     -----    ---------    ------

AAA.................................   $2,294.4      42.9    $1,754.2      41.1%
AA..................................      658.6      12.3       451.1      10.5
A...................................    1,467.3      27.4     1,284.0      30.1
BBB.................................      907.9      17.0       750.5      17.6
BB or below.........................       23.1       0.4        30.3       0.7
                                       --------     -----    ---------    ------
Total...............................   $5,351.3     100.0    $4,270.1     100.0%
                                       ========     =====    =========    ======

     The following table illustrates the investment portfolio (market value) sector exposure.

                                        March 31, 2005        December 31, 2004
                                       ------------------    -------------------
Sector                                  $ in                  $ in
                                       millions       %      millions       %
                                       --------     ------   ---------    ------
U.S. Treasury securities and U.S.
   government agency obligations....    $ 101.0       1.9%   $   89.5       2.1%
Corporate securities................    1,823.6      34.1     1,618.3      37.9
Municipal bonds.....................       39.4       0.7        20.8       0.5
Mortgage and asset backed securities    2,481.8      46.4     1,663.8      39.0
Preferred stock.....................      124.5       2.3       125.2       2.9
                                       --------     ------   ---------    ------
                                        4,570.3      85.4     3,517.6      82.4
Cash................................      781.0      14.6       752.5      17.6
                                       --------     ------   ---------    ------
Total...............................   $5,351.3     100.0%   $4,270.1     100.0%
                                       ========     ======   =========    ======

     The data in the tables above excludes other investments and assets held by ceding insurers under modified coinsurance agreements and funds withheld coinsurance agreements.

     At March 31, 2005, our fixed income portfolio had 2,194 positions and $45.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.0 million. There were $26.6 million of unrealized gains on the remainder of the portfolio. There were 87 private securities in an unrealized loss position totaling $3.1 million. At December 31, 2004, our fixed income portfolio had 1,773 positions and $12.0 million of gross unrealized losses. No single position had an unrealized loss greater than $0.9 million. There were $42.1 million of unrealized gains on the remainder of the portfolio. There were 44 private securities in an unrealized loss position totaling $0.7 million.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The composition by category of securities that have an unrealized loss at March 31, 2005 and December 31, 2004 are presented in the tables below.

                                                            March 31, 2005
                                         ----------------------------------------------------
                                          Estimated Fair               Unrealized
                                               Value           %          Loss           %
                                         ----------------   --------  --------------  --------
                                                         Dollars in thousands
Corporate securities..................   $      1,194,299      43.8%  $     (22,332)    48.6%
Other structured securities...........            689,296      25.3         (11,238)    24.5
Collateralized mortgage obligations...            439,141      16.1          (4,550)     9.9
Mortgage backed securities............            167,159       6.1          (3,409)     7.4
Preferred stock.......................            112,710       4.1          (2,800)     6.1
Governments...........................             88,328       3.3          (1,128)     2.5
Municipal bonds.......................             34,401       1.3            (465)     1.0
                                         ----------------   --------  --------------  --------
Total.................................   $      2,725,334     100.0%  $     (45,922)   100.0%
                                         ================   ========  ==============  ========

                                                           December 31, 2004
                                         ----------------------------------------------------
                                          Estimated Fair                Unrealized
                                               Value           %           Loss          %
                                         ----------------   --------  --------------  --------
                                                         Dollars in thousands
Other structured securities...........   $        339,441      33.3%  $      (5,526)    45.9%
Corporate securities..................            292,441      28.7          (2,834)    23.5
Collateralized mortgage obligations...            229,168      22.5          (1,925)    16.0
Governments...........................             51,123       5.0            (139)     1.2
Municipal.............................             12,130       1.2            (158)     1.3
Preferred stock.......................             35,462       3.5            (641)     5.3
Mortgage backed securities............             58,670       5.8            (825)     6.8
                                         ----------------   --------  --------------  --------
Total.................................   $      1,018,435     100.0%  $     (12,048)   100.0%
                                         ================   ========  ==============  ========

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                   March 31, 2005
                       ---------------------------------------------------------------------
                                                Estimated              Unrealized
 Days                   Book Value      %      Fair Value       %         Loss          %
 ----                  ------------   ------  ------------     ------  -----------    ------
                                                Dollars in thousands
 0-90..............    $ 2,043,140     73.7%  $  2,011,237      73.8%  $  (31,903)     69.5%
 91-180............        281,369     10.2        277,381      10.2       (3,988)      8.7
 181-270...........        109,374      3.9        108,250       4.0       (1,124)      2.4
 271-360...........        186,995      6.7        182,808       6.7       (4,187)      9.1
 Greater than 360..        150,378      5.5        145,658       5.3       (4,720)     10.3
                       ------------   ------  ------------     ------  -----------    ------
 Total.............    $ 2,771,256    100.0%  $  2,725,334     100.0%  $  (45,922)    100.0%
                       ============   ======  ============     ======  ===========    ======

                                                 December 31, 2004
                       ---------------------------------------------------------------------
                                                Estimated              Unrealized
 Days                   Book Value      %      Fair Value       %         Loss          %
 ----                  ------------   ------  ------------     ------  ----------     ------
                                               Dollars in thousands
 0-90..............    $   471,909     45.8%  $    468,924      46.0%  $   (2,985)     24.8%
 91-180............        154,062     14.9        153,237      15.0         (825)      6.8
 181-270...........        231,798     22.5        229,026      22.5       (2,772)     23.0
 271-360...........         86,468      8.4         84,142       8.3       (2,326)     19.3
 Greater than 360..         86,246      8.4         83,106       8.2       (3,140)     26.1
                       ------------   ------  ------------     ------  -----------    ------
 Total.............    $ 1,030,483    100.0%  $  1,018,435     100.0%  $  (12,048)    100.0%
                       ============   ======  ============     ======  ===========    ======

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $0.5 million at March 31, 2005 and $2.1 million at December 31, 2004. Unrealized losses on non-investment grade securities amounted to $1.9 million and $2.1 million at March 31, 2005 and December 31, 2004, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.7 million at March 31, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for a period greater than one year, of which $0.2 million at March 31, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for periods greater than 2 years.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The following tables illustrate the industry analysis of the unrealized losses at March 31, 2005 and December 31, 2004.

                                                      March 31, 2005
                              ---------------------------------------------------------------
                               Amortized            Estimated             Unrealized
                                 Cost         %     Fair Value     %         Loss        %
                              ----------   ------- -----------   -------  ----------   ------
Industry                                           Dollars in thousands
--------
Mortgage and asset
  backed securities...        $1,314,792     47.4%  $1,295,596     47.5%  $ (19,196)    41.8%
Banking...............           230,004      8.3      226,207      8.3      (3,797)     8.3
Communications........           186,092      6.7      181,790      6.7      (4,302)     9.4
Consumer NonCyclical..           118,660      4.3      116,538      4.3      (2,122)     4.6
Consumer Cyclical.....           111,874      4.0      109,927      4.0      (1,947)     4.2
Financial Companies...           111,834      4.0      109,878      4.0      (1,956)     4.3
Financial Other.......           111,420      4.0      109,270      4.0      (2,150)     4.7
Other.................           586,580     21.3      576,128     21.2     (10,452)    22.7
                              ----------   ------- -----------   -------  ----------   ------
Total.................        $2,771,256    100.0%  $2,725,334    100.0%  $ (45,922)   100.0%
                              ==========   ======= ===========   =======  ==========   ======

                                                     December 31, 2004
                              ---------------------------------------------------------------
                               Amortized            Estimated             Unrealized
                                 Cost         %     Fair Value     %         Loss        %
                              ----------   ------- -----------   -------  ----------   ------
Industry                                           Dollars in thousands
--------
Mortgage and asset
  backed securities...        $  635,556     61.7%  $  627,279     61.6%  $  (8,277)    68.7%
Banking...............            89,131      8.7       88,371      8.7        (760)     6.3
Insurance.............            30,229      2.9       29,831      2.9        (398)     3.3
Financial Other.......            30,081      2.9       29,645      2.9        (436)     3.6
Brokerage.............            25,071      2.4       24,893      2.4        (178)     1.5
Financial Companies...            24,293      2.4       24,080      2.4        (213)     1.8
Communications........            16,734      1.6       16,503      1.6        (231)     1.9
Other.................           179,388     17.4      177,833     17.5      (1,555)    12.9
                              ----------   ------- -----------   -------  ----------   ------
Total.................        $1,030,483    100.0%  $1,018,435    100.0%  $ (12,048)   100.0%
                              ==========   ======= ===========   =======  ==========   ======


     The expected maturity dates of securities that have an unrealized loss at March 31, 2005 and December 31, 2004 are presented in the table below.

                                                      March 31, 2005
                              ---------------------------------------------------------------
                               Amortized             Estimated            Unrealized
Maturity                          Cost        %     Fair Value      %        Loss        %
                              ----------   ------- -----------   -------  ----------   ------
                                                   Dollars in thousands
Due in one year or less...... $  177,989      6.4%  $  176,549      6.5%  $  (1,440)     3.1%

Due in one through five          990,729     35.8      977,549     35.8     (13,180)    28.7
years........................
Due in five through ten        1,021,196     36.8    1,002,393     36.8     (18,803)    41.0
years........................
Due after ten years..........    581,342     21.0      568,843     20.9     (12,499)    27.2
                              ----------   -------  ----------   -------  ----------   ------
Total........................ $2,771,256    100.0%  $2,725,334    100.0%  $ (45,922)   100.0%
                              ==========   =======  ==========   =======  ==========   ======

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)


                                                      December 31, 2004
                              ---------------------------------------------------------------
                                                     Estimated            Unrealized
Maturity                      Book Value      %     Fair Value      %        Loss         %
--------                      ----------   ------- -----------   -------  ----------   ------
                                                    Dollars in thousands
Due in one year or less...... $  162,787     15.8%  $  160,087     15.7%  $  (2,700)     22.4%
Due in one through five          532,436     51.7      527,660     51.8      (4,776)     39.6
years........................
Due in five through ten          256,319     24.9      252,939     24.9      (3,380)     28.1
years........................
Due after ten years..........     78,941      7.6       77,749      7.6      (1,192)      9.9
                              ----------   -------  ----------   -------  ----------   ------
Total........................ $1,030,483    100.0%  $1,018,435    100.0%  $ (12,048)    100.0%
                              ==========   =======  ==========   =======  ==========   ======

     At March 31, 2005, there were 1,432 securities with unrealized loss positions with one security having an unrealized loss greater than $1.0 million. This security was a securitized asset and was tested for impairment under EITF 99-20 and EITF 03-1: "The Meaning of Other-Than Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1"), and satisfied the impairment tests. At December 31, 2004, there were 647 securities with unrealized loss positions, all of which were less than $1.0 million.

     At March 31, 2005, there was one security with fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.2 million. At December 31, 2004, there were 2 securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.9 million.

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

     At March 31, 2005, funds withheld at interest were in respect of 6 contracts with 4 ceding companies. At March 31, 2005, we had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion or 68% of the funds withheld balances. At December 31, 2004, these contracts amounted to $1.3 billion or 63% of funds withheld balances. Additionally we have 1 contract with Security Life of Denver International that accounted for $0.5 billion or 29% of funds withheld balances at March 31, 2005 and 27% of funds withheld balances December 31, 2004. The remaining contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company, which are included in interest sensitive contract liabilities, with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

these contracts amounted to $1.9 billion and $2.0 billion at March 31, 2005 and December 31, 2004, respectively.

     At March 31, 2005, funds withheld at interest totaled $1.9 billion with an average rating of "A", an average effective duration of 5.2 years and an average book yield of 5.8%, as compared with an average rating of "A+", an average effective duration of 3.9 years and an average book yield of 5.2% at December 31, 2004. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.9 billion and $2.1 billion at March 31, 2005 and at December 31, 2004, respectively.

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

                                       March 31, 2005        December 31, 2004
                                  ----------------------   ---------------------
                                     $ in                    $ in
Ratings                            millions       %        millions       %
-------                           ----------    ------    ----------    ------

AAA............................   $    422.0     22.3%    $    692.6     33.3%
AA.............................         92.3      4.9           85.0      4.1
A..............................        539.1     28.5          527.7     25.4
BBB............................        640.9     33.9          579.7     27.9
BB or below....................         70.8      3.7           63.3      3.1
                                  ----------    ------    ----------    ------
                                     1,765.1     93.3        1,948.3     93.8
Commercial mortgage loans......        125.9      6.7          129.9      6.2
                                  ----------    ------    ----------    ------
Total..........................   $  1,891.0    100.0%    $  2,078.2    100.0%
                                  ==========    ======    ==========    ======

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                       March 31, 2005        December 31, 2004
                                  ----------------------   ---------------------
                                     $ in                    $ in
Sector                             millions       %        millions       %
------                            ----------    ------    ----------    ------
U.S. Treasury securities and
  U.S. government agency
  obligations................     $     30.5      1.6%   $      39.7      1.9%
Corporate securities.........        1,198.0     63.3        1,096.3     52.8
Municipal bonds..............           23.7      1.3           25.2      1.2
Mortgage and asset backed
  securities.................          501.2     26.5          314.7     15.1
Commercial mortgage loans....          125.9      6.7          129.9      6.3
Cash.........................           11.7      0.6          472.4     22.7
                                  ----------    ------    ----------    ------
Total..........................   $  1,891.0    100.0%   $   2,078.2    100.0%
                                  ==========    ======    ==========    ======

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

Liquidity and Capital Resources

Cash flow

     Cash provided by operating activities amounted to $87.6 million in the first three months of 2005 in comparison with cash used in operating activities of $9.9 million in the same period of 2004. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business, our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. In 2004, operating cash flow was impacted by settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition by us in December 2003. When adjusted for this payment, cash flows from operations in the first three months of 2004 were $13.1 million compared to $87.6 million in the same period of 2005. The increase in cash flow from operating activities is principally due to the ING acquisition.

     We believe cash flows from operations will be positive over time. However, they may be positive or negative in any one period depending on the amount of new life reinsurance business written, the level of ceding commissions paid in connection with writing that business and the level of renewal premiums earned in the period and the timing of receipt of reinsurance receivables and settlement of reinsurance payables. To address the risk that operating cash flows may not be sufficient in any given period we maintain a high quality fixed maturity portfolio with positive liquidity characteristics. These securities are available for sale and can be sold to meet obligations if necessary.

Capital and collateral

     At March 31, 2005, total capitalization was $1.3 billion compared to $1.3 billion at December 31, 2004. Total capitalization is analyzed as follows:

                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
                                                      (dollars in thousands)
Shareholders' equity....................     $      870,339   $        862,674
Mezzanine equity........................            142,599            142,449
Long-term debt..........................            244,500            244,500
7% Convertible Junior Subordinated Notes             42,005             41,282
                                             --------------   -----------------
Total...................................     $    1,299,443   $      1,290,905
                                             ==============   =================

     The increase in shareholders' equity is due to the net income for the three months ended March 31, 2005 of $33.4 million less dividends paid of $2.2 million and other comprehensive loss of $25.9 million. The other comprehensive loss consists of the unrealized depreciation on investments and the cumulative translation adjustment arising from the translation of our balance sheet at exchange rates as of March 31, 2005.

     The increase in the 7% Convertible Junior Subordinated Notes is due to the accrual of quarterly interest. For further details see Note 17 in the notes to the consolidated financial statements of our Form 10-K for the year ended December 31, 2004.

     On April 7, 2005, our shareholders approved amendments to our Articles of Association permitting certain affiliates of The Cypress Group to own up to 24.9% of our ordinary shares and the issuance of ordinary shares to the Cypress Entities upon the conversion of the 7.00% Convertible Junior Subordinated Notes. With this shareholder approval, the notes and accrued interest thereon have been

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

exchanged for Class C Warrants to purchase 2,170,896 ordinary shares. On May 4, 2005, the Cypress Entities obtained insurance regulatory approval in Delaware and the United Kingdom. Once exercised, the Class C Warrants will be converted into 5,377,327 ordinary shares and the Cypress Entities will collectively hold 9,330,510 ordinary shares, approximately 20.55% of our issued and outstanding ordinary shares.

     Long-term debt consists of:

                                             March 31, 2005   December 31, 2004
                                             --------------   -----------------
                                               (dollars in      (dollars in
                                                thousands)       thousands)
                                             --------------   -----------------
4.5% senior convertible notes due 2022....   $      115,000   $         115,000
Capital securities due 2032...............           17,500              17,500
Preferred trust securities due 2033.......           20,000              20,000
Trust preferred securities due 2033.......           10,000              10,000
Trust preferred securities due 2034.......           32,000              32,000
Trust preferred securities due 2034.......           50,000              50,000
                                             --------------   -----------------
                                             $      244,500   $         244,500
                                             ==============   =================

     During the three months ended March 31, 2005, we paid quarterly dividends totaling $2.2 million or $0.05 per share on our ordinary shares and Class C Warrants.

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

     o when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from us or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit;

     o Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

          or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o even when Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would otherwise be unavailable or would be available only on significantly less attractive terms.

     We have a number of facilities in place to provide the collateral required for our reinsurance business.

Credit Facilities

     In 2004, we closed a collateral finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46 we are considered to hold a beneficial interest in the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the variable interest entity have no recourse against our general assets.

     On December 29, 2004, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited closed a $175.0 million, 364-day revolving credit facility with a syndicate of banks led by Bank of America, N.A. The facility provides capacity for borrowing and for extending letters of credit. The proceeds from the facility will be used for working capital, capital expenditures and general corporate purposes. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited.

     The facility may be increased to an aggregate principal amount of $200.0 million. The interest rate on each loan made under the facility, as determined by the nature of the loan, will be at (i) the Federal Funds Rate plus 0.50%,
(ii) the prime rate as announced by Bank of America, N.A., or (iii) the British Bankers Association LIBOR Rate plus an applicable margin.

     The facility requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of shareholders' equity, a debt to capitalization ratio of less than 20% and uncollateralized assets of 1.2 times borrowings. In addition, the facility requires that we maintain a minimum amount of shareholders' equity, and a debt to capitalization ratio of less than 30%. The facility also requires that Scottish Re (U.S.), Inc. maintain minimum capital and surplus equal to the greater of (i) $20.0 million or (ii) the amount necessary to prevent a company action level event from occurring under the risk based capital laws of Delaware. Our failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default, and we could be required to repay any outstanding borrowings. At March 31, 2005, we were in compliance with the requirements of the facility. At March 31, 2005, there were no borrowings under the facilities. Outstanding letters of credit under these facilities amounted to $35.8 million as at March 31, 2005.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At March 31, 2005, there were no borrowings under this agreement.

ING Collateral Arrangement

     ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to XXX reserve requirements for our existing business as well as the business acquired from ING. We anticipate implementing capital markets related solutions relating to these requirements as cost efficient opportunities arise.

Stingray Pass-Through Trust

     On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Investor Trust") for an aggregate value of $325.0 million. Under the terms of the put agreement, we have acquired an irrevocable put option to issue funding agreements to Investor Trust in return for a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to the Investor Trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade. The facility matures on January 12, 2015. This transaction provides relief under state insurance regulations in the U.S. for reinsurance obligations under intercompany quota share reinsurance agreements.

     The put premium incurred during the quarter ended March 31, 2005 amounted to $1.2 million, and is included in collateral finance facilities expense in the consolidated statements of income.

     In accordance with FIN 46 we are not considered to have a variable interest in Investor Trust and as a result we are not required to consolidate the trust.

Orkney Holdings, LLC

     On February 11, 2005, Orkney Holdings, LLC, a newly formed Delaware limited liability company, issued and sold in a private offering an aggregate of $850.0 million of non-recourse Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney Holdings, LLC is organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the common shares of Orkney Holdings, LLC are owned by Scottish Re (U.S.), Inc. Proceeds from this offering will fund the XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the Notes.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

     The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. Both principal and interest payments on the Orkney Notes are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard and Poor's and Aaa by Moody's.

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At March 31, 2005, the interest rate was 3.65%. Any payment of principal of, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc., and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law.

     The Orkney Notes also contain a customary limitation on lien provisions as well as customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

     In accordance with FIN 46 we are considered to hold a beneficial interest in Orkney Holdings, LLC, which is in turn considered to be a variable interest entity. As a result, Orkney Holdings, LLC has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expenses.

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

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. has agreed with Scottish Re Life Corporation that it will (1) cause Scottish Re Life Corporation to maintain capital and surplus equal to at least 175% of Company Action Level RBC, as defined under the laws of the State of Delaware and (2) provide Scottish Re Life Corporation with enough liquidity to meet its obligations in a timely manner.

     Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited have agreed with Scottish Re Limited that in the event Scottish Re Limited is unable to meet its obligations under its insurance or reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Re Group Limited will assume all of Scottish Re Limited's obligations under such agreements.

     Scottish Re Group Limited and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have executed similar agreements for Scottish Re (Dublin) Limited and Scottish Re Life (Bermuda) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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


Item 3. Quantitative and Qualitative Disclosures About Market Risk

     There have been no material changes since December 31, 2004. Please refer to "Item 7A: Quantitative and Qualitative Disclosures About Market Risk" in our Annual Report on Form 10-K for the year ended December 31, 2004.


Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2005 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls over financial reporting
-----------------------------------------------------

     (i) Effective January 1, 2005, the MoSes actuarial projection system became the basis for estimating benefit reserves, deferred acquisition costs and premium accruals for our traditional solutions business. Implementation of the MoSes system enhances the estimation process because actual changes in the characteristics of the underlying business are based on the most recent information received.

     (ii) As previously disclosed in our Annual Report on Form 10-K (Item 9A) for the year ended December 31, 2004, management concluded that a material weakness exists regarding internal control over financial reporting in our U.K. subsidiary. The material weakness identified relates to the monthly financial statement closing process.

     In response, we implemented a number of additional controls to improve the internal control over financial reporting in our U.K. subsidiary. In addition, we continue to take a number of other steps to improve the internal control over financial reporting in our U.K. subsidiary, including:

     a)   Implementing control improvements that have been recommended by our

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations (Continued)

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

     Other than the changes discussed above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.       OTHER INFORMATION

Item 1. Legal Proceedings

     We are not currently involved in any material litigation or arbitration.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Item 4.Submission of Matters to a Vote of Securities Holders

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

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (Incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (10)

10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(17)

10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(17)

10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(17)

10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)


10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.6 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(17)

10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(17)

10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit
      10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K).
      (3)(17)

10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (7)

10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.11 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(17)

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(17)

10.13 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.14 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.15 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(17)

10.16 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(17)

10.17 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31,
      2004). (14)(17)

10.18 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and

      Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
      2002). (8)(17)

10.19 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(17)

10.20 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(17)

10.21 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(17)

10.22 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(17)

10.23 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(17)

10.24 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.25 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.26 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(17)

10.27 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.28 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.29 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.30 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(17)

10.31 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004).
      (17)

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

10.38 Amendment to Employment Agreement dated as of March 29, 2004, by and among the Company and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended

      September 30, 2004, filed with the SEC on November 8, 2004). (17)

10.39 Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (17)

10.40 Employment Agreement, dated as of January 1, 2005, between Scottish Holdings, Inc. and Gary Dombowsky. (16)(17)

10.41 Amendment to Employment Agreement, dated as of February 7, 2005, between Scottish Re Group Limited and Michael C. French. (16)(17)

10.42 Employment Agreement, dated as of February 1, 2005, between Scottish Re Group Limited and Hugh T. McCormick. (16)(17)

10.43 Employment Agreement, dated as of December 1, 2004, between Scottish Holdings, Inc. and Kenneth R. Stott. (16)(17)

10.44 Credit Agreement, dated as of December 29, 2004, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited as borrowers, Bear Stearns Corporate Lending, Inc. and Wachovia Bank, National Association as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. (16)

10.45 Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (16)

10.46 Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (16)

10.47 Coinsurance/ Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (16)

10.48 Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company. (16)

10.49 Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited Bermuda and Security Life of Denver Insurance Company.
      (16)

10.50 Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.) Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary. (16)

10.51 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary. (16)

10.52 Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited. (16)

10.53 Coinsurance/ Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited. (16)

10.54 Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited. (16)

10.55 Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary. (16)

10.56 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary. (16)

10.57 Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (16)

10.58 Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (16)

31.1  Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

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

         (6) Scottish Re Group Limited's Current Report on Form 8-K/A was filed with the SEC on January 11, 2002.
         (7) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 9, 2001.
         (8) Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.
         (9) Scottish Re Group Limited's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.
         (10) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 17, 2003.
         (11) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on January 6, 2004.
         (12)   Scottish Re Group Limited's 2002 Annual Report on Form
                10-K was filed with the SEC on March 31, 2003.
         (13)   Scottish Re Group Limited's Quarterly Report on Form
                10-Q was filed with the SEC on August 12, 2003.
         (14)   Scottish Re Group Limited's Quarterly Report on Form
                10-Q was filed with the SEC on May 10, 2004.
         (15) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on October 21, 2004.
         (16)   Scottish Re Group Limited's 2004 Annual Report on Form
                10-K was filed with the SEC on March 18, 2005.
         (17)   This exhibit is a management contract or compensatory
                plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCOTTISH RE GROUP LIMITED

Date:  May 10 , 2005                  By: /s/ Scott E. Willkomm
                                          ---------------------
                                          Scott E. Willkomm
                                          President and Chief Executive Officer

Date:  May 10, 2005                   By: /s/ Elizabeth A. Murphy
                                          -----------------------
                                          Elizabeth A. Murphy
                                          Chief Financial Officer