Form 10-Q
period 2005-06-30
SCOTTISH RE GROUP LTD
filed 2005-08-09
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                  Act of 1934
                  For the quarterly period ended June 30, 2005

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

As of August 1, 2005, Registrant had 45,479,172 ordinary shares outstanding.

                                Table of Contents

PART I.   FINANCIAL INFORMATION..............................................2

Item 1.   Financial Statements...............................................2

      Consolidated Balance Sheets - June 30, 2005 (unaudited)  and
      December 31, 2004......................................................2

      Unaudited Consolidated Statements of Income - Three and Six
      months ended June 30, 2005 and 2004....................................3

      Unaudited Consolidated Statements of Comprehensive Income - Three
      and Six months ended June 30, 2005 and 2004............................4

      Unaudited Consolidated Statements of Shareholders' Equity - Six
      months ended June 30, 2005 and 2004....................................5

      Unaudited Consolidated Statements of Cash Flows - Six months ended June 30, 2005 and 2004...........................................6

      Notes to Consolidated Financial Statements (unaudited) - Six months ended June 30, 2005 and 2004...........................................7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations.........................................18

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........45

Item 4.   Controls and Procedures...........................................45

PART II.  OTHER INFORMATION.................................................46

Item 1.   Legal Proceedings.................................................46

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......46

Item 3.   Defaults Upon Senior Securities...................................46

Item 4.   Submission of Matters to a Vote of Security Holders...............46

Item 5.   Other Information.................................................46

Item 6.   Exhibits..........................................................47

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
                 June 30, 2005 (Unaudited) and December 31, 2004
                (Expressed in Thousands of United States dollars)

                             (Dollars in thousands)

                                                             June 30, 2005     December 31,
                                                              (unaudited)         2004
                                                            ---------------   ---------------
ASSETS
Fixed maturity investments, available for sale, at fair
value (Amortized cost $5,052,721; 2004 - $3,362,929)...     $    5,119,254    $   3,392,463
Preferred stock, available for sale, at fair value
(Cost $130,793; 2004 -$124,629)........................            130,231          125,204
Cash and cash equivalents..............................            320,531          794,639
Other investments......................................             24,594           16,250
Funds withheld at interest.............................          1,895,353        2,056,280
                                                            ---------------   ---------------
    Total investments..................................          7,489,963        6,384,836
Accrued interest receivable............................             39,645           32,092
Net proceeds receivable on perpetual preferred shares..            120,786                -
Reinsurance balances and risk fees receivable..........            443,589          470,817
Deferred acquisition costs.............................            477,449          417,306
Amount recoverable from reinsurers.....................            792,296          774,503
Present value of in-force business.....................             58,752           62,164
Goodwill...............................................             34,125           34,125
Other assets...........................................             88,847           61,668
Segregated assets......................................            799,329          783,573
                                                            ---------------   ---------------
    Total assets.......................................     $   10,344,781    $   9,021,084
                                                            ===============   ===============

LIABILITIES
Reserves for future policy benefits....................     $    3,524,757     $  3,370,562
Interest sensitive contract liabilities................          3,278,793        3,181,447
Collateral finance facilities..........................          1,050,000          200,000
Accounts payable and other liabilities.................            115,782           68,311
Reinsurance balances payable...........................            100,060          116,589
7.00% Convertible Junior Subordinated Notes............                  -           41,282
Long term debt.........................................            244,500          244,500
Segregated liabilities.................................            799,329          783,573
                                                            ---------------   ---------------
    Total liabilities..................................          9,113,221        8,006,264
                                                            ---------------   ---------------

MINORITY INTEREST                                                    9,920            9,697
MEZZANINE EQUITY                                                   142,753          142,449
SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01:
    Issued and fully paid: 45,453,472 shares
    (2004-39,931,145)..................................                454              399
Preferred shares, par value $0.01:
     Issued and fully paid: 10,750,000 shares
     (2004 - 5,750,000)................................            125,000                -
Additional paid-in capital.............................            726,850          684,719
Accumulated other comprehensive income.................             50,051           31,604
Retained earnings......................................            176,532          145,952
                                                            ---------------   ---------------
    Total shareholders' equity.........................          1,078,887          862,674
                                                            ---------------   ---------------
    Total liabilities and shareholders' equity.........     $   10,344,781        9,021,084
                                                            ===============   ===============

      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                   UNAUDITED CONSOLIDATED STATEMENTS OF INCOME
                Three and Six months ended June 30, 2005 and 2004
    (Expressed in Thousands of United States dollars, except per share data)


                                             Three months ended           Six Months ended
                                          ------------------------- ----------------------------
                                            June 30,     June 30,      June 30,       June 30,
                                              2005         2004          2005           2004
                                          ----------- ------------- -------------- -------------
Revenues
Premiums earned.........................  $  438,625   $   155,980  $    903,875   $    289,327
Investment income, net..................      83,554        54,817       164,033        104,919
Fee income..............................       2,785         3,189         6,409          6,141
Realized gains (losses).................         934        (1,687)        4,229           (266)
Change in value of embedded
derivatives, net........................     (22,120)       14,610       (16,635)         5,964
                                          ----------- ------------- -------------- -------------
    Total revenues......................     503,778       226,909     1,061,911        406,085
                                          ----------- ------------- -------------- -------------

Benefits and expenses
Claims and other policy benefits........     311,493       122,988       674,766        218,155
Interest credited to interest
sensitive contract liabilities......          31,723        25,465        62,365         49,658

Acquisition costs and other insurance
expenses, net...........................     124,226        37,589       217,438         70,458
Operating expenses......................      26,500        10,901        51,069         23,755
Collateral finance facilities expense...      11,821             -        19,241              -
Interest expense........................       4,813         2,996        10,407          5,773
                                          ----------- ------------- -------------- -------------
    Total benefits and expenses.........     510,576       199,939     1,035,286        367,799
                                          ----------- ------------- -------------- -------------
Income (loss) before income taxes and
minority interest.......................      (6,798)       26,970        26,625         38,286
Income tax benefit......................       8,187         1,690         8,555            816
                                          ----------- ------------- -------------- -------------
Income before minority interest.........       1,389        28,660        35,180         39,102
Minority interest.......................         202            11          (169)          (338)
                                          ----------- ------------- -------------- -------------
Net income                                $    1,591   $    28,671  $     35,011   $     38,764
                                          =========== ============= ============== =============
Earnings per ordinary share - Basic.....  $     0.04          0.80  $       0.84   $       1.09
                                          =========== ============= ============== =============
Earnings per ordinary share -Diluted....  $     0.03          0.77  $       0.76   $       1.04
                                          =========== ============= ============== =============
Dividends per ordinary share............  $     0.05          0.05  $       0.10   $       0.10
                                          =========== ============= ============== =============

Weighted average number of ordinary
shares outstanding......................
Basic...................................  43,462,385    35,747,254    41,726,320     35,537,458
                                          =========== ============= ============== =============
Diluted.................................  47,136,889    37,328,448    46,179,275     37,279,282
                                          =========== ============= ============== =============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
            UNAUDITED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                Three and Six months ended June 30, 2005 and 2004
               (Expressed in Thousands of United States dollars)


                                             Three months ended               Six Months ended
                                      -------------------------------- -------------------------------
                                        June 30, 2005   June 30, 2004   June 30, 2005   June 30, 2004
                                      ---------------- --------------- --------------- ---------------
Net income........................... $         1,591   $      28,671   $      35,011   $      38,764
                                      ---------------- --------------- --------------- ---------------
Other comprehensive income,
net of tax:
    Unrealized appreciation
    (depreciation)on investments.....          48,879         (64,086)         26,187         (32,044)
    Add: reclassification
    adjustment for investment
    losses (gains) included in
    net income.......................            (319)          3,627          (1,339)            (65)
                                      ---------------- --------------- --------------- ---------------
Net unrealized appreciation
(depreciation) on investments net
of income tax benefit (expense) and
deferred acquisition costs of
$(36,364), $(18,223), $(10,883) and
$(10,004)............................          48,560         (60,459)         24,848         (32,109)
Cumulative translation adjustment....          (4,212)         (3,236)         (6,401)            (64)
                                      ---------------- --------------- --------------- ---------------
Other comprehensive income (loss)....          44,348         (63,695)         18,447         (32,173)
                                      ---------------- --------------- --------------- ---------------
Comprehensive income (loss).......... $        45,939   $     (35,024)  $      53,458   $       6,591
                                      ================ =============== =============== ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
            UNAUDITED CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                Three and Six months ended June 30, 2005 and 2004
 (Expressed in Thousands of United States dollars, except for number of shares)

                                                                              Six months ended
                                                                    -------------------------------------
                                                                      June 30, 2005       June 30, 2004
                                                                    ------------------  -----------------
Ordinary shares:
    Beginning of period...........................................      39,931,145          35,228,411
    Issuance to employees on exercise of options..................         145,000             600,051
    Issuance on exercise of warrants..............................       5,377,327                   -
                                                                    ------------------  -----------------
    End of period.................................................      45,453,472          35,828,462
                                                                    ==================  =================

Preferred shares:
    Beginning of period...........................................       5,750,000           5,750,000
    Perpetual preferred shares issued.............................       5,000,000                   -
                                                                    ------------------  -----------------
    End of period.................................................      10,750,000           5,750,000
                                                                    ==================  =================

Share capital:
Ordinary shares:
    Beginning of period............................................  $         399       $         352
    Issuance to employees on exercise of options...................              1                   6
    Issuance on conversion of warrants.............................             54                   -
                                                                    ------------------  -----------------
    End of period..................................................            454                 358
                                                                    ------------------  -----------------

Preferred shares:..................................................
    Beginning of period............................................              -                   -
    Non-cumulative perpetual preferred shares issued...............        125,000                   -
                                                                    ------------------  -----------------
    End of period..................................................        125,000                   -
                                                                    ------------------  -----------------

Additional paid in capital:
    Beginning of period............................................        684,719             548,750
    Conversion of 7.00% Convertible Junior Subordinated Notes .....         42,061                   -
    Issuance to employees on exercise of options...................          1,810               6,641
    Costs of issue of perpetual preferred shares...................         (4,214)                  -
    Option and restricted stock unit expense.......................          2,474                  54
                                                                    ------------------  -----------------
    End of period..................................................        726,850             555,445
                                                                    ------------------  -----------------

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) on investments..............
    Beginning of period............................................         13,661              16,848
    Change in period (net of tax and deferred acquisition costs)...         24,848             (32,109)
                                                                    ------------------  -----------------
    End of period..................................................         38,509             (15,261)
                                                                    ------------------  -----------------
Cumulative translation adjustment..................................
    Beginning of period............................................         17,943              12,186
    Change in period (net of tax)..................................         (6,401)                (64)
                                                                    ------------------  -----------------
    End of period..................................................         11,542              12,122
                                                                    ------------------  -----------------
Total accumulated other comprehensive income (loss)................         50,051              (3,139)
                                                                    ------------------  -----------------

Retained Earnings:
    Beginning of period............................................        145,952              81,708
    Net income.....................................................         35,011              38,764
    Dividends paid.................................................         (4,431)             (3,556)
                                                                    ------------------  -----------------
    End of period..................................................        176,532             116,916
                                                                    ------------------  -----------------
Total shareholders' equity.........................................  $   1,078,887       $     669,580
                                                                    ==================  =================


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                 UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
                     Six months ended June 30, 2005 and 2004
                (Expressed in Thousands of United States dollars)

                                                                          Six months ended
                                                                 --------------------------------
                                                                  June 30, 2005    June 30, 2004
                                                                 ---------------  ---------------
Operating activities
Net income......................................................   $     35,011    $     38,764
Items not affecting cash:.......................................
    Net realized (gains) losses.................................         (4,229)            266
    Change in value of embedded derivatives, net................         16,635          (5,964)
    Amortization of investments.................................          9,347           5,376
    Amortization of deferred acquisition costs..................         33,685          41,990
    Amortization of present value of in-force business..........          3,380           3,863
    Changes in assets and liabilities:..........................
        Accrued interest........................................         (7,754)         (3,205)
        Reinsurance balances and risk fees receivable...........         (3,538)       (147,696)
        Deferred acquisition costs..............................        (93,264)       (124,366)
        Other assets ...........................................        (73,694)        (36,120)
        Reserves for future policy benefits.....................        175,598         175,769
        Interest sensitive contract liabilities, net of funds
        withheld at interest....................................         38,476          24,338
        Accounts payable and other liabilities..................         47,471          (5,200)
        Other...................................................          5,890           4,594
                                                                 ---------------  ---------------
Net cash provided by (used in) operating activities.............        183,014         (27,591)
                                                                 ---------------  ---------------

Investing activities
Purchase of fixed maturity investments..........................     (2,326,016)     (1,111,305)
Proceeds from sales of fixed maturity investments...............        506,872         370,865
Proceeds from maturity of fixed maturity investments............        259,688         162,219
Purchase of preferred stock.....................................         (8,348)        (22,388)
Proceeds from sales of preferred stock..........................          2,076           5,358
Proceeds from maturity of preferred stock.......................              -           2,720
Other...........................................................        (12,386)             91
                                                                 ---------------  ---------------
Net cash used in investing activities...........................     (1,578,114)       (592,440)
                                                                 ---------------  ---------------

Financing activities
Proceeds from collateral finance facility.......................        850,000               -
Issuance of long term debt......................................              -          32,000
Deposits to interest sensitive contract liabilities.............        131,059         596,299
Withdrawals from interest sensitive contract liabilities........        (57,985)        (39,005)
Proceeds from issuance of ordinary shares.......................          1,811           6,647
Proceeds from exercise of Class C warrants......................            538               -
Dividends paid..................................................         (4,431)         (3,556)
                                                                 ---------------  ---------------
Net cash provided by financing activities.......................        920,992         592,385
                                                                 ---------------  ---------------
Net change in cash and cash equivalents.........................       (474,108)        (27,646)
Cash and cash equivalents, beginning of period..................        794,639         298,149
                                                                 ---------------  ---------------
Cash and cash equivalents, end of period                         $      320,531   $     270,503
                                                                 ===============  ===============


      See Accompanying Notes to Unaudited Consolidated Financial Statements

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005


1.   Basis of presentation

     Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the entire year.

     Consolidation - We consolidate the results of all our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

     Estimates, Risks and Uncertainties - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. Our most significant assumptions are for assumed premium, reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

     For further information, and for our significant accounting policies, refer to the consolidated financial statements and footnotes included in our Annual Report on Form 10-K for the period ended December 31, 2004.

     All tabular amounts are reported in thousands of United States dollars, except as otherwise noted.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

2.   Significant Accounting Policies

     Refer to Note 2 to the audited consolidated financial statements in our annual report on Form 10-K for the year ended December 31, 2004.

3.   New Accounting Pronouncements

     In December 2004, the Financial Accounting Standards Board ("FASB") issued a revision to Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123(R)"). This statement requires us to recognize, in the determination of income, the grant date fair value of all stock options and other-equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R). This requires us to adopt SFAS No. 123(R)'s fair value method of accounting for share-based payments to employees no later than January 1, 2006. We have currently adopted SFAS 148 in relation to our stock options and are therefore expensing our equity based compensation issued after January 1, 2003. We have not completed our evaluation of the impact of the implementation of SFAS No. 123(R).

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2005


4.   Business acquisition

     On December 31, 2004, we completed the acquisition, through two of our subsidiaries, of the in-force individual life reinsurance business of ING America Insurance Holdings, Inc., ("ING") (the "ING acquisition"). The ING acquisition was accounted for in accordance with SFAS No. 141 "Business Combinations". We received approximately $1.9 billion in assets from ING and recorded a corresponding amount of reserves for future policy benefits and other liabilities. This acquisition is subject to certain post closing adjustments. We are in the process of evaluating and agreeing upon these post closing adjustments and, based on current information, expect to pay an amount of approximately $43.3 million to ING. This amount is recorded in accounts payable and other liabilities.

5.   Business segments

     We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America and Life Reinsurance International, which we identify as separate segments.

     The segment reporting for the lines of business is as follows:


                                                       Three months ended June 30, 2005
                                          ------------------------------------------------------
                                               Life Reinsurance
                                          ----------------------------
                                                                         Corporate &
                                          North America  International      Other          Total
                                          -------------  -------------   -----------    -----------


Premiums earned ......................    $ 410,687      $  27,938       $       -        $ 438,625
Investment income, net ...............       80,956          2,352             246           83,554
Fee income ...........................        2,007              -             778            2,785
Realized gains (losses) ..............        2,208             88          (1,362)             934
Change in value of embedded
  derivatives, net ...................      (22,120)             -               -          (22,120)
                                          ----------     ---------       -----------      ----------
Total revenues .......................      473,738         30,378            (338)         503,778
                                          ----------     ---------       -----------      ----------

Claims and other policy benefits .....      293,599         17,894               -          311,493
Interest credited to interest
  sensitive contract liabilities .....       31,723              -               -           31,723
Acquisition costs and other
  insurance expenses, net ............      119,737          3,975             514          124,226
Operating expenses ...................       10,221          7,285           8,994           26,500
Collateral finance facilities expense.       10,448              -           1,373           11,821
Interest expense .....................        2,657              -           2,156            4,813
                                          ----------     ---------       -----------      ----------
Total benefits and expenses ..........      468,385         29,154          13,037          510,576
                                          ----------     ---------       -----------      ----------
Income (loss) before income taxes
  and minority interest ..............    $   5,353      $   1,224       $ (13,375)       $  (6,798)
                                          ==========     =========       ===========      ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2005


5.   Business segments (continued)


                                                       Three months ended June 30, 2004
                                          ------------------------------------------------------
                                               Life Reinsurance
                                          ----------------------------
                                                                         Corporate &
                                          North America  International      Other          Total
                                          -------------  -------------   -----------    -----------
Premiums earned ...................       $ 127,272      $  28,708       $       -      $ 155,980
Investment income, net ............          50,979          3,574             264         54,817
Fee income ........................           2,248              -             941          3,189
Realized gains (losses) ...........          (1,552)          (189)             54         (1,687)
Change in value of embedded
  derivatives, net ................          14,610              -               -         14,610
                                          ----------     ----------      ----------     ----------
Total revenues ....................         193,557         32,093           1,259        226,909
                                          ----------     ----------      ----------     ----------

Claims and other policy benefits            102,485         20,503               -        122,988
Interest credited to interest
  sensitive contract liabilities...          25,465              -               -         25,465
Acquisition costs and other
  insurance expenses, net .........          35,701          1,334             554         37,589
Operating expenses ................           4,142          3,757           3,002         10,901
Interest expense ..................             939              -           2,057          2,996
                                          ----------     ----------      ----------     ----------
Total benefits and expenses .......         168,732         25,594           5,613        199,939
                                          ----------     ----------      ----------     ----------
Income (loss) before income taxes
  and minority interest ...........       $  24,825      $   6,499       $  (4,354)     $  26,970
                                          ==========     ==========      ==========     ==========

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2005


5.   Business segments (continued)


                                                       Six months ended June 30, 2005
                                          ------------------------------------------------------
                                               Life Reinsurance
                                          ----------------------------
                                                                         Corporate &
                                          North America  International      Other          Total
                                          -------------  -------------   -----------    -----------
Premiums earned ......................   $   848,560     $   55,315     $       -      $   903,875
Investment income, net ...............       158,487          4,942           604          164,033
Fee income ...........................         4,907              -         1,502            6,409
Realized gains (losses) ..............         3,650            585            (6)           4,229
Change in value of embedded
  derivatives, net ...................       (16,635)             -             -          (16,635)
                                         ------------    ----------     ----------     ------------
Total revenues .......................       998,969         60,842         2,100        1,061,911
                                         ------------    ----------     ----------     ------------

Claims and other policy benefits .....       637,787         36,979             -          674,766
Interest credited to interest
  sensitive contract liabilities .....        62,365              -             -           62,365
Acquisition costs and other
  insurance expenses, net ............       208,793          7,612         1,033          217,438
Operating expenses ...................        21,894         13,134        16,041           51,069
Collateral finance facilities
  expense.............................        16,633              -         2,608           19,241
Interest expense .....................         5,365              -         5,042           10,407
                                         ------------    ----------     ----------     ------------
Total benefits and expenses ..........       952,837         57,725        24,724        1,035,286
                                         ------------    ----------     ----------     ------------
Income (loss) before income taxes
  and minority interest ..............   $    46,132     $    3,117     $ (22,624)     $    26,625
                                         ============    ==========     ==========     ============

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2005


5.   Business segments (continued)


                                                       Six months ended June 30, 2004
                                          ------------------------------------------------------
                                               Life Reinsurance
                                          ----------------------------
                                                                         Corporate &
                                          North America  International      Other          Total
                                          -------------  -------------   -----------    -----------
Premiums earned ..................        $ 232,874       $  56,453       $       -      $ 289,327
Investment income, net ...........           98,386           5,722             811        104,919
Fee income .......................            4,350               -           1,791          6,141
Realized gains (losses) ..........              140            (340)            (66)          (266)
Change in value of embedded
  derivatives, net ...............            5,964               -               -          5,964
                                          ---------       ----------      ----------     ----------
Total revenues ...................          341,714          61,835           2,536        406,085
                                          ---------       ----------      ----------     ----------

Claims and other policy benefits..          178,078          40,077               -        218,155
Interest credited to interest
  sensitive contract liabilities..           49,658               -               -         49,658
Acquisition costs and other
  insurance expenses, net ........           65,236           3,983           1,239         70,458
Operating expenses ...............            9,105           8,166           6,484         23,755
Interest expense .................            1,625               -           4,148          5,773
                                          ---------       ----------      ----------     ----------
Total benefits and expenses ......          303,702          52,226          11,871        367,799
                                          ---------       ----------      ----------     ----------
Income (loss) before income taxes
  and minority interest ..........        $  38,012       $   9,609       $  (9,335)     $  38,286
                                          =========       ==========      ==========     ==========




        Assets                                                 June 30, 2005      December 31, 2004
                                                               -------------      -----------------
        Life Reinsurance
           North America......................               $    8,757,230        $    7,629,784
           International......................                      446,148               396,219
                                                             --------------        --------------
        Total Life Reinsurance................                    9,203,378             8,026,003
        Corporate & Other.....................                    1,141,403               995,081
                                                             --------------        --------------
        Total.................................               $   10,344,781        $    9,021,084
                                                             ==============        ==============

                            Scottish Re Group Limited
              Notes to Unaudited Consolidated Financial Statements
                                  June 30, 2005


6.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                             Three months ended          Six months ended
                                           -----------------------     ---------------------
                                            June 30,      June 30,       June 30,   June 30,
                                             2005          2004           2005        2004
                                           ---------     ---------     ----------   --------
Numerator:
Net income ..........................    $    1,591    $   28,671    $   35,011    $   38,764
                                         ==========    ==========    ==========    ==========
Denominator:
Denominator for basic earnings per
  ordinary share - Weighted
  average number of ordinary shares .    43,462,385    35,747,254    41,726,320    35,537,458
Effect of dilutive securities
  - Stock options and restricted
  stock units .......................       625,438       701,125       633,360       800,756
  - Warrants ........................     2,776,786       880,069     3,470,053       892,662
  - 4.50% senior convertible notes
  and Hybrid Capital Units ..........       272,280             -       349,542        48,406
                                         ----------    ----------    ----------    ----------
Denominator for dilutive earnings
  per ordinary share ................    47,136,889    37,328,448    46,179,275    37,279,282
                                         ==========    ==========    ==========    ==========
Basic earnings per ordinary share ...         $0.04         $0.80         $0.84         $1.09
                                         ==========    ==========    ==========    ==========
Diluted earnings per ordinary share .         $0.03         $0.77         $0.76         $1.04
                                         ==========    ==========    ==========    ==========


7.   Derivatives

     During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" ("SFAS 133"), which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The change in fair value of the swap during the quarter and six months ended June 30, 2005 amounted to a loss of $2.0 million and a gain of $0.1 million, respectively. These losses are included in realized gains (losses) in the consolidated statements of income.

     During 2004, we entered into interest rate swaps with varying notional amounts and maturities, which have been designated as hedges of the variable rate cash flows of four of our trust preferred debt issuances. These interest rate swaps require us to pay fixed rate interest in exchange for variable rate interest, based on a fixed notional, until the maturity of the contract, and have been used to eliminate interest rate risk from the hedged portions of our long term debt. The notional amounts, reset periods, variable interest rates and maturities of the interest rate swaps match the terms of the cash flows of the debt they have been designated to hedge and therefore the interest rate swaps are considered to be fully effective as required by SFAS 133. Interest expense on the interest rate swaps for the quarter ended March 31, 2005 of $0.2 million has been included in interest expense for the period. There was no additional interest expense in the quarter ended June 30, 2005.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2005


7.   Derivatives (continued)

     During the quarter ended June 30, 2005, we entered into a forward contract in the amount of $5.0 million in relation to certain of our non-dollar operating expenses. This contract is accounted for in accordance with SFAS 133, which requires all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value with changes reflected in the income for all non hedge derivatives. This derivative has not been designated as a hedge. The fair value of the forward contract at June 30, 2005 was a loss of $0.1 million. This loss has been included in realized gains (losses) in the consolidated statement of income.

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

     On February 11, 2005, Orkney Holdings, LLC, a newly formed Delaware limited liability company, issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney Holdings, LLC is organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the common shares of Orkney Holdings, LLC are owned by Scottish Re (U.S.), Inc. Proceeds from this offering will fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

     The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. Both principal and interest payments on the Orkney Notes are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard and Poor's and "Aaa" by Moody's.

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At June 30, 2005, the interest rate was 4.05%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law.

     The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (continued)
                                  June 30, 2004


8.   Collateral finance facilities (continued)

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

9.   7.00% Convertible Junior Subordinated Debentures

     On December 31, 2004, we issued to Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (collectively, the "Cypress Entities") $41.3 million aggregate principal amount of 7.00% Convertible Junior Subordinated Notes (the "Cypress Notes") with a maturity date of December 31, 2034.

     On April 7, 2005 our shareholders approved the conversion of the Cypress Notes and accrued interest thereon resulting in the issuance of 2,170,896 Class C Warrants. These warrants were subsequently exercised, as discussed in Note 10.

10.  Shareholders' equity

     During the quarter ended June 30, 2005 and 2004, respectively, we issued 53,200 and 217,434 ordinary shares to employees upon the exercise of stock options. During the six months ended June 30, 2005 and 2004, respectively, we issued 145,000 and 600,051 ordinary shares to employees upon the exercise of stock options.

     We issued to the Cypress Entities on December 31, 2004:

          (i)  3,953,183 ordinary shares, par value $0.01 per share;

          (ii) Class C Warrants to purchase 3,206,431 ordinary shares; and

          (ii) the Cypress Notes discussed in Note 9.

     The Class C Warrants were exercisable on receipt of shareholder and regulatory approvals. On April 7, 2005 our shareholders approved the conversion of the Cypress Notes into 2,170,896 Class C Warrants. All regulatory approvals were obtained on May 4, 2005 and all of the Class C Warrants were converted into 5,377,327 ordinary shares.

     At June 30, 2005, there were 45,453,472 outstanding ordinary shares.

11.  Preferred Shares

     We are permitted to issue up to 50,000,000 authorized preferred shares under our Memorandum of Association. As part of our Hybrid Capital Units offering in December 2003 we issued 5,750,000 preferred shares (see Note 19 included in our Annual Report on Form 10-K for the period ended December 31,

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2005

11.  Preferred Shares (continued)

2004). On June 28, 2005, we priced our offering of 5,000,000 non-cumulative perpetual preferred shares and entered into a purchase agreement relating to the shares pursuant to which the underwriters of the offering agreed to purchase the shares. Gross proceeds were $125.0 million and related expenses were $4.2 million. Settlement of the net proceeds occurred on July 6, 2005.

     Dividends on the perpetual preferred shares are non-cumulative. During any dividend period unless the full dividends for the current dividend period on all outstanding perpetual preferred shares have been declared or paid, no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders' equity levels.

     The perpetual preferred shares do not have a maturity date and we are not required to redeem the shares. The perpetual preferred shares are not redeemable prior to July 2010. Subsequent to July 2010 the perpetual preferred shares will be redeemable at our option, in whole or in part, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends at the redemption date, without accumulation of any undeclared dividends.

     The perpetual preferred shares are unsecured obligations, subordinated to all indebtedness that does not by its terms rank pari passu or junior to the perpetual preferred shares. The holders of the perpetual preferred shares have no voting rights except with respect to certain fundamental changes in the terms of the perpetual preferred shares and in the case of certain dividend non-payments.

     The perpetual preferred shares are rated "BB-" by Standard & Poor's, "Ba1" by Moody's, "BB+" by Fitch Ratings and "BB" by A.M. Best Company.

12.  Stock option plans

     We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan" collectively, the "Plans") and an equity incentive compensation plan (the "2004 ECP"). The Plans allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants.

     Pro forma information regarding net income and earnings per share for all outstanding stock options is required by SFAS No. 148 "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123" ("SFAS 148") and has been determined as if we accounted for all employee stock options under the fair value method of SFAS 148.

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

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2005

12.  Stock option plans (continued)

Our pro forma information is as follows:

                                             Three months ended          Six months ended
                                           -----------------------     ---------------------
                                            June 30,      June 30,       June 30,   June 30,
                                             2005          2004           2005        2004
                                           ---------     ---------     ----------   --------
 Net income -- as reported............      $   1,591    $   28,671    $   35,011   $  38,764
 Stock-based employee compensation
    cost, net of related tax
    effects, included in the
    determination of net income as
    reported..........................          1,426           149         2,474          54
 Stock-based employee compensation
    cost, net of related tax effects,
    that would have been included in
    the determination of net income
    if the fair value based method
    had been applied to all awards....         (1,889)         (343)       (2,922)       (723)
                                            ----------   -----------   -----------  ----------
 Net income -- pro forma..............      $   1,128    $   28,477    $   34,563   $  38,095
                                            ==========   ===========   ===========  ==========

                                           -----------------------     ---------------------
                                             Three months ended          Six months ended
                                           -----------------------     ---------------------
                                            June 30,      June 30,       June 30,   June 30,
                                             2005          2004           2005        2004
                                           ---------     ---------     ----------   --------
Basic earnings per ordinary share --
   as reported .....................        $   0.04     $   0.80      $   0.84    $   1.09
Basic earnings per ordinary share --
   pro forma .......................        $   0.03     $   0.80      $   0.83    $   1.08
Diluted earnings per ordinary share
   -- as reported ..................        $   0.03     $   0.77      $   0.76    $   1.04
Diluted earnings per ordinary share
   -- pro forma ....................        $   0.02     $   0.76      $   0.75    $   1.03

13.  Stingray Pass-Through Trust

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

     The put premium incurred during the quarter and six months ended June 30, 2005 amounted to $1.2 million and $2.3 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income.

     In accordance with FIN 46, we are not considered to have a variable interest in Investor Trust and as a result we are not required to consolidate the trust.

                            Scottish Re Group Limited
        Notes to Unaudited Consolidated Financial Statements (Continued)
                                  June 30, 2005

14.  Credit Facilities

     On July 18, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited closed an unsecured $200.0 million 3-year credit facility with a syndicate of banks led by Bank of America, N.A. This facility replaced our 364-day facility which was due to mature in October 2005. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited.

     The facility requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of shareholder's equity and uncollateralized assets of 1.2 times borrowings. In addition, the facility requires that we maintain a minimum amount of shareholders' equity and debt to capitalization ratio of less than 30%. Our failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings.

     Outstanding letters of credit under the former facility and its successor amounted to $35.8 million at June 30, 2005. There were no outstanding borrowings.

15.  Mediation

     On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. The impact of these breaches was fully reflected in our financial position at December 31, 2004, the time of finalization of the purchase accounting for the acquisition. A successful outcome from the mediation would have no negative impact and would result in an increase in income and shareholders' equity.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


General

     This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Form 10-K for the year ended December 31, 2004. All amounts are reported in thousands of United States dollars, except per share amounts.

Overview

     See "Overview" in Item 7 of our Form 10-K for the year ended December 31, 2004.

     On December 31, 2004, we completed the acquisition of the individual life reinsurance business of ING America Insurance Holdings, Inc. ("ING") (the "ING acquisition"). We have reinsured the liabilities of all of ING America Insurance Holdings, Inc.'s ("ING") individual life reinsurance business through a coinsurance transaction. ING transferred to us assets of approximately $1.9 billion. The ING acquisition is subject to certain post closing adjustments. Certain of these assets will be held in trust to secure the reserve obligations of the business. Additionally, ING transferred certain operating assets associated with the business. We are in the process of evaluating and agreeing upon these post closing adjustments and, based on current information, expect to pay an amount of approximately $43.3 million to ING. This amount is recorded in accounts payable and other liabilities.

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

     We are the primary beneficiary of the collateral finance facilities discussed in Note 8 to the Consolidated Financial Statements, and have consolidated the variable interest entities in accordance with FIN 46. The Stingray Investor Trust, discussed in Note 13 to the Consolidated Financial Statements, is a

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


variable interest entity but we are not considered to have a variable interest in Investor Trust. Accordingly, it is not consolidated in accordance with FIN 46.

Results of Operations

Consolidated results of operations

     Our results of operations for the three and six months ended June 30, 2004 do not include the results of the ING acquisition which was completed on December 31, 2004.

                                             Three months ended               Six months ended
                                           -----------------------         -----------------------
                                            June 30,      June 30,         June 30,       June 30,
                                             2005          2004             2005           2004
                                           ---------     ---------       ----------      ---------
Premiums earned .......................   $   438,625    $   155,980    $   903,875     $  289,327
Investment income, net ................        83,554         54,817        164,033        104,919
Fee income ............................         2,785          3,189          6,409          6,141
Realized gains (losses) ...............           934         (1,687)         4,229           (266)
Change in value of embedded
derivatives, net ......................       (22,120)        14,610        (16,635)         5,964
                                          ------------   ------------   ------------    ------------
Total revenues ........................       503,778        226,909      1,061,911        406,085
                                          ------------   ------------   ------------    ------------

Claims and other policy benefits ......       311,493        122,988        674,766        218,155
Interest credited to interest
sensitive contract liabilities ........        31,723         25,465         62,365         49,658
Acquisition costs and other insurance
expenses, net .........................       124,226         37,589        217,438         70,458
Operating expenses ....................        26,500         10,901         51,069         23,755
Collateral finance facilities expense .        11,821              -         19,241              -
Interest expense ......................         4,813          2,996         10,407          5,773
                                          ------------   ------------   ------------    ------------
Total benefits and expenses ...........       510,576        199,939      1,035,286        367,799
                                          ------------   ------------   ------------    ------------
Income (loss) before income taxes and
minority interest .....................        (6,798)        26,970         26,625         38,286
Income tax benefit ....................         8,187          1,690          8,555            816
                                          ------------   ------------   ------------    ------------
Income before minority interest .......         1,389         28,660         35,180         39,102
Minority interest .....................           202             11           (169)          (338)
                                          ------------   ------------   ------------    ------------
Net income ............................   $     1,591    $    28,671    $    35,011     $   38,764
                                          ============   ============   ============    ============

     Total revenues increased by 122% to $503.8 million in the quarter ended June 30, 2005 from $226.9 million in the same period of 2004. Total revenues include premiums earned in our Life Reinsurance Segments, investment income on our invested assets, fee income, realized gains and losses on our investment portfolio and the change in the value of embedded derivatives. The increase in premiums earned is primarily due to the ING acquisition and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, invested assets acquired as a result of the ING acquisition, the additional $230.0 million in capital raised to support the ING acquisition and assets raised through our collateral finance facilities in June 2004 and February 2005. The change in the value of embedded derivatives was a loss of $22.1 million in the quarter ended June 30, 2005 in comparison with a gain of $14.6 million in the prior year period.

     Total benefits and expenses increased by 155% to $510.6 million in the quarter ended June 30, 2005 from $199.9 million in the same period in 2004. The increase was due to the ING acquisition, continued growth in our Life Reinsurance North America segment, higher than expected mortality

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


experience in our Life Reinsurance North America segment, additional operating costs required to meet the growth in our business, expenses of our collateral finance facilities and increased interest expense on the trust preferred securities issued in May and December 2004.

     Total revenues increased by 161% to $1.1 billion in the six months ended June 30, 2005 from $406.1 million in the same period of 2004. Total benefits and expenses increased by 181% to $1.0 billion in the six months ended June 30, 2005 from $367.8 million in the same period in 2004. The increases were primarily due to the ING acquisition and growth in our Life Reinsurance North America segment.

     Earnings per ordinary share

                                             Three months ended             Six months ended
                                           -----------------------      ------------------------
                                            June 30,      June 30,        June 30,      June 30,
                                             2005          2004            2005           2004
                                           ---------     ---------      ----------      --------
 Net income.............................   $   1,591     $   28,671    $   35,011   $   38,764
                                           ==========     ==========    ==========    ==========
 Basic earnings per ordinary share......   $    0.04     $     0.80    $     0.84   $     1.09
                                           ==========     ==========    ==========    ==========
 Diluted earnings per ordinary share....   $    0.03     $     0.77    $     0.76   $     1.04
                                           ==========     ==========    ==========    ==========

 Weighted average number of ordinary
 shares outstanding:
 Basic..................................   43,462,385     35,747,254    41,726,320    35,537,458
                                           ==========     ==========    ==========    ==========
 Diluted................................   47,136,889     37,328,448    46,179,275    37,279,282
                                           ==========     ==========    ==========    ==========

     Net income for the quarter ended June 30, 2005 decreased 94% to $1.6 million from $28.7 million in the same quarter in 2004. The decrease is primarily attributable to the change in value of embedded derivatives which was a gain of $14.6 million in the quarter ended June 30, 2004 in comparison with a loss of $22.1 million in the quarter ended June 30, 2005. The change in value of the embedded derivatives is dependent on changes in both interest rates and credit spreads. The gain in the quarter ended June 30, 2004 was attributable principally to increases in interest rates. The loss in the quarter ended June 30, 2005 is attributable to decreases in interest rates and widening of credit spreads. In addition, in 2005 we have an additional embedded derivative as a result of the ING acquisition. This decrease in net income is offset by increases due to the ING acquisition and continued growth in our Life Reinsurance North America Segment. Higher than expected mortality in North America of approximately $11.2 million (after taxes) for the quarter ended June 30, 2005 also resulted in decreased earnings. Increases in operating expenses, costs of the collateral finance facilities and interest expense also contributed to the decrease in net income in the quarter.

     Diluted earnings per ordinary share amounted to $0.03 for the quarter ended June 30, 2005 and $0.77 in the same period in 2004, a decrease of 96%. Diluted earnings per ordinary share decreased as a result of the decline in net income discussed above and an increase in the number of ordinary shares outstanding. The diluted weighted average number of ordinary shares outstanding has increased from 37,328,448 at June 30, 2004 to 47,136,889 at June 30, 2005 principally as a result of the issuance of shares to the Cypress Entities, as discussed in Notes 9 and 10 to the Consolidated Financial Statements.

     Net income for the six months ended June 30, 2005 decreased by 9.7% to $35.0 million from $38.8 million in the prior year period. The decrease is attributable to the change in value of embedded derivatives which was a gain of $6.0 million in the six months ended June 30, 2004 in comparison with a

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


loss of $16.6 million in the six months ended June 30, 2005. This decrease is offset by increases due to the ING acquisition and continued growth in our Life Reinsurance North America segment.

Segment Operating Results

Life Reinsurance North America

                                             Three months ended         Six months ended
                                           -----------------------    ---------------------
                                            June 30,      June 30,      June 30,   June 30,
                                             2005          2004          2005        2004
                                           ---------     ---------    ----------   --------
Premiums earned .......................   $ 410,687     $ 127,272     $ 848,560   $ 232,874
Investment income, net ................      80,956        50,979       158,487      98,386
Fee income ............................       2,007         2,248         4,907       4,350
Realized gains (losses) ...............       2,208        (1,552)        3,650         140
Change in value of embedded
derivatives, net ......................     (22,120)       14,610       (16,635)      5,964
                                          ----------    ----------    ----------  ---------
Total revenues ........................     473,738       193,557       998,969     341,714
                                          ----------    ----------    ----------  ---------

Claims and other policy benefits ......     293,599       102,485       637,787     178,078
Interest credited to interest
sensitive contract liabilities ........      31,723        25,465        62,365      49,658
Acquisition costs and other
insurance expenses, net ...............     119,737        35,701       208,793      65,236
Operating expenses ....................      10,221         4,142        21,894       9,105
Collateral finance facilities expense..      10,448             -        16,633           -
Interest expense ......................       2,657           939         5,365       1,625
                                          ----------    ----------    ----------  ---------
Total benefits and expenses ...........     468,385       168,732       952,837     303,702
                                          ----------    ----------    ----------  ---------
Income before income taxes and
minority interest......................   $   5,353     $  24,825     $  46,132   $  38,012
                                          ==========    ==========    ==========  =========

     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States. The results of the ING acquisition which we acquired on December 31, 2004, are included in the results of this segment for the three and six months ended June 30, 2005. The financial statement impact of the ING acquisition for the three and six month periods is detailed below. Premiums earned, claims and other policy benefits and acquisition costs and other insurance expenses include amounts related to 2005 new business on treaties that remained open to new business after the date of the acquisition. Since this block of business has been combined with our existing North America traditional solutions business, shared operating expenses are not allocated directly to this block.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                        Three months           Six months
                                                           ended                 ended
                                                        June 30, 2005        June 30, 2005
                                                        -------------        -------------
  Premiums earned                                           $ 278,776          $ 567,007
  Investment income, net                                       18,584             36,093
  Realized gains                                                  394              2,294
  Change in value of embedded derivatives, net               (17,616)           (13,231)
                                                            ---------          ---------
  Total revenues                                              280,138            592,163
                                                            ---------          ---------

  Claims and other policy benefits                            183,056            412,544
  Acquisition costs and other insurance expenses, net          77,895            136,379
  Operating expenses                                            4,538              9,690
                                                            ---------          ---------
  Total benefits and expenses                                 265,489            558,613
                                                            ---------          ---------
  Income before income taxes and minority interest          $  14,649          $  33,550
                                                            =========          =========


     Premiums earned in our Life Reinsurance North America Segment during the quarter ended June 30, 2005 increased 223% to $410.7 million in comparison with $127.3 million in the same period in 2004. A significant portion of the increase is due to the ING acquisition, which contributed $278.8 million in earned premiums. The increase is also due to increases in the amounts of life insurance in-force on existing business and on new business written during the year. As of June 30, 2005, we had approximately $1.0 trillion of life reinsurance in force covering 13.9 million lives with an average benefit per life of $74,000 in our North American operations. As of June 30, 2004, we had approximately $298.1 billion of life reinsurance in force in our Life Reinsurance North America Segment covering 7.4 million lives with an average benefit per life of $40,000.

     Net investment income increased by $30.0 million or 59% to $81.0 million for the quarter ended June 30, 2005 from $51.0 million for the same period in the prior year. The increase is due to the growth in our average invested assets. Our total invested assets have increased significantly because of the ING acquisition, growth in our Life Reinsurance North America Segment, investment of the proceeds of our collateral finance facilities and additional trust preferred securities issued in May and December 2004.

     On the portfolio managed by our external investment managers the yields on fixed rate assets were 5.1% at both June 30, 2005 and 2004. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 4.0% as at June 30, 2005 from 2.5% as at June 30, 2004, and the yield on our cash and cash equivalents increased to 2.2% as at June 30, 2005 from 1.0% as at June 30, 2004.

     The change in value of embedded derivatives, net of related deferred amortization costs, arises from the application of Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate and Credit Rate Risk Exposures that are Unrelated or only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). Contracts written on a modified coinsurance or funds withheld coinsurance basis are considered to include embedded derivates. During the three months ended June 30, 2005 the change in value of the embedded derivatives amounted to a loss of $22.1 million. This change in value arose principally because of contracts written on a modified coinsurance basis assumed in the ING acquisition, a decrease in risk free interest rates and widening of credit spreads. The change in value of the embedded

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


derivatives during the period ended June 30, 2004 amounted to a gain of $14.6 million. The gain arose from an increase in risk free interest rates.

     Claims and other policy benefits increased by 186% to $293.6 million for the quarter ended June 30, 2005 from $102.5 million in the same quarter in 2004. The increase is a result of the ING acquisition, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter. During the quarter we experienced higher than expected mortality which resulted in higher claims of approximately $14.0 million. A greater than expected number of large claims were incurred.

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

     Claims and other policy benefits on the ING block of business amounted to $183.1 million in the three month period ended June 30, 2005. The ING block is comprised of life reinsurance treaties that cover individual policies that were issued prior to December 31, 2004 ("2004 issues"), the closing date of the ING acquisition, as well as, policies that were issued after December 31, 2004 ("2005 issues"). 2004 issues are accounted for as the purchase of a business pursuant to SFAS 141 "Business Combinations" ("SFAS 141"). 2005 issues are accounted for as new business under SFAS 60 "Accounting and Reporting by Insurance Enterprises". In accordance with SFAS 141, deferred acquisition costs are not recorded on 2004 issues. Since the purchase, we have estimated the portion of the business related to 2004 issues and 2005 issues based on information received from ceding companies. These estimates will continue to be revised as we receive detailed policy-level detail from our ceding companies that allows a more precise allocation of business between 2004 and 2005 issues. As a result, for the second quarter of 2005, we revised our estimate of this allocation with a greater percentage of business allocated to 2004 issues than originally estimated. Accordingly, we increased the amount of business accounted for under purchase accounting principles. During the second quarter, we allocated additional premiums earned of approximately $17.7 million to 2004 issues. As a result, the change in benefit reserves for the three months ended June 30, 2005 decreased and the change in deferred acquisition costs increased by an equivalent amount. In addition, during the quarter we reviewed and revised estimates in respect of certain reserves resulting in a decrease in claims and other policy benefits of $6.7 million.

     For the quarter ended June 30, 2005, interest credited to interest sensitive contract liabilities increased by $6.3 million or 24.6% to $31.7 million from $25.5 million in the same period in 2004. The increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.3 billion at June 30, 2005 in comparison with $3.0 billion at June 30, 2004.

     During the quarter ended June 30, 2005 acquisition costs and other insurance expenses increased by $84.0 million or 235% to $119.7 million from $35.7 million in the same quarter in 2004. The increase was a result of the ING acquisition and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. For the quarter ended June 30, 2005, acquisition costs include letters of credit costs of $7.6 million in respect of business assumed in the ING acquisition. Acquisition costs for the current quarter were impacted by the revision of our estimates of 2005 and 2004 issues on the ING block of business as described above. During this quarter, acquisition costs also include expenses of $2.2 million in respect of revised reporting from a ceding company on a fixed annuity contract.

     Commissions and excise taxes vary with premiums earned. Other insurance expenses include direct and indirect expenses of those departments involved in the marketing, underwriting and issuing of reinsurance treaties. Of these total expenses a portion is deferred and amortized over the life of the

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


reinsurance treaty or, in the case of interest sensitive contracts, in relation to the estimated gross profits in respect of the contracts.

     Operating expenses have increased by 147% to $10.2 million in the quarter ended June 30, 2005 from $4.1 million in the same quarter in 2004. The increase is primarily the result of the ING acquisition and additional personnel and consulting costs incurred as we continue to grow our business. We have increased our head count principally because of hiring additional employees in respect of the acquisition of the ING business. Total employees in this segment have grown from 82 at June 30, 2004 to 197 at June 30, 2005. Included in operating costs for the quarter ended June 30, 2005 are costs of the transition services agreement with ING amounting to $0.7 million. Operating costs in the three months ended June 30, 2004 including $0.8 million in respect of transition services paid to ERC as part of the acquisition of Scottish Re Life Corporation.

     The costs of the collateral finance facilities completed in June 2004 and February 2005 amounted to $10.5 million in the three months ended June 30, 2005. These facilities are described in Note 8 to the Consolidated Financial Statements.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $2.7 million in the quarter ended June 30, 2005 from $0.9 million for the same quarter in 2004, results from the issuance of an additional $82.0 million of these securities in May and December 2004.

     Premiums earned in our Life Reinsurance North America Segment during the six months ended June 30, 2005 increased 264% to $848.6 million in comparison with $232.9 million in the same period in 2004. A significant portion of the increase is due to the ING acquisition, which contributed $567.0 million in earned premiums. The remaining increase is due to the increase in the number of client ceding companies and the increase in business from these clients in our Life Reinsurance North America Segment.

     Net investment income increased by $60.1 million or 61.1% to $158.5 million for the six months ended June 30, 2005 from $98.4 million for the prior year period. The increase is due to the growth in our average invested assets. Our total invested assets have increased significantly because of the ING acquisition, growth in our Life Reinsurance North America Segment, investment of the proceeds of our collateral finance facilities and additional trust preferred securities issued in May and December 2004.

     The yields on fixed rate assets in the portfolio managed by our external investment managers were 5.1% both at June 30, 2005 and 2004. Yields on the majority of the floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 4.0% from 2.5%, and the yield on our cash and cash equivalents increased to 2.2% from 1.0%.

     During the six months ended June 30, 2005 the change in value of embedded derivatives amounted to a loss of $16.6 million. This change in value arose principally because of contracts written on a modified coinsurance basis assumed in the ING acquisition, a decrease in risk free interest rates and widening of credit spreads. The change in value of the embedded derivatives during the six months ended June 30, 2004 amounted to a gain of $6.0 million. The gain arose from an increase in risk free interest rates.

     Claims and other policy benefits increased by 258% to $637.8 million during the six months ended June 30, 2005 from $178.1 million in the same period in 2004. The increase is a result of the ING acquisition, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter. During the six months ended June 30, 2005 we experienced higher than expected mortality which resulted in higher claims of approximately $14.0 million. A greater than expected number of large claims were incurred. In addition during the period we reviewed and revised estimates in respect of certain reserves resulting in a decrease in claims and other policy benefits of $4.9 million.

     For the six months ended June 30, 2005, interest credited to interest sensitive contract liabilities increased by $12.7 million or 26% to $62.4 million from $49.7 million in the same period in 2004. The increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.3 billion at June 30, 2005 in comparison with $3.0 billion at June 30, 2004.

     During the six months ended June 30, 2005 acquisition costs and other insurance expenses increased by $143.6 million or 220% to $208.8 million from $65.2 million in the same period in 2004. The increase was a result of the ING acquisition and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. For the six months ended June 30, 2005, acquisition costs include letters of credit costs of $14.5 million in respect of business assumed in the ING acquisition. During this period, acquisition costs also include expenses of $2.2 million in respect of revised reporting from a ceding company on a fixed annuity contract.

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

     Operating expenses increased by 140% to $21.9 million during the six months ended June 30, 2005 from $9.1 million in the same period in 2004. The increase is principally the result of the ING acquisition. These costs include the cost of the transition services agreement with ING that amounted to $2.7 million in the six month period ended June 30, 2005. Additional personnel costs have also been incurred as we continue to grow our business. We have increased our headcount principally because of hiring additional employees in respect of the acquisition of the ING business. Total employees in this segment have grown from 82 at June 30, 2004 to 197 at June 30, 2005. Operating costs in the six months ended June 30, 2004 inlcuded $1.7 million in respect of transition services paid to ERC as part of the acquisition of Scottish Re Life Corporation.

     The costs of the collateral finance facilities completed in June 2004 and February 2005, amounted to $16.6 million in the six months ended June 30, 2005. These facilities are described in Note 8 to the Consolidated Financial Statements.

     Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $5.4 million for the six months ended June 30, 2005 from $1.6 million in the same period in 2004, results from the issuance of an additional $82.0 million of these securities in May and December 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


 Life Reinsurance International

                                           Three months ended        Six months ended
                                         ----------------------  -----------------------
                                          June 30,     June 30,    June 30,     June 30,
                                            2005         2004        2005        2004
                                         ----------  ----------  ----------  -----------
  Premiums earned .....................   $ 27,938    $ 28,708    $ 55,315    $ 56,453
  Investment income, net ..............      2,352       3,574       4,942       5,722
  Realized gains (losses) .............         88       (189)         585       (340)
                                          --------    --------    --------    --------
  Total revenues ......................     30,378      32,093      60,842      61,835
                                          --------    --------    --------    --------

  Claims and other policy benefits ....     17,894      20,503      36,979      40,077
  Acquisition costs and other insurance
  expenses, net .......................      3,975       1,334       7,612       3,983
  Operating expenses ..................      7,285       3,757      13,134       8,166
                                          --------    --------    --------    --------
  Total benefits and expenses .........     29,154      25,594      57,725      52,226
                                          --------    --------    --------    --------
  Income before income taxes ..........   $  1,224    $  6,499    $  3,117    $  9,609
                                          ========    ========    ========    ========


     Our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance.

     Premiums earned in our Life Reinsurance International Segment during the quarter ended June 30, 2005 decreased 3% to $27.9 million in comparison with $28.7 million in the same period in 2004. During 2004, we reviewed the pricing and profitability of all contracts written in this segment. As a result we decided not to renew treaties which did not meet our return hurdles. Premiums earned in the quarter ended June 30, 2004 included $1.3 million due to the recapture of a portfolio by a ceding company.

     Investment income in the quarter ended June 30, 2005 decreased to $2.4 million compared to $3.6 million for the same period in 2004. Investment income in the three months ended June 30, 2004 included $1.1 million in respect of the recapture of a portfolio of business by a ceding company.

     Claims and other policy benefits in our Life Reinsurance International Segment decreased by 13% to $17.9 million in the quarter ended June 30, 2005 from $20.5 million in the same quarter in 2004. During the quarter ended June 30, 2004 we incurred claims and other policy benefits of $1.8 million in respect of the recapture described above. During the quarter ended June 30, 2005 we received additional information from ceding companies which resulted in a review of policy benefits on certain lines of business and a resultant decrease of $6.0 million in claims and other policy benefits. During this quarter we also incurred $2.2 million in respect of large claims.

     Our targeted maximum corporate retention per life in our Life Reinsurance International Segment is $250,000. However, in certain circumstances, we retain amounts in excess of $250,000. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005, provides reinsurance for losses of $57.5 million in excess of $2.5 million, and provides protection for terrorism, nuclear, biological and chemical risks.

     During the quarter ended June 30, 2005, acquisition costs and other insurance expenses increased by $2.6 million or 198% to $4.0 million from $1.3 million in the same period in 2004. Acquisition costs include the amortization of the present value of in-force business. In the quarter ended June 30, 2004 we recognized commission income of $1.8 million arising from a run-off book of business.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     Operating expenses have increased by 94% for the quarter ended June 30, 2005 to $7.3 million from $3.8 million in the same period in 2004. During the quarter ended June 30, 2005 we incurred $1.6 million in consulting fees for the review, design and implementation of processes and controls for our financial statement close process. The remaining increase is principally related to personnel costs, including recruitment costs, professional expenses and depreciation of new computer systems. The number of employees in this segment has grown from 56 at June 30, 2004 to 67 at June 30, 2005. Additional resources have been added as we continue to strive to grow our business in existing and prospective markets.

     Premiums earned in our Life Reinsurance International Segment during the six months ended June 30, 2005 decreased 2% to $55.3 million in comparison with $56.5 million in the same period in 2004. During 2004, we reviewed the pricing and profitability of all contracts written in this segment. As a result we decided not to renew treaties which did not meet our return hurdles. Premiums earned in the six months ended June 30, 2004 included $1.3 million due to the recapture of a portfolio by a ceding company.

     Investment income during the six months ended June 30, 2005 decreased to $4.9 million compared to $5.7 million for the same period in 2004. Investment income in the six months ended June 30, 2004 included $1.1 million in respect of the recapture of a portfolio of business by a ceding company.

        Claims and other policy benefits in our Life Reinsurance International Segment decreased by 8% to $37.0 million in the six months ended June 30, 2005 from $40.1 million in the same period in 2004. During the six month period ended June 30, 2004 we recognized claims and other policy benefits of $1.8 million in respect of the recapture of business described above. During the six month period ended June 30, 2005 we received additional information from ceding companies that resulted in a review of policy benefits on certain lines of business and a resultant decrease of $6.0 million in claims and other policy benefits. During the six months ended June 30, 2005 we also incurred $2.2 million in respect of large claims.

     During the six month period ended June 30, 2005 acquisition costs and other insurance expenses increased by $3.6 million or 91% to $7.6 million from $4.0 million in 2004 due to the payment of profit commissions. During the six month period ended June 30, 2004 we recognized a commission due of $1.8 million arising from a run-off book of business. The remainder of the increase is due to profit commission payments.

     During the six months ended June 30, 2005 operating expenses increased by 61% to $13.1 million from $8.2 million in the same period in 2004. During the six months ended June 30, 2005 we incurred $1.6 million in consulting fees for the review, design and implementation of processes and controls for our financial statement close process. The remaining increase is principally related to personnel costs, including recruitment costs, professional expenses and depreciation of new computer systems. The number of employees in this segment has grown from 56 at June 30, 2004 to 67 at June 30, 2005. Additional resources have been added as we continue to strive to grow our business in existing and prospective markets.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Corporate & Other

                                           Three months ended       Six months ended
                                         ----------------------  ----------------------
                                          June 30,    June 30,    June 30,    June 30,
                                            2005        2004        2005       2004
                                         ----------  ----------  ----------  ----------

Investment income, net ..............   $    246    $    264    $    604    $    811
Fee income ..........................        778         941       1,502       1,791
Realized gains (losses) .............     (1,362)         54          (6)        (66)
                                        ---------   ---------   ---------   ---------
Total revenues ......................       (338)      1,259       2,100       2,536
                                        ---------   ---------   ---------   ---------

Acquisition costs and other
insurance expenses, net .............        514         554       1,033       1,239
Operating expenses ..................      8,994       3,002      16,041       6,484
Collateral finance facilities
expense .............................      1,373           -       2,608           -
Interest expense ....................      2,156       2,057       5,042       4,148
                                        ---------   ---------   ---------   ---------
Total benefits and expenses .........     13,037       5,613      24,724      11,871
                                        ---------   ---------   ---------   ---------
Loss before income taxes ............   $(13,375)   $ (4,354)   $(22,624)   $ (9,335)
                                        =========   =========   =========   =========


     The Corporate & Other Segment is comprised of revenues and expenses not included elsewhere and includes corporate overhead.

     Investment income arises in the Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as we raise capital and deploy it in our operating segments. Fee income and acquisition expenses arise from our wealth management operations.

     Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our Board of Directors and legal and professional fees including those in respect of corporate governance legislation. Operating expenses have increased by 200% to $9.0 million for the quarter ended June 30, 2005 and by 147% to $16.0 million during the six months ended June 30, 2005. The increases are principally due to increased personnel costs, including recruitment and relocation costs, as we continue to grow our business, the costs of option and restricted stock awards granted under our 2004 ECP and consulting fees incurred in respect of the implementation of the requirements of the Sarbanes-Oxley Act of 2002 on the business acquired from ING.

     The collateral finance facilities expense consists of the put premium and amortization of facility costs on the Stingray Pass-Through Trust described in
Note 13 to the Consolidated Financial Statements. This facility has not been utilized and accordingly these costs have not been allocated to our operating segments.

     Interest expense includes interest on the 4.5% senior convertible notes and the 1.0% dividend payable on the convertible preferred shares of our Hybrid Capital Units. In addition interest expense in the six months ended June 30, 2005 included $0.8 million in interest expense on the Cypress Notes. These were converted into Class C Warrants on April 7, 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


Realized gains (losses)

     During the quarter ended June 30, 2005 realized gains amounted to $0.9 million in comparison with realized losses of $1.7 million in the same period in 2004. During the quarter ended June 30, 2005, we recognized losses of $1.2 million in respect of impairments. Included in realized losses is a $2.0 million realized loss resulting from the mark to market of an interest rate swap. This derivative has not been designated as a hedge and, accordingly, changes in fair value are recorded in the determination of net income. These losses were offset by net realized gains on the sales of fixed maturity and preferred stock investments. During the quarter ended June 30, 2004 we recognized impairment losses of $1.2 million.

     During the six months ended June 30, 2005 realized gains amounted to $4.2 million in comparison with realized losses of $0.3 million in the same period in 2004. During the six months ended June 30, 2005 we recognized losses of $2.3 million in respect of impairments. These losses were offset by net realized gains on the sales of fixed maturity and preferred stock investments. During the six months ended June 30, 2004 we recognized impairment losses of $2.0 million. These losses were offset by net realized gains on the sales of fixed maturity investments.

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

     Under Emerging Issues Task Force 99-20: "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets", a decline in fair value below "amortized cost" basis is considered to be an "other than temporary impairment" whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

     The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended June 30, 2005 and 2004.

                                        Three months ended June 30, 2005
               -------------------------------------------------------------------------------------
                 Credit Concern       Relative Value          Tactical                 Total
               -----------------     ----------------     ----------------      --------------------
Days           Proceeds     Loss     Proceeds    Loss     Proceeds    Loss      Proceeds       Loss
               --------     ----     --------    ----     --------    ----      --------       ----
                                             (dollars in thousands)
0-90 ........  $ 17,469   $  (698)   $  7,185   $  (71)   $ 31,192   $  (355)   $ 55,846    $ (1,124)
91-180 ......        65       (57)      5,432      (16)          -          -      5,497         (73)
181-270 .....         -         -         197       (3)          -          -        197          (3)
Greater than
  270 .......         -         -         365       (1)          -          -        365          (1)
               --------   --------   --------   -------   --------   --------   --------    ---------
Total .......  $ 17,534   $  (755)   $ 13,179   $  (91)   $ 31,192   $  (355)   $ 61,905    $ (1,201)
               ========   ========   ========   =======   ========   ========   ========    =========

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                        Three months ended June 30, 2004
               --------------------------------------------------------------------------------
                 Credit Concern       Relative Value          Tactical              Total
               -----------------     ----------------     ----------------    -----------------
Days           Proceeds     Loss     Proceeds    Loss     Proceeds    Loss    Proceeds    Loss
               --------     ----     --------    ----     --------    ----    --------    -----
                                             (dollars in thousands)
0-90 .......   $     -   $     -    $36,237   $(1,118)   $56,567   $(1,065)   $92,804   $(2,183)
91-180 .....     1,695       (89)       736       (30)        50        (1)     2,481      (120)
181-270 ....         -         -        127        (6)         -         -        127        (6)
Greater than
 270 .......         -         -          -         -      1,699       (16)     1,699       (16)
               -------   --------   -------   --------   -------   --------   -------   --------
Total ......   $ 1,695   $   (89)   $37,100   $(1,154)   $58,316   $(1,082)   $97,111   $(2,325)
               =======   ========   =======   ========   =======   ========   =======   ========


                                        Six months ended June 30, 2005
               --------------------------------------------------------------------------------
                 Credit Concern        Relative Value          Tactical                 Total
               -----------------      ----------------     ----------------       ------------------
Days           Proceeds     Loss      Proceeds    Loss      Proceeds    Loss      Proceeds     Loss
               --------     ----      --------    ----      --------    ----      --------     -----
                                             (dollars in thousands)
0-90 .......   $ 19,621   $ (1,000)   $ 18,809   $  (160)   $125,729   $  (963)   $164,159   $ (2,123)
91-180 .....        355        (83)      9,415       (27)          -         -       9,770       (110)
181-270 ....        981        (51)        197        (3)         81        (1)      1,259        (55)
Greater than
 270 .......         54        (11)        365        (1)          -         -         419        (12)
               --------   ---------   --------   --------   --------   --------   --------   --------
Total ......   $ 21,011   $ (1,145)   $ 28,786   $  (191)   $125,810   $  (964)   $175,607   $ (2,300)
               ========   =========   ========   ========   ========   ========   ========   =========


                                        Six months ended June 30, 2004
               -------------------------------------------------------------------------------------
                 Credit Concern       Relative Value            Tactical                Total
               -----------------     ----------------       ----------------       -----------------
Days           Proceeds     Loss     Proceeds    Loss       Proceeds    Loss       Proceeds    Loss
               --------     ----     --------    ----       --------    ----       --------    -----
                                            (dollars in thousands)
0-90 .......   $      -   $    -    $ 36,736   $ (1,129)   $ 66,113   $ (1,089)   $102,849   $ (2,218)
91-180 .....      1,804      (90)     21,328       (251)      4,302         (4)     27,434       (345)
181-270 ....      3,216     (106)        367        (14)        127         (1)      3,710       (121)
Greater than
 270 .......      5,060     (549)        488        (10)      1,698        (17)      7,246       (576)
               --------   --------  --------   ---------   --------   ---------   --------   ---------
Total ......   $ 10,080   $ (745)   $ 58,919   $ (1,404)   $ 72,240   $ (1,111)   $141,239   $ (3,260)
               ========   ========  ========   =========   ========   =========   ========   =========


Income Taxes

     We determine our income tax provision in accordance with SFAS 109 "Accounting for Income Taxes". The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss. These tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from zero to approximately 39%. Income tax expense arises in periods where taxes on subsidiaries with pre-tax income exceeds the tax benefit on subsidiaries with pre-tax losses. An income tax benefit arises in periods where the tax benefit on subsidiaries with pre-tax losses exceeds the taxes on subsidiaries with pre-tax income.

     Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which may have different tax rates. The change in our

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


effective tax rate is due primarily to the relationship of pre-tax income or losses in different jurisdictions. The tax benefit for the three months ended June 30, 2005 was $8.2 million. Of this amount, $3.1 million related to tax benefits arising on realized gains and losses and the change in value of embedded derivatives. Excluding this amount and also excluding the tax benefit of the higher than expected claims in the Reinsurance North America Segment of approximately $2.8 million, the tax benefit for the three month period ended June 30, 2005 amounted to approximately $2.3 million.

     The tax benefit for the six month period ended June 30, 2005 was $8.6 million. Of this amount, $0.8 million related to tax benefits arising on realized gains and losses and the change in value of embedded derivatives. Excluding this amount and also excluding the tax benefit of the higher than expected claims in the Reinsurance North America Segment of approximately $2.8 million, the tax benefit for the six month period ended June 30, 2005 amounted to approximately $5.0 million.



Financial Condition

Investments

     At June 30, 2005, the portfolio controlled by us consisted of $5.5 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $437.2 million represent investments in private securities. Of the total portfolio controlled by us, $5.2 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $296.0 million represented other cash balances. At December 31, 2004, the portfolio controlled by us consisted of $4.3 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $330.3 million represented investments in private securities. Of the total portfolio, $3.5 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $752.5 million represented other cash balances.

     At June 30, 2005, the average Standard & Poor's rating of that portfolio was "AA-", the average effective duration was 3.6 years and the average book yield was 4.6% as compared with an average rating of "AA-", an average effective duration 3.8 years and an average book yield of 4.2% at December 31, 2004. At June 30, 2005, the unrealized appreciation on investments, net of tax, was $38.5 million as compared with unrealized appreciation on investments, net of tax, of $13.7 million at December 31, 2004. The unrealized appreciation (depreciation) on investments is included in our Consolidated Balance Sheet as part of shareholders' equity.

     In the table below are the total returns earned by our portfolio for the three months ended June 30, 2005, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed, to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                                   June 30, 2005
                                                                   -------------
              Portfolio performance.............................       2.59%
              Customized index..................................       2.69%
              Lehman Brothers Global Bond Index.................      -0.5 %
              S&P 500...........................................       1.37%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                     June 30, 2005        December 31, 2004
                                                  -------------------    -------------------
       Ratings                                       $ in                  $ in
                                                   millions      %       millions       %
                                                  ----------   ------    ---------    ------
       AAA....................................    $ 2,141.4     38.8%      1,754.2     41.1%
       AA.....................................        751.7     13.6         451.1     10.5
       A......................................      1,642.6     29.8       1,284.0     30.1
       BBB....................................        954.8     17.3         750.5     17.6
       BB or below............................         28.0      0.5          30.3      0.7
                                                  ---------    ------    ---------    ------
       Total..................................    $ 5,518.5    100.0%    $ 4,270.1    100.0%
                                                  =========    ======    =========    ======

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                     June 30, 2005       December 31, 2004
                                                  -------------------   ------------------
       Sector                                      $ in                 $ in
                                                   millions       %      millions     %
                                                  ----------   ------   ----------  ------
       U.S. Treasury securities and U.S.
          government agency obligations.....      $    81.5      1.5%   $    89.5     2.1%
       Corporate securities.................        1,926.3      34.9     1,618.3     37.9
       Municipal bonds......................           38.2       0.7        20.8      0.5
       Mortgage and asset backed securities.        3,049.0      55.3     1,663.8     39.0
       Preferred stock......................          154.5       2.8       125.2      2.9
                                                  ---------    ------   ---------   ------
                                                    5,249.5      95.2     3,517.6     82.4
       Cash.................................          269.0       4.8       752.5     17.6
                                                  ---------    ------   ---------   ------
       Total................................      $ 5,518.5    100.0%   $ 4,270.1   100.0%
                                                  =========    ======   =========   ======

     The data in the tables above exclude other investments and assets held by ceding insurers under modified coinsurance agreements.

     At June 30, 2005, our fixed income portfolio had 2,363 positions and $13.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.4 million. There were $79.2 million of unrealized gains on the remainder of the portfolio. There were 50 private securities in an unrealized loss position totaling $1.0 million. At December 31, 2004, our fixed income portfolio had 1,773 positions and $12.0 million of gross unrealized losses. No single position had an unrealized loss greater than $0.9 million. There were $42.1 million of unrealized gains on the remainder of the portfolio. There were 44 private securities in an unrealized loss position totaling $0.7 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     The composition by category of securities that have an unrealized loss at June 30, 2005 and December 31, 2004 are presented in the tables below.

                                                               June 30, 2005
                                               ----------------------------------------------
                                                Estimated                Unrealized
                                                Fair Value       %          Loss         %
                                               ------------   ------     -----------  -------
                                                            Dollars in thousands
Corporate securities........................  $    390,236       22.4%   $  (3,737)    28.3%
Other structured securities.................       857,252       49.3       (4,698)    35.6
Collateralized mortgage obligations.........       291,120       16.7       (1,631)    12.4
Governments.................................        43,035        2.5         (394)     3.0
Municipal bonds.............................         7,171        0.4         (104)     0.8
Preferred stock ............................        56,027        3.2       (1,428)    10.8
Mortgage backed securities..................        95,583        5.5       (1,199)     9.1
                                              ------------      ------   ----------   -------
Total.......................................  $  1,740,424      100.0%   $ (13,191)   100.0%
                                              ============      ======   ==========   =======


                                                               December 31, 2004
                                               ----------------------------------------------
                                                Estimated                Unrealized
                                                Fair Value       %          Loss          %
                                               ------------   ------     -----------  -------
                                                              Dollars in thousands
Other structured securities...................  $  339,441     33.3%      $  (5,526)     45.9%
Corporate securities..........................     292,441     28.7          (2,834)     23.5
Collateralized mortgage obligations...........     229,168     22.5          (1,925)     16.0
Governments...................................      51,123      5.0            (139)      1.2
Municipal.....................................      12,130      1.2            (158)      1.3
Preferred stock...............................      35,462      3.5            (641)      5.3
Mortgage backed securities....................      58,670      5.8            (825)      6.8
                                                ----------    ------      ----------    ------
Total.........................................  $1,018,435    100.0%      $ (12,048)    100.0%
                                                ==========    ======      ==========    ======

     The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                                       June 30, 2005
                            --------------------------------------------------------------------
                                                     Estimated              Unrealized
       Days                 Book Value       %       Fair Value      %         Loss          %
       ----                 ----------     -----     ----------    -----    ----------     -----
                                                   Dollars in thousands
       0-90..............    $ 758,014      43.2%    $ 755,464     43.4%    $  (2,550)     19.3%
       91-180............      490,197      28.0       486,175     27.9        (4,022)     30.5
       181-270...........      197,032      11.2       195,295     11.2        (1,737)     13.2
       271-360...........       73,085       4.2        72,707      4.2          (378)      2.9
       Greater than 360..      235,287      13.4       230,783     13.3        (4,504)     34.1
                           -----------     ------   ----------    ------    ----------    ------
       Total.............  $ 1,753,615     100.0%   $1,740,424    100.0%    $ (13,191)    100.0%
                           ===========     ======   ==========    ======    ==========    ======

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                     December 31, 2004
                            --------------------------------------------------------------------
                                                     Estimated              Unrealized
       Days                 Book Value       %       Fair Value      %         Loss          %
       ----                 ----------     -----     ----------    -----    ----------     -----
                                                   Dollars in thousands
       0-90 .............   $   471,909     45.8%   $   468,924     46.0%   $  (2,985)      24.8%
       91-180............       154,062     14.9        153,237     15.0         (825)       6.8
       181-270...........       231,798     22.5        229,026     22.5       (2,772)      23.0
       271-360...........        86,468      8.4         84,142      8.3       (2,326)      19.3
       Greater than 360..        86,246      8.4         83,106      8.2       (3,140)      26.1
                            -----------    ------   -----------    ------   ----------     ------
       Total ............   $ 1,030,483    100.0%   $ 1,018,435    100.0%   $ (12,048)     100.0%
                            ===========    ======   ===========    ======   ==========     ======


     Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $0.6 million at June 30, 2005 and $2.1 million at December 31, 2004. Unrealized losses on non-investment grade securities amounted to $1.1 million and $2.1 million at June 30, 2005 and December 31, 2004, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.5 million at June 30, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for a period greater than one year, of which $0.2 million at June 30, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for periods greater than 2 years.

     The following tables illustrate the industry analysis of the unrealized losses at June 30, 2005 and December 31, 2004.

                                                         June 30, 2005
                            ---------------------------------------------------------------------
                                Amortized               Estimated             Unrealized
                                  Cost          %       Fair Value      %        Loss         %
                            ----------------  -----    ------------  ------   -----------   -----
 Industry                                             Dollars in thousands
 Mortgage and asset
   backed securities......      $ 1,251,483    71.4%   $ 1,243,955     71.5%   $  (7,528)    57.1%
 Banking..................           84,544     4.8         83,593      4.8         (951)     7.2
 Communications...........           60,077     3.4         59,053      3.4       (1,024)     7.8
 Financial Other..........           40,422     2.3         39,916      2.3         (506)     3.8
 Finance Companies .......           35,286     2.0         34,982      2.0         (304)     2.3
 Consumer Noncyclical ....           34,321     2.0         33,998      2.0         (323)     2.5
 Insurance................           27,038     1.5         26,745      1.5         (293)     2.2
 Other....................          220,444    12.6        218,182     12.5       (2,262)    17.1
                                -----------   ------   -----------    ------   ----------   ------
 Total....................      $ 1,753,615   100.0%   $ 1,740,424    100.0%   $ (13,191)   100.0%
                                ===========   ======   ===========    ======   ==========   ======

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                                     December 31, 2004
                            --------------------------------------------------------------------
                                Amortized               Estimated             Unrealized
                                  Cost          %       Fair Value      %        Loss         %
                            ----------------  -----    ------------  ------   -----------   -----
 Industry                                             Dollars in thousands
 Mortgage and asset
  backed securities....      $  635,556      61.7%   $  627,279      61.6%   $   (8,277)     68.7%
 Banking ..............          89,131       8.7        88,371       8.7          (760)      6.3
 Insurance ............          30,229       2.9        29,831       2.9          (398)      3.3
 Financial Other ......          30,081       2.9        29,645       2.9          (436)      3.6
 Brokerage ............          25,071       2.4        24,893       2.4          (178)      1.5
 Financial Companies...          24,293       2.4        24,080       2.4          (213)      1.8
 Communications .......          16,734       1.6        16,503       1.6          (231)      1.9
 Other ................         179,388      17.4       177,833      17.5        (1,555)     12.9
                             ----------     ------   ----------     ------   -----------    ------
 Total ................      $1,030,483     100.0%   $1,018,435     100.0%   $  (12,048)    100.0%
                             ==========     ======   ==========     ======   ===========    ======


The expected maturity dates of securities that have an unrealized loss at June 30, 2005 and December 31, 2004 are presented in the table below.

                                                              June 30, 2005
                               ---------------------------------------------------------------------
                                   Amortized               Estimated             Unrealized
Maturity                             Cost          %       Fair Value      %        Loss         %
--------                       ----------------  -----    ------------  ------   -----------   -----
                                                        Dollars in thousands
Due in one year or less.......    $   191,154     10.8%   $   189,746     10.8%   $  (1,408)    10.7%
Due in one through five years.      1,137,765     64.9      1,130,480     65.0       (7,285)    55.2
Due in five through ten years.        320,237     18.3        318,156     18.3       (2,081)    15.8
Due after ten years...........        104,459      6.0        102,042      5.9       (2,417)    18.3
                                  -----------    ------   -----------    ------   ----------   ------
Total.........................    $ 1,753,615    100.0%   $ 1,740,424    100.0%   $ (13,191)   100.0%
                                  ===========    ======   ===========    ======   ==========   ======


                                ----------------------------------------------------------------------
                                                           December 31, 2004
                                ----------------------------------------------------------------------
                                                            Estimated              Unrealized
   Maturity                         Book Value       %      Fair Value      %         Loss        %
   --------                     ----------------  -----    ------------  ------    -----------   -----
                                                           Dollars in thousands
   Due in one year or less......   $   162,787     15.8%   $  160,087     15.7%   $   (2,700)     22.4%
   Due in one through five years       532,436     51.7       527,660     51.8        (4,776)     39.6
   Due in five through ten years       256,319     24.9       252,939     24.9        (3,380)     28.1
   Due after ten years..........        78,941      7.6        77,749      7.6        (1,192)      9.9
                                   -----------    ------   ----------    ------    ----------    ------
   Total........................   $ 1,030,483    100.0%   $1,018,435    100.0%    $ (12,048)    100.0%
                                   ===========    ======   ==========    ======    ==========    ======



     At June 30, 2005, there were 921 securities with unrealized loss positions all of which were less than $1.0 million. At December 31, 2004, there were 647 securities with unrealized loss positions, all of which were less than $1.0 million.

     At June 30 2005, there was one security with fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.2 million. At December 31, 2004, there were 2 securities

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.9 million.

Funds withheld at interest

     Funds withheld at interest arise on contracts written under modified coinsurance agreements and funds withheld coinsurance agreements. In substance, these agreements are identical to coinsurance treaties except that the ceding company retains control of and title to the assets. The deposits paid to the ceding company by the underlying policyholders are held in a segregated portfolio and managed by the ceding company or by investment managers appointed by us or the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies' statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.

     At June 30, 2005 and December 31, 2004, funds withheld at interest were in respect of 6 contracts with 4 ceding companies. At June 30, 2005, we had three contracts with Lincoln National Insurance Company that accounted for $1.3 billion or 68% of the funds withheld balance. At December 31, 2004, these contracts amounted to $1.3 billion or 63% of the funds withheld balance. Additionally we have one contract with Security Life of Denver International that accounted for $0.6 billion or 29% of the funds withheld balances at June 30, 2005 and $0.5 billion or 27% of funds withheld balances at December 31, 2004. The remaining contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.0 billion at both June 30, 2005 and December 31, 2004, respectively.

     At June 30, 2005, funds withheld at interest totaled $1.9 billion with an average rating of "A", an average effective duration of 5.2 years and an average book yield of 5.8% as compared with an average rating of "A+", an average effective duration of 3.9 years and an average book yield of 5.2% at December 31, 2004. The change in rating, duration and yield reflected the deployment of cash in 2005 into fixed income investments. The funds withheld are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.9 billion and $2.1 billion at June 30, 2005 and at December 31, 2004, respectively.

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

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                                 June 30, 2005           December 31, 2004
                                          -------------------------   ------------------------
        Ratings                             $ in millions      %       $ in millions      %
        -------                           -----------------  ------   ---------------  -------
        AAA..............................   $   444.1        22.9%      $   692.6       33.3%
        AA...............................        91.1         4.7            85.0        4.1
        A................................       558.4        28.8           527.7       25.4
        BBB..............................       637.4        32.9           579.7       27.9
        BB or below......................        82.8         4.3            63.3        3.1
                                            ---------       ------      ---------      ------
                                              1,813.8        93.6         1,948.3       93.8
        Commercial mortgage loans........       125.9         6.4           129.9        6.2
                                            ---------       ------      ---------      ------
        Total............................   $ 1,939.7       100.0%      $ 2,078.2      100.0%
                                            =========       ======      =========      ======

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                                 June 30, 2005          December 31, 2004
                                          -------------------------  ------------------------
        Sector                              $ in millions      %      $ in millions      %
        -------                           -----------------  ------  ---------------  -------
        U.S. Treasury securities and
          U.S. government agency
          obligations..................     $     31.9       1.6%      $    39.7       1.9%
        Corporate securities...........        1,237.5      63.8         1,096.3      52.8
        Municipal bonds................           30.3       1.6            25.2       1.2
        Mortgage and asset backed
          securities...................          509.4      26.3           314.7      15.1

        Commercial mortgage loans......          125.9       6.5           129.9       6.3
        Cash...........................            4.7       0.2           472.4      22.7
                                            ----------     ------      ---------     ------
        Total.............................  $  1,939.7     100.0%      $ 2,078.2     100.0%
                                            ==========     ======      =========     ======

Liquidity and Capital Resources

Cash flow

     Cash provided by operating activities amounted to $183.0 million in the first six months of 2005 in comparison with cash of $27.6 million used by operating activities in the same period of 2004. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. In 2004, operating cash flow was impacted by settlement of a tax liability of approximately $23.0 million. This outflow is not expected to recur. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition by us in December 2003. When adjusted for this payment, cash flows used in operations in the first six months of 2004 were $4.6 million compared to cash provided by operations of $183.0 million in the same period of 2005. The increase in cash flow from operating activities is principally due to the ING acquisition.

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


Capital

     At June 30, 2005, total capitalization was $1.5 billion compared to $1.3 billion at December 31, 2004. Total capitalization is analyzed as follows:

                                                     June 30, 2005       December 31, 2004
                                                     -------------       -----------------
                                                            (dollars in thousands)
    Shareholders' equity......................     $      1,078,887       $       862,674
    Mezzanine equity..........................              142,753               142,449
    Long-term debt............................              244,500               244,500
    7% Convertible Junior Subordinated Notes..                    -                41,282
                                                   ----------------       ---------------
    Total.....................................     $      1,466,140       $     1,290,905
                                                   ================       ===============

     The increase in shareholders' equity is principally due to the net proceeds of $120.8 million from the offering of perpetual preferred shares, net income for the six months ended June 30, 2005 of $35.0 million, conversion of the 7.0% Convertible Junior Subordinated Notes to ordinary shares of $42.0 million, less dividends paid of $4.4 million and other comprehensive income of $18.4 million. The other comprehensive income consists of the unrealized appreciation on investments and the cumulative translation adjustment arising from the translation of our balance sheet at exchange rates as of June 30, 2005.

     On April 7, 2005, our shareholders approved amendments to our Articles of Association permitting certain affiliates of The Cypress Group to own up to 24.9% of our ordinary shares and the issuance of ordinary shares to the Cypress Entities upon the conversion of the 7.0% Convertible Junior Subordinated Notes. With this shareholder approval, the notes and accrued interest thereon were exchanged for Class C Warrants to purchase 2,170,896 ordinary shares. On May 4, 2005, the Cypress Entities obtained insurance regulatory approval in Delaware and the United Kingdom to hold more than 10% of our outstanding shares. On May 7, 2005 the Class C Warrants were exercised and converted into 5,377,327 ordinary shares. The Cypress Entities now collectively hold 9,330,510 ordinary shares, approximately 20.6% of our issued and outstanding ordinary shares.

     On June 28, 2005, we priced our offering of 5,000,000 non-cumulative perpetual preferred shares and entered into a purchase agreement relating to the shares pursuant to which the underwriters of the offering agreed to purchase the shares. Gross proceeds were $125.0 million and related expenses were $4.2 million. Settlement of the net proceeds occurred on July 6, 2005.

     Dividends on the perpetual preferred shares are non-cumulative. During any dividend period, unless the full dividends for the current dividend period on all outstanding perpetual preferred shares have been declared or paid no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders' equity levels.

     The perpetual preferred shares do not have any maturity date and we are not required to redeem the shares. The perpetual preferred shares are not redeemable prior to July 2010. Subsequent to July 2010, the perpetual preferred shares will be redeemable at our option, in whole or in part, at a redemption price equal to $25.00 per share, plus any declared and unpaid dividends at the redemption date, without accumulation of any undeclared dividends.

     The perpetual preferred shares are unsecured obligations, subordinated to all indebtedness that does not by its terms rank pari passu or junior to the perpetual preferred shares. The holders of the perpetual preferred shares have no voting rights except with respect to certain fundamental changes in the terms of the perpetual preferred shares and in the case of certain dividend non-payments.

     The perpetual preferred shares are rated "BB-" by Standard & Poor's Ratings Services, "Ba1" by Moody's Investors Service, "BB+" by Fitch Ratings and "BB" by A.M. Best Company.

     Long-term debt consists of:

                                                       June 30, 2005         December 31, 2004
                                                  ----------------------   ----------------------
                                                  (dollars in thousands)   (dollars in thousands)
4.5% senior convertible notes due 2022........     $       115,000          $       115,000
Capital securities due 2032...................              17,500                   17,500
Preferred trust securities due 2033...........              20,000                   20,000
Trust preferred securities due 2033...........              10,000                   10,000
Trust preferred securities due 2034...........              32,000                   32,000
Trust preferred securities due 2034...........              50,000                   50,000
                                                   ---------------          ---------------
                                                   $       244,500          $       244,500
                                                   ===============          ===============

     During the six months ended June 30, 2005, we paid quarterly dividends totaling $4.4 million or $0.10 per share on our ordinary shares and Class C Warrants.

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

     o when Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from us or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


          that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

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

Credit Facilities

     In 2004, we closed a collateral finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. The initial scheduled maturity date is March 31, 2009, which is subject to extension by agreement of the parties. In accordance with FIN 46 we are considered to hold a beneficial interest in the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the variable interest entity have no recourse against our general assets.

     On July 18, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited closed an unsecured $200.0 million 3-year credit facility with a syndicate of banks led by Bank of America, N.A. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc, and Scottish Re Limited.

     The facility requires that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of shareholder's equity and uncollateralized assets of 1.2 times borrowings. In addition, the facility requires that we maintain a minimum amount of shareholder's equity and debt to capitalization ratio of less than 30%. Our failure to comply with the requirements of the credit facility

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. Outstanding letters of credit under the former facility and its successor amounted to $35.8 million at June 30, 2005.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At June 30, 2005, there were no borrowings under this agreement.

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

Stingray Pass-Through Trust

     On January 12, 2005, we entered into a put agreement with Investor Trust for an aggregate value of $325.0 million. Under the terms of the put agreement, we have acquired an irrevocable put option to issue funding agreements to Investor Trust in return for a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to the Investor Trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade. The facility matures on January 12, 2015. This transaction provides relief under state insurance regulations in the U.S. for reinsurance obligations under intercompany quota share reinsurance agreements.

     The put premium incurred during the quarter and six months ended June 30, 2005 amounted to $1.2 million and $2.3 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income.

     In accordance with FIN 46, we are not considered to have a variable interest in Investor Trust and as a result we are not required to consolidate the trust.

Orkney Holdings, LLC

     On February 11, 2005, Orkney Holdings, LLC, a newly formed Delaware limited liability company, issued and sold in a private offering an aggregate of $850.0 million of Series A Floating Rate Insured Notes due February 11, 2035. Orkney Holdings, LLC is organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the common shares of Orkney Holdings, LLC are owned by Scottish Re (U.S.), Inc. Proceeds from this offering will fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1,

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


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

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.53%. At June 30, 2005, the interest rate was 4.05%. Any payment of principal of, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc., and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law.

     The Orkney Notes also contain customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

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

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13 a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2005 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

     The 2005 Annual Meeting of Shareholders of the Company was held on May 4, 2005. The following items of business were presented to our shareholders (the "Shareholders"):

                              Election of Directors

        The results of the vote of the Shareholders with respect to the three Class I Directors and one Class III Director were elected as proposed in the Proxy Statement dated April 1, 2005 under the caption titled "Proposal for Election of Directors" were as follows:



------------------------------------------------ ----------------------- ------------------------
                                                  Total Vote For Each      Total Vote Withheld
Name                                                    Director           From Each Director
------------------------------------------------ ----------------------- ------------------------
G. William Caulfeild-Browne                          37,912,384               25,640
------------------------------------------------ ----------------------- ------------------------
Robert M. Chmely                                     37,910,342               27,692
------------------------------------------------ ----------------------- ------------------------
William L. Spiegel                                   37,894,627               43,407
------------------------------------------------ ----------------------- ------------------------
Jean Claude Damerval                                 37,911,777               26,257
------------------------------------------------ ----------------------- ------------------------

                      Ratification of Independent Auditors

     The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young, as the independent auditors for the Company for the fiscal year ending December 31, 2005. The results of the vote of the Shareholders with respect to this selection were as follows:


For:     37,840,960
Against:     94,584
Abstain:      2,490


Item 5. Other Information

        Not applicable.

Item 6. Exhibits

        Exhibits

        Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

3.1 Memorandum of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (6)

3.2 Articles of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (6)

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.3 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.4 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (10)

4.7 Certificate of Designations of Scottish Re Group Limited's Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

4.8 Specimen Stock Certificate for the Company's Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(21)

10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(21)

10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(21)

10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.6      1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).
          (2)(21)

10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(21)

10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K). (3)(21)

10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (7)

10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.11     2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(21)

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(21)

10.13 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.14 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.15 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(21)

10.16 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to

          Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(21)

10.17 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(21)

10.18 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(21)

10.19 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(21)

10.20 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(21)

10.21 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(21)

10.22 Employment Agreement dated February 10, 2003 between Scottish Re (U.S), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(21)

10.23 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(21)

10.24 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.25 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.26 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(21)

10.27 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.28 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.29 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.30 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(21)

10.31 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9,
          2004). (21)

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

10.38 Amendment to Employment Agreement dated as of March 29, 2004, by and among the Company and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (21)

10.39 Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (21)

10.40 Employment Agreement, dated as of January 1, 2005, between Scottish Holdings, Inc. and Gary Dombowsky. (20)(21)

10.41 Amendment to Employment Agreement, dated as of February 7, 2005, between Scottish Re Group Limited and Michael C. French. (20)(21)

10.42 Employment Agreement, dated as of February 1, 2005, between Scottish Re Group Limited and Hugh T. McCormick. (20)(21)

10.43 Employment Agreement, dated as of December 1, 2004, between Scottish Holdings, Inc. and Kenneth R. Stott. (20)(21)

10.44 Credit Agreement, dated as of December 29, 2004, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited as borrowers, Bear Stearns Corporate Lending, Inc. and Wachovia Bank, National Association as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager. (20)

10.45 Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (20)

10.46 Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (20)

10.47 Coinsurance/ Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (20)

10.48 Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company. (20)

10.49 Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited Bermuda and Security Life of Denver Insurance Company. (20)

10.50 Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.)

          Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary. (20)

10.51 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary. (20)

10.52 Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited. (20)

10.53 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited. (20)

10.54 Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited. (20)

10.55 Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary. (20)

10.56 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary. (20)

10.57 Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (20)

10.58 Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (20)

10.59 Form of Remarketing Agreement, between the Company and Lehman Brothers, Inc., as Remarketing Agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.60 Amended and Restated Credit Agreement, dated as of July 14, 2005, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited as Borrowers, Bear Stearns Corporate Lending, Inc., HSBC Bank USA, National Association, and Wachovia Bank, National Association as Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Banc of America Securities LLC as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (17)

10.61 Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on April 1, 2004).

10.62 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (21)

10.63 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (21)

10.64 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (21)

10.65 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (21)

10.66 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (21)

10.67 Employment Agreement, dated as of July 18, 2005, between Scottish Re Group Limited and Dean Miller. (19) (21)

31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.


31.2      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

32.1 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

     --------------------
         (1)      Scottish Re Group Limited's Registration Statement on Form S-1
                  was filed with the SEC on June 19, 1998, as amended.
         (2)      Scottish Re Group Limited's 1999 Annual Report on Form 10-K
                  was filed with the SEC on April 3, 2000.
         (3) Scottish Re Group Limited's 2000 Annual Report on Form 10-K was filed with the SEC on March 30, 2001.
         (4) Scottish Re Group Limited's 2001 Annual Report on Form 10-K was filed with the SEC on March 5, 2002.
         (5) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 31, 2001.
         (6) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on June 2, 2005.
         (7) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 9, 2001.
         (8) Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.

         (9) Scottish Re Group Limited's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.
         (10) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 17, 2003.
         (11) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on January 6, 2004.
         (12) Scottish Re Group Limited's 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.
         (13) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.
         (14) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on May 10, 2004.
         (15) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on October 21, 2004.
         (16) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on July 1, 2005.
         (17) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on July 18, 2005.
         (18) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 8, 2005.
         (19) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 4, 2005.
         (20) Scottish Re Group Limited's 2004 Annual Report on Form 10-K was filed with the SEC on March 18, 2005.
         (21) This exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      SCOTTISH RE GROUP LIMITED

Date: August 9, 2005                  By: /s/ Scott E. Willkomm
                                      -------------------------
                                          Scott E. Willkomm
                                          President  and Chief Executive Officer

Date: August 9, 2005                  By: /s/ Elizabeth A. Murphy
                                      ---------------------------
                                          Elizabeth A. Murphy
                                          Chief Financial Officer