Form 10-Q
period 2005-09-30
SCOTTISH RE GROUP LTD
filed 2005-11-08
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                              __________________

                                    FORM 10-Q

 [X]Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the  registrant  is a shell company (as defined
in Rule 12b-2 of the Exchange Act).  Yes   No X

As of November 3, 2005, the Registrant had 45,631,372 ordinary shares outstanding.

                                Table of Contents


PART I.   FINANCIAL INFORMATION..............................................2

Item 1.   Financial Statements...............................................2

      Consolidated Balance Sheets - September 30, 2005 (unaudited) and
      December 31, 2004......................................................2

      Consolidated Statements of Income - Three and nine months ended
      September 30, 2005 and 2004 (unaudited)................................3

      Consolidated Statements of Comprehensive Income (Loss) - Three and
      nine months ended September 30, 2005 and 2004 (unaudited)..............4

      Consolidated Statements of Shareholders' Equity - Nine months ended
      September 30, 2005 and 2004 (unaudited)................................5

      Consolidated Statements of Cash Flows - Nine months ended September
      30, 2005 and 2004 (unaudited)..........................................6

      Notes to Consolidated Financial Statements (unaudited).................7

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations.............................................19

Item 3.   Quantitative and Qualitative Disclosures About Market Risk........47

Item 4.   Controls and Procedures...........................................47

PART II.  OTHER INFORMATION.................................................49

Item 1.   Legal Proceedings.................................................49

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.......49

Item 3.   Defaults Upon Senior Securities...................................49

Item 4.   Submission of Matters to a Vote of Security Holders...............49

Item 5.   Other Information.................................................49

Item 6.   Exhibits..........................................................49

Item 1.  Financial Statements
                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS

      (Expressed in Thousands of United States dollars, except share data)

                                                          September 30, 2005     December 31,
                                                             (unaudited)            2004
                                                          ------------------    -------------

ASSETS
Fixed maturity investments, available for sale, at
    fair value (Amortized cost $5,073,210;
    2004 - $3,362,929).................................   $    5,062,020       $    3,392,463
Preferred stock, available for sale, at fair value
    (Cost $158,126; 2004 - $124,629)...................          156,422             125,204
Cash and cash equivalents..............................          486,527             794,639
Other investments......................................           49,759              16,250
Funds withheld at interest.............................        1,892,077           2,056,280
                                                          --------------       -------------
    Total investments..................................        7,646,805           6,384,836
Accrued interest receivable............................           41,368              32,092
Reinsurance balances and risk fees receivable..........          522,885             470,817
Deferred acquisition costs.............................          505,506             417,306
Amount recoverable from reinsurers.....................          731,578             774,503
Present value of in-force business.....................           56,763              62,164
Goodwill...............................................           34,125              34,125
Other assets...........................................           63,488              38,926
Current income tax receivable..........................           16,791               7,712
Deferred tax benefit...................................           34,805              15,030
Segregated assets......................................          772,526             783,573
                                                          --------------       -------------
    Total assets.......................................   $   10,426,640           9,021,084
                                                          ==============       =============

LIABILITIES
Reserves for future policy benefits....................   $    3,592,779           3,370,562
Interest sensitive contract liabilities................        3,283,154           3,181,447
Collateral finance facilities..........................        1,050,000             200,000
Accounts payable and other liabilities.................          104,413              68,311
Reinsurance balances payable...........................          161,277             116,589
7.00% Convertible Junior Subordinated Notes............               -               41,282
Long term debt.........................................          244,500             244,500
Segregated liabilities.................................          772,526             783,573
                                                          --------------       -------------
    Total liabilities..................................        9,208,649           8,006,264
                                                          --------------       -------------

MINORITY INTEREST                                                  9,977               9,697
MEZZANINE EQUITY                                                 142,906             142,449
SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01:
    Issued: 45,627,372 shares (2004 - 39,931,145).....               456                 399
Preferred shares, par value $0.01:
    Issued: 5,000,000 shares..........................           125,000                  -
Additional paid-in capital.............................          729,773             684,719
Accumulated other comprehensive income.................            3,704              31,604
Retained earnings......................................          206,175             145,952
                                                          --------------       -------------
    Total shareholders' equity.........................        1,065,108             862,674
                                                          --------------       -------------
Total liabilities, minority interest, mezzanine
equity and shareholders' equity........................   $   10,426,640       $   9,021,084
                                                          ==============       =============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)


                                                        Three months ended           Nine months ended
                                                   ----------------------------  ----------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                       2005           2004           2005           2004
                                                   -------------  -------------  -------------  -------------

Revenues
Premiums earned, net...........................     $  467,907    $  145,928     $ 1,371,782     $  435,254
Investment income, net.........................         92,132        55,519         256,165        160,439
Fee income.....................................          2,801         2,545           9,209          8,686
Realized gains (losses)........................          1,344        (3,398)          5,572         (3,664)
Change in value of embedded derivatives, net...         (2,631)       (5,509)        (19,267)           456
                                                    -----------   -----------    ------------    -----------
    Total revenues.............................        561,553       195,085       1,623,461        601,171
                                                    -----------   -----------    ------------    -----------
Benefits and expenses
Claims and other policy benefits...............        356,127       104,701       1,030,893        322,856
Interest credited to interest sensitive
    contract liabilities.......................         36,724        27,685          99,089         77,342
Acquisition costs and other insurance
    expenses, net .............................         89,027        38,554         306,465        109,012
Operating expenses.............................         32,909        13,214          83,979         36,969
Collateral finance facilities expense..........         13,230         1,385          32,470          1,385
Interest expense...............................          5,690         3,352          16,096          9,126
                                                    -----------   -----------    ------------    -----------
    Total benefits and expenses................        533,707       188,891       1,568,992        556,690
                                                    -----------   -----------    ------------    -----------
Income before income taxes and minority
    interest...................................         27,846         6,194          54,469         44,481
Income tax benefit.............................          6,677         5,401          15,233          6,217
                                                    -----------   -----------    ------------    -----------
Income before minority interest................         34,523        11,595          69,702         50,698
Minority interest..............................          (113)           (17)           (281)          (355)
                                                    -----------   -----------    ------------    -----------
Net income                                              34,410        11,578          69,421         50,343

Dividend declared on non-cumulative
perpetual preferred shares.....................         (2,492)            -          (2,492)             -
                                                    -----------   -----------    ------------    -----------

Net income available to ordinary shareholders..     $   31,918    $   11,578     $    66,929     $   50,343
                                                    ===========   ===========    ============    ===========

Earnings per ordinary share - Basic............     $     0.70    $     0.32     $      1.56     $     1.41
                                                    ===========   ===========    ============    ===========
Earnings per ordinary share - Diluted..........     $     0.66    $     0.31     $      1.42     $     1.35
                                                    ===========   ===========    ============    ===========
Dividends per ordinary share...................     $     0.05    $     0.05     $      0.15     $     0.15
                                                    ===========   ===========    ============    ===========
Weighted average number of ordinary shares
outstanding....................................
Basic..........................................     45,517,832    35,869,413      43,004,046     35,648,913
                                                    ===========   ===========    ============    ===========
Diluted........................................     48,543,262    37,244,288      47,080,247     37,268,420
                                                    ===========   ===========    ============    ===========


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                        Three months ended           Nine months ended
                                                   ----------------------------  ----------------------------
                                                   September 30,  September 30,  September 30,  September 30,
                                                       2005           2004           2005           2004
                                                   -------------  -------------  -------------  -------------

Net income..............................           $    34,410    $    11,578    $    69,421     $   50,343
                                                   ------------   ------------   ------------    ----------
Other comprehensive income, net of
tax and deferred acquisition costs:
    Unrealized appreciation
    (depreciation) on investments net
    of income tax benefit (expense)
    and deferred acquisition costs
    of $34,056, $12,519, $23,173
    and $2,515..........................               (44,580)        40,756        (18,393)         8,582
    Add: reclassification
    adjustment for investment
    gains included in net income........                   (21)        (1,862)        (1,360)        (1,797)
                                                   ------------   ------------   ------------    ----------
Net unrealized appreciation
    (depreciation) .....................               (44,601)        38,894        (19,753)         6,785
Cumulative translation adjustment.......                (1,745)         1,888         (8,147)         1,825
                                                   ------------   ------------   ------------    ----------
Other comprehensive income (loss).......               (46,346)        40,782        (27,900)         8,610
                                                   ------------   ------------   ------------    ----------
Comprehensive income (loss).............           $   (11,936)   $    52,360    $    41,521     $   58,953
                                                   ============   ============   ============    ==========



     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                       Nine months ended
                                                                          -------------------------------------------
                                                                           September 30, 2005     September 30, 2004
                                                                          -------------------     -------------------

Ordinary shares:
     Beginning of period................................................           39,931,145            35,228,411
     Issuance to employees on exercise of options.......................              318,900               677,551
     Issuance on exercise of warrants...................................            5,377,327                     -
                                                                               ---------------        --------------
     End of period......................................................           45,627,372            35,905,962
                                                                               ===============        ==============

Preferred shares:
     Beginning of period................................................                    -                     -
     Perpetual preferred shares issued..................................            5,000,000                     -
                                                                               ---------------        --------------
     End of period......................................................            5,000,000                     -
                                                                               ===============        ==============

Share capital:
Ordinary shares:
     Beginning of period................................................       $          399         $         352
     Issuance to employees on exercise of options.......................                    3                     7
     Issuance on conversion of warrants.................................                   54                     -
                                                                               ---------------        --------------
       End of period....................................................                  456                   359
                                                                               ---------------        --------------

Preferred shares:
     Beginning of period................................................                    -                     -
     Non-cumulative perpetual preferred shares issued...................              125,000                     -
                                                                               --------------         -------------
     End of period......................................................              125,000                     -
                                                                               ---------------        --------------

Additional paid-in capital:
     Beginning of period................................................              684,719               548,750
     Conversion of 7.00% Convertible Junior Subordinated Notes .........               42,061                     -
     Issuance to employees on exercise of options.......................                3,710                 7,246
     Costs of issue of non-cumulative perpetual preferred shares........               (4,588)                    -
     Option and restricted stock unit expense...........................                3,871                   177
                                                                               ---------------        --------------
     End of period......................................................              729,773               556,173
                                                                               ---------------        --------------

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) on investments:
     Beginning of period................................................               13,661                16,848
     Change in period (net of tax and deferred acquisition costs).......              (19,753)                6,785
                                                                               ---------------        --------------
     End of period......................................................               (6,092)               23,633
                                                                               ---------------        --------------
Cumulative translation adjustment:
     Beginning of period................................................               17,943                12,186
     Change in period (net of tax)......................................               (8,147)                1,825
                                                                               ---------------        --------------
     End of period......................................................                9,796                14,011
                                                                               ---------------        --------------
Total accumulated other comprehensive income............................                3,704                37,644
                                                                               ---------------        --------------

Retained earnings:
     Beginning of period................................................              145,952                81,708
     Net income.........................................................               69,421                50,343
     Dividends declared on ordinary shares..............................               (6,706)               (5,349)
     Dividends declared on non-cumulative perpetual preferred shares ...               (2,492)                    -
                                                                               ---------------        --------------
     End of period......................................................              206,175               126,702
                                                                               ---------------        --------------
Total shareholders' equity..............................................       $    1,065,108         $     720,878
                                                                               ===============        ==============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)

                                                                                             Nine months ended
                                                                                     --------------------------------
                                                                                      September 30,     September 30,
                                                                                         2005              2004
                                                                                     ---------------   --------------
Operating activities
Net income....................................................................     $      69,421      $      50,343
Adjustments to reconcile net income to net cash provided by (used in)
operating activities:.........................................................
     Net realized (gains) losses..............................................            (5,572)             3,664
     Change in value of embedded derivatives, net.............................            19,267               (456)
     Amortization of discount (premium) on investments........................            13,900              8,321
     Amortization of deferred acquisition costs...............................            55,417             64,355
     Amortization of present value of in-force business.......................             5,362              5,034
     Changes in assets and liabilities:.......................................
         Accrued interest receivable..........................................            (9,516)            (1,302)
         Reinsurance balances and risk fees receivable........................           (12,731)          (149,139)
         Deferred acquisition costs...........................................          (134,515)          (168,260)
         Deferred tax benefit.................................................            (4,149)           (10,209)
         Other assets.........................................................           (32,488)               (59)
         Current income tax receivable........................................            (8,910)           (26,864)
         Reserves for future policy benefits, net of amounts recoverable
          from reinsurers.....................................................           298,279            169,615
         Interest sensitive contract liabilities, net of funds withheld at
         interest.............................................................            58,113             35,741
         Accounts payable and other liabilities...............................               288             (5,779)
         Other................................................................            12,045              6,636
                                                                                   --------------     --------------
Net cash provided by (used in) operating activities...........................           324,211            (18,359)
                                                                                   --------------     --------------


Investing activities
Purchase of fixed maturity investments........................................        (2,551,109)        (1,538,634)
Proceeds from sales of fixed maturity investments.............................           587,963            498,397
Proceeds from maturity of fixed maturity investments..........................           373,996            257,625
Purchase of preferred stock investments.......................................           (36,736)           (23,662)
Proceeds from sales of preferred stock investments............................             2,612             18,605
Proceeds from maturity of preferred stock investments.........................                 -              4,805
Purchase/sale of other investments............................................           (33,358)                 -
Other.........................................................................            (4,237)               946
                                                                                   --------------     --------------
Net cash used in investing activities.........................................        (1,660,869)          (781,918)
                                                                                   --------------     --------------


Financing activities
Proceeds from collateral finance facility.....................................           850,000            200,000
Issuance of long term debt....................................................                 -             32,000
Deposits to interest sensitive contract liabilities...........................           157,881            518,451
Withdrawals from interest sensitive contract liabilities......................           (96,808)           (59,211)
Proceeds from issuance of ordinary shares.....................................             3,713              7,253
Net proceeds from issuance of perpetual preferred shares......................           120,412                  -
Proceeds from exercise of Class C warrants....................................                54                  -
Dividends paid................................................................            (6,706)            (5,349)
                                                                                   --------------     --------------
Net cash provided by financing activities.....................................         1,028,546            693,144
                                                                                   --------------     --------------
Net change in cash and cash equivalents.......................................          (308,112)          (107,133)
Cash and cash equivalents, beginning of period................................           794,639            298,149
                                                                                   --------------     --------------
Cash and cash equivalents, end of period                                           $     486,527      $     191,016
                                                                                   ==============     ==============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.    Basis of presentation

      Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim periods are not necessarily indicative of the results to be expected for the full year ending December 31, 2005. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2004 Annual Report on Form 10-K for the year ended December 31, 2004 ("2004 Annual Report").

      Consolidation - We consolidate the results of all our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

      Estimates, Risks and Uncertainties - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ from those estimates. The most significant assumptions are for assumed premium, reinsurance liabilities and deferred acquisition costs. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

      All tabular amounts are reported in thousands of United States dollars, except share and per share data, or as otherwise noted.

      Certain prior period amounts have been reclassified to conform to the current period presentation.

2. New Accounting Pronouncements

      In December 2004, the Financial Accounting Standards Board ("FASB") revised Statement of Financial Accounting Standard No. 123, "Accounting for Stock-Based Compensation" ("SFAS No. 123"), by issuing "Share-Based Payment" ("SFAS 123(R)"). SFAS 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which requires us to adopt SFAS No. 123(R) no later than January 1, 2006. We have not completed our evaluation of the impact of the implementation of SFAS No. 123(R).

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. Business acquisition

      On December 31, 2004, we completed the acquisition, through two of our subsidiaries, of the in-force individual life reinsurance business of ING America Insurance Holdings, Inc. ("ING") (the "ING acquisition"). The ING acquisition was accounted for in accordance with SFAS No. 141 "Business Combinations". We received approximately $1.9 billion in assets from ING and recorded a corresponding amount of reserves for future policy benefits and other liabilities. This acquisition is subject to certain post closing adjustments. We are in the process of evaluating and agreeing upon these post closing adjustments and, based on current information, expect to pay an amount of approximately $46.2 million to ING. This amount is recorded in accounts payable and other liabilities.

4. Business segments

      We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our main lines of business are Life Reinsurance North America and Life Reinsurance International, which we identify as separate segments. The segment reporting for the lines of business is as follows:

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

                                                                      Three months ended September 30, 2005
                                                            ---------------------------------------------------------
                                                                 Life Reinsurance
                                                            ------------------------
                                                                 North                     Corporate &
                                                                America     International     Other          Total
                                                             -------------  -------------  ------------    ---------

Premiums earned, net ....................................    $   425,037    $   42,870    $        -    $   467,907
Investment income, net ..................................         88,490         2,734           908         92,132
Fee income ..............................................          2,010             -           791          2,801
Realized gains (losses) .................................           (160)          (82)        1,586          1,344
Change in value of embedded
  derivatives, net ......................................         (2,631)            -             -         (2,631)
                                                             ------------   -----------   -----------   ------------
Total revenues ..........................................        512,746        45,522         3,285        561,553
                                                             ------------   -----------   -----------   ------------

Claims and other policy benefits ........................        330,035        26,092             -        356,127
Interest credited to interest sensitive
  contract liabilities ..................................         36,724             -             -         36,724
Acquisition costs and other insurance
  expenses, net .........................................         78,575         9,933           519         89,027
Operating expenses ......................................         12,981         6,728        13,200         32,909
Collateral finance facilities expense ...................         11,850             -         1,380         13,230
Interest expense ........................................          3,062             -         2,628          5,690
                                                             ------------   -----------   -----------   ------------
Total benefits and expenses .............................        473,227        42,753        17,727        533,707
                                                             ------------   -----------   -----------   ------------
Income (loss) before income taxes and  minority interest.    $    39,519    $    2,769    $  (14,442)   $    27,846
                                                             ============   ===========   ===========   ============


                                                                      Three months ended September 30, 2004
                                                          -----------------------------------------------------------
                                                               Life Reinsurance
                                                          -------------------------
                                                             North                      Corporate &
                                                            America    International       Other              Total
                                                          -----------  -------------    ------------        ---------

Premiums earned, net ...........................       $   119,468      $    26,460      $         -      $   145,928
Investment income, net .........................            53,250            2,105              164           55,519
Fee income .....................................             1,445                -            1,100            2,545
Realized gains (losses) ........................            (1,289)              67           (2,176)          (3,398)
Change in value of embedded
  derivatives, net .............................            (5,509)               -                -           (5,509)
                                                       ------------     -----------      ------------     ------------
Total revenues .................................           167,365           28,632             (912)         195,085
                                                       ------------     -----------      ------------     ------------



                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                                      Three months ended September 30, 2004
                                                          -----------------------------------------------------------
                                                               Life Reinsurance
                                                          -------------------------
                                                             North                      Corporate &
                                                            America    International       Other              Total
                                                          -----------  -------------    ------------        ---------

Claims and other policy benefits ...............            88,070           16,631                -          104,701
Interest credited to interest
  sensitive contract liabilities ...............            27,685                -                -           27,685
Acquisition costs and other
  insurance expenses, net ......................            33,989            4,115              450           38,554
Operating expenses .............................             4,437            4,941            3,836           13,214
Collateral finance facilities expense ..........             1,385                -                -            1,385
Interest expense ...............................             1,266                -            2,086            3,352
                                                       -----------      -----------      ------------     -----------
Total benefits and expenses ....................           156,832           25,687            6,372          188,891
                                                       -----------      -----------      ------------     -----------
Income (loss) before income taxes
  and minority interest ........................       $    10,533      $     2,945      $    (7,284)     $     6,194
                                                       ===========      ===========      ============     ===========

                                                                       Nine months ended September 30, 2005
                                                          -----------------------------------------------------------
                                                               Life Reinsurance
                                                          -------------------------
                                                             North                      Corporate &
                                                            America    International       Other              Total
                                                          -----------  -------------    ------------        ---------

Premiums earned net ............................       $ 1,273,597      $    98,185      $         -      $ 1,371,782
Investment income, net .........................           246,977            7,676            1,512          256,165
Fee income .....................................             6,916                -            2,293            9,209
Realized gains .................................             3,490              502            1,580            5,572
Change in value of embedded
  derivatives, net .............................           (19,267)               -                -          (19,267)
                                                       ------------     -----------      ------------     ------------
Total revenues .................................         1,511,713          106,363            5,385        1,623,461
                                                       ------------     -----------      ------------     ------------

Claims and other policy benefits ...............           967,822           63,071                -        1,030,893
Interest credited to interest
  sensitive contract liabilities ...............            99,089                -                -           99,089
Acquisition costs and other
  insurance expenses, net ......................           287,368           17,545            1,552          306,465
Operating expenses .............................            34,875           19,863           29,241           83,979
Collateral finance facilities
  expense ......................................            28,483                -            3,987           32,470
Interest expense ...............................             8,427                -            7,669           16,096
                                                       ------------     -----------      ------------     ------------
Total benefits and expenses ....................         1,426,064          100,479           42,449        1,568,992
                                                       ------------     -----------      ------------     ------------

Income (loss) before income taxes
  and minority interest ........................       $    85,649      $     5,884      $   (37,064)     $    54,469
                                                       ============     ===========      ============     ============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


                                                                       Nine months ended September 30, 2004
                                                          -----------------------------------------------------------
                                                               Life Reinsurance
                                                          -------------------------
                                                             North                      Corporate &
                                                            America    International       Other              Total
                                                          -----------  -------------    ------------        ---------

Premiums earned, net ...........................       $   352,340      $    82,914      $         -      $   435,254
Investment income, net .........................           151,636            7,828              975          160,439
Fee income .....................................             5,795                -            2,891            8,686
Realized losses ................................            (1,149)            (273)          (2,242)          (3,664)
Change in value of embedded
  derivatives, net .............................               456                -                -              456
                                                       ------------     ------------     ------------     ------------
Total revenues .................................           509,078           90,469            1,624          601,171
                                                       ------------     ------------     ------------     ------------

Claims and other policy benefits ...............           266,147           56,709                -          322,856
Interest credited to interest
  sensitive contract liabilities ...............            77,342                -                -           77,342
Acquisition costs and other
  insurance expenses, net ......................            99,226            8,097            1,689          109,012
Operating expenses .............................            13,543           13,107           10,319           36,969
Collateral finance facilities expense ..........             1,385                -                -            1,385
Interest expense ...............................             2,892                -            6,234            9,126
                                                       ------------     ------------     ------------     ------------
Total benefits and expenses ....................           460,535           77,913           18,242          556,690
                                                       ------------     ------------     ------------     ------------
Income (loss) before income taxes
  and minority interest ........................       $    48,543      $    12,556      $   (16,618)     $    44,481
                                                       ============     ============     ============     ============



           Assets                                                      September 30, 2005     December 31, 2004
                                                                       ------------------     -----------------
           Life Reinsurance
              North America.............................               $     8,841,356         $     7,629,784
              International.............................                       446,582                 396,219
                                                                       ---------------         ---------------
           Total Life Reinsurance.......................                     9,287,938               7,957,156
           Corporate & Other............................                     1,138,702                 995,081
                                                                       ---------------         ---------------
           Total........................................               $    10,426,640         $     9,021,084
                                                                       ===============         ===============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)



 5. Earnings per ordinary share

      The following table sets forth the computation of basic and diluted earnings per ordinary share.

                                                                Three months ended                 Nine months ended
                                                           ------------------------------------------------------------------
                                                           September 30,     September 30,    September 30,     September 30,
                                                               2005              2004             2005              2004
                                                           -------------     -------------    -------------     -------------
Numerator:
Net income ...........................................     $     34,410     $     11,578      $     69,421      $     50,343
Dividend declared on non-cumulative
   perpetual preferred shares ........................           (2,492)               -            (2,492)                -
                                                           -------------    ------------      -------------     ------------
Net income available to ordinary
   shareholders ......................................     $     31,918     $     11,578      $     66,929      $     50,343
                                                           =============    ============      =============     ============
Denominator:
Denominator for basic earnings per
   ordinary share - Weighted average
   number of ordinary shares .........................       45,517,832       35,869,413        43,004,046        35,648,913
Effect of dilutive securities:
   - Stock options and restricted stock units ........        1,170,122          603,525           759,262           735,013
   - Warrants ........................................        1,024,426          771,350         2,645,944           852,223
   - 4.50% senior convertible notes and
   Hybrid Capital Units ..............................          830,882                -           670,995            32,271
                                                           -------------    ------------      -------------     ------------
Denominator for dilutive earnings per
   ordinary share ....................................       48,543,262       37,244,288        47,080,247        37,268,420
                                                           =============    ============      =============     ============
Basic earnings per ordinary share ....................     $       0.70     $       0.32      $       1.56      $       1.41
                                                           =============    ============      =============     ============
Diluted earnings per ordinary share ..................     $       0.66     $       0.31      $       1.42      $       1.35
                                                           =============    ============      =============     ============


 6. Derivatives

      During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The change in fair value of the swap during the quarter ended September 30, 2005 and 2004 amounted to a gain of $1.7 million and a loss of $2.2 million, respectively. The change in fair value of the swap during the nine months ended September 30, 2005 and 2004 amounted to a gain of $1.6 million and a loss of $2.2 million, respectively. These gains and losses are included in realized gains (losses) in the consolidated statements of income.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


      7.  Collateral finance facilities

      In 2004, we entered into a collateral finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FASB Interpretation 46, "Consolidation of Variable Interest Entities, an Interpretation of ARB No. 51" ("FIN 46") we are considered to hold the primary beneficial interest in the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments. Our consolidated statements of income show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the variable interest entity have no recourse against our general assets.

      On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company, issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney Holdings, LLC is organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the common shares of Orkney Holdings, LLC are owned by Scottish Re (U.S.), Inc. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

      The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. Both principal and interest payments on the Orkney Notes are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard and Poor's and "Aaa" by Moody's.

      Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At September 30, 2005, the interest rate was 4.6%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law.

      The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes.

      Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

      In accordance with FIN 46, we are considered to hold the primary beneficial interest in Orkney Holdings, LLC, which is in turn considered to be a variable interest entity. As a result, Orkney Holdings, LLC has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

8. Convertible Junior Subordinated Debentures

      On December 31, 2004, we issued to Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (collectively, the "Cypress Entities") $41.3 million aggregate principal amount of 7.00% Convertible Junior Subordinated Notes (the "Cypress Notes") with a maturity date of December 31, 2034.

      On April 7, 2005, our shareholders approved the conversion of the Cypress Notes and accrued interest thereon resulting in the issuance of 2,170,896 Class C Warrants. These warrants were subsequently exercised, as discussed in Note 9.

9.  Shareholders' equity

      During the quarter ended September 30, 2005 and 2004, respectively, we issued 173,900 and 77,500 ordinary shares to employees upon the exercise of stock options. During the nine months ended September 30, 2005 and 2004, respectively, we issued 318,900 and 677,551 ordinary shares to employees upon the exercise of stock options.

      We issued to the Cypress Entities on December 31, 2004:

          (i)  3,953,183 ordinary shares, par value $0.01 per share;

          (ii) Class C Warrants to purchase 3,206,431 ordinary shares; and

          (ii) the Cypress Notes discussed in Note 8.

      The Class C Warrants were exercisable on receipt of shareholder and regulatory approvals. On April 7, 2005, our shareholders approved the conversion of the Cypress Notes into 2,170,896 Class C Warrants. All regulatory approvals were obtained on May 4, 2005 and all of the Class C Warrants were converted into 5,377,327 ordinary shares.

      At September 30, 2005, there were 45,627,372 outstanding ordinary shares.


10.  Preferred Shares

      On June 28, 2005, we priced our offering of 5,000,000 non-cumulative perpetual preferred shares and entered into a purchase agreement relating to the shares pursuant to which the underwriters of the offering agreed to purchase the shares. Gross proceeds were $125.0 million and related expenses were $4.6 million. Settlement of the net proceeds occurred on July 6, 2005.

      Dividends on the perpetual preferred shares are payable on a non-cumulative basis at a rate per annum of 7.25% until the dividend payment date in July 2010. Thereafter, the dividend rate may be at a fixed rate determined through remarketings of the perpetual preferred shares for specific periods of varying length not less than six months or may be at a floating rate reset quarterly based on a predefined set of interest rate benchmarks. During any dividend period, unless the full dividends for the current dividend

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

period on all outstanding perpetual preferred shares have been declared or paid, no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders' equity levels.

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

      The perpetual preferred shares are unsecured and subordinated to all indebtedness that does not by its terms rank pari passu or junior to the perpetual preferred shares. The holders of the perpetual preferred shares have no voting rights except with respect to certain fundamental changes in the terms of the perpetual preferred shares and in the case of certain dividend non-payments.

      The perpetual preferred shares are rated "BB-" by Standard & Poor's, "Ba1" by Moody's, "BB+" by Fitch Ratings and "BB" by A.M. Best Company.

      On September 29, 2005 a dividend of $0.4984 per perpetual preferred share was declared. This dividend, in an aggregate amount of $2.5 million, was paid on October 15, 2005.

      11.  Stock option plans

      We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively, the "Plans") and an equity incentive compensation plan (the "2004 ECP"). The Plans and the 2004 ECP allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants.

      Prior to January 1, 2003, we applied Accounting Principles Board Opinion No. 25 in accounting for our stock plans and, accordingly, no compensation cost was recognized for our stock options in the financial statements. For issuances under employee stock plans after January 1, 2003, we followed the provisions of SFAS No. 123, as amended by SFAS No. 148, ("Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123") ("SFAS No. 148"), when recording compensation expense. Had we determined compensation cost based on the fair value at the grant date for all stock option grants under SFAS No. 148, our net income and earnings per share would have been reduced to the pro forma amounts indicated below.

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

      Our pro forma information is as follows:


                                                                       Three months ended             Nine months ended
                                                                   ---------------------------   ----------------------------
                                                                   September 30,  September 30,  September 30,  September 30,
                                                                        2005          2004           2005            2004
                                                                   -------------  -------------  -------------  -------------
Net income - as reported .......................................     $ 34,410       $ 11,578       $ 69,421       $ 50,343
Dividend declared on non-cumulative
    perpetual preferred shares ................................        (2,492)             -         (2,492)             -
                                                                     ---------      ---------      ---------      ---------
Net income available to ordinary
    shareholders ...............................................       31,918         11,578         66,929         50,343

Stock-based employee compensation cost,
    net of related tax effects, included in the
    determination of net income as reported ....................        1,397            127          3,871            177
Stock-based employee compensation cost, net of
    related tax effects, that would have been
    included in the determination of net income
    if the fair value based method had been
    applied to all awards ......................................       (1,549)          (305)        (4,427)        (1,028)
                                                                     ---------      ---------      ---------      ---------
Net income -- pro forma ........................................     $ 31,766       $ 11,400       $ 66,373       $ 49,492
                                                                     =========      =========      =========      =========

                                                                   ---------------------------   ----------------------------
                                                                       Three months ended             Nine months ended
                                                                   ---------------------------   ----------------------------
                                                                   September 30,  September 30,  September 30,  September 30,
                                                                        2005          2004           2005            2004
                                                                   -------------  -------------  -------------  -------------
Basic earnings per ordinary share -- as reported ...............     $   0.70       $   0.32       $   1.56       $   1.41
Basic earnings per ordinary share --  pro forma ................     $   0.70       $   0.32       $   1.54       $   1.39
Diluted earnings per ordinary share -- as reported .............     $   0.66       $   0.31       $   1.42       $   1.35
Diluted earnings per ordinary share -- pro forma ...............     $   0.65       $   0.31       $   1.41       $   1.33

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

      12. Stingray Pass-Through Trust

      On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Investor Trust") for an aggregate value of $325.0 million. Under the terms of the put agreement, we have acquired an irrevocable put option to issue funding agreements to Investor Trust in return for a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Investor Trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a ratings downgrade. The facility matures on January 12, 2015. This transaction also provides collateral for Scottish Re (U.S.), Inc.
for reinsurance obligations under intercompany quota share reinsurance agreements and at September 30, 2005, $50.0 million was in use for this purpose.

      The put premium incurred during the three and nine months ended September 30, 2005 amounted to $1.2 million and $3.5 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income.

      In accordance with FIN 46, we are not considered to have the primary beneficial interest in Investor Trust and as a result we are not required to consolidate Investor Trust.

 13. Credit Facilities

      On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving, unsecured senior credit facility with a syndicate of banks. This facility replaced a 364-day facility which was due to mature in October 2005. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited.

      On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased, at our option, to an aggregate principal amount of $50.0 million. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited.

      The financial covenants of these facilities require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholder's equity and maintain the ratio of unencumbered assets to aggregate borrowings under the facilities of 1.2 times borrowings. In addition, these facilities also require Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders' equity and a debt to capitalization ratio of less than 30%. For purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded.

      Failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At September 30, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraph. There were no outstanding borrowings at September 30, 2005. Outstanding letters of credit under these facilities amounted to $40.9 million at September 30, 2005.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

 14. Mediation

      On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at December 31, 2004. Mediation is tentatively scheduled to begin in December 2005.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

      This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and notes thereto, presented under Item 7 and Item 8, respectively, of our Form 10-K for the year ended December 31, 2004. All amounts are reported in thousands of United States dollars, except per share amounts.

Overview

      See "Overview" in Item 7 of our Form 10-K for the year ended December 31, 2004.

      On December 31, 2004, we completed the acquisition of the in-force individual life reinsurance business of ING. We have reinsured the liabilities of all of ING's individual life reinsurance business through a coinsurance transaction. ING transferred to us assets of approximately $1.9 billion. Certain of these assets will be held in trust to secure the reserve obligations of the business. Additionally, ING transferred certain operating assets associated with the business. The ING acquisition is subject to certain post closing adjustments. We are in the process of evaluating and agreeing upon these post closing adjustments and, based on current information, expect to pay an amount of approximately $46.2 million to ING. This amount is recorded in accounts payable and other liabilities.

Critical Accounting Policies

      See the discussion of our Critical Accounting Policies in Item 7 of our Form 10-K for the year ended December 31, 2004. That discussion is updated for disclosures set forth below.

Consolidation and Variable Interest Entities

      In January 2003, the FASB issued FIN 46, which provides a framework for identifying variable interest entities and determining when a company should include its assets, liabilities, non-controlling interests and results of activities in its consolidated financial statements. A variable interest entity is a legal structure used to conduct activities or hold assets that either (1) has an insufficient amount of equity to carry out its principal activities without additional subordinated financial support, (2) has a group of equity owners that are unable to make significant decisions about its activities, or
(3) has a group of equity owners that do not have the obligation to absorb losses or the right to receive returns generated by its operations. FIN 46 requires a variable interest entity to be consolidated if a party with an ownership, contractual or other financial interest in the variable interest entity is obligated to absorb a majority of the risk of loss from the variable interest entity's activities, is entitled to receive a majority of the variable interest entity's residual returns, or both. A variable interest holder that consolidates the variable interest entity is called the primary beneficiary.

      We are the primary beneficiary of the collateral finance facilities discussed in Note 7 to the Consolidated Financial Statements, and have consolidated the variable interest entities in accordance with FIN 46. The Investor Trust, discussed in Note 12 to the Consolidated Financial Statements, is a

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


variable interest entity but we are not considered to be the primary beneficiary of interest in the Investor Trust. Accordingly, it is not consolidated in accordance with FIN 46.

Results of Operations

Consolidated results of operations

      Our results of operations for the three and nine months ended September 30, 2004 do not include the results of the ING acquisition, which was completed on December 31, 2004.

                                                        Three months ended             Nine months ended
                                                  -----------------------------   -----------------------------
                                                  September 30,   September 30,    September 30,  September 30,
                                                      2005            2004             2005           2004
                                                  -------------   -------------   --------------  -------------
Premiums earned, net ...........................  $    467,907    $    145,928    $  1,371,782    $    435,254
Investment income, net .........................        92,132          55,519         256,165         160,439
Fee income .....................................         2,801           2,545           9,209           8,686
Realized gains (losses) ........................         1,344          (3,398)          5,572          (3,664)
Change in value of embedded
derivatives, net ...............................        (2,631)         (5,509)        (19,267)            456
                                                  -------------   -------------   -------------   -------------
Total revenues .................................       561,553         195,085       1,623,461         601,171
                                                  -------------   -------------   -------------   -------------

Claims and other policy benefits ...............       356,127         104,701       1,030,893         322,856
Interest credited to interest
sensitive contract liabilities .................        36,724          27,685          99,089          77,342
Acquisition costs and other insurance
expenses, net ..................................        89,027          38,554         306,465         109,012
Operating expenses .............................        32,909          13,214          83,979          36,969
Collateral finance facilities expense ..........        13,230           1,385          32,470           1,385
Interest expense ...............................         5,690           3,352          16,096           9,126
                                                  -------------   -------------   -------------   -------------
Total benefits and expenses ....................       533,707         188,891       1,568,992         556,690
                                                  -------------   -------------   -------------   -------------
Income before income taxes and
minority interest ..............................        27,846           6,194          54,469          44,481
Income tax benefit .............................         6,677           5,401          15,233           6,217
                                                  -------------   -------------   -------------   -------------
Income before minority interest ................        34,523          11,595          69,702          50,698
Minority interest ..............................          (113)            (17)           (281)           (355)
                                                  -------------   -------------   -------------   -------------
Net income .....................................        34,410          11,578          69,421          50,343


Dividend declared on non-cumulative
perpetual preferred shares .....................        (2,492)              -          (2,492)              -
                                                  -------------   -------------   -------------   -------------

Net income available to ordinary
shareholders ...................................  $     31,918    $     11,578    $     66,929    $     50,343
                                                  =============   =============   =============   =============

      Total revenues increased by 188% to $561.6 million in the quarter ended September 30, 2005 from $195.1 million in the same period of 2004. The increase in net premiums earned is primarily due to the ING acquisition and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in investment income is due to growth in our invested assets, which arises from business growth, invested assets acquired as a result of the ING acquisition, the additional $230.0 million in capital raised to support the ING acquisition, the assets raised through our collateral finance facilities in February 2005 and the proceeds from the issuance of the non-cumulative perpetual preferred shares in July 2005.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Total benefits and expenses increased by 182% to $533.7 million in the quarter ended September 30, 2005 from $188.9 million in the same period in 2004. The increase was due to the ING acquisition and continued growth in our Life Reinsurance North America segment. In addition, the increase was due to higher operating costs as we continued to expand our corporate infrastructure in response to our recent and anticipated future growth, professional fees incurred in connection with the implementation of the requirements of the Sarbanes-Oxley Act of 2002 on the business acquired from ING, collateral finance facilities expenses and increased interest expense due to rising interest rates on the trust preferred securities.

      Total revenues increased by 170% to $1.6 billion in the nine months ended September 30, 2005 from $601.2 million in the same period of 2004. Total benefits and expenses increased by 182% to $1.6 billion in the nine months ended September 30, 2005 from $556.7 million in the same period in 2004. The increases were primarily due to the ING acquisition and growth in our Life Reinsurance North America segment.

Earnings per ordinary share

                                              Three months ended              Nine months ended
                                        -----------------------------   ----------------------------
                                        September 30,   September 30,   September 30,  September 30,
                                            2005            2004            2005           2004
                                        -------------   -------------   -------------  -------------
Net income ..........................   $     34,410    $      11,578    $    69,421    $     50,343

Dividend declared on non-cumulative
perpetual preferred shares ..........         (2,492)               -         (2,492)              -
                                        -------------   -------------    ------------   ------------

Net income available to ordinary
shareholders ........................   $     31,918    $      11,578    $    66,929    $     50,343
                                        =============   =============    ============   ============

Basic earnings per ordinary share....   $       0.70    $        0.32    $      1.56    $       1.41
                                        =============   =============    ============   ============

Diluted earnings per ordinary
share ...............................   $       0.66    $        0.31    $      1.42    $       1.35
                                        =============   =============    ============   ============

Weighted average number of ordinary
shares outstanding:

Basic ...............................     45,517,832       35,869,413     43,004,046      35,648,913
                                        =============   =============    ============   ============

Diluted .............................     48,543,262       37,244,288     47,080,247      37,268,420
                                        =============   =============    ============   ============

      Net income available to ordinary shareholders for the quarter ended September 30, 2005 increased 175% to $31.9 million from $11.6 million in the same quarter in 2004. This increase in net income is principally due to the ING acquisition and the continued growth in our Life Reinsurance North America Segment. The increase in net income was offset, in part, by the dividend declared on the non-cumulative perpetual preferred shares, increases in operating expenses, costs of the collateral finance facilities and interest expense.

      Diluted earnings per ordinary share amounted to $0.66 for the quarter ended September 30, 2005 and $0.31 in the same period in 2004, an increase of 113%. Diluted earnings per ordinary share increased as a result of the increase in net income available to ordinary shareholders discussed above, as offset by an increase in the weighted average number of ordinary shares outstanding. The diluted weighted average number of ordinary shares outstanding has increased from 37,244,288 at September 30, 2004 to 48,543,262 at September 30, 2005
principally as a result of the issuance of shares to the Cypress Entities, as discussed in Notes 8 and 9 to the Consolidated Financial Statements.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Net income available to ordinary shareholders for the nine months ended September 30, 2005 increased by 33% to $66.9 million from $50.3 million in the prior year period. The increase is due to the ING acquisition and continued growth in our Life Reinsurance North America segment, as offset by $19.8 million negative change in the value of embedded derivatives, increases in operating expenses, costs of the collateral finance facilities, interest expense and the dividend declared on the non-cumulative preferred shares.

Segment Operating Results

Life Reinsurance North America

                                                Three months ended           Nine months ended
                                           ----------------------------   ------------------------
                                           September 30,  September 30,  September 30,  September 30,
                                               2005           2004           2005           2004
                                           -------------  -------------  -------------  -------------
Premiums earned, net ..................    $   425,037    $   119,468    $ 1,273,597    $   352,340
Investment income, net ................         88,490         53,250        246,977        151,636
Fee income ............................          2,010          1,445          6,916          5,795
Realized gains (losses) ...............           (160)        (1,289)         3,490         (1,149)
Change in value of embedded
derivatives, net.......................         (2,631)        (5,509)       (19,267)           456
                                           ------------   ------------   ------------   ------------
Total revenues ........................        512,746        167,365      1,511,713        509,078
                                           ------------   ------------   ------------   ------------

Claims and other policy benefits ......        330,035         88,070        967,822        266,147
Interest credited to interest
sensitive contract liabilities ........         36,724         27,685         99,089         77,342
Acquisition costs and other insurance
expenses, net .........................         78,575         33,989        287,368         99,226
Operating expenses ....................         12,981          4,437         34,875         13,543
Collateral finance facilities expense..         11,850          1,385         28,483          1,385
Interest expense ......................          3,062          1,266          8,427          2,892
                                           ------------   ------------   ------------   ------------
Total benefits and expenses ...........        473,227        156,832      1,426,064        460,535
                                           ------------   ------------   ------------   ------------
Income before income taxes and
minority interest .....................    $    39,519    $    10,533    $    85,649    $    48,543
                                           ============   ============   ============   ============


      In our Life Reinsurance North America Segment, we reinsure life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States. The results of the ING acquisition, which we completed on December 31, 2004, are included in the results of this segment for the three and nine months ended September 30, 2005. The financial statement impact of the ING acquisition for the three and nine month periods is detailed below. Net premiums earned, claims, other policy benefits and acquisition costs and other insurance expenses include amounts related to 2005 new business on treaties that remained open to new business after the date of the acquisition. Since this block of business has been combined with our existing North America traditional solutions business, shared operating expenses are not allocated directly to this block.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
                                                   Three months     Nine months
                                                      ended            ended
                                                   September 30,   September 30,
                                                      2005             2005
                                                   -------------   -------------
Premiums earned, net .............................  $   295,102    $   862,109
Investment income, net ...........................       19,105         55,198
Realized gains (losses) ..........................         (903)         1,392
Change in value of embedded derivatives, net .....       (2,832)       (16,063)
                                                    ------------   ------------
Total revenues ...................................      310,472        902,636
                                                    ------------   ------------

Claims and other policy benefits .................      226,592        639,137
Acquisition costs and other insurance
expenses, net.....................................       51,035        187,414
Operating expenses ...............................        4,813         14,503
                                                    ------------   ------------
Total benefits and expenses ......................      282,440        841,054
                                                    ------------   ------------
Income before income taxes and minority interest..  $    28,032    $    61,582
                                                    ============   ============


      Net premiums earned in our Life Reinsurance North America Segment during the quarter ended September 30, 2005 increased 256% to $425.0 million in comparison with $119.5 million in the same period in 2004. A significant portion of the increase is due to the ING acquisition, which contributed $295.1 million in earned premiums. The increase is also due to increases in the amounts of life insurance in-force on existing business and on new business written during the year. As of September 30, 2005, we had approximately $1.0 trillion of gross life reinsurance in force covering 13.9 million lives with an average benefit per life of $74,000 in our North American operations. As of September 30, 2004, we had approximately $307.4 billion of gross life reinsurance in force in our Life Reinsurance North America Segment covering 7.5 million lives with an average benefit per life of $41,000.

      Net investment income increased by $35.3 million or 66% to $88.5 million for the quarter ended September 30, 2005 from $53.2 million for the same period in the prior year. The increase is due to the growth in our average invested assets. Our total invested assets have increased significantly because of the ING acquisition, growth in our Life Reinsurance North America Segment, investment of the proceeds of our collateral finance facilities and additional trust preferred securities issued in December 2004.

      On the portfolio managed by our external investment managers, the yields on fixed rate assets were 5.1% at both September 30, 2005 and 2004. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 4.4% at September 30, 2005 from 3.0% at September 30, 2004, and the yield on our cash and cash equivalents increased to 3.4% at September 30, 2005 from 1.3% at September 30, 2004.

      The change in value of embedded derivatives, net of related deferred amortization costs and taxes, arises from the application of Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates both Interest Rate and Credit Rate Risk Exposures that are Unrelated or only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36"). Contracts written on a modified coinsurance or funds withheld coinsurance basis are considered to include embedded derivatives. During the three months ended September 30, 2005, the change in value of the embedded derivatives amounted to a loss of $2.6 million. This change in value arose principally because of contracts written on a modified coinsurance basis assumed in the ING acquisition, an increase in risk free interest rates and exposure to changing credit spreads. The change in value of the

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

embedded derivatives during the quarter ended September 30, 2004 amounted to a loss of $5.5 million. The loss arose from a decrease in risk free interest rates.

      Claims and other policy benefits increased by 275% to $330.0 million for the quarter ended September 30, 2005 from $88.1 million in the same quarter in 2004. The increase is a result of the ING acquisition, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above.

      Effective January 1, 2005, we raised our maximum per life retention and newly written business to $1.0 million from $0.5 million in our Life Reinsurance North America Segment on any one life was increased to $1.0 million. For periods up to December 31, 2004 we ceded amounts in excess of $500,000. Our retention on business acquired in the ING acquisition, effective, is $2.0 million per life. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which effective January 1, 2005, provides reinsurance for losses of $50.0 million in excess of $10.0 million, and provides protection for terrorism, nuclear, biological and chemical risks.

      Claims and other policy benefits on the ING block of business amounted to $226.6 million in the three month period ended September 30, 2005. The ING block is comprised of life reinsurance treaties that cover individual policies that were issued prior to December 31, 2004 ("2004 issues"), the closing date of the ING acquisition, as well as, policies that were issued after December 31, 2004 ("2005 issues"). 2004 issues are accounted for as the purchase of a business pursuant to SFAS No. 141 "Business Combinations" ("SFAS No. 141"). 2005 issues are accounted for as new business under SFAS No. 60 "Accounting and Reporting by Insurance Enterprises". In accordance with SFAS No. 141, deferred acquisition costs are not recorded on 2004 issues. Since the purchase, we have estimated the portion of the business related to 2004 issues and 2005 issues based on information received from ceding companies. These estimates have continued to be revised as we received detailed policy-level detail from our ceding companies that allowed a more precise allocation of business between 2004 and 2005 issues. As a result, consistent with the prior quarter, we have received further client reporting of actual new business production and completed our 2004 issues adjustments under purchase accounting principles for this new business during the quarter. Subsequent to these adjustments, the benefit ratios for the first, second and third quarters of 2005 were 76.5%, 74.3% and 74.6%, respectively.

      For the quarter ended September 30, 2005, interest credited to interest sensitive contract liabilities increased by $9.0 million or 33% to $36.7 million from $27.7 million in the same period in 2004. The increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.3 billion at September 30, 2005 in comparison with $3.1 billion at September 30, 2004.

      During the quarter ended September 30, 2005, acquisition costs and other insurance expenses increased by $44.6 million or 131% to $78.6 million from $34.0 million in the same quarter in 2004. The increase was a result of the ING acquisition and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. Acquisition costs for the current quarter were impacted by the revision of our estimates of 2004 and 2005 issues on the ING block of business as described above. Subsequent to these adjustments, the acquisition cost ratios for the first, second and third quarters of 2005 were 18.6%, 20.9% and 17.1%, respectively.

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

      Operating expenses have increased by 193% to $13.0 million in the quarter ended September 30, 2005 from $4.4 million in the same quarter in 2004. The increase is primarily the result of the ING acquisition and additional personnel and consulting costs incurred as we continue to expand our infrastructure in response to our recent and anticipated growth. We have increased our head count principally because of hiring additional employees in respect of the acquisition of the ING business. Total employees in this segment have grown from 80 at September 30, 2004 to 211 at September 30, 2005.

      The costs of the collateral finance facilities completed in June 2004 and February 2005 amounted to $11.8 million in the three months ended September 30, 2005 in comparison with $1.4 million in the three months ended September 30, 2004. These facilities are described in Note 7 to the Consolidated Financial Statements.

      Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $3.1 million in the quarter ended September 30, 2005 from $1.3 million for the same quarter in 2004, results from the issuance of an additional $50.0 million of these securities in December 2004 and an increase in interest rates.

      Net premiums earned in our Life Reinsurance North America Segment during the nine months ended September 30, 2005 increased 261% to $1.3 billion in comparison with $352.3 million in the same period in 2004. A significant portion of the increase is due to the ING acquisition, which contributed $862.1 million in earned premiums. The increase is also due to increases in the amounts of life insurance in-force on existing business and new business written during the year.

      Net investment income increased by $95.4 million or 63% to $247.0 million for the nine months ended September 30, 2005 from $151.6 million for the prior year period. The increase is due to the growth in our average invested assets. Our total invested assets have increased significantly because of the ING acquisition, growth in our Life Reinsurance North America Segment, investment of the proceeds of our collateral finance facilities and additional trust preferred securities issued in December 2004.

      The yields on fixed rate assets in the portfolio managed by our external investment managers were 5.1% at both September 30, 2005 and 2004. Yields on the majority of the floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 4.4% at September 30, 2005 from 3.0% at September 30, 2004 and the yield on our cash and cash equivalents increased to 3.4%, as at September 30, 2005 from 1.3% at September 30, 2004.

      During the nine months ended September 30, 2005, the change in value of embedded derivatives amounted to a loss of $19.3 million. This change in value arose principally because of contracts written on a modified coinsurance basis assumed in the ING acquisition, a decrease in risk free interest rates and exposure to changing credit spreads. The change in value of the embedded derivatives during the nine months ended September 30, 2004 amounted to a gain of $0.4 million. The gain arose from an increase in risk free interest rates.

      Claims and other policy benefits increased by 264% to $967.8 million during the nine months ended September 30, 2005 from $266.1 million in the same period in 2004. The increase is a result of the ING acquisition, the increased number of clients and the increase in our traditional solutions business from these clients in our Life Reinsurance North America Segment as described above. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

subject to fluctuation from quarter to quarter. During the nine months ended September 30, 2005, we experienced higher than expected mortality due to a greater than expected number of large claims which were incurred during the second quarter of 2005. In addition during the period we reviewed and revised estimates in respect of certain reserves resulting in a decrease in claims and other policy benefits of $4.9 million.

      For the nine months ended September 30, 2005, interest credited to interest sensitive contract liabilities increased by $21.8 million or 28% to $99.1 million from $77.3 million in the same period in 2004. The increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $3.3 billion at September 30, 2005 in comparison with $3.1 billion at September 30, 2004.

      During the nine months ended September 30, 2005, acquisition costs and other insurance expenses increased by $188.2 million or 190% to $287.4 million from $99.2 million in the same period in 2004. The increase was a result of the ING acquisition and the increased life and annuity business in our Life Reinsurance North America Segment as discussed above. During this period, acquisition costs also include expenses of $2.2 million in respect of revised reporting from a ceding company on a fixed annuity contract.

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

      Operating expenses increased by 158% to $34.9 million during the nine months ended September 30, 2005 from $13.5 million in the same period in 2004. The increase is principally the result of the ING acquisition. These costs include the cost of the transition services agreement with ING that amounted to $3.1 million in the nine month period ended September 30, 2005. Additional personnel costs have also been incurred as we continue to grow our business. We have increased our headcount principally because of hiring additional employees in respect of the acquisition of the ING business. Total employees in this segment have grown from 80 at September 30, 2004 to 211 at September 30, 2005. Operating costs in the nine months ended September 30, 2004 included $2.4 million in respect of transition services paid to ERC as part of the acquisition of Scottish Re Life Corporation.

      The costs of the collateral finance facilities completed in June 2004 and February 2005, amounted to $28.5 million in the nine months ended September 30, 2005 in comparison with $1.4 million in the prior year period. The increase is due to the collateral facility costs of the Orkney Notes. These facilities are described in Note 7 to the Consolidated Financial Statements.

      Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $8.4 million for the nine months ended September 30, 2005 from $2.9 million in the same period in 2004, results from the issuance of an additional $50.0 million of these securities in December 2004.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

 Life Reinsurance International

                                         Three months ended             Nine months ended
                                    ----------------------------  ----------------------------
                                    September 30,  September 30,  September 30,  September 30,
                                        2005           2004           2005           2004
                                    -------------  -------------  -------------  -------------
Premiums earned, net .............  $     42,870   $     26,460   $     98,185   $     82,914
Investment income, net ...........         2,734          2,105          7,676          7,828
Realized gains (losses) ..........           (82)            67            502           (273)
                                    -------------  -------------  -------------  -------------
Total revenues ...................        45,522         28,632        106,363         90,469
                                    -------------  -------------  -------------  -------------

Claims and other policy benefits..        26,092         16,631         63,071         56,709
Acquisition costs and other
insurance expenses, net ..........         9,933          4,115         17,545          8,097
Operating expenses ...............         6,728          4,941         19,863         13,107
                                    -------------  -------------  -------------  -------------
Total benefits and expenses ......        42,753         25,687        100,479         77,913
                                    -------------  -------------  -------------  -------------
Income before income taxes .......  $      2,769   $      2,945   $      5,884   $     12,556
                                    =============  =============  =============  =============

      Prior to 2005, our Life Reinsurance International Segment specializes in niche markets in developed countries and broader life insurance markets in the developing world and focuses on the reinsurance of short term group life policies and aircrew "loss of license" insurance. In 2005, our Life Reinsurance International Segment became actively engaged in the reinsurance of U.K. and Irish protection business and has been actively seeking to reinsure U.K. and Irish annuity products. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment.

      Net premiums earned in our Life Reinsurance International Segment during the quarter ended September 30, 2005 increased 62% to $42.9 million in comparison with $26.5 million in the same period in 2004. During 2004, we reviewed the pricing and profitability of all contracts written in this segment. As a result, we decided not to renew treaties which did not meet our return hurdles. Premiums earned in the quarter included $9.0 million due to revised reporting received on our share of two Lloyd's of London life syndicates. In addition, the quarter included an increase in premium accruals based on improved underlying data of $3.0 million.

      Investment income in the quarter ended September 30, 2005 increased to $2.7 million compared to $2.1 million for the same period in 2004. The increase is due to the investment of the proceeds of additional capital received from Scottish Re Group Limited in December 2004 and June 2005.

      Claims and other policy benefits in our Life Reinsurance International Segment increased by 57% to $26.1 million in the quarter ended September 30, 2005 from $16.6 million in the same quarter in 2004. Claims and other policy benefits in the quarter included $5.3 million due to revised reporting received on our share of two Lloyd's of London life syndicates.

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

      During the quarter ended September 30, 2005, acquisition costs and other insurance expenses increased by $5.8 million or 141% to $9.9 million from $4.1 million in the same period in 2004. Acquisition costs include the amortization of the present value of in-force business. Acquisition costs for the quarter included $4.0 million due to revised reporting received on our share of two Lloyd's of London life syndicates and an uncollectible receivable of $1.2 million.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Operating expenses have increased by 37% for the quarter ended September 30, 2005 to $6.7 million from $4.9 million in the same period in 2004. During the quarter ended September 30, 2005, we incurred $1.1 million in consulting fees for the review, design and implementation of processes and controls for our financial statement close process. The remaining increase is principally related to personnel costs and professional expenses. The number of employees in this segment has grown as we continue to strive to grow our business in existing and prospective markets.

      Net premiums earned in our Life Reinsurance International Segment during the nine months ended September 30, 2005 increased 18% to $98.2 million in comparison with $82.9 million in the same period in 2004. Premiums earned in the period included $9.0 million due to revised reporting received on our share of two Lloyd's of London life syndicates. In addition, the period included a revision to premium accruals based on improved underlying data of $3.0 million. Premiums earned in the nine months ended September 30, 2004 included $1.3 million due to the recapture of a portfolio by a ceding company.

      Investment income during the nine months ended September 30, 2005 decreased to $7.7 million compared to $7.8 million for the same period in 2004. Investment income in the nine months ended September 30, 2004 included $1.1 million in respect of the recapture of a portfolio of business by a ceding company, as offset by the investment income earned in the current period on capital received from us in December 2004 and June 2005.

      Claims and other policy benefits in our Life Reinsurance International Segment increased by 11% to $63.1 million in the nine months ended September 30, 2005 from $56.7 million in the same period in 2004. During the nine-month period ended September 30, 2004, we recognized claims and other policy benefits of $1.8 million in respect of the recapture of business described above. During the nine-month period ended September 30, 2005, additional information was received from ceding companies that resulted in a review of policy benefits on certain lines of business and a decrease of $6.0 million in claims and other policy benefits, as offset by the impact of higher premium levels during the period. In addition, we also incurred $2.2 million in respect of large claims and $5.3 million due to revised reporting received on our share of two Lloyd's of London life syndicates.

      During the nine-month period ended September 30, 2005, acquisition costs and other insurance expenses increased by $9.4 million or 116% to $17.5 million from $8.1 million in 2004. During the nine-month period ended September 30, 2005, we recognized $4.0 million due to revised reporting received on our share of two Lloyd's of London life syndicates and an uncollectible receivable of $1.2 million. During the nine-month period ended September 30, 2004, we recognized a commission due of $1.8 million arising from a run-off book of business. The remainder of the increase is due to profit commission payments.

      During the nine months ended September 30, 2005, operating expenses increased by 52% to $19.9 million from $13.1 million in the same period in 2004. During the nine months ended September 30, 2005, we incurred $2.7 million in consulting fees for the review, design and implementation of processes and controls for our financial statement close process. The remaining increase is principally related to personnel costs, including recruitment costs, professional expenses and depreciation of new computer systems. The number of employees in this segment has grown as we continue to strive to grow our business in existing and prospective markets.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Corporate & Other

                                        Three months ended             Nine months ended
                                   ----------------------------  ----------------------------
                                   September 30,  September 30,  September 30,  September 30,
                                       2005           2004           2005           2004
                                   -------------  -------------  -------------  -------------
Investment income, net .........   $        908   $        164   $      1,512   $        975
Fee income .....................            791          1,100          2,293          2,891
Realized gains (losses) ........          1,586         (2,176)         1,580         (2,242)
                                   -------------  -------------  -------------  -------------
Total revenues .................          3,285           (912)         5,385          1,624
                                   -------------  -------------  -------------  -------------

Acquisition costs and other
insurance expenses, net ........            519            450          1,552          1,689
Operating expenses .............         13,200          3,836         29,241         10,319
Collateral finance facilities
expense ........................          1,380              -          3,987              -
Interest expense ...............          2,628          2,086          7,669          6,234
                                   -------------  -------------  -------------  -------------
Total benefits and expenses ....         17,727          6,372         42,449         18,242
                                   -------------  -------------  -------------  -------------
Loss before income taxes .......   $    (14,442)  $     (7,284)  $    (37,064)  $    (16,618)
                                   =============  =============  =============  =============


      The Corporate & Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance segments and it includes corporate overhead.

      Investment income arises in the Corporate & Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as we raise capital and deploy it in our operating segments. Fee income and acquisition expenses arise from our wealth management operations.

      Operating expenses include the costs of running our principal office in Bermuda, compensation costs for our Board of Directors and legal and professional fees, including those in respect of corporate governance legislation. Operating expenses have increased by 247% to $13.2 million for the quarter ended September 30, 2005 and by 183% to $29.2 million during the nine months ended September 30, 2005. The increases are principally due to increased personnel costs, including recruitment and relocation costs, as we continue to grow our business, the costs of option and restricted stock awards granted under our 2004 ECP and consulting fees of approximately $4.0 million incurred in respect of the implementation of the requirements of the Sarbanes-Oxley Act of 2002 on the business acquired from ING.

      The collateral finance facilities expense consists of the put premium and amortization of facility costs on the Stingray Pass-Through Trust described in
Note 12 to the Consolidated Financial Statements.

      Interest expense includes interest on the 4.5% senior convertible notes and the 1.0% dividend payable on the convertible preferred shares of our Hybrid Capital Units. In addition, interest expense in the nine months ended September 30, 2005 included $ 0.8 million in interest expense on the Cypress Notes. These were converted into Class C Warrants on April 7, 2005.

Realized gains (losses)

      During the quarter ended September 30, 2005, realized gains amounted to $1.3 million in comparison with realized losses of $3.4 million in the same period in 2004. During the quarter ended

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

September 30, 2005, we did not recognize any other than temporary impairments. Included in realized gains and losses is a gain of $1.7 million for the quarter ended September 30, 2005 and a loss of $2.2 million for the same period in 2004, resulting from the mark to market of an interest rate swap. This derivative has not been designated as a hedge and, accordingly, changes in fair value are recorded in the determination of net income. These losses were offset by net realized losses on the sales of fixed maturity and preferred stock investments of $0.4 million. During the quarter ended September 30, 2004, we recognized other than temporary impairments of $1.2 million.

      During the nine months ended September 30, 2005, realized gains amounted to $5.6 million in comparison with realized losses of $3.7 million in the same period in 2004. Included in realized gains and losses is a gain of $1.6 million for the nine months ended September 30, 2005 and a loss of $2.2 million for the same period in 2004, resulting from the mark to market of an interest rate swap. During the nine months ended September 30, 2005, we recognized losses of $2.3 million in respect of other than temporary impairments. These losses were offset by net realized gains on the sales of fixed maturity and preferred stock investments. During the nine months ended September 30, 2004, we recognized other than temporary impairments of $3.2 million. These losses were offset by net realized gains on the sales of fixed maturity investments.

      Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of impairment include fair value as compared to amortized cost, length of time the value has been below amortized cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months, as well as other assets with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for other than temporary impairments. When a decline is considered to be "other than temporary", a realized loss is incurred and the cost basis of the impaired asset is adjusted to its fair value.

      Under Emerging Issues Task Force 99-20: "Recognition of Interest Income and Impairment on Purchased and Retained Beneficial Interest in Securitized Assets", a decline in fair value below "amortized cost" basis is considered to be an other than temporary impairments whenever there is an adverse change in the amount or timing of cash flow to be received, regardless of the resulting yield, unless the decrease is solely a result of changes in market interest rates.

      The following tables provide details of the sales proceeds, realized loss, the length of time the security had been in an unrealized loss position and reason for sale for securities sold at a loss during the periods ended September 30, 2005 and 2004.

                               Three months ended September 30, 2005
            ---------------------------------------------------------------------------------
             Credit Concern      Relative Value           Tactical               Total
            ---------------     ----------------      ----------------     ------------------
Days        Proceeds   Loss     Proceeds    Loss      Proceeds    Loss     Proceeds     Loss
            --------   ----     --------    ----      --------    ----     --------     ----

0-90 .....  $18,020   $  (318)   $13,014   $  (100)   $60,662   $   (67)   $91,696   $  (485)
91-180 ...        -         -      2,606       (15)     1,330       (46)     3,936       (61)
181-270 ..    2,881      (740)       200         -          -         -      3,081      (740)
Greater
 than 270.        -         -         13         -        460       (11)       473       (11)
            -------   --------   -------   --------   -------   --------   -------   --------
Total ....  $20,901   $(1,058)   $15,833   $  (115)   $62,452   $  (124)   $99,186   $(1,297)
            =======   ========   =======   ========   =======   ========   =======   ========

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)


                                      Three months ended September 30, 2004
              ----------------------------------------------------------------------------------------
                 Credit Concern        Relative Value            Tactical                Total
              -------------------     ----------------      -----------------     --------------------
Days          Proceeds    Loss      Proceeds     Loss      Proceeds     Loss      Proceeds     Loss
              --------    ----      --------     ----      --------     ----      --------     ----

0-90 .....   $    250   $    (84)   $  4,681   $    (84)   $  4,875   $   (293)   $  9,806   $   (461)
91-180 ...        105        (45)      1,555        (15)      2,241        (41)      3,901       (101)
181-270 ..          -          -           -          -           -          -           -          -
Greater
 than 270.          -          -          67          -         508        (48)        575        (48)
             --------   ---------   --------   ---------   --------   ---------   --------   ---------
Total ....   $    355   $   (129)   $  6,303   $    (99)   $  7,624   $   (382)   $ 14,282   $   (610)
             ========   =========   ========   =========   ========   =========   ========   =========


                                       Nine months ended September 30, 2005
              ----------------------------------------------------------------------------------------
                 Credit Concern        Relative Value            Tactical                Total
              -------------------     ----------------      -----------------     --------------------
Days          Proceeds    Loss      Proceeds     Loss      Proceeds     Loss      Proceeds     Loss
              --------    ----      --------     ----      --------     ----      --------     ----
0-90 .....   $ 37,641   $ (1,318)   $ 31,823   $   (260)   $186,391   $ (1,030)   $255,855   $ (2,608)
91-180 ...        355        (83)     12,021        (42)      1,330        (46)     13,706       (171)
181-270 ..      3,862       (792)        397         (3)         81         (1)      4,340       (796)
Greater
 than 270.         54        (11)        378         (1)        459        (11)        891        (23)
             --------   ---------   --------   ---------   --------   ---------   --------   ---------
Total ....   $ 41,912   $ (2,204)   $ 44,619   $   (306)   $188,261   $ (1,088)   $274,792   $ (3,598)
             ========   =========   ========   =========   ========   =========   ========   =========


                                       Nine months ended September 30, 2004
              ----------------------------------------------------------------------------------------
                 Credit Concern        Relative Value            Tactical                Total
              -------------------     ----------------      -----------------     --------------------
Days          Proceeds    Loss      Proceeds     Loss      Proceeds     Loss      Proceeds     Loss
              --------    ----      --------     ----      --------     ----      --------     ----


0-90 .....   $    250   $    (84)   $ 41,418   $ (1,214)   $ 70,987   $ (1,382)   $112,655   $ (2,680)
91-180 ...      1,909       (136)     22,884       (266)      6,543        (46)     31,336       (448)
181-270 ..      3,216       (106)        367        (14)        127         (1)      3,710       (121)
Greater
 than 270.      5,060       (548)        555        (10)      2,207        (64)      7,822       (622)
             --------   ---------   --------   ---------   --------   ---------   --------   ---------
Total ....   $ 10,435   $   (874)   $ 65,224   $ (1,504)   $ 79,864   $ (1,493)   $155,523   $ (3,871)
             ========   =========   ========   =========   ========   =========   ========   =========


Income Taxes

      We determine our income tax provision in accordance with SFAS No. 109 "Accounting for Income Taxes". The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss. The tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from zero to approximately 39%. Income tax expense arises in periods where taxes on subsidiaries with pre-tax income exceeds the tax benefit on subsidiaries with pre-tax losses. An income tax benefit arises in periods where the tax benefit on subsidiaries with pre-tax losses exceeds the taxes on subsidiaries with pre-tax income.

      Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which may have different tax rates. The change in our effective tax rate is due

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

primarily to the relationship of pre-tax income or losses in different jurisdictions. The tax benefit for the three and nine months ended September 30, 2005 was $6.7 million and $15.2 million, respectively.

Financial Condition

Investments

      At September 30, 2005, the portfolio controlled by us consisted of $5.6 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $477.7 million represent investments in private securities. Of the total portfolio controlled by us, $5.2 billion represents the fixed income and preferred stock portfolios managed by external investment managers and $371.0 million represented other cash balances. At December 31, 2004, the portfolio controlled by us consisted of $4.3 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded; however, $330.3 million represented investments in private securities. Of the total portfolio, $3.5 billion represents the fixed income and preferred stock portfolio managed by external investment managers and $752.5 million represented other cash balances. At September 30, 2005, the average Standard & Poor's rating of the portfolio was "AA-", the average effective duration was 3.5 years and the average book yield was 4.8% as compared with an average rating of "AA-", an average effective duration of 3.8 years and an average book yield of 4.2% at December 31, 2004. At September 30, 2005, the unrealized depreciation on investments, net of tax, was $6.1 million as compared with unrealized appreciation on investments, net of tax, of $13.7 million at December 31, 2004. The unrealized appreciation (depreciation) on investments is included in our Consolidated Balance Sheet as part of shareholders' equity.

      The table below sets forth the total returns earned by our portfolio for the three months ended September 30, 2005, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                             September 30, 2005
                                                             ------------------
            Portfolio performance.......................         -0.22%
            Customized index............................         -0.33%
            Lehman Brothers Global Bond Index...........         -0.77%
            S&P 500.....................................          3.60%

      The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                  September 30, 2005       December 31, 2004
                                  ------------------     --------------------
      Ratings                       $ in                   $ in
                                   millions      %        millions        %
                                  ----------   -----     ----------     -----
      AAA ....................    $ 2,233.2     40.0%    $  1,754.2     41.1%
      AA .....................        778.3     13.9          451.1     10.5
      A ......................      1,599.6     28.6        1,284.0     30.1
      BBB ....................        950.3     17.0          750.5     17.6
      BB or below ............         28.1      0.5           30.3      0.7
                                  ---------    ------    ----------    ------
      Total ..................    $ 5,589.5    100.0%    $  4,270.1    100.0%
                                  =========    ======    ==========    ======

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      The following table illustrates the investment portfolio (market value) sector exposure.

                                      September 30, 2005      December 31, 2004
                                      ------------------    --------------------
      Sector                            $ in                  $ in
                                       millions      %       millions       %
                                      ----------   -----    ----------    -----
      U.S. Treasury securities and
         U.S. government agency
         obligations ................  $    37.9     0.7%  $     89.5      2.1%
      Corporate securities ..........    1,959.3    35.1      1,618.3     37.9
      Municipal bonds ...............       36.5     0.7         20.8      0.5
      Mortgage and asset backed
         securities .................    3,028.4    54.1      1,663.8     39.0
      Preferred stock ...............      156.4     2.8        125.2      2.9
                                       ---------   ------   ---------   ------
                                         5,218.5    93.4      3,517.6     82.4
      Cash ..........................      371.0     6.6        752.5     17.6
                                       ---------   ------   ---------   ------
      Total .........................  $ 5,589.5   100.0%   $ 4,270.1   100.0%
                                       =========   ======   =========   ======

      The data in the tables above exclude other investments and assets held by ceding insurers under modified coinsurance agreements.

      At September 30, 2005, our fixed income portfolio had 2,426 positions and $42.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.7 million. There were $29.4 million of unrealized gains on the remainder of the portfolio. There were 104 private securities in an unrealized loss position totaling $3.3 million. At December 31, 2004, our fixed income portfolio had 1,773 positions and $12.0 million of gross unrealized losses. No single position had an unrealized loss greater than $0.9 million. There were $42.1 million of unrealized gains on the remainder of the portfolio. There were 44 private securities in an unrealized loss position totaling $0.7 million.

      The composition by category of securities that have an unrealized loss at September 30, 2005 and December 31, 2004 are presented in the tables below.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)
                                                   September 30, 2005
                                        ----------------------------------------
                                         Estimated            Unrealized
                                         Fair Value     %        Loss       %
                                        ------------  -----   ----------  ------
                                                 Dollars in thousands

Corporate securities ................   $ 1,085,413    35.4% $ (18,620)    44.1%
Other structured securities .........     1,085,468    35.4    (11,670)    27.7
Collateralized mortgage obligations..       526,404    17.1     (4,628)    11.0
Governments .........................        35,124     1.1       (660)     1.6
Municipal bonds .....................        18,252     0.6       (325)     0.8
Preferred stock .....................       125,488     4.1     (2,536)     6.0
Mortgage backed securities ..........       193,435     6.3     (3,720)     8.8
                                        -----------   ------ ----------   ------
Total ...............................   $ 3,069,584   100.0% $ (42,159)   100.0%
                                        ===========   ====== ==========   ======


                                                    December 31, 2004
                                        ----------------------------------------
                                         Estimated            Unrealized
                                         Fair Value     %        Loss       %
                                        ------------  -----   ----------  ------
                                                 Dollars in thousands

Other structured securities .........   $   339,441    33.3% $  (5,526)    45.9%
Corporate securities ................       292,441    28.7     (2,834)    23.5
Collateralized mortgage obligations..       229,168    22.5     (1,925)    16.0
Governments .........................        51,123     5.0       (139)     1.2
Municipal ...........................        12,130     1.2       (158)     1.3
Preferred stock .....................        35,462     3.5       (641)     5.3
Mortgage backed securities ..........        58,670     5.8       (825)     6.8
                                        -----------   ------ ----------   ------
Total ...............................   $ 1,018,435   100.0% $ (12,048)   100.0%
                                        ===========   ====== ==========   ======

      The following tables provide information on the length of time securities have been continuously in an unrealized loss position:

                                          September 30, 2005
                      ----------------------------------------------------------
                         Book                Estimated           Unrealized
      Days               Value      %       Fair Value    %        Loss       %
      ----            ----------   ----     ----------   ----    ---------- ----
                                         Dollars in thousands

      0-90........... $1,793,085   57.6%  $1,770,757    57.7%  $(22,328)   53.0%
      91-180.........    428,194   13.8      425,813    13.9     (2,381)    5.6
      181-270........    442,486   14.2      434,897    14.2     (7,589)   18.0
      271-360........    167,891    5.4      164,830     5.4     (3,061)    7.3
      Greater than
       360...........    280,087    9.0      273,287     8.8     (6,800)   16.1
                      ----------  ------  ----------   ------  ---------  ------
      Total.......... $3,111,743  100.0%  $3,069,584   100.0%  $(42,159)  100.0%
                      ==========  ======  ==========   ======  =========  ======

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                          December 31, 2004
                    ----------------------------------------------------------
                       Book               Estimated          Unrealized
      Days             Value      %      Fair Value    %        Loss       %
      ----          ----------   ----    ----------   ----   ----------  ----
                                        Dollars in thousands

  0-90 .........   $  471,909    45.8%  $  468,924   46.0%  $  (2,985)   24.8%
  91-180 .......      154,062    14.9      153,237   15.0        (825)    6.8
  181-270 ......      231,798    22.5      229,026   22.5      (2,772)   23.0
  271-360 ......       86,468     8.4       84,142    8.3      (2,326)   19.3
  Greater than
   360 .........       86,246     8.4       83,106    8.2      (3,140)   26.1
                   ----------   ------  ----------  ------  ----------  ------
  Total ........   $1,030,483   100.0%  $1,018,435  100.0%  $ (12,048)  100.0%
                   ==========   ======  ==========  ======  ==========  ======

      Unrealized losses on securities that have been in an unrealized loss position for periods greater than 2 years amounted to $1.0 million at September 30, 2005 and $2.1 million at December 31, 2004. Unrealized losses on non-investment grade securities amounted to $2.0 million and $2.1 million at September 30, 2005 and December 31, 2004, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.7 million at September 30, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for a period greater than one year, of which $0.2 million at September 30, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for periods greater than 2 years.

      The following tables illustrate the industry analysis of the unrealized losses at September 30, 2005 and December 31, 2004.

                                            September 30, 2005
                       ---------------------------------------------------------------
                       Amortized             Estimated             Unrealized
                          Cost         %     Fair Value      %        Loss        %
                       -----------   ------  -----------   ------  -----------  ------
Industry                                   Dollars in thousands
--------
Mortgage and asset
  backed securities.   $ 1,825,325    58.7%  $ 1,805,307    58.8%  $(20,018)     47.5%
Banking.............       181,283     5.8       178,408     5.8     (2,875)      6.8
Communications......       175,341     5.6       171,885     5.6     (3,456)      8.2
Financial Other.....       112,261     3.6       110,811     3.6     (1,450)      3.4
Consumer Cyclical...       104,483     3.4       102,487     3.3     (1,996)      4.7
Consumer                    97,858     3.1        95,958     3.1     (1,900)      4.5
  Noncyclical ......
Electric............        90,976     2.9        88,950     2.9     (2,026)      4.8
Other...............       524,216    16.9       515,778    16.9     (8,438)     20.1
                       -----------   ------   ----------   ------  -----------  ------
Total...............   $ 3,111,743   100.0%  $ 3,069,584   100.0%  $(42,159)    100.0%
                       ===========   ======  ===========   ======  ===========  ======

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

                                             December 31, 2004
                        ---------------------------------------------------------------
                        Amortized             Estimated             Unrealized
                           Cost         %     Fair Value      %        Loss        %
                        ----------    ------  -----------   ------  -----------  ------
Industry                                    Dollars in thousands
--------
Mortgage and asset
  backed securities ..  $  635,556     61.7%   $  627,279    61.6%  $  (8,277)    68.7%
Banking ..............      89,131      8.7        88,371     8.7        (760)     6.3
Insurance ............      30,229      2.9        29,831     2.9        (398)     3.3
Financial Other ......      30,081      2.9        29,645     2.9        (436)     3.6
Brokerage ............      25,071      2.4        24,893     2.4        (178)     1.5
Financial Companies ..      24,293      2.4        24,080     2.4        (213)     1.8
Communications .......      16,734      1.6        16,503     1.6        (231)     1.9
Other ................     179,388     17.4       177,833    17.5      (1,555)    12.9
                        ----------    ------  -----------   ------  ----------   ------
Total ................  $1,030,483    100.0%   $1,018,435   100.0%  $ (12,048)   100.0%
                        ==========    ======  ===========   ======  ==========   ======


The expected maturity dates of securities that have an unrealized loss at September 30, 2005 and December 31, 2004 are presented in the table below.

                                                       September 30, 2005
                                ----------------------------------------------------------------
                                 Amortized             Estimated              Unrealized
Maturity                           Cost         %      Fair Value     %          Loss         %
--------                        ----------    ----     ----------   ----      ----------    -----
                                                       Dollars in thousands

Due in one year or less ......   $  265,028     8.5%   $  263,087     8.6%   $   (1,941)     4.6%
Due in one through five years.    1,556,399    50.0     1,539,641    50.2       (16,758)    39.8
Due in five through ten years.      877,826    28.2       864,062    28.1       (13,764)    32.6
Due after ten years ..........      412,490    13.3       402,794    13.1        (9,696)    23.0
                                 ----------   ------   ----------   ------   -----------   ------
Total ........................   $3,111,743   100.0%   $3,069,584   100.0%   $  (42,159)   100.0%
                                 ==========   ======   ==========   ======   ===========   ======


                                                       December 31, 2004
                                 ----------------------------------------------------------------
                                                        Estimated             Unrealized
Maturity                          Book Value     %      Fair Value     %         Loss         %
--------                         ------------- ----     ----------   ----     ----------    -----
                                                     Dollars in thousands
Due in one year or less ......   $  162,787    15.8%   $  160,087    15.7%   $  (2,700)    22.4%
Due in one through five years.      532,436    51.7       527,660    51.8       (4,776)    39.6
Due in five through ten years.      256,319    24.9       252,939    24.9       (3,380)    28.1
Due after ten years ..........       78,941     7.6        77,749     7.6       (1,192)     9.9
                                 ----------   ------   ----------   ------   ----------   ------
Total ........................   $1,030,483   100.0%   $1,018,435   100.0%   $ (12,048)   100.0%
                                 ==========   ======   ==========   ======   ==========   ======


      At September 30, 2005, there were 1,555 securities with unrealized loss positions all of which were less than $1.0 million. At December 31, 2004, there were 647 securities with unrealized loss positions, all of which were less than $1.0 million.

      At September 30 2005, there was one security with fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.2 million. At December 31, 2004, there were two

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.9 million.

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

      At September 30, 2005 and December 31, 2004, funds withheld at interest were in respect of six contracts with four ceding companies. At September 30, 2005, we had 3 contracts with Lincoln National Insurance Company that accounted for $1.3 billion, 68% of the funds withheld balance. At December 31, 2004, these contracts amounted to $1.3 billion, 63% of the funds withheld balance. Additionally we have one contract with Security Life of Denver International that accounted for $0.6 billion or 29% of the funds withheld balances at September 30, 2005 and $0.5 billion or 27% of funds withheld balances at December 31, 2004. The remaining contracts are with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.0 billion at September 30, 2005 and December 31, 2004, respectively.

       At September 30, 2005, funds withheld at interest totaled $1.9 billion with an average rating of "A", an average effective duration of 5.1 years and an average book yield of 5.8% as compared with an average rating of "A+", an average effective duration of 3.9 years and an average book yield of 5.2% at December 31, 2004. The change in rating, duration and yield reflected the deployment of cash in 2005 into fixed income investments. The funds withheld are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.9 billion and $2.1 billion at September 30, 2005 and at December 31, 2004, respectively.

      The investment objectives for these arrangements are included in the agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The investment guidelines limit risk, ensure issuer and industry diversification as well as maintain liquidity and overall portfolio credit quality.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                     September 30, 2005      December 31, 2004
                                    --------------------     -----------------
      Ratings                       $ in millions    %    $ in millions    %
      -------                       ------------- ------  -------------  -----
      AAA .........................  $    433.0    22.8%   $    692.6    33.3%
      AA ..........................        90.7     4.8          85.0     4.1
      A ...........................       537.4    28.3         527.7    25.4
      BBB .........................       628.5    33.2         579.7    27.9
      BB or below .................        82.6     4.4          63.3     3.1
                                     ----------   ------   ----------   ------
                                        1,772.2    93.5       1,948.3    93.8
      Commercial mortgage loans....       123.0     6.5         129.9     6.2
                                     ----------   ------   ----------   ------
      Total .......................  $  1,895.2   100.0%   $  2,078.2   100.0%
                                     ==========   ======   ==========   ======

      According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                     September 30, 2005      December 31, 2004
                                    --------------------     -----------------
      Sector                        $ in millions    %    $ in millions    %
      ------                        ------------- ------  -------------  -----
      U.S. Treasury securities
        and U.S. government
        agency obligations.........  $     26.9     1.4%   $     39.7     1.9%
      Corporate securities.........     1,211.6    63.9       1,096.3    52.8
      Municipal bonds..............        33.1     1.7          25.2     1.2
      Mortgage and asset backed
        securities.................       497.6    26.3         314.7    15.1
      Commercial mortgage loans....       123.0     6.5         129.9     6.3
      Cash.........................         3.0     0.2         472.4    22.7
                                     ----------   ------   ----------   ------
      Total........................  $  1,895.2   100.0%   $  2,078.2   100.0%
                                     ==========   ======   ==========   ======

Liquidity and Capital Resources

Cash flow

      Cash provided by operating activities amounted to $324.2 million in the first nine months of 2005 in comparison with cash of $18.4 million used by operating activities in the same period of 2004. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. In 2004, operating cash flow was impacted by settlement of a tax liability of approximately $23.0 million. This outflow is not expected to recur. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition by us in December 2003. When adjusted for this payment, cash flows provided by operations in the first nine months of 2004 were $4.6 million compared to cash provided by operations of $324.2 million in the same period of 2005. The increase in cash flow from operating activities is principally due to the ING acquisition.

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

      Net cash used in investing activities was $1.7 billion and $781.9 million in the first nine months of 2005 and the comparable prior-year period, respectively. The increase in cash used in investing activities and, in particular, the purchases of fixed maturity securities, are primarily related to the investment of the proceeds of the ING acquisition, the collateral finance facilities and the excess cash generated by operating and financing activities.

      Net cash provided by financing activities was $1.0 billion in the first nine months of 2005 and $693.1 million in the same period of 2004. The increase was principally due to the receipt of proceeds on our collateral finance facilities and the issuance of the perpetual preferred shares.

Capital

      At September 30, 2005, total capitalization was $1.5 billion compared to $1.3 billion at December 31, 2004. Total capitalization is analyzed as follows:

                                                   September 30, 2005  December 31, 2004
                                                   ------------------  -----------------
                                                         (dollars in thousands)

      Shareholders' equity .......................   $   1,065,108       $     862,674
      Mezzanine equity ...........................         142,906             142,449
      Long-term debt .............................         244,500             244,500
      7% Convertible Junior Subordinated Notes ...               -              41,282
                                                     -------------       -------------
      Total ......................................   $   1,452,514       $   1,290,905
                                                     =============       =============

      The increase in shareholders' equity is principally due to the net proceeds of $120.4 million from the offering of perpetual preferred shares, net income for the nine months ended September 30, 2005 of $69.4 million, conversion of the 7.0% Convertible Junior Subordinated Notes to ordinary shares of $42.0 million, less dividends declared of $9.2 million and other comprehensive loss of $27.9 million. During the nine months ended September 30, 2005, we paid quarterly dividends totaling $6.7 million or $0.15 per share on our ordinary shares and Class C Warrants. The other comprehensive income consists of the unrealized appreciation (depreciation) on investments (net of taxes and deferred acquisition costs) and the cumulative translation adjustment arising from the translation of our balance sheet at exchange rates as of September 30, 2005.

      On June 28, 2005, we priced our offering of 5,000,000 non-cumulative perpetual preferred shares and entered into a purchase agreement relating to the shares pursuant to which the underwriters of the offering agreed to purchase the shares. Gross proceeds were $125.0 million and related expenses were $4.6 million. Settlement of the net proceeds occurred on July 6, 2005.

      Dividends on the perpetual preferred shares are payable on a non-cumulative basis at a rate per annum of 7.25% until the dividend payment date in July 2010. Thereafter, the dividend rate may be at a fixed rate determined through remarketings of the perpetual preferred shares for specific periods of varying lengths not less than six months or may be at a floating rate reset quarterly based on a predefined set

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

of interest rate benchmarks. During any dividend period, unless the full dividends for the current dividend period on all outstanding perpetual preferred shares have been declared or paid, no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders' equity levels.

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

      The perpetual preferred shares are unsecured and subordinated to all indebtedness that does not by its terms rank pari passu or junior to the perpetual preferred shares. The holders of the perpetual preferred shares have no voting rights except with respect to certain fundamental changes in the terms of the perpetual preferred shares and in the case of certain dividend non-payments.

      The perpetual preferred shares are rated "BB-" by Standard & Poor's, "Ba1" by Moody's, "BB+" by Fitch Ratings and "BB" by A.M. Best Company.

      On September 29, 2005 a dividend of $0.4984 per perpetual preferred share was declared. This dividend, in an aggregate amount of $2.5 million, was paid on October 15, 2005.

      On April 7, 2005, our shareholders approved amendments to our Articles of Association permitting certain affiliates of The Cypress Group to own up to 24.9% of our ordinary shares and the issuance of ordinary shares to the Cypress Entities upon the conversion of the 7.0% Convertible Junior Subordinated Notes. With this shareholder approval, the notes and accrued interest thereon were exchanged for Class C Warrants to purchase 2,170,896 ordinary shares. On May 4, 2005, the Cypress Entities obtained insurance regulatory approval in Delaware and the United Kingdom to hold more than 10% of our outstanding shares. On May 7, 2005 the Class C Warrants were exercised and converted into 5,377,327 ordinary shares. The Cypress Entities now collectively hold 9,330,510 ordinary shares, approximately 20.4% of our issued and outstanding ordinary shares.

      Long-term debt consists of:

                                         September 30, 2005  December 31, 2004
                                         ------------------  -----------------

4.5% senior convertible notes due 2022.    $    115,000        $   115,000
Capital securities due 2032............          17,500             17,500
Preferred trust securities due 2033....          20,000             20,000
Trust preferred securities due 2033....          10,000             10,000
Trust preferred securities due 2034....          32,000             32,000
Trust preferred securities due 2034....          50,000             50,000
                                           ------------        -----------
                                           $    244,500        $   244,500
                                           ============        ===========

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

Collateral

      We must have sufficient assets available for use as collateral to support borrowings, letters of credit and certain reinsurance transactions. With reinsurance transactions, the need for collateral or letters of credit arises in five ways:

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

Credit Facilities

      On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving, unsecured senior credit facility with a syndicate of banks. This facility replaced a 364-day facility which was due to mature in October 2005. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited.

      On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased, at our option, to an aggregate principal amount of $50.0 million. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited.

      The financial covenants of these facilities require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholder's equity and maintain the ratio of unencumbered assets to aggregate borrowings under the facility of 1.2 times borrowings. In addition, these facilities also require Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders' equity and a debt to capitalization ratio of less than 30%. For the purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded.

      Failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At September 30, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraph. There were no outstanding borrowings at September 30, 2005. Outstanding letters of credit under these facilities amounted to $40.9 million at September 30, 2005.

      We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At September 30, 2005, there were no borrowings under this agreement.

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

Stingray Pass-Through Trust

      On January 12, 2005, we entered into a put agreement with Investor Trust for an aggregate value of $325.0 million. Under the terms of the put agreement, we have acquired an irrevocable put option to issue funding agreements to Investor Trust in return for a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Investor Trust under certain circumstances, including, but not limited to, the non- payment of the put option premium and a ratings downgrade. The facility matures on January 12, 2015. This transaction also provides collateral for Scottish Re (U.S.), Inc. for reinsurance

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

obligations under intercompany quota share reinsurance agreements and at September 30, 2005, $50.0 million was in use for this purpose.

      The put premium incurred during the three and nine months ended September 30, 2005 amounted to $1.2 million and $3.5 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income.

      In accordance with FIN 46, we are not considered to have the primary beneficial interest in Investor Trust and as a result we are not required to consolidate Investor Trust.

HSBC Collateral Finance Facility

      In 2004, we entered into a collateral finance facility with HSBC Bank USA, N.A. This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46, we are considered to hold the primary beneficial interest in the trust, which is in turn considered to be a variable interest entity. As a result, the trust has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments. Our consolidated income statements show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the variable interest entity have no recourse against our general assets.

Orkney Holdings, LLC

      On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company, issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney Holdings, LLC is organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the common shares of Orkney Holdings, LLC are owned by Scottish Re (U.S.), Inc. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

      The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. Both principal and interest payments on the Orkney Notes are guaranteed by MBIA Insurance Corporation, and are rated "AAA" by Standard and Poor's and "Aaa" by Moody's.

      Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At September 30, 2005, the interest rate was 4.6%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law.

      The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

      Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

      In accordance with FIN 46, we are considered to hold the primary beneficial interest in Orkney Holdings, LLC, which is in turn considered to be a variable interest entity. As a result, Orkney Holdings, LLC has been consolidated in these financial statements. The assets of the variable interest entity have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of the variable interest entity as investment income and the cost of the facility is reflected in collateral finance facilities expense.

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

      Our business is capital and collateral intensive. We expect that our cash and investments, together with cash generated from our businesses, will be sufficient to meet our current liquidity and letter of credit needs. However, we expect that we will need to raise additional capital as our business continues to grow.

Off balance sheet arrangements

      We have no obligations, assets or liabilities other than those disclosed in the financial statements; no trading activities involving non-exchange traded contracts accounted for at fair value; and we have no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

Management's Discussion and Analysis of Financial Condition and Results of Operations (continued)

New Accounting Standards

      In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R). SFAS No. 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. In April 2005, the Securities and Exchange Commission announced that it would provide for a phased-in implementation process for SFAS No. 123(R), which requires us to adopt SFAS No. 123(R) no later than January 1, 2006. We have not completed our evaluation of the impact of the implementation of SFAS No. 123(R).

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

      Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

      Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2005 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls
----------------------------

      Outlined below are a number of changes in our internal control over financial reporting, as defined in Exchange Act Rule 13a-15(f), during the nine months ended September 30, 2005, that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

      (ii) As previously disclosed in our Annual Report on Form 10-K (Item 9A) for the year ended December 31, 2004, management concluded that a material weakness existed regarding internal control over financial reporting in our U.K. subsidiary. The material weakness identified related to the monthly financial statement closing process, the reconciliation of premium receivable balances and the analysis of results of operations.

      In response, we implemented a number of additional controls to improve the internal control over financial reporting in our U.K. subsidiary. In addition, we continue to take a number of other steps to improve the internal control over financial reporting in our U.K. subsidiary, including:

   a) Implemented control improvements that have been recommended by our Internal Audit Department, as well as remediating control deficiencies identified by our Internal Audit Department and our external auditors;

   b) Hired a new Chief Financial Officer and Chief Actuary for the U.K. subsidiary as of February 1, 2005;

   c) Hired a new Head of Administration for the U.K. subsidiary as of January 1, 2005;

   d) Continued review and reconciliation of all premium receivable balances in 2005; and

   e) With the assistance of a major international accounting and auditing firm, we have reviewed the U.K. subsidiary's finance function and have implemented recommended process and control improvements by September 30, 2005.

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

      Item 4. Submission of Matters to a Vote of Security Holders

      Not applicable.

      Item 5. Other Information

      Not applicable.

      Item 6. Exhibits

      Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

      Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

3.1 Memorandum of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (6)

3.2 Articles of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (6)

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.3 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.4 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (10)

4.7 Certificate of Designations of Scottish Re Group Limited's Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

4.8 Specimen Stock Certificate for the Company's Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(22)

10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(22)

10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(22)

10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.6      1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).
          (2)(22)

10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(22)

10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K). (3)(22)

10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (7)

10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.11     2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(22)

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(22)

10.13 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.14 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.15 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

10.16 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to

          Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

10.17 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(22)

10.18 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

10.19 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

10.20 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

10.21 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(22)

10.22 Employment Agreement dated February 10, 2003 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
          (12)(22)

10.23 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(22)

10.24 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.25 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.26 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(22)

10.27 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.28 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.29 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.30 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(22)

10.31 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9,
          2004). (22)

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

10.38 Amendment to Employment Agreement dated as of March 29, 2004, by and among the Company and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (22)

10.39 Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (22)

10.40 Employment Agreement, dated as of January 1, 2005, between Scottish Holdings, Inc. and Gary Dombowsky (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)(22)

10.41 Amendment to Employment Agreement, dated as of February 7, 2005, between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)(22)

10.42 Employment Agreement, dated as of February 1, 2005, between Scottish Re Group Limited and Hugh T. McCormick (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)(22)

10.43 Employment Agreement, dated as of December 1, 2004, between Scottish Holdings, Inc. and Kenneth R. Stott (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K).
          (20)(22)

10.44 Credit Agreement, dated as of December 29, 2004, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited, as borrowers, Bear Stearns Corporate Lending, Inc. and Wachovia Bank, National Association as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.45 Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.46 Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.47 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.48 Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.49 Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited Bermuda and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.50 Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.)

          Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.51 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.52 Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.53 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.54 Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.55 Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.56 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.57 Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.58 Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19)

10.59 Form of Remarketing Agreement, between the Company and Lehman Brothers, Inc., as Remarketing Agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.60 Amended and Restated Credit Agreement, dated as of July 14, 2005, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited, as Borrowers, Bear Stearns Corporate Lending, Inc., HSBC Bank USA, National Association, and Wachovia Bank, National Association as Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (17)

10.61 Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on April 1, 2004).

10.62 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.63 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.64 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.65 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.66 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.67 Employment Agreement, dated as of July 18, 2005, between Scottish Re Group Limited and Dean Miller (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19)(22)

10.68 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

31.1      Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of
          2002.

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

    (5) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 31, 2001.
    (6) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on June 2, 2005.
    (7) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 9, 2001.
    (8) Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.
    (9) Scottish Re Group Limited's Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.
    (10) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 17, 2003.
    (11) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on January 6, 2004.
    (12) Scottish Re Group Limited's 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.
    (13) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.
    (14) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on May 10, 2004.
    (15) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on October 21, 2004.
    (16) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on July 1, 2005.
    (17) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on July 18, 2005.
    (18) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 8, 2005.
    (19) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 4, 2005.
    (20) Scottish Re Group Limited's 2004 Annual Report on Form 10-K was filed with the SEC on March 18, 2005.
    (21) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 22, 2005.
    (22) This exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

      Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 SCOTTISH RE GROUP LIMITED

Date: November 8, 2005          By: /s/ Scott E. Willkomm
                                 -------------------------
                                     Scott E. Willkomm
                                     President  and Chief Executive Officer

Date: November 8, 2005          By: /s/ Dean E. Miller
                                 -------------------------
                                     Dean E. Miller
                                     Chief Financial Officer