Form 10-K
period 2005-12-31
SCOTTISH RE GROUP LTD
filed 2006-03-16
CIK 1064122

===============================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-K

                   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

  |X|           Annual Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the fiscal year ended December 31, 2005

  |_|          Transition Report Pursuant to Section 13 or 15(d) of
                      the Securities Exchange Act of 1934

                   For the Transition period from           to

                         Commission File Number 0-29788

                                   ----------

                            SCOTTISH RE GROUP LIMITED
             (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

            Cayman Islands                             98-0362785
    (State or Other Jurisdiction of                (I.R.S. Employer
    Incorporation or Organization)                  Identification No.)
       Crown House, Third Floor
          4 Par-la-Ville Road
        Hamilton HMO8, Bermuda                       Not Applicable
(Address of Principal Executive Office)                (Zip Code)

      Registrant's telephone number, including area code: (441) 295-4451

          Securities Registered Pursuant to Section 12(b) of the Act:

  Title of Each Class                 Name of Each Exchange on Which Registered
  -------------------                 -----------------------------------------
Ordinary Shares, par value $0.01 per share      New York Stock Exchange
Hybrid Capital Units                            New York Stock Exchange
Non-Cumulative Perpetual Preferred              New York Stock Exchange
  Shares, par value $0.01 per share

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

         Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes|X| No |_|

         Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes |_| No |X|

         Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No |_|

         Indicate by check mark if disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

         Indicate by checkmark whether the registrant is a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act. Large accelerated filer |X| Accelerated filer |_| Non-accelerated filer |_|

         Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes|_| No |X|

         The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2005 was $793,126,667. As of March 9, 2006, Registrant had 53,486,106 ordinary shares outstanding.

                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2006 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2005.
================================================================================

                           SCOTTTTISH RE GROUP LIMITED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

                                                                                                               Page

PART I............................................................................................................1

Item 1:    BUSINESS...............................................................................................1
Item 1A    RISK FACTORS..........................................................................................21
Item 1B    UNRESOLVED STAFF COMMENTS.............................................................................34
Item 2:    PROPERTIES............................................................................................34
Item 3:    LEGAL PROCEEDINGS.....................................................................................34
Item 4:    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................................................35

PART II..........................................................................................................36

Item 5:    MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF
            EQUITY SECURITIES....................................................................................36
Item 6:    SELECTED FINANCIAL DATA...............................................................................37
Item 7:    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................39
Item 7A:   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK............................................72
Item 8:    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA...........................................................75
Item 9:    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE..................75
Item 9A:   CONTROLS AND PROCEDURES...............................................................................75
Item 9B:   OTHER INFORMATION.....................................................................................78

PART III.........................................................................................................78

Item 10:   DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT........................................................78
Item 11:   EXECUTIVE COMPENSATION................................................................................78
Item 12:   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS........78
Item 13:   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS........................................................78
Item 14:   PRINCIPAL ACCOUNTANT FEES AND SERVICES................................................................78

PART IV..........................................................................................................78

Item 15:   EXHIBITS, FINANCIAL STATEMENT SCHEDULES...............................................................78

                                     PART I


Item 1:  BUSINESS

Overview

         Scottish Re Group Limited is a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. Through our operating subsidiaries, we are engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located in the United States, as well as in many other countries around the world. We refer to this business as life reinsurance.

         Since our formation in 1998, we have grown to be one of the three largest life reinsurers serving the United States (based on the gross face amount of ordinary life reinsurance business in force in 2004, together with the pro-forma results of the acquisition of the in-force individual life reinsurance business of ING America Insurance Holdings, Inc., which we call ING, on December 31, 2004). On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation. ERC Life
Reinsurance Corporation's name was subsequently changed to Scottish Re Life Corporation. Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance business. As of December 31, 2005, the number of lives we reinsured in North America was approximately 13.5 million and our gross face amount of in-force business was approximately $1.02 trillion. On December 31, 2001, we expanded our business outside of North America by acquiring World-Wide Holdings Limited and its subsidiary, World-Wide Reassurance Limited, which were both subsequently renamed Scottish Re Holdings Limited and Scottish Re Limited, respectively. Scottish Re Limited, formed in 1964, is a United Kingdom based reinsurer of group life insurance, individual life insurance and aircrew loss of license insurance in Asia, Europe, Latin America and the Middle East.

         Effective December 31, 2004, we acquired the in-force individual life reinsurance business of ING. Pursuant to this transaction, Security Life of Denver Insurance Company and Security Life of Denver International Limited, both subsidiaries of ING, reinsured their in-force individual life reinsurance business to Scottish Re (U.S.), Inc. and Scottish Re Life (Bermuda) Limited on a 100% indemnity reinsurance basis. In addition, Security Life of Denver Insurance Company and Security Life of Denver International Limited transferred to us certain systems and operating assets used in their individual life reinsurance business.

         Security Life of Denver Insurance Company and Security Life of Denver International Limited transferred assets of approximately $1.8 billion of their individual life reinsurance business to us and we recorded a corresponding amount of reserves for future policy benefits and other liabilities. Certain of the acquired assets are held in trust for the benefit of Security Life of Denver Insurance Company and Security Life of Denver International Limited to secure our liabilities on the acquired business. The ceding commission paid to us was placed in trust to secure our obligations under the indemnity reinsurance treaties and is subject to release upon our completion of long-term collateral arrangements with respect to the acquired business. In 2005, we completed such arrangements for a portion of the acquired business resulting in a pro-rata release of the ceding commission from the trust.

         The acquired business represents the individual life reinsurance division of ING's U.S. life insurance operations, and was written through
Security Life of Denver Insurance Company and Security Life of Denver International Limited. The acquired business mainly consists of traditional mortality risk reinsurance written on an automatic basis with more than 100 different ceding insurers. Less than 10% of the acquired business was written on a facultative basis. Most of the business involves guaranteed level premium term life insurance that is subject to the statutory reserve requirements of the Valuation of Life Insurance Policies Model Regulation XXX ("Regulation XXX") as well as universal life insurance that is subject to a similar statutory reserve requirement known as Regulation AXXX.

         During 2005, we fully integrated the ING acquisition with our existing U.S. traditional business and migrated our Charlotte based policy administration operations to Denver. We now administer our combined business with an enhanced version of the ING policy administration system, known as SAGE. In addition, the Denver operation relocated to new premises during the fourth quarter of 2005 and is supported by a technology infrastructure consistent with all of our units. The combination of technology with the experienced complement of approximately 90 life reinsurance administration professionals has created a scalable administrative platform for us.

         We have operating companies in Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States, and a branch office in Singapore. Our flagship subsidiaries are Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., Scottish Re (Dublin) Limited and Scottish Re Limited. See ratings section beginning on page 12 of this document for additional information on the above entities.

         In 2005, we established Scottish Re Capital Markets, Inc., which is a registered broker dealer, formed to leverage the experience and expertise we have gained through our own efforts securitizing various reserve requirements. We believe Scottish Re Capital Markets, Inc. can successfully assist our clients, both large and small, to effectively and efficiently access the capital markets to meet their reserving needs. By doing so, we expect to develop stronger relationships with our clients and enhance our underwriting and structuring knowledge.

         As of December 31, 2005, we had consolidated assets of $12.0 billion and consolidated shareholders' equity of $1.3 billion.

Our Business

Segments

         We have three reportable segments: Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The reinsurance operating segments write reinsurance business that is wholly or partially retained in one or more of our reinsurance subsidiaries.

         In our Life Reinsurance North America segment, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies. We assume risks associated with primary life insurance policies and annuities, both in-force and new business. We reinsure: (i) mortality, (ii) investment,
(iii) persistency and (iv) expense risks. We originate reinsurance business predominantly by marketing our products and services directly to United States life insurance and reinsurance companies.

         Prior to 2005, our Life Reinsurance International segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term group life policies and aircrew "loss of license" insurance. In 2005, the Life Reinsurance International segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business and annuity products. In addition, the Life Reinsurance International segment established a branch office in Singapore to reinsure similar risks in the Asian market. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment.

         Our Corporate and Other segment includes investment income from invested assets not allocated to support reinsurance segment operations and undeployed proceeds from our capital raising efforts, in addition to realized investment gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to the 4.5% senior convertible notes and 1% dividend payment on the convertible preferred shares of our Hybrid Capital Units ("HyCUs"). Additionally, the Corporate and Other segment includes results from the wealth management operations, which directly issues variable life insurance and variable annuities and similar products to high net worth individuals and families, for insurance, investment and estate planning purposes.

Life Reinsurance

         Reinsurance is an arrangement under which an insurance company known as the reinsurer agrees in a contract called a treaty to assume specified risks of another insurance company known as the ceding company. The reinsurer may assume all or a portion of the insurance underwritten by the ceding company. In exchange for assuming the risks of the ceding company, the reinsurer receives some or all of the premium and, in certain cases, investment income derived from the assets supporting the reserves of the reinsured policies. Reinsurance permits primary insurers to diversify their risks over larger pools of risks and to write insurance policies in amounts larger than they are willing or able to retain. Also, reinsurers have the ability to structure treaties that allow the ceding companies to achieve other business and financial objectives such as:

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

         We have two categories of life reinsurance business, which we call Traditional Solutions and Financial Solutions.

         o Traditional Solutions. In our Traditional Solutions business, we reinsure the mortality risk on life insurance policies written by primary insurers. This business is often referred to as traditional life reinsurance. We write our Traditional Solutions business predominantly on an automatic basis with respect to newly written life insurance policies. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty with the ceding company. Prior to 2005, the Life Reinsurance International segment offered traditional life reinsurance products outside of North America, focusing primarily on the reinsurance of short-term, group life policies in niche market sectors. In 2005, the Life Reinsurance International segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business.

         o Financial Solutions. In our Financial Solutions business, we offer reinsurance solutions that improve the financial position of our clients by increasing their capital availability and statutory surplus. These solutions include contracts under which we assume the investment and persistency risks of existing, as well as newly written, blocks of business. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase. This line of business also includes acquired solutions products in which we provide our clients with exit strategies for discontinued lines, closed blocks, or lines not providing a good fit for a client's growth strategies. With our assuming full responsibility and management of these contracts, our clients can focus and concentrate their full efforts and resources on their core strategies. Most of these agreements are coinsurance, coinsurance funds withheld, or modified coinsurance of primarily investment risk such that we recognize profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

         The traditional life reinsurance industry has experienced significant growth over the past ten years. According to an industry survey, the face amount of traditional life reinsurance assumed in the United States has grown from approximately $261.0 billion in 1995 to approximately $1.0 trillion in 2004, a 15% compounded annual growth rate. During the same period, the face amount of life insurance written in the United States has grown from approximately $1.1 trillion in 1995 to approximately $2.0 trillion in 2004, a 7% compounded annual growth rate. Many of the international markets in which we operate have also enjoyed significant growth in recent years.

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

         o        Increased  capital  sensitivity.  We  believe  that  insurance companies are now more focused on capital efficiency and return on capital. As a result, primary insurers are increasingly utilizing the outside capital provided by reinsurance to help finance growth and to free up capital to pursue new businesses. Changing regulatory environments, in particular, in the United Kingdom and Continental Europe are accelerating this trend in the focus of capital.

         o Expanding overseas markets. We believe that the trends described above in the North American market are also influencing the reinsurance industry throughout the world. In addition, we believe there are increasing opportunities in markets such as Asia, Europe, and the Middle East, where the life reinsurance industry is either developing or expanding.

         o Changing demographics. We expect that the increasing number of "baby boomers" reaching middle and late middle age will increase the demand for products which address retirement planning, estate planning and survivorship issues. In addition, we believe that longer life expectancies and the reduction in government and employer sponsored benefit programs will increase the demand for life insurance and annuities. We expect this increased demand for insurance to increase demand for reinsurance products in the United States, United Kingdom, Ireland and Asia.

         Wealth Management

         Our variable life insurance and variable annuity products offer high net worth clients the benefits of investment-oriented insurance products for use in tax and estate planning. We receive fee income based on the assets associated with our products. Our products are targeted towards high net worth individuals and families who generally have a liquid net worth of more than $10.0 million. The wealth management business requires relatively little capital. We no longer actively market this business.

Solutions for Regulation XXX Reserves

Background

         The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the United States for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that United States life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under Generally Accepted Accounting Principles in the United States ("US GAAP"). In situations where primary insurers have reinsured business to reinsurers that are unlicensed and unaccredited in the United States, the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the United States. We believe that funding long duration liabilities with shorter-term funding facilities is not suitable or sustainable from a prudent asset liability management perspective because it creates significant refinancing or rollover risk every year.

         In order to mitigate the effect of Regulation XXX, we retrocede Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. In our United States domiciled subsidiaries, statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurers were unable to provide the required collateral to support statutory reserve credit and we could not find an alternative source for collateral. In the normal course of business and our capital planning, we are always looking for opportunities to relieve capital strain relating to Regulation XXX statutory reserve requirements. We entered into a number of financing transactions in 2004 and 2005 which secure long-term funding for a large portion of our XXX collateral requirements.

Acquired ING Business

         Pursuant to the terms of the acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX statutory reserve requirements of the acquired business for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. We are entitled to a partial rebate of this fee to the extent satisfactory alternative collateral arrangements are implemented prior to the end of 2007.

         In 2005, we completed two transactions that together provided approximately $2.0 billion in alternative collateral arrangements to fund Regulation XXX statutory reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business.

         The first transaction is a 20-year collateral finance facility with HSBC Bank USA, N.A. ("HSBC II") that provides up to $1.0 billion of collateral to satisfy Regulation XXX statutory reserve requirements and is in addition to the facility with HSBC that was originally completed in 2004. The other arrangement is a long-term reinsurance facility ("Reinsurance Facility") with a third party Bermuda reinsurer which provides collateral to secure Regulation XXX statutory reserve requirements in an amount up to $1.0 billion. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. These transactions have allowed us to secure within twelve months of the ING acquisition long-term cost effective financing for approximately 40% of the Regulation XXX reserves business acquired from ING. The HSBC II and the Reinsurance Facility transactions replaced ING collateral and resulted in a refund from ING for fees incurred during 2005 of $6.7 million. Additionally, we believe the transactions demonstrate our ability to quickly integrate a block of acquired business and secure permanent funding.

Scottish Re (U.S.), Inc. Organic Business

         On February 11, 2005, we issued $850 million of 30-year maturity securities from our newly formed wholly-owned subsidiary, Orkney Holdings, LLC. Proceeds from this transaction fully fund Regulation XXX reserves associated with business written by Scottish Re (U.S.), Inc. between January 1, 2000 and December 31, 2003. This securitization successfully matches the long-term requirements imposed by Regulation XXX at a cost comparable to short-term pricing. The securities have recourse to Orkney Holdings, LLC and not to any other Scottish Re entity.

         On December 21, 2005, we completed our second securitization of excess reserves arising from Regulation XXX by issuing $450.0 million of 30-year maturity securities through an orphaned special purpose vehicle incorporated under the laws of Ireland, Orkney Re II, plc. Proceeds from this transaction fully fund Regulation XXX reserves associated with business written by Scottish Re (U.S.), Inc. between January 1, 2004 and December 31, 2004. The securities have recourse to Orkney Re II plc and not to any Scottish Re entity.

         In 2004 we entered into a 20-year collateral finance facility with HSBC Bank USA, N.A. ("HSBC I") that provides $200.0 million that can be used to satisfy Regulation XXX statutory reserve requirements and collateralize reinsurance obligations under intercompany reinsurance agreements.

         In January 2005, we completed another capital markets collateral facility called the Stingray Pass-Through Trust in an aggregate amount of $325.0 million. Under the terms of the agreement, we acquired an irrevocable put option to issue funding agreements up to $325.0 million. The facility also provides collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under intercompany quota share reinsurance agreements.

         In the future, we anticipate implementing other capital markets related solutions relating to the financing of our statutory reserve requirements as cost efficient opportunities arise.

Our Strategy

         Our strategy is to use our experience and structural advantages to focus on life reinsurance and insurance products where we can deliver specialized advice and products to our customers. We plan to increase the value of our franchise by focusing on the following:

         o Expanding the size and depth of our North American reinsurance client base. We will continue to expand our core North American business by attempting to gain a larger share of the North American life reinsurance market both by adding new clients and expanding the business relationships with existing clients. We will leverage the ING acquisition and the sophisticated technology and experienced life reinsurance administration professionals obtained which created a scalable administrative platform.

         o        Acquisitions.  We may pursue selected  strategic  acquisitions
                  of other life reinsurance businesses.   Our recent acquisition
                  of the in-force individual life reinsurance business of ING is an example of this strategy.

         o Growing our international business. We will continue to leverage our specialized knowledge and established relationships to gain a larger share of the life reinsurance markets outside of North America. We will explore opportunities in new markets, particularly Asia, as well as seeking to add new clients and expand business relationships with existing clients.

         o Maximizing the convergence between the insurance industry and capital markets. We will continue to develop and execute securitizations and other capital markets initiatives to decrease our cost of capital and expand our access to a larger client and product base.

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

Products Offered

Life Reinsurance North America

         In our Life Reinsurance North America segment, we reinsure a broad range of life insurance and annuity products. Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed immediate annuities, fixed deferred annuities and equity indexed annuities. In addition, we reinsure and may issue directly institutional annuity-type products such as funding agreements, guaranteed investment contracts, pension termination and structured settlement annuities.

         For these products, we write reinsurance generally in the form of yearly renewable term, coinsurance or modified coinsurance. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In a coinsurance or modified coinsurance arrangement, we generally share proportionately in all material risks inherent in the underlying policies including mortality, lapses and investments. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance with respect to the ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.

         Our reinsurance treaties are written predominantly on an automatic basis. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to us. The reinsurance may be solicited directly by us or through reinsurance intermediaries and may be written on either:

         o a proportional basis under which a specified percentage of each risk in the reinsured class of risk is assumed by us from the ceding company, along with our portion of the underlying premiums in proportion to such assumed risk; or

         o an excess of retention basis under which we indemnify the ceding company, up to a contractually specified amount, for a portion of claims exceeding a specified retention amount, in consideration of non-proportional premiums being paid.

         In order to diversify our mortality exposure, we have historically sought to limit our consolidated enterprise wide retained exposure under life policies to no more than $500,000 per life for life reinsurance written in our North American operations. This limit was increased to $1.0 million per life for newly underwritten business effective January 1, 2005. Our retention on business acquired in the ING individual life reinsurance acquisition is $2.0 million per life.

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

Life Reinsurance International

         Historically, we reinsured life insurance and aircrew loss of license products. Life insurance products that we reinsured included short-term group and individual life, and to a lesser extent, disability and critical illness. Our current focus is the reinsurance of United Kingdom, Ireland and Asia traditional solutions business as well as annuity products. We will continue to provide products on a facultative basis and will expand our capability to reinsure a broad range of life insurance and annuity products on an automatic treaty basis in our Life Reinsurance International segment.

         Historically, our principal international market was the Middle East, where we have been active since the early 1990s. In 2005, approximately 29% of total written premiums in the international business originated from Bahrain, Jordan, Kuwait, Lebanon, Oman, Qatar, Saudi Arabia and the United Arab Emirates.

         In Asia, our historical target niche market was Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies. We are now currently focusing our efforts in other countries such as Korea, Taiwan and China.

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

Wealth Management

         Our wealth management business consists of the issuance of variable life insurance policies and variable annuities and similar products to high net worth individuals and families. Premiums, net of expenses, paid by the policyholder with respect to our variable products are placed in a separate account for the benefit of the policyholder. We invest premiums in each separate account with one or more investment managers, some of whom the policyholder may recommend and all of whom are appointed by us in our sole discretion. The policyholder retains the benefits of favorable investment performance, as well as the risk of adverse investment results. Assets held in the separate accounts are generally not subject to the claims of our general creditors. We do not provide any investment management or advisory services directly to any individual variable life or variable annuity policyholder. Our revenues earned from these policies consist of insurance and administrative fees assessed against the assets in each separate account. Our variable products do not guarantee investment returns. We are no longer actively marketing this business. Our wealth management business is included in the Corporate and Other segment.

         See Notes to the Consolidated Financial Statements for more information on our Life Reinsurance North America, Life Reinsurance International and Corporate and Other segments.

Marketing

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

Risk Management

Life Reinsurance

         We bear five principal classes of risk in our life reinsurance products:

          o    mortality risk,

          o    investment risk,

          o    persistency risk,

          o    expense risk, and

          o    counter-party risk.

         Mortality risk is the risk that death claims exceed what we expect. A greater frequency or higher average size of death benefits than we expected can cause us to pay greater death benefits, adversely affecting our profitability. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, sporadic timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting our profitability in that period. We address these risks through selection, diversification and retrocession. We analyze each block of business based on an evaluation of the ceding company's history, management, target market, products and underwriting criteria relative to the industry. In North America, we target primarily first dollar quota share pools of top producing direct writing companies so that we participate proportionately with other reinsurers on all of the ceded risks. In addition, we diversify our risks by participating in annuity and disability products in the payout stage where the mortality risk is the risk of deaths occurring later, rather than earlier, than expected. A mix of these products with life products can help offset general trends in population mortality. We mitigate our risk of exposure to any one block of business or any one individual life by selectively limiting our share to any one pool. We further address the risk of any one large claim by utilizing retrocession above our retention of $1.0 million per life, effective January 1, 2005, for newly underwritten business written in our Life Reinsurance North America Segment. Our retention on business acquired in the ING individual life reinsurance acquisition is $2.0 million per life. Our retention in our Life Reinsurance International Segment is approximately $250,000 per life. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which, effective January 1, 2005, provides reinsurance for losses of $50.0 million in excess of $10.0 million for our North American risks, and $57.5 million in excess of $2.5 million for our International risks. This catastrophe cover includes protection for terrorism, nuclear, biological and chemical risks.

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

         Persistency risk is the risk that policyholders maintain their policies for either longer or shorter periods than expected. Persistency can be affected by surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder and lapses are the termination of the policy due to non-payment of the premium. Surrenders usually involve the return of the policy's cash surrender value to the policyholder. The risk is that actual persistency is significantly different from the persistency we assumed in pricing. Persistency significantly higher than priced for can cause us to pay greater than expected death benefits in future years, adversely impacting our profitability. Persistency significantly lower than priced for can cause our deferred acquisition costs to be unrecoverable, possibly causing loss recognition that would adversely impact our profitability. For policies with cash surrender benefits, surrenders significantly greater than expected will also cause increased liquidity risk. We address these risks through diversification and surrender charges.

         Expense risk is the risk that actual expenses will be higher than those covered in pricing. The risk is that expenses per policy reinsured are higher as a result of a lower number of policies than anticipated, or that our operations are less efficient than anticipated. We address this risk through the use of automation and management of general expenses.

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

Investment Portfolio

General

         Our general account investment portfolio consists of investments and cash and cash equivalents, which we control, and funds withheld at interest, which are associated with modified coinsurance agreements. In most modified coinsurance transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. Although the ceding company must adhere to investment guidelines agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company.

         Our general account portfolio consists primarily of investment-grade fixed income securities and cash. We seek to generate attractive levels of investment income while limiting exposure to risks of changing interest rates, excess default experience and adverse changes in asset values. Third party investment managers manage the portfolio. We manage the activities of the managers in an asset-liability management framework, setting duration targets and other investment guidelines for each portfolio segment. We also set investment policy and strategy, monitor compliance and evaluate results in relation to customized benchmarks.

Investment Oversight

         Our Finance and Investment Committee reviews our investment portfolio and the performance of our investment managers. In addition, our Finance and Investment Committee approves changes in the investment policy proposed by management and oversees compliance with the investment policy.

Investment Policy

         Our investment policy includes limits requiring diversification by asset class, fixed income sector and single issuers and limits exposure to lower-rated securities. It also limits reinvestment risk and requires effective asset-liability management processes including the maintenance of adequate liquidity to meet potential cash outflows and management of exposures to market risks.

         We are exposed to three primary sources of investment risk on fixed income investments: market value, reinvestment and liquidity risk. Market value risk is the risk that our invested assets will decrease in value due to a change in the prevailing market yields for similar assets, an unfavorable change in the liquidity of the investment or an unfavorable change in the financial prospects or a downgrade in the credit rating of the issuer of the investment. Reinvestment risk is the risk that interest rates will decline and funds reinvested will earn less than expected. Liquidity risk is the risk that liabilities are surrendered or mature sooner than anticipated, requiring us to sell assets at an undesirable time to provide for policyholder surrenders or withdrawals.

         We manage these risks through industry and issuer diversification, overall limits on the amounts of credit risk taken and asset-liability management, which we refer to as ALM. Our primary ALM practices include:

         o        modeling the cash flows necessary to service each existing and
                  newly  written  reinsurance  liability,   considering  various
                  interest rate scenarios;

         o        segmenting    portfolios    backing    material    reinsurance
                  transactions and creating customized investment guidelines engineered to support the cash flows for each transaction;

         o evaluating and quantifying the risks to earnings and the economic value of shareholders' equity created by gaps between the projected cash flows from existing assets and those required by in-force liabilities; and

         o reducing the risks caused by mismatches by opportunistically buying matching new investments.

         We generally use foreign denominated securities to manage currency risk if the related reinsurance transaction is denominated in a foreign currency. We may enter into interest rate swaps, futures, forwards and other hedging transactions to manage our risks. We currently use derivatives only to manage interest rate risk rather than as a speculative investment.

Competition and Ratings

         Competition in the life reinsurance industry is based on price, financial strength ratings, reputation, experience, relationships and service. We consider Swiss Re, Reinsurance Group of America, Transamerica Reinsurance, Generali USA Life Re and Munich American Reassurance Company to be our primary competitors in the United States. In other markets outside the United States, our competitors include XL Capital Ltd., Max Reinsurance Ltd. and PartnerRe Ltd.

         Insurance ratings are used by prospective purchasers of insurance policies, insurers and reinsurance intermediaries in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries.

Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Our insurer financial strength ratings are listed in the table below for each rating agency that meets with our management on a regular basis:

                                        A.M. Best    Fitch   Moody's Investors  Standard &
                                         Company    Ratings       Service         Poor's
                                         -------    -------       -------         ------

Insurer Financial Stength Ratings:
  Scottish Annuity and Life
    Insurance Company (Cayman) Ltd.         A-         A              A3*           A-
  Scottish Re (U.S.), Inc.                  A-         A              A3*           A-
  Scottish Re Ltd.                          A-         A              -             A-
  Scottish Re Life Corporation              A-         -              -             A-



         * Negative outlook

                  A.M. Best: "A- (excellent)" is fourth highest of sixteen rating levels. A.M. Best assigns an "A- (excellent)" rating to companies that have, in its opinion, on balance, excellent balance sheet strength, operating performance and business profile, as well as a strong ability to meet their ongoing obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from "A++ (superior)" to "F (in liquidation)."

                  Fitch: "A (strong)" is sixth highest of twenty-two rating levels. Fitch assigns an "A (strong)" or "A- (strong)" rating to companies that it characterizes as having, in its opinion, strong capacity to meet policyholder and contract obligations and moderate risk factors and where the impact of any adverse business and economic factors is expected to be small. Fitch's insurer financial strength ratings range from "AAA (exceptionally strong)" to "D (distressed)."

                  Moody's: "A3 (good)" is the seventh highest designation of Moody's Investors Service ("Moody's") twenty-one rating levels. Moody's assigns an "A3 (good)" rating to companies that offer, in its opinion, good financial security, but possess elements that suggest a susceptibility to impairment sometime in the future. Moody's long term insurance financial strength ratings range from "Aaa (exceptional)" to "C (lowest)."

                  Standard & Poor's: "A- (strong)" is seventh highest of twenty-two rating levels. Standard & Poor's assigns an "A- (strong)" rating to companies that have, in its opinion, a strong capacity to meet financial commitments, but are somewhat more susceptible to the adverse effects of changes in circumstances and economic conditions than insurers with higher ratings. Standard & Poor's insurer financial strength ratings range from "AAA (extremely strong)" to "R (under regulatory supervision)."

         The ability to write reinsurance partially depends on an insurer's financial condition and its financial strength ratings. These ratings are based on an insurance company's ability to pay policyholder obligations and are not directed toward the protection of investors. Each of our credit ratings is considered investment grade. Our ability to raise capital for our business and the cost of this capital is influenced by our credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.


Employees

         As of February 28, 2006, we employed approximately 369 full time employees, none of whom are unionized. We believe our relations with our employees are good.

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

Insurance Holding Company Regulation

         We and our subsidiaries, Scottish Re (U.S.), Inc. and Scottish Re Life Corporation, are subject to regulation under the insurance holding company laws of Delaware. The insurance holding company laws and regulations vary from state to state, but generally require insurers and reinsurers that are subsidiaries of insurance holding companies to register and file with state regulatory authorities certain reports including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between Scottish Re (U.S.), Inc. and/or Scottish Re Life Corporation and their affiliates must be fair and, if material or of a certain kind, require prior notice and approval or non-disapproval by the Delaware state insurance department. Orkney Re, Inc. is not subject to the South Carolina insurance holding company act, but it is required to obtain the approval of the South Carolina Director of Insurance before it may materially amend any agreements to which it is a party, enter into any new agreements or otherwise amend its business plan. State insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers.

         State insurance holding company laws also require prior notice or state insurance department approval of changes in control of an insurer or reinsurer or its holding company. The insurance laws of Delaware provide that no person, including a corporation or other legal entity, may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state insurance commissioner. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company or its holding company is presumed to have acquired control, unless this presumption is rebutted. In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation or any of their U.S. insurance subsidiaries may require prior notification in the states that have adopted pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including transactions that some or all of our shareholders might consider to be desirable.

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

         Orkney Re, Inc. may only pay dividends in accordance with restrictions and guidelines contained in its licensing order issued by the South Carolina Director of Insurance. Any dividends Orkney Re, Inc. pays are subject to the lien of the indenture relating to the long-term debt of its parent entity, Orkney Holdings, LLC.

U.S. Reinsurance Regulation

         Scottish Re (U.S.), Inc., Scottish Re Life Corporation and Orkney Re, Inc. are subject to insurance regulation and supervision that in many respects is similar to the regulation of licensed primary insurers. Generally, state regulatory authorities monitor compliance with, and periodically conduct examinations regarding, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves for unearned premiums, losses and other purposes. However, in contrast with primary insurance policies, which are regulated as to rate, form, and content, the terms and conditions of reinsurance agreements are generally not subject to regulation by state insurance regulators.

         The ability of any primary insurer to take credit for the reinsurance placed with reinsurers is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. Credit is usually granted when the reinsurer is licensed, accredited, approved or authorized to write reinsurance in the state where the primary insurer is domiciled. In addition, many states allow credit for reinsurance ceded to a reinsurer if the reinsurer is licensed in another jurisdiction and meets certain financial requirements, or if the primary insurer is provided with collateral in the form of letters of credit, trusts or funds withheld contracts to secure the reinsurer's obligations.

U.S. Reinsurance Regulation of our Non-U.S. Reinsurance Subsidiaries

         Our non-U.S. reinsurance subsidiaries also assume reinsurance from primary U.S. insurers. In order for primary U.S. insurers to obtain financial statement credit for the reinsurance obligations of our non-U.S. reinsurers, our non-U.S. reinsurance subsidiaries must satisfy reinsurance requirements. Non-U.S. reinsurers that are not licensed in a state generally may become accredited by filing certain financial information with the relevant state commissioner and maintaining a U.S. trust fund for the payment of valid reinsurance claims. In addition, many states allow credit for reinsurance ceded to unlicensed and unaccredited reinsurers if the primary insurer is provided with collateral in the form of letters of credit, trusts or funds withheld contracts to secure the reinsurer's obligations.

U.S. Insurance Regulation of our Non-U.S. Insurance Subsidiaries

         Our non-U.S. insurance subsidiaries that sell wealth management products are not licensed to conduct insurance business in any jurisdiction in the United States. Therefore, they cannot utilize traditional life insurance marketing channels such as agents, nor can they use mail-order or other direct marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, they rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken in the United States. In addition, policy solicitation, issuance and servicing must occur outside of the United States.

NAIC Ratios

         The National Association of Insurance Commissioners, which we refer to as the NAIC, has developed a set of financial relationships or tests known as the NAIC Insurance Regulatory Information System to assist state regulators in monitoring the financial condition of insurance companies and identifying companies that require special attention or action by insurance regulatory authorities. A second set of confidential ratios, called Financial Analysis Solvency Tracking System, "FAST," is also used for monitoring. Insurance companies generally submit data quarterly to the NAIC, which in turn analyzes the data using prescribed financial data ratios, each with defined "usual ranges." If an insurance company's results vary significantly from usual ranges, regulators may make further inquiries. Regulators have the authority to impose remedies ranging from increased monitoring to certain business limitations to various degrees of supervision. Our U.S. reinsurance subsidiaries are not currently subject to increased regulatory scrutiny based on our ratios, as computed under these systems.

Statutory accounting principles

         United States Statutory Accounting Principles, or SAP, are a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer's ability to pay all its current and future obligations to policyholders. As a result, statutory accounting focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer's domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends.

         U.S. GAAP is designed to measure a business on a going-concern basis. It gives consideration to matching of revenue and expenses and, as a result, certain expenses are capitalized when incurred and then amortized over the life of the associated policies. The valuation of assets and liabilities under U.S. GAAP is based in part upon best estimate assumptions made by the insurer. Shareholders' equity represents both amounts currently available and amounts expected to emerge over the life of the business. As a result, the values for assets, liabilities and equity reflected in financial statements prepared in accordance with U.S. GAAP may be different from those reflected in financial statements prepared under SAP.

Regulation of investments

         Our U.S. insurance subsidiaries are subject to laws and regulations that require diversification of their investment portfolio and limit the amount of investments in certain asset categories, such as below investment grade fixed maturities, equity real estate, other equity investments and derivatives. Failure to comply with these laws and regulations would cause investments exceeding regulatory limitations to be treated as non-admitted assets for purposes of measuring surplus, and, in some instances, would require divestiture of such non-complying investments. We believe the investments made by our U.S. insurance subsidiaries comply with these laws and regulations.

Market conduct regulation

         The laws and regulations of U.S. jurisdictions include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, complaint handling and claims handling. The regulatory authorities in U.S. jurisdictions generally enforce these provisions through periodic market conduct examinations.

Statutory examinations

         As part of their regulatory oversight process, insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in co-operation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC.

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

         As of December 31, 2005, the risk-based capital of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation exceeded minimum RBC levels.

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

Bermuda

         Our Bermuda subsidiaries are subject to regulation under the Bermuda Companies Act of 1981, and our Bermuda insurance subsidiaries are subject to regulation under the Bermuda Insurance Act of 1978, as amended by the Insurance Amendment Act 1995 (which we refer to as the Bermuda Insurance Act), and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act.

         Under the Bermuda Insurance Act, a Bermuda insurance company carrying on long-term business (which includes the writing of annuity contracts and life insurance policies with respect to human life) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business, except in so far as such payment is made out of surplus certified by the insurer's approved actuary to be available for distribution other than to policyholders. In addition, certain of our Bermuda subsidiaries are authorized by private acts of the Bermuda Legislature (the Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. Consolidation and Amendment Act 2001 and the Scottish Annuity & Life Insurance Company (Bermuda) Limited Consolidation and Amendment Act 2001, which we refer to as the private acts) to establish separate accounts in respect of one or more life insurance policies or annuity contracts. In the event of an inconsistency between the Bermuda Insurance Act and our private acts, the terms of the private acts control subject, however, to later amendments of the Bermuda Insurance Act or other relevant laws. Under our private acts, each insurance subsidiary is permitted to credit to relevant separate accounts such portion of the premiums and other receipts from the related policy or contract, and any property of the insurance subsidiary derived from or purchased with such premiums, as the related policies or contracts stipulate. To the extent provided in the relevant policies or contracts, income, interest or other gains earned from, and any property acquired by, investing or dealing in the assets of the separate account are credited to the separate account, and all expenses, fees or losses relating to the separate account are charged against the separate account. The assets and property held in the separate account are to be used for the sole purpose of paying any and all claims arising from or under the related policies or contracts, and no other person has any right or interest in such assets. Upon the termination of policies or contracts related to a separate account, and the discharge of obligations under the policies or contracts, the insurance subsidiary may terminate the separate account, and credit any remaining assets or property to its general account. In the event of insolvency of one of our Bermuda subsidiaries, the liquidator is bound to recognize the separate nature of each separate account, and is not empowered to apply property identified as the property of any one separate account to pay the claims of creditors of the insurance company or policyholders other than the policyholder to whom the separate account relates. The private acts also permit our Bermuda subsidiaries to issue certain securities based on separate accounts that are subject to similar provisions.

Cayman Islands

         Our Cayman Islands subsidiaries are subject to regulation as licensed insurance companies under Cayman Islands law. These subsidiaries hold unrestricted Class B insurance licenses under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business. Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. Our subsidiaries are exempt from this requirement. In addition, under the Cayman Islands Insurance Law, a Cayman Islands insurance company carrying on long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business except in so far as such payments can be made out of any surplus disclosed on an actuarial valuation and certified by an actuary to be distributable otherwise than to policyholders. Every Cayman Islands insurance company carrying on long-term business may establish any number of separate accounts in respect of premiums paid to it to provide (i) annuities on human life and (ii) contracts of insurance on human life, and such respective premiums shall be kept segregated one from the other and independent of all other funds of the Cayman Islands insurer, and, notwithstanding the provisions of any other written law to the contrary, are not chargeable with any liability arising from any other business of the insurer. The scope and the validity of the Cayman Islands law regarding separate accounts have not been tested in the courts of the Cayman Islands.

Guernsey

         World-Wide Insurance PCC Limited is a protected cell company incorporated under the laws of the Island of Guernsey and licensed by the Guernsey Financial Services Commission or GFSC, to carry on international insurance business under the Insurance Business (Bailiwick of Guernsey) Law, 2002. The activities of World-Wide Insurance PCC Limited are supervised by the GFSC. Insurers in Guernsey are required to maintain a minimum margin of solvency and to ensure that they have funds available sufficient to meet a total annual aggregate risk retention together with any forecasted annual expenses. In addition, insurance companies are also required to report annually to the GFSC and must also retain a general representative. The GFSC also has powers to investigate and intervene in the affairs of insurance companies in Guernsey.

Ireland

         Scottish Re (Dublin) Limited is a reinsurance company incorporated under the laws of Ireland. Under Irish law, a reinsurance company such as Scottish Re (Dublin) Limited is required to maintain a minimum level of paid up share capital. As a general matter, neither Scottish Re (Dublin) Limited is subject to the same level of regulation in Ireland as a direct writing insurance company. However, the Irish Financial Services Regulatory Authority has the power under Section 22 of the Insurance Act, 1989 (as inserted by Section 5 of the Insurance Act, 2000) to direct Irish reinsurance companies to cease writing business indefinitely or for a specified period for, among other grounds, inadequate capitalization, unsuitable directors and/or management or insufficient staff based in Ireland. Section 22A of the Insurance Act, 1989 (as inserted by Section 6 of the Insurance Act, 2000) provides that the Irish Financial Services Regulatory Authority may create regulations to provide for the application of the general insurance laws and regulations in Ireland to reinsurance companies such as Scottish Re (Dublin) Limited where it considers it necessary to do so, in the public interest, in the interest of policyholders and in the interest of the orderly and proper regulation of the insurance industry.

         Directive 2005/68/EC of the European Parliament and of the Council of the European Commission dated November 16, 2005 (the "Reinsurance Directive") was published in the Official Journal of the European Union on December 9, 2005. The Reinsurance Directive must be implemented by EU Member States on or before December 10, 2007. It is anticipated that Ireland will implement the Reinsurance Directive during the first quarter of 2006. Once implemented by EU Member States, the Reinsurance Directive will introduce a single passport system for reinsurers similar to that which currently applies to direct insurers. This will mean that EU reinsurers such as our Irish subsidiary, Scottish Re (Dublin) Limited, will be authorized by their home state supervisor and will, on that basis, be entitled to transact business anywhere in the European Union either under the rules of "freedom of establishment" or under the "freedom of services" rules.

         Some key provisions of the Reinsurance Directive for life reinsurers such as Scottish Re (Dublin) Limited include the following:

o EU reinsurers will be required to limit their purposes to the business of reinsurance and related operations.

o EU reinsurers will be obliged to establish adequate technical reserves to cover their reinsurance obligations. Additionally, reinsurers will be required to invest the assets covering their technical reserves and their equalization reserves (which are required in the case of credit reinsurers) in accordance with a prescribed set of rules. These rules require a reinsurer to match its investments to its expected claims payments and also require diversity across asset classes and counterparties. Investments in derivatives are permitted only to reduce investment risks or to facilitate efficient portfolio management. In addition, home Member States are permitted to require reinsurers to also comply with the more quantitative rules set out in the Reinsurance Directive provided they are prudentially justified.

o EU reinsurers will be obliged to maintain a solvency margin consisting of the assets of the reinsurer "free of any foreseeable liabilities" less any intangible items. Subject to an absolute minimum of EUR 3.0 million, in the case of life reinsurers, the required solvency margin will be based on the higher of a premium basis or a claims basis calculation. In respect of premiums, a ratio of 18% will apply on the first EUR 50.0 million, with 16% applying on the excess. In respect of claims, a ratio of 26% will apply on the average burden of claims determined by reference to a number of preceding financial years up to EUR 35.0 million with 23% applying on the excess. For unit linked business, home Member States may require the solvency margin to be calculated in accordance with the rules set out in the Reinsurance Directive applicable to direct life assurance companies.

o One-third of the required solvency margin will constitute a minimum guarantee fund, which must be not less than EUR 3.0 million.

o As regards transitional arrangements, the Reinsurance Directive provides that Member States may allow EU reinsurers which are carrying on business at the date of entry into force of the Reinsurance Directive, two years within which to comply with, inter alia, the requirements regarding establishment of technical provisions and reserves and relating to the solvency margin and the guarantee fund described above. However, the Irish Financial Regulator has embarked on a consultation process with industry on grandfathering requirements for existing reinsurers such as Scottish Re (Dublin) Limited and its current thinking suggests that Irish reinsurers would be expected to comply with the requirements of the Reinsurance Directive regarding the establishment of technical provisions within six months of the Reinsurance Directive being transposed into Irish law. Furthermore, it is expected that Irish reinsurers would be required to comply with the solvency margin requirements and the investment rules described above within 12 months of the transposition of the Reinsurance Directive into Irish law.

         All Irish reinsurers, including Scottish Re (Dublin) Limited, will be required to submit a Reinsurance Grandfathering Compliance Submission to the Irish Financial Regulator showing how they will comply with the new regulatory requirements. If Scottish Re (Dublin) Limited was not already in compliance or was unable to demonstrate that it had a compliance plan acceptable to the Irish Financial Regulator, then it might not be allowed by the Irish Financial Regulator to continue to carry on reinsurance business.

United Kingdom

         Scottish Re Limited is a reinsurance company incorporated and registered in England and Wales and subject to regulation and supervision in the United Kingdom. On December 1, 2001, the United Kingdom's Financial Services Authority, or FSA, assumed its full powers and responsibilities under the Financial Services and Markets Act 2000, or FSMA. The FSA is now the single statutory regulator responsible for regulating deposit-taking, insurance (including reinsurance), investment and most other financial services business. It is a criminal offense for any person to carry on a regulated activity in the United Kingdom unless that person is authorized by the FSA or falls under an exemption. Scottish Re Limited is authorized to carry on long-term business and certain classes of general business with a requirement that it restricts its business to reinsurance.

         The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA periodically performs a formal risk assessment of insurance and reinsurance companies or groups carrying on business in the United Kingdom. After each risk assessment, the FSA will inform the insurer/reinsurer of its views on the insurer's/reinsurer's risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken. The FSA also supervises the management of insurance and reinsurance companies through the approved persons regime, by which any appointment of persons to perform certain specified "controlled functions" within a regulated entity, must be approved by the FSA.

         Under FSA rules, insurance and reinsurance companies are required to maintain a margin of solvency at all times, the calculation of which in any particular case depends on the type and amount of business a company writes. The method of calculation of the solvency margin is set out in the FSA rules and, for these purposes, a company's assets and its liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.

         The acquisition of "control" of any U.K. insurance or reinsurance company will require FSA approval. For these purposes, a party that "controls" a U.K. insurance or reinsurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance or reinsurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance or reinsurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that both the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application could result in action being taken by the FSA against both the person who sought to acquire control and against the regulated company.

         The Reinsurance Directive has been approved by the United Kingdom and the regulatory authority is expected to take action within the prescribed time period.

New Jurisdictions

         If we or any of our subsidiaries were to become subject to the laws of a new jurisdiction where we or that subsidiary is not presently admitted, they may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could adversely affect our financial results and operations.

Additional Information

         Our website address is www.scottishre.com. Forms 10-K, 10-Q, 8-K and all amendments to such reports are available free of charge on our website. These reports are posted to the website as soon as reasonably practical after they have been filed with the SEC. We will also provide electronic or paper copies of these reports on request. Information contained on our website does not constitute part of this Annual Report on Form 10-K.



Item 1A.  RISK FACTORS

         Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations or financial condition.

                          Risks Related to Our Business

A downgrade in the financial ratings of our insurance subsidiaries could make us less competitive.


         Ratings are an important factor in attracting business in our life reinsurance business. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. The objective of rating organizations is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our securities and are not recommendations to buy, sell or hold our securities. See "Business - Competition and Ratings" for a description of our subsidiaries' ratings.

         A downgrade in or withdrawal of one or more ratings of any of our insurance subsidiaries could adversely affect our ability to sell products, retain existing business (through recapture provisions and non-renewal) and compete for attractive acquisition opportunities.

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

         The life reinsurance industry is highly competitive, and we encounter significant competition from other reinsurance companies, as well as competition from other providers of financial services. Competition in the reinsurance business is based on price, financial strength ratings, reputation, experience, relationships and service. Many of our competitors are significantly larger, have greater financial resources and have longer operating histories than we do. Competition from other reinsurers could adversely affect our competitive position. We consider our major competitors in the United States to include Swiss Re, Reinsurance Group of America Inc., Munich American Reassurance Company, Generali USA Life Re, and Transamerica Reinsurance. In other markets outside the United States, our competitors include XL Capital Ltd, Max Reinsurance Ltd. and PartnerRe Ltd.

Our life reinsurance contracts and variable life insurance policies expose us to mortality risk which could negatively affect our net income.

         Mortality risk is the risk that death claims may differ from the amount we assumed in pricing our reinsurance contracts and our variable life insurance policies. Mortality experience that is less favorable than the mortality rates that we assumed will negatively affect our net income. For example, in the second quarter of 2005, we experienced higher than expected mortality, which negatively affected our net income.

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

         In addition, our investment portfolio includes mortgage-backed securities, known as MBSs, and collateralized mortgage obligations, known as CMOs. As of December 31, 2005, MBSs and CMOs constituted approximately 16.4% of our invested assets. As with other fixed income investments, the fair value of these securities will fluctuate depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

         Our strategy includes growth through acquisitions. Our inability to grow through acquisitions or to successfully integrate acquired companies or blocks of business may negatively affect our results of operations.

         Much  of  our  growth,   particularly  in  2005,  has  been  fueled  by
acquisitions. Our ability to grow through acquisitions depends, among other things, on our ability to identify attractive acquisition candidates. We have completed three major acquisitions since 2001, including the acquisition of the in-force individual life reinsurance business of ING on December 31, 2004, and we may make future acquisitions, either of companies or other selected blocks of business. While we will evaluate business opportunities on a regular basis, we may not be successful in identifying any attractive acquisitions. We may not have, or be able to raise on acceptable terms, sufficient financial resources to make acquisitions. In addition, any acquisition we make is subject to all of the risks inherent in an acquisition strategy, including:

     o   integrating the acquired financial and operational systems;

     o establishing satisfactory budgetary and other financial and accounting controls;

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

         Our failure to manage successfully these operational challenges and risks may impact our results of operations. In addition, disputes can arise over the terms of any acquisition. For example, in connection with the acquisition of Scottish Re Life Corporation, formerly ERC Life Reinsurance Corporation, we are currently in mediation with the seller over the representations made to us at the time of sale. Also, growth by acquisition may divert a substantial amount of management time that would otherwise be devoted to our operations.

We may not be able to grow as quickly as we have in the past.

         To the extent that consolidation of the domestic life reinsurance industry leads to an improved pricing environment for reinsurers, such pricing increases may be offset by larger retentions and the amount of risk our clients retain. While international markets in Europe and Asia may offer better long-term prospects for growth, the timing of the growth is uncertain and is not likely to offset any slow-down in the domestic life reinsurance industry.

In certain reinsurance contracts we do not maintain control of the invested assets, which may limit our ability to control investment risks on these assets and may expose us to credit risk of the ceding company.

         As part of our business we enter into reinsurance agreements on a modified coinsurance and funds withheld coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2005, $2.6 billion of assets were held by ceding companies under such agreements and were recorded under "funds withheld at interest" on our balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company's other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer. In certain other reinsurance arrangements, we may place assets in a trust in order to provide the ceding company with credit for reinsurance on its financial statements. Although we generally have the right to direct the investment of assets in these trusts, in the event of the insolvency of the ceding company, its receiver may attempt to take control of those assets.

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

         A prolonged general economic downturn or poor performance of the equity and other capital markets, could lower the demand for many annuity and life insurance products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the demand for annuities or life insurance decreased.

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

With regard to our business generally, the outcome of current industry investigations may have an adverse impact.

         The attorneys general and the insurance departments of New York and numerous other states have announced investigations of insurance broker compensation arrangements, bid-rigging and other practices within the insurance industry, and may propose changes in the regulation of broker compensation arrangements and disclosure. Some regulators have also announced investigations into proper uses of finite reinsurance. We received a letter of inquiry from the Delaware Department of Insurance in November 2004 as part of its review of Delaware domestic insurance companies and their arrangements and dealings with producers acting as brokers to which we responded in November 2004. We have not been contacted by any other government agency (including through receipt of a subpoena) in connection with these investigations. It is impossible to predict the outcomes of these investigations, whether they will expand into other industry practices not yet contemplated, whether they will result in changes in insurance regulation or practices, or the impact, if any, of this increased regulatory scrutiny of the insurance industry on us or on the liquidity or trading prices of our ordinary shares.

Government subpoenas we have received may create negative publicity and the risk of regulatory action.

         We have received separate subpoenas from the staff of the SEC and the Permanent Subcommittee on Investigations of the United States Senate Committee on Homeland Security and Governmental Affairs ("PSI"). The SEC subpoena seeks documents and other information regarding transactions and trading involving Scottish Re securities by certain former officers and directors of Scottish Re (each of whom left those positions by mid-year 2001), by certain original shareholders of Scottish Re, and by our current Chairman. The PSI subpoena is in connection with the PSI's general review of compliance with anti-money laundering, tax and securities laws and regulations related to financial transactions by individuals and domestic and offshore entities. The PSI subpoena seeks documents regarding the formation of Scottish Re, certain wealth management products and transactions involving the individuals mentioned above. We are fully cooperating with these inquiries. While it is premature for us to assess the scope or any potential outcome to us of these inquiries, including any potential enforcement actions involving us, these inquiries may result in negative publicity and could have an adverse affect on us.


We cede some of the business that we reinsure to other reinsurance companies who may not pay amounts due to us, which could materially harm our business.

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

Natural disasters, catastrophes and disasters caused by humans, including the threat of terrorist attacks and related events, epidemics, and pandemics may adversely affect our business and results of operations.

         Natural disasters and terrorist attacks, as well as epidemics and pandemics, can adversely affect our business and results of operations because they accelerate mortality risk. Terrorist attacks in the United States and in other parts of the world and the threat of future attacks could have a negative effect on our business.

         We believe our reinsurance programs are sufficient to reasonably limit our net losses for individual life claims relating to potential future natural disasters and terrorist attacks. Our reinsurance programs, including our catastrophe coverage, limited our net losses in individual life claims relating to the September 11, 2001 terrorist attacks to approximately $750,000. However, the consequences of further natural disasters, terrorist attacks, armed conflicts, epidemics and pandemics are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.

         Our international operations subject us to regulatory, foreign currency, and other risks which may affect our business. In 2005, approximately 6% of our earned premiums came from our international operations. Our plan to grow our international operations subjects us to various risks. In addition to the regulatory and foreign currency risks we identify later in this section, these risks include:

     o volatility in earnings arising out of mortality swings in the initial years of operating in new markets;

     o political and economic instability as well as armed conflict in these regions; and

     o uncertainty arising out of foreign government sovereignty over our international operations.

Our inability to attract and retain qualified employees or the loss of any of our key employees could negatively impact our business.

         Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Scott E. Willkomm, our Chief Executive Officer, Paul Goldean, our General Counsel, David Huntley, the Chief Executive Officer of Scottish Re Limited, Hugh McCormick, our Executive Vice President of Corporate Development, Dean E. Miller, our Chief Financial Officer, Seth Vance, the Chief Executive Officer of Scottish Holdings, Inc., and Clifford J. Wagner, our Chief Actuary. Each of the foregoing members of senior management has employment agreements and we maintain $2,500,000 key man life insurance policies for each of Mr. Willkomm and Mr. Wagner. The loss of the services of members of our senior management, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could harm our financial performance.

We are exposed to foreign currency risk which could negatively affect our business.

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

Our ability to pay dividends depends on our subsidiaries' ability to distribute funds to us.

         We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on our ordinary shares, HyCUs, our non-cumulative perpetual preferred shares, and to pay debt service on any of our indebtedness, depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions applicable to insurance companies generally that limit the amount of dividends, loans and advances and other payments to affiliates. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

Our ordinary shares are subject to voting and transfer limitations.

         Under our articles of association, our board of directors (or its designee) is required, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, to decline to register any transfer of ordinary shares if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares, except that Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (collectively, the "Cypress Entities") are each permitted to transfer ordinary shares to another Cypress Entity, so long as the number of ordinary shares beneficially owned directly or indirectly by the Cypress Entities in the aggregate does not exceed 24.9% of a class of our shares. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares (24.9% in the case of the Cypress Entities), the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system, including the NYSE. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. Similar restrictions apply to issuances and repurchases of ordinary shares by us. Our directors (or their designee) also may, in their absolute discretion, decline to register the transfer of any ordinary shares, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if they have reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction or if they have reason to believe that registration of such transfer under the Securities Act of 1933, as amended, or the Securities Act, under any state "blue sky" or other U.S. securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, including the NYSE, if our directors have any reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction, the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system, including the NYSE. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. A transferor of ordinary shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such ordinary shares has been registered on our register of members. We are authorized to request information from any holder or prospective acquirer of ordinary shares as necessary to effect registration of any such transaction, and may decline to register any such transaction if complete and accurate information is not received as requested.

         In addition, our articles of association generally provide that any person (or any group of which such person is a member) other than the Cypress Entities, holding directly, or by attribution, or otherwise beneficially owning our voting shares carrying 10% or more of the total voting rights attached to all of our outstanding voting shares, will have the voting rights attached to its voting shares reduced so that it may not exercise more than approximately 9.9% of such total voting rights. In addition, in the event the Cypress Entities hold directly or by attribution or otherwise beneficially own voting shares with more than 24.9% of the total voting rights of our voting shares, the voting rights of the Cypress Entities will be reduced so that they may not exercise in the aggregate more than approximately 24.9% of the total voting rights of our voting shares at any given time. Because of the attribution provisions of the Internal Revenue Code of 1986, as amended, or the Code, and the rules of the Securities and Exchange Commission, or the SEC, regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds of record 10% or more of our voting shares. Further, our board of directors (or its designee) has the authority to request from any shareholder certain information for the purpose of determining whether such shareholder's voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives our board of directors (or its designee)
discretion to disregard all votes attached to such shareholder's ordinary shares.

         On April 7, 2005, our shareholders approved amendments to our articles of association permitting certain affiliates of The Cypress Group to own up to 24.9% of our ordinary shares and the issuance of ordinary shares to the Cypress Entities upon the conversion of the 7% Convertible Junior Subordinated Notes. On May 4, 2005, the Cypress Entities obtained insurance regulatory approval in Delaware and the United Kingdom to hold more than 10% of our outstanding shares. The Cypress Entities, at December 31, 2005, hold approximately 17.5% of our issued and outstanding ordinary shares.

Our articles of association make it difficult to replace directors and to effect a change of control.

         Our articles of association contain certain provisions that make it more difficult for the shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions may make more difficult the acquisition of control of us by means of a tender offer, open market purchase, a proxy fight or otherwise, including by reason of the limitation on transfers of ordinary shares and voting rights described above. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our board of directors, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control and may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover.

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

         The Cypress Entities currently own approximately 17.5% of our outstanding ordinary shares. Pursuant to a shareholders' agreement, as long as the Cypress Entities continue to hold the lesser of (i) 9.9% or more of the voting power of our voting securities on an as-converted basis or (ii) 35% or more of the securities purchased on an as-converted basis, the Cypress Entities have the non-assignable right to appoint one director and one non-voting observer to our board of directors. The Cypress Entities' share ownership and ability to nominate persons for election to the board of directors might provide the Cypress Entities with significant influence over potential change in control transactions.

Applicable insurance laws make it difficult to effect a change of control.

         Under applicable Delaware insurance laws and regulations, no person may acquire control of us, Scottish Re (U.S.), Inc. or Scottish Re Life Corporation Limited, our Delaware insurance subsidiaries, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware's insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner. In addition, because of our ownership of Orkney Re, Inc., our South Carolina special purpose reinsurance captive, any person acquiring control of Orkney Re, Inc., directly or indirectly through acquiring control of us, would be required to obtain approvals from the South Carolina Director of Insurance.

         In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of us, Scottish Re (U.S.), Inc. or Scottish Re Life Corporation Limited may require prior notification in the states that have pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including transactions that some or all of our shareholders might consider to be desirable.

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

The market price for our ordinary shares may be highly volatile.

         The market price for our ordinary shares has fluctuated, ranging between $21.68 and $26.02 per share for the 52 weeks ended December 31, 2005. The overall market and the price of our ordinary shares may continue to be volatile. There may be a significant effect on the market price for our ordinary shares due to, among other things:

     - changes in investors' and analysts' perceptions of the risks and conditions of our business,

     -   the size of the public float of our ordinary shares;

     -   the announcement of acquisitions by us or our competitors;

     - variations in our anticipated or actual operating results or the results of our competitors;

     -   regulatory developments;

     -   market conditions; and

     -   general economic conditions.

Limited trading volume of our ordinary shares may contribute to its price volatility.

         Our ordinary shares are traded on the New York Stock Exchange. During the twelve months ended December 31, 2005, the average daily trading volume for our ordinary shares as reported by the NYSE was 245,504 shares. As a result, relatively small trades may have a significant effect on the price of our ordinary shares.

                            Risks Related to Taxation

If we or any of our non-U.S. subsidiaries is determined to be conducting business in the United States, we could be liable for U.S. federal income taxes which could negatively affect our net income.

         We are a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. We and our non-U.S. subsidiaries believe they have operated and intend to continue operating in a manner such that neither we nor any of our non-U.S. subsidiaries should be treated as engaging in a trade or business in the United States and thus should not be subject to U.S. federal income taxation on net income. Because there are no definitive standards provided by the Code, regulations or court decisions there is considerable uncertainty as to which activities constitute being engaged in the conduct of a trade or business within the United States and as the determination is essentially factual in nature, the United States Internal Revenue Service, or the IRS, could contend that Scottish Re or one or more of its non-U.S. subsidiaries, is engaged in a trade or business in the United States for U.S. federal income tax purposes, and thus may be subject to U.S. federal income tax and "branch profits" tax on net income. The highest marginal federal income tax rates currently are 35% for a corporation's income that is effectively connected with a U.S. trade or business and 30% for the "branch profits" tax unless the "branch profits" tax is reduced by an applicable income tax treaty.

If we or any of our non-U.S. subsidiaries is treated as a controlled foreign corporation or a passive foreign investment company or if any of our non-U.S. insurance subsidiaries generate more than a permissible amount of related person insurance income, U.S. persons who own our shares may be subject to U.S. federal income taxation on our undistributed earnings and may recognize ordinary income upon disposition of our shares.

         We believe that we were not a controlled foreign corporation or a passive foreign investment company, nor have we generated an impermissible amount of related person insurance income for the year ended December 31, 2005. Although no assurances can be given, based upon (i) our current beliefs with respect to the dispersion of our share ownership and (ii) our financial information for the period ending December 31, 2005, we do not expect to be a controlled foreign corporation or a passive foreign investment company or to generate an impermissible amount of related person insurance income for the current year or in the future but we cannot be certain that this will be the case because some of the preceding facts are beyond our control. Our shareholders who are U.S. persons may be required to include in gross income for U.S. federal income tax purposes our undistributed earnings if we are treated as a controlled foreign corporation or a passive foreign investment company or if we have generated more than a permissible amount of related person insurance income. In addition, in certain cases gain on the disposition of our ordinary shares may be treated as ordinary income.

         Controlled Foreign Corporation. Each U.S. 10% holder of a controlled foreign corporation on the last day of the controlled foreign corporation's taxable year generally must include in gross income for U.S. federal income tax purposes such shareholder's pro-rata share of the controlled foreign corporation's subpart F income, even if the subpart F income has not been distributed. For purposes of this discussion, the term "U.S. 10% holder" includes only persons who, directly or indirectly through non-U.S. entities (or through the application of certain "constructive" ownership rules, which we refer to as constructively), own 10% or more of the total combined voting power of all classes of stock of the foreign corporation. In general, a non-U.S. company is treated as a controlled foreign corporation if such U.S. 10% holders collectively own more than 50% of the total combined voting power or value of our stock for an uninterrupted period of 30 days or more during any year and a non-U.S. insurance company is treated as a controlled foreign corporation if such U.S. 10% holders collectively own more than 25% of the total combined voting power or value of our stock for an uninterrupted period of 30 days or more during any year.

         At the present time, our largest aggregate shareholder, the Cypress Entities, owns collectively approximately 17.5% of our ordinary shares. In order to lessen the risk that Scottish Re or any of its non-U.S. subsidiaries could be characterized as a controlled foreign corporation, our articles of association prohibit the ownership by any person of shares that would equal or exceed 10% (or in the case of the Cypress Entities that would exceed 24.9%) of any class of the issued and outstanding Scottish Re shares and provide a "voting cutback" that would, in certain circumstances, reduce the voting power with respect to Scottish Re shares to the extent necessary to prevent the Cypress Entities from owning more than 24.9% of the voting power of Scottish Re, and any other person owning more than 9.9% of the voting power of Scottish Re. We believe, although not free from doubt, based upon information made available to us regarding our existing shareholder base, that the dispersion of our share ownership (other than with respect to the Cypress Entities) and the provisions of our articles of association restricting the transfer, issuance and voting power of our shares should prevent any person (other than certain potential U.S. affiliates of the Cypress Entities) from becoming a U.S. 10% holder of Scottish Re; however, we cannot be certain of this belief because of factual uncertainties and some of these provisions have not been directly passed on by the IRS, or by any court, in this context.

         If, however, one or more U.S. persons owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of our voting stock were to acquire separately or in the aggregate 25% of the vote or value of the stock of Scottish Re, our non-U.S. insurance subsidiaries would be treated as controlled  foreign  corporations.  In  addition,  Scottish  Re  and  its  other
(non-insurance) non-U.S. subsidiaries would be characterized as controlled foreign corporations if such U.S. persons were to acquire more than 50% of the vote or value of the stock of Scottish Re. In either case, any such U.S. 10% holder would be required to include in gross income its pro-rata share of subpart F income of Scottish Re and/or its non-U.S. subsidiaries.

         Related Person Insurance Income. If (i) any of our non-U.S. insurance subsidiaries' related person insurance income, or RPII, determined on a gross basis were to equal or exceed 20% of its gross insurance income in any taxable year, (ii) direct or indirect insureds and persons related to such insureds were to own directly or indirectly 20% or more of the voting power or value of Scottish Re's stock or any of our non-U.S. insurance subsidiaries' stock, and
(iii) U.S. persons (without regard to whether any U.S. person is a U.S. 10% holder) directly, indirectly or constructively own collectively by voting power or value 25% or more of our aggregate shares (taking into account the relative vote and value of different classes of shares), such U.S. persons who directly or indirectly own our shares on the last day of the taxable year would be required to include in its gross income for U.S. federal income tax purposes, the U.S. person's pro-rata share of our non-U.S. insurance subsidiaries' RPII for the portion of the taxable year during, which any such non-U.S. insurance subsidiary was a controlled foreign corporation under the RPII provisions determined as if such RPII were distributed proportionately to U.S. persons at that date, taking into account any differences existing with respect to the distribution rights applicable to different classes of shares.

         Related person insurance income is generally underwriting premium and related investment income attributable to insurance or reinsurance policies when the direct or indirect insureds are direct or indirect U.S. shareholders or are related to such direct or indirect U.S. shareholders. At present, we believe that our non-U.S. insurance subsidiaries should satisfy the 20% RPII ownership exception described herein because the direct or indirect ownership of the shares of Scottish Re or any of its non-U.S. insurance subsidiaries by any shareholders that are direct or indirect insureds of any of Scottish Re's non-U.S. insurance subsidiaries (or any person related to such insureds) should be less than 20% of the voting power or value of Scottish Re or any of its non-U.S. insurance subsidiaries. Even if the 20% RPII ownership exception described above is not met, although no assurances can be given, we do not believe that the 20% gross insurance income threshold has been met and we do not expect such threshold to be met in the future but we cannot be certain of the preceding belief because certain of the preceding facts are beyond our control.

         If we are characterized as a controlled foreign corporation under the RPII provisions, U.S. persons who directly or indirectly own our shares on the last day of such taxable year would be required to include in its gross income for U.S. federal income tax purposes, the U.S. person's pro-rata share of the relevant non-U.S. insurance subsidiaries' RPII for the portion of the taxable year during which any such non-U.S. insurance subsidiary was a controlled foreign corporation under the RPII provisions determined as if such RPII were distributed proportionately to such U.S. person at that date, taking into account any differences existing with respect to the distribution rights applicable to different classes of shares.

         Dispositions of Our Shares. If we are considered to be a controlled foreign corporation, any gain from the sale or exchange of our shares by a U.S. 10% holder of our shares may be treated as ordinary income to the extent of our earnings and profits during the period that such shareholder held our ordinary shares (with certain adjustments).

         If we are considered to have RPII and U.S. persons (without regard to whether any U.S. person is a U.S. 10% holder) collectively own directly, indirectly or constructively 25% or more of the voting power or value of our aggregate shares (taking into account the relative vote and value of different classes of shares), any gain from the disposition of our shares by a U.S. holder will generally be treated as income to the extent of such U.S. holder's portion of our undistributed earnings and profits that were accumulated during the period that the U.S. holder owned the shares (with certain adjustments). In addition, such U.S. holder will be required to comply with certain reporting requirements, regardless of the amount of shares owned directly or indirectly. However, because Scottish Re is not itself directly engaged in the insurance business and because proposed U.S. Treasury regulations applicable to this situation appear to apply only to sales of shares of corporations that are directly engaged in the insurance business, we do not believe that sale of our shares should be subject to these rules. The IRS, however, could interpret the proposed regulations, or the proposed regulations could be promulgated in final form, in a manner that would cause these rules to apply to dispositions of our ordinary shares.

         Passive Foreign Investment Company. In order to avoid significant potential adverse U.S. federal income tax consequences for any U.S. person who owns our shares, we cannot be characterized as a passive foreign investment company, or PFIC, in any year in which such U.S. person is a shareholder. In general, a non-U.S. corporation is a PFIC for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. Passive income does not, however, include income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. Although we believe that Scottish Re and its non-U.S. subsidiaries, taken as a whole, are engaged predominantly in insurance and reinsurance activities that involve significant risk transfer and that are otherwise activities of a type normally undertaken by insurance or reinsurance companies, and do not expect to have financial reserves in excess of the reasonable needs of their insurance businesses, it is possible that the IRS could take the position that we are a PFIC. Although we do not believe that we are or will be a PFIC, the IRS or a court could concur that we are a PFIC with respect to any given year.

If we are a controlled foreign corporation or if any of our non-U.S. insurance subsidiaries generate RPII, U.S. tax-exempt organizations that own our shares may recognize unrelated business taxable income.

         A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S. tax-exempt organization if either we are a controlled foreign corporation and the tax-exempt shareholder is a U.S. 10% holder or there is RPII and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated subpart F insurance income, potential U.S. tax-exempt investors are advised to consult their own tax advisors.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

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

         Additionally, the U.S. federal income tax laws and interpretations regarding whether a company is engaged in a trade or business within the United States, or is a PFIC, or whether U.S. persons would be required to include in their gross income the subpart F income or the RPII of a controlled foreign corporation are subject to change, possibly on a retroactive basis. There are currently no regulations regarding the application of the PFIC rules to insurance companies and the regulations regarding RPII are still in proposed form. New regulations or pronouncements interpreting or clarifying such rules may be forthcoming. We cannot be certain if, when or in what form such regulations or pronouncements may be provided and whether such guidance will have a retroactive effect.

Future transactions may limit our ability to use our net operating loss carryforwards.

         As of December 31, 2005, we had actual net operating loss carryforwards, or NOLs, of approximately $615.5 million. $603.1 million is attributable to the U.S. operations and $12.4 million is attributable to the U.K. operations. The U.K. net operating loss has an unlimited carryforward period. The U.S. NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Code, imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. It is possible that future transactions (including issuances of new shares and sales of our shares), would cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382.

If we do not receive further undertakings from the Cayman Islands, we may become subject to taxes in the Cayman Islands in the future.

         Scottish Re and our Cayman Islands subsidiaries, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd., have received undertakings from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended (1999 Revision), that until the year 2028 with respect to Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd., and until the year 2024 with respect to The Scottish Annuity Company (Cayman) Ltd., (1) no subsequently enacted Cayman Islands law imposing any tax on profits, income, gains or appreciation shall apply to Scottish Re and its Cayman Islands subsidiaries and
(2) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any shares, debentures or other obligations of Scottish Re and its Cayman Islands subsidiaries. We could be subject to Cayman Islands taxes after the applicable dates.

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

The impact of letters of commitment from Bermuda and the Cayman Islands to the Organization for Economic Cooperation and Development to eliminate harmful tax practices may impact us negatively.

         The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002, and updated as of June 2004 and November 2005 via a "Global Forum", Bermuda and the Cayman Islands were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.



  Item 1B: UNRESOLVED STAFF COMMENTS

None.

  Item 2:  PROPERTIES

         We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located, and in Dublin, Ireland; George Town, Grand Cayman; Singapore; Denver, Colorado; Charlotte, North Carolina; and Windsor, England. Our life reinsurance business operates out of the Bermuda, Grand Cayman, Charlotte, Denver and Windsor offices while our wealth management business operates out of the Grand Cayman office. The Bermuda, Dublin and Grand Cayman leases expire in 2006, the Singapore lease expires in 2008, the Denver lease expires in 2010, with an option to lease office space for an additional five year option, the Charlotte lease expires in 2016 and the Windsor lease expires in 2023.

  Item 3:  LEGAL PROCEEDINGS

         In the normal course of our business, we and our subsidiaries are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

  Item 4:  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to the vote of shareholders during the fourth quarter of 2005.

PART II

  Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Ordinary Shares

         Our ordinary shares, par value $0.01 per share, have been traded on the New York Stock Exchange under the symbol "SCT" since January 23, 2002. Prior to our listing on the New York Stock Exchange our ordinary shares were listed and traded on the NASDAQ National Market under the symbol "SCOT" since November 24, 1998. This table shows for the indicated periods the high and low intraday sales prices per share for our ordinary shares, as reported in The Wall Street Journal, and dividend declared per share.

                                                                     Per Share
                                               High         Low       Dividend
                                               ----         ---       --------
Year ended December 31, 2003
First Quarter ............................  $   18.06    $   16.55    $   0.05
Second Quarter ...........................      20.68        17.00        0.05
Third Quarter ............................      24.43        19.85        0.05
Fourth Quarter ...........................      24.62        18.90        0.05
Year  ended December 31, 2004
First Quarter ............................  $   24.59    $   20.21    $   0.05
Second Quarter ...........................      24.40        20.50        0.05
Third Quarter ............................      23.79        19.59        0.05
Fourth Quarter ...........................      26.15        20.90        0.05
Year  ended December 31, 2005
First Quarter ............................  $   26.00    $   22.01    $   0.05
Second Quarter ...........................      24.48        21.68        0.05
Third Quarter ............................      26.02        23.13        0.05
Fourth Quarter ...........................      25.99        23.15        0.05
Period Ended March 9, 2006
January 1, 2006 to March 9, 2006..........  $   25.49    $   23.77    $      -


         As of March 9, 2006, we had 29 record holders of our ordinary shares.

         We paid cash dividends of $0.20 per ordinary share in each of 2005, 2004 and 2003.

         The declaration and payment of future dividends by us will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions.

         As a holding company, our principal source of income is dividends or other statutorily permissible payments from its subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that we operate in, including Bermuda, the United States, Ireland and the U.K. See Item 7, "Management's Discussion and Analysis of Financial
Condition and Results of Operations" and Item 8, Note 15 to the Consolidated Financial Statements for further discussion.

         Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, "Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters".

  Item 6:  SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      (Expressed in Thousands of United States Dollars, except share data)

                                                     Year Ended     Year Ended      Year Ended      Year Ended     Year Ended
                                                    December 31,   December 31,    December 31,    December 31,   December 31,
                                                        2005           2004            2003            2002           2001
                                                    -----------    -----------     -----------     ----------      ----------
Income Statement data:(1)
Total revenues .................................    $ 2,297,329    $   814,387     $  556,045      $  306,212     $ 120,962
Total benefits and expenses ....................      2,183,705        758,936        518,299         274,871       103,729
Income before income taxes and
  minority interest.............................        113,624         55,451         37,746          31,341        17,233
Income from continuing operations
  before cumulative effect of change
  in accounting principle.......................        130,197         71,599         48,789          33,235        17,245
Net income .....................................        130,197         71,391         27,281          32,524        16,839

Dividend declared on non-cumulative
  perpetual preferred shares ...................         (4,758)             -              -               -             -
                                                    -----------    -----------     -----------     ----------     ---------
Net income available to ordinary
  shareholders .................................    $   125,439    $    71,391     $   27,281      $   32,524     $  16,839
                                                    ===========    ===========     ==========      ==========     =========

Per share data:  (1)
   Basic earnings per share:
       Income from continuing
         operations before cumulative
         effect of change in accounting
         principle and discontinued
         operations (2).........................    $      2.86    $      2.00     $      1.59     $     1.32     $    1.10
       Cumulative effect of change in
         accounting principle...................              -              -           (0.64)             -         (0.02)
       Discontinued operations..................              -          (0.01)          (0.06)         (0.03)            -
                                                    -----------    -----------     -----------     ----------     ---------
       Net income available to
         ordinary shareholders.................     $      2.86    $      1.99     $      0.89     $     1.29     $    1.08
                                                    ===========    ===========     ===========     ==========     =========

                                                     Year Ended     Year Ended      Year Ended      Year Ended     Year Ended
                                                    December 31,   December 31,    December 31,    December 31,   December 31,
                                                        2005           2004            2003            2002           2001
                                                    ------------   ------------    ------------    ------------   ------------
   Diluted earnings per share:
       Income from continuing
         operations before cumulative
         effect of change in accounting
         principle and discontinued
         operations(2)..........................    $       2.64   $       1.91    $       1.51    $       1.25   $       1.05
       Cumulative effect of change in
         accounting principle ..................               -              -           (0.60)              -          (0.03)
       Discontinued operations .................               -          (0.01)          (0.06)          (0.02)             -
                                                    ------------   ------------    ------------    ------------   ------------
       Net income available to
         ordinary shareholders..................    $       2.64   $       1.90    $       0.85    $       1.23   $       1.02
                                                    ============   ============    ============    ============   ============

   Book value per share(3)......................    $      21.48   $      21.60    $      18.73    $      18.24   $      16.44
   Market value per share ......................    $      24.55   $      25.90    $      20.78    $      17.45   $      19.35
   Cash dividends per ordinary share ...........    $       0.20   $       0.20    $       0.20    $       0.20   $       0.20
   Weighted average number of shares
     outstanding:
       Basic....................................      43,838,261     35,732,522      30,652,719      25,190,283     15,646,106
       Diluted..................................      47,531,116     37,508,292      32,228,001      26,505,612     16,485,338
Balance sheet data (at end of year): (1)
   Total fixed maturity investments ............    $  5,292,595   $  3,392,463    $  2,014,719    $  1,003,946   $    583,890
   Total assets ................................      12,006,120      8,952,237       6,053,517       3,291,226      2,141,566
   Long-term debt ..............................         244,500        244,500         162,500         132,500              -
   Total liabilities ...........................      10,582,046      7,937,417       5,242,450       2,800,134      1,810,284
   Minority interest ...........................           9,305          9,697           9,295               -              -
   Mezzanine equity ............................         143,057        142,449         141,928               -              -
   Total shareholders' equity ..................    $  1,271,712   $    862,674    $    659,844    $    491,092   $    331,282
Actual number of ordinary shares
outstanding ....................................      53,391,939     39,931,145      35,228,411      26,927,456     20,144,956

--------------
(1) Scottish Re Holdings Limited was acquired on December 31, 2001 and is included in balance sheet data for 2001-2005 and income statement data for years 2002-2005.

     Scottish Re Life Corporation was acquired on December 22, 2003 and is included in balance sheet data and income statement data for years 2003-2005. Consolidated statement of income data for the year ended December 31, 2003 includes net income of $1.2 million in respect of Scottish Re Life Corporation.

     The ING individual life reinsurance business was acquired on December 31, 2004 and is included in balance sheet data for years 2004 and 2005 and income statement data for 2005.

(2) Reflects reduction for dividends declared on non-cumulative perpetual preferred shares.

(3) Book value per share is calculated as shareholders' equity divided by the number of ordinary shares outstanding.

  Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights significant factors influencing our consolidated financial position and our results of operations. It should be read in conjunction with the summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 15 contained herein. In addition, you should read our discussion of "Critical Accounting Policies" beginning on page 42 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.


Overview

         We are a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. We are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States. We refer to this portion of our business as Life Reinsurance North America. We also specialize in niche markets in developed countries and broader life insurance markets in the developing world. More recently, we have become actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business and annuity products. We refer to this portion of our business as Life Reinsurance International. Life Reinsurance North America and Life Reinsurance International are each a reporting operating segment. We directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. In prior years, we referred to this portion of our business as Wealth Management, which was another reportable operating segment. As this business is no longer a material contributor to our results and we are no longer actively marketing this business, we have combined it with the Corporate and Other Segment for all periods presented. Other revenues and expenses not related to Life Reinsurance are reported in the Corporate and Other Segment. The segments are consistent with the way in which we use financial information to evaluate business performance and to determine the allocation of resources. We measure segment performance based on profit or loss from operations before income taxes.

         On December 31, 2004, we completed the acquisition of the individual life reinsurance business of ING. We reinsured the liabilities of all of ING's individual life reinsurance business through a 100% coinsurance transaction. ING transferred to us assets of approximately $1.8 billion. Certain of these assets are held in trust to secure the reserve obligations of the business. Additionally, ING transferred to us certain operating assets associated with the business. During 2005, we fully integrated the ING acquisition with our existing U.S. traditional business and migrated our Charlotte based policy administration operations to Denver. We now administer our combined business with an enhanced version of the ING policy administration system, known as SAGE. With the acquisition of the ING life reinsurance business, we have grown to be one of the three largest life reinsurers serving the United States.

         On December  22,  2003,  we  completed  the  acquisition  of 95% of the outstanding capital stock of ERC Life Corporation (renamed Scottish Re Life Reinsurance Corporation), for $169.9 million in cash. Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance.

         In 2005, we established Scottish Re Capital Markets, Inc., which is a registered broker dealer, formed to leverage the experience and expertise we have gained through our own efforts to deal with Regulation XXX and other reserve requirements. We believe Scottish Re Capital Markets can successfully assist our clients, both large and small, to effectively and efficiently access the capital markets to meet their reserving needs.


         The most important factors we monitor to evaluate our financial condition and performance include:

          o Operations: premiums, changes in the number of treaties and life insurance in force, investment results, claim frequency and severity trends, claims and benefit ratio and acquisition and expense ratios and operating earnings per share;

          o Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration; and

          o Financial condition: our financial strength ratings, financial leverage and growth in return on equity and book value per share.

2005 Highlights

          o Net income was $130.2 million in 2005 compared to $71.4 million in 2004. Net income available to ordinary shareholders per diluted share was $2.64 in 2005 compared to $1.90 in 2004, an increase of 39%;

          o Total revenues reached a record $2.3 billion, an increase of 182% compared to last year;

          o On January 12, 2005, we completed a private offering of $325.0 million Collateral Facility Securities through Stingray Pass-Through Trust. This transaction allows us to use eligible assets as collateral in our reinsurance business and it will guarantee our ability and capacity to issue $325.0 million of funding agreements in the future, without any capital market or execution risk at the time of issuance;

          o On February 11, 2005, we completed our first securitization of excess reserves arising from Regulation XXX through an offering by Orkney Holdings, LLC of $850.0 million aggregate principal amount of 30-year maturity securities;

          o In July 2005, we completed a public offering of 5,000,000 non-cumulative perpetual preferred shares with net proceeds of $120.4 million;

          o During the fourth quarter of 2005, we fully completed the integration of the ING acquisition with our existing United
               States traditional business and migrated our Charlotte based policy administration operations to Denver;

          o On December 21, 2005, we completed our second securitization of excess reserves arising from Regulation XXX through an offering by an orphaned Irish special purpose reinsurance company of $450.0 million aggregate principal amount of 30-year maturity securities;

          o In December 2005, we completed a public offering of 7,660,000 ordinary shares (which included an over allotment option of 1,410,000 shares) in which we raised aggregate net proceeds of $174.1 million. In connection with the offering, we entered into variable share forward sales agreements whereby the forward purchasers agree to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006; and

          o In December 2005, we completed two transactions that together provided approximately $2.0 billion in collateral to fund Regulation XXX reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business.

Revenues, expenses and other factors affecting profitability

Revenues

         We derive revenue primarily from premiums from reinsurance assumed on life business from existing treaties and from premiums on new treaties; investment income; realized gains and losses from our investment portfolio and fees from our financial solutions and wealth management businesses.

         Our primary business is life reinsurance, which involves reinsuring life insurance policies, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders and the exercise of recapture options by ceding companies.

         Premiums from reinsurance assumed on life business are included in revenues over the premium paying period of the underlying policies. When we acquire blocks of in-force business, we account for these transactions as purchases, and our results of operations include the net income from these blocks as of their respective dates of acquisition. Reinsurance assumed on annuity business does not generate premium income but generates investment income over time on the assets we receive from the ceding company. We also earn revenues on funding agreements. A deposit received on a funding agreement also does not generate premium income but does create income to the extent we earn an investment return in excess of our interest payment obligations thereon.

         Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements or coinsurance funds withheld agreements. Under GAAP, because our fixed income investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation/depreciation on these securities is not included in investment income on our statements of income, but is included in comprehensive income as a separate component of shareholders' equity. Realized gains and losses include gains and losses on investment securities that we sell during a period, write downs of securities deemed to be other than temporarily impaired and foreign currency exchange gains and losses.

Expenses

         We have six principal types of expenses: claims and policy benefits under our reinsurance contracts; interest credited to interest sensitive contract liabilities; acquisition costs and other insurance expenses; operating expenses; collateral finance facilities expense; and interest expense.

         When we issue a life reinsurance contract, we establish reserves for claims and future policy benefits. These reserves are our estimates of what we expect to pay in claims and policy benefits and related expenses under the contract or policy. From time to time, we may change the reserves if our experience leads us to believe that benefit claims and expenses will ultimately be greater than the existing reserve. We report the change in these reserves as an expense during the period when the reserve or additional reserve is established.

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

         A portion of the costs of acquiring new business, such as commissions, certain internal expenses related to our policy issuance and underwriting departments and other variable selling expenses are capitalized. The resulting deferred acquisition costs asset is amortized over future periods based on our expectations as to the emergence of future gross profits from the underlying contracts. These costs are dependent on the structure, size and type of business written. For certain products, we may retrospectively adjust our amortization when we revise our estimate of current or future gross profits to be realized. The effects of this adjustment are reflected in earnings in the period in which we revise our estimate. Acquisition costs also include letter of credit costs.

         Operating expenses consist of salary and salary related expenses, legal and professional fees, rent and office expenses, travel and entertainment expenses, directors' expenses, insurance and other similar expenses, except to the extent capitalized in deferred acquisition costs.

         Collateral finance facilities expense includes costs incurred on our Regulation XXX funding arrangements and other collateral finance facilities. See
Note 8 to the Consolidated Financial Statements for additional information.

         Interest expense consists of interest charges on our long-term debt and HyCU instruments.

Other factors affecting profitability

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

         The following factors affect our profitability:

         o     the volume of business we write;

         o volume and amount of death claims incurred; o our ability to assess and price adequately for the risks we assume;

         o the mix of different types of business that we reinsure, because profits on some lines of business emerge later than on other lines;

         o our ability to manage our assets and liabilities to manage investment and liquidity risk; and

         o     our ability to control expenses.

         In addition, our profits can be affected by a number of factors that are not within our control. For example, movements in interest rates can affect the volume of business that we write, the income earned from our investments, the interest we credit on interest sensitive contracts, the level of surrender activity on contracts that we reinsure and the rate at which we amortize deferred acquisition costs. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality. In addition, while death claims are reasonably predictable over a period of many years claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Other factors include changes in regulation or tax laws which may affect the attractiveness of our products or the costs of doing business and changes in foreign currency exchange rates.

Critical Accounting Policies

         Given the nature of our business, our accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the assumptions and estimates underlying these accounting policies under different conditions or assumptions, the amounts reported in our financial statements could be materially different. Our accounting policies are described in Note 2 to the Consolidated Financial Statements. We believe our most critical accounting policies include the establishment of reserves for future policy benefits, the capitalization and amortization of deferred acquisition costs, the valuation of present value of in-force business, the valuation of investment impairments, the valuation of embedded derivatives, estimates of premiums, the valuation of tax balances and the determination of whether we are the primary beneficiary of a variable interest entity.

         Statement of Financial Accounting Standard ("SFAS") No. 60 "Accounting and Reporting by Insurance Enterprises" applies to our traditional life policies with continuing premiums. For these policies, reserves for future policy benefits are computed based upon expected mortality rates, lapse rates, investment yields, expenses and other assumptions established at policy issue, including a margin for adverse deviation. Once these assumptions are made for a given treaty or group of treaties, they will not be changed over the life of the treaty. We periodically review actual historical experience and relative anticipated experience compared to the assumptions used to establish reserves for future policy benefits. Further, we determine whether actual and anticipated experience indicates that existing policy reserves together with the present value of future gross premiums are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. Significant changes in experience or assumptions may require us to provide for expected losses on a group of treaties by establishing additional net reserves. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

         We primarily rely on our own valuation and administration systems to establish reserves for future policy benefits. The reserves for future policy benefits may differ from those established by ceding companies due to the use of different assumptions, based principally on actual and anticipated experience, including industry experience and standards. We rely on our ceding companies, however, to provide accurate policy level data, including face amount, age, duration and other characteristics as well as underlying premiums and claims. This data constitutes the primary information used to establish reserves for essentially all of our future policy benefits. The use of reinsurance intermediaries in our transactions with ceding companies has been infrequent. In the few instances in which intermediaries are involved, we receive data from the intermediary in a similar timeframe and fashion as if received directly from the ceding company.

         Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to us can vary significantly by ceding company, but generally averages around 2 months. We update our analysis of incurred but not reported losses, including lag studies, on a quarterly basis and adjust our claim liabilities accordingly. The adjustments in a given period have generally not been significant relative to the overall reserves for future policy benefits or our results of operations.

         In the underwriting process, we perform procedures to evaluate the ceding company's process for compiling and reporting data. After entering into a reinsurance contract, we work closely with our ceding companies to help ensure information submitted by them is in accordance with the underlying reinsurance contracts. Additionally, we have a dedicated compliance team that performs extensive audits, including on-site audits and desk reviews, of the information provided by ceding companies. In addition to ceding company audits, we routinely perform analysis, at a treaty level, to compare the actual results of ceding companies against initial pricing and expected results. Generally, there have been few disputes or disagreements with ceding companies and most are resolved through normal administration procedures.

         Occasionally, we experience processing backlogs and establish reserves for processing backlogs with a goal of clearing all backlogs as quickly as possible. There were no significant processing backlogs at December 31, 2005.

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

         Reinsurance premiums from traditional life policies and annuity policies with life contingencies are generally recognized as revenue when due from policyholders and are reported net of amounts retroceded. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. For our traditional life reinsurance business, we estimate assumed premiums using actuarial model projections at the treaty level. Consistent with reinsurance industry practices, these models use the most recent policy level data available from our ceding companies and our estimate of new business for treaties still open to new business. The estimated premiums from the models are then compared to historical trends in reported assumed premiums by treaty and other information and adjusted if appropriate. Actual results could differ from these estimates. The adjustments in a given period have generally not been significant to the overall premiums or results of operations.

         Based on historical experience, the creditworthiness of ceding companies and our contractual right of offset, uncollectible assumed premium amounts have been infrequent and not material. Any provision for doubtful accounts would be recorded on a specific case-by-case basis.

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

         Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities. All our fixed maturity and preferred stock are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115"). Available-for-sale securities are carried at fair value with the difference from amortized cost included in shareholders' equity as a component of accumulated other comprehensive income. The difference is net of related deferred acquisition costs and taxes. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services.

         Determining whether a decline in current fair values is other than a temporary decline in value for securities classified as available-for-sale can frequently involve a variety of assumptions and estimates, particularly for investments that are not actively traded on established markets. For instance, assessing the value of some investments requires an analysis of expected future cash flows.

         Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

         As the discussion above indicates, there are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent significant changes in general overall economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. In addition, there are often significant estimates and assumptions that we use to estimate the fair values of securities, including projections of expected future cash flows and pricing of private securities. We continually monitor developments and update underlying assumptions and financial models based upon new information.

         See "Accounting Pronouncements FSP FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" for a discussion of potential changes to the requirements for other-than-temporary impairments in Note 2 to the Consolidated Financial Statements.

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

         We utilize the asset and liability method of accounting for income taxes. Under this method, deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. At December 31, 2005, we have net operating tax losses of $615.5 million against which a valuation allowance of $18.5 million has been established. The deferral of benefits from tax losses is evaluated based upon management's estimates of the future profitability of our taxable entities based on current forecasts and the period for which losses may be carried forward. A valuation allowance may have to be established for any portion of a deferred tax asset that management believes will not be realized. Should the future income of these entities fall below expectations, a further valuation allowance would have to be established, which could be significant.

         In December 2003, the FASB revised FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R") which was originally issued in January 2003. FIN 46R addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A company must consolidate a VIE in which it has an ownership, contractual or other financial interest if it is determined to be the primary beneficiary. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. We are the primary beneficiary of the collateral finance facilities discussed in Note 8 to the Consolidated Financial Statements, except for the Stingray Investor Trust, and have consolidated the variable interest entities in accordance with FIN 46R. The Stingray Investor Trust, discussed in Note 8 to the Consolidated Financial Statements, is a variable interest entity but we are not considered to be the primary beneficiary of the Investor Trust. Accordingly, it is not consolidated in accordance with FIN 46R.

Consolidated results of operations

         Our results of operations for the years ended December 31, 2003 and 2004 do not include the results of the acquisition of the ING individual life reinsurance business, which was completed on December 31, 2004. The results for the year ended December 31, 2003 include net income of $1.2 million in respect of the results of Scottish Re Life Corporation for the period from December 22, 2003 to December 31, 2003. All amounts are reported in thousands of United States dollars, except per share amounts.

                                                           Year Ended       Year Ended          Year Ended
                                                          December 31,     December 31,        December 31,
                                                              2005             2004                2003
                                                          ------------     -------------       ------------
Premiums earned, net..................................    $1,933,930        $  589,445         $  390,654
Investment income, net................................       355,837           217,138            148,028
Fee income............................................        12,316            11,547              7,907
Net realized gains (losses)...........................         3,738            (8,304)            (4,448)
Change in value of embedded derivatives, net..........        (8,492)            4,561             13,904
                                                          ----------        ----------         ----------
Total revenues........................................     2,297,329           814,387            556,045
                                                          ----------        ----------         ----------
Claims and other policy benefits......................     1,442,505           425,965            275,887
Interest credited to interest sensitive
   contract liabilities...............................       132,968           106,525             89,156
Acquisition costs and other insurance expenses, net...       423,775           151,405            114,678
Operating expenses....................................       115,573            54,658             31,021
Due diligence costs...................................             -             4,643                  -
Collateral finance facilities expense.................        48,146             2,724                  -
Interest expense......................................        20,738            13,016              7,557
                                                          ----------        ----------         ----------
Total benefits and expenses...........................     2,183,705           758,936            518,299
                                                          ----------        ----------         ----------
Income before income taxes and minority interest......       113,624            55,451             37,746
Income tax benefit  ..................................        16,434            16,679             11,105
                                                          ----------        ----------         ----------
Income from continuing operations before minority
   interest...........................................       130,058            72,130             48,851
Minority interest.....................................           139              (531)               (62)
                                                          ----------        ----------         ----------
Income before cumulative effect of change in
  accounting principle and discontinued operations....       130,197            71,599             48,789
Cumulative effect of change in accounting principle...             -                 -            (19,537)
Loss from discontinued operations.....................             -              (208)            (1,971)
                                                          ----------        ----------         ----------
Net income............................................       130,197            71,391             27,281
Dividend declared on non-cumulative perpetual
   preferred shares...................................        (4,758)                -                  -
                                                          ----------        ----------         ----------
Net income available to ordinary shareholders.........    $  125,439        $   71,391         $   27,281
                                                          ==========        ==========         ==========

Comparison of 2005 to 2004

Revenues

         Total revenues increased by 182% in 2005 to $2.3 billion compared to 2004. The increase in premiums earned is primarily due to the acquisition of the ING business on December 31, 2004 and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The key drivers of the 2005 increase in investment income were the growth in our invested assets which arises from business growth and the ING acquisition, net proceeds of $120.4 million from our offering of 5,000,000 non-cumulative perpetual preferred shares in July 2005 and investment income earned on the invested assets from our Regulation XXX initiatives completed during the year.

         When analyzing the impact of net investment income on the results of the segment, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in the segment's expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate.

         Net realized gains were $12.0 million higher in 2005 than 2004. Improvements in the credit markets in 2005 resulted in less write downs for other than temporary impairments of available for sale securities - $2.4 million in 2005 as compared to $9.9 million in 2004. We also realized a gain of $2.2 million in 2005 compared to a loss of $2.2 million for the same period in 2004, resulting from the mark to market of an interest rate swap. This derivative has not been designated as a hedge and, accordingly, changes in fair value are recorded in the determination of net income.

         The change in value of the embedded derivatives arises from the application of DIG B36. During the year ended December 31, 2003, we implemented the requirements of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36 modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets, are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contacts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. DIG B36 was effective for fiscal quarters beginning October 1, 2003. The change in the value of embedded derivatives decreased revenues by $8.5 million in 2005 compared to an increase of $4.6 million in 2004. This change in value arose principally because of the asset/liability mismatch on modified coinsurance contracts assumed in the ING acquisition, coupled with a decrease in risk free interest rates and widening of credit spreads.


         Expenses

         Total benefits and expenses in 2005 increased significantly compared to 2004 from $759.0 million to $2.2 billion or an increase of 188%. The increase in claims and policy benefits, acquisition costs and operating expenses was primarily due to the acquisition of the ING business on December 31, 2004 and continued growth in our Life Reinsurance North America Segment. Growth in interest credited reflects an increase in account balances and crediting rates on these balances. Additional operating costs in 2005 resulted from increased resources to support the growth in our business and $7.0 million of additional costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002. Collateral finance facilities expense in 2005 is impacted by the increased
Regulation XXX financing transactions completed during the year. Interest expense increased in 2005 due to full year of interest on the 2004 trust preferred offerings, interest on the Cypress Notes and increases in LIBOR rates during 2005.

         When analyzing the impact of collateral finance facilities on the consolidated results, it is important to understand that this expense is offset by the investment income earned on the fixed maturity investments from the collateral finance facility transactions. The net margin represents the excess of the yield on earning assets over the interest rate costs associated with the collateral finance facility.

         Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which may have different tax rates. The change in our effective tax rate is due primarily to the relationship of pre-tax income or losses in different jurisdictions. See Note 13 of the Consolidated Financial Statements for additional details.

         Included in the 2005 tax benefit is a $2.5 million expense related to a write-off of a deferred tax asset related to state income taxes. The 2005 income tax benefit is in respect of certain of our U.S. taxable entities and our U.K. entities, offset by income tax expenses arising on our Irish entity and other U.S. entities. At December 31, 2005, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for a valuation allowance of $18.5 million.

         Net income increased by 82%, or $58.8 million in 2005 compared to 2004 due to the reasons outlined above.

Comparison of 2004 to 2003

Revenues

         Total revenues increased by 46% in 2004 compared to 2003. The increase in premiums earned is primarily due to the impact of the acquisition of Scottish Re Life Corporation on December 22, 2003 and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The increase in fee income in 2004 arises principally from our acquisition of Scottish Re Life Corporation. The primary drivers of the increase in investment income in 2004 are the impact of the growth in our invested assets, which arises from business growth and acquisition, net proceeds on our offering of ordinary shares in July 2003, our HyCU offering in the fourth quarter of 2003 and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004.

         During 2004, realized losses amounted to $8.3 million in comparison with realized losses of $4.4 million in 2003. Included in 2004 realized losses is $2.2 million resulting from the mark to market of an interest rate swap not designated as a hedge which was entered into in relation to certain of our investment assets not supporting reinsurance liabilities. In 2004, we recognized losses of $9.9 million in respect of impairments on the portfolio controlled by us compared to $6.3 million in 2003.

         DIG B36 was effective for fiscal quarters beginning October 1, 2003. We reviewed all contracts at October 1, 2003 and determined that the value of this derivative, net of related deferred acquisition costs, after taxation was a loss of $19.5 million. This is shown in the consolidated statements of income as a cumulative effect of change in accounting principle for 2003. The change in value of the derivative, net of related deferred amortization costs, for 2004 amounted to a gain of $4.6 million. In the quarter ended December 31, 2003, the change in value of this derivative amounted to a gain of $13.9 million. The change in value is primarily due to movements in risk free interest rates and exposure to changing credit spreads.

Expenses

         Total benefits and expenses increased by 46% to $758.9 million in 2004 from $518.3 million in 2003. The increase was due to the acquisition of Scottish Re Life Corporation, continued growth in our Life Reinsurance North America Segment, additional operating costs required to meet the growth in our business, additional operating costs necessary to meet the requirements of the Sarbanes-Oxley Act of 2002, costs relating to due diligence activities and additional interest expense arising from the HyCU offering and trust preferred debt offerings in the fourth quarter of 2003 and the second quarter of 2004.

         During 2003, we decided to discontinue our Wealth Management operations in Luxembourg. We have transferred our Luxembourg Wealth Management business to third parties, closed the Luxembourg office and are in the process of liquidating our Luxembourg subsidiary. We have reported the results of the Luxembourg wealth management activities as discontinued operations. Losses incurred in respect of these operations in 2004 and 2003 amounted to $0.2 million and $2.0 million, respectively.

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

         Net income increased by 162%, or $44.1 million in 2004 compared to 2003 due to the reasons outlined above.

Segment Operating Results

Life Reinsurance North America

                                                                 Year Ended         Year Ended        Year Ended
                                                                December 31,       December 31,      December 31,
                                                                    2005               2004              2003
                                                                ------------      -------------      -------------
Revenues
Premiums earned, net.....................................       $  1,814,875      $    466,927      $     229,796
Investment income, net...................................            341,539           206,009            135,731
Fee income...............................................              9,233             7,867              4,067
Net realized gains (losses)..............................              1,121            (7,974)            (6,124)
Change in value of embedded derivatives, net.............             (8,492)            4,561             13,904
                                                                ------------      ------------      -------------
   Total revenues........................................          2,158,276           677,390            377,374
                                                                ------------      ------------      -------------
Benefits and expenses
Claims and other policy benefits.........................          1,365,599           344,319            171,711
Interest credited to interest sensitive
   contract liabilities..................................            132,968           106,525             89,156
Acquisition costs and other insurance expenses, net......            400,992           131,658             82,682
Operating expenses.......................................             48,849            18,408              8,646
Collateral finance facilities expense ...................             43,113             2,724                  -
Interest expense.........................................             10,823             4,605              1,109
                                                                ------------      ------------      -------------
   Total benefits and expenses...........................          2,002,344           608,239            353,304
                                                                ------------      ------------      -------------
Income before income taxes and minority interest.........       $    155,932      $     69,151      $      24,070
                                                                ============      ============      =============

         In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements are predominantly on an automatic basis. These products are written by life insurance companies and other financial institutions located principally in the United States. The results of the ING acquisition, which we completed on December 31, 2004, are included in the results of this segment for the year ended December 31, 2005.


         Comparison of 2005 to 2004

         Revenues

         Net premiums earned increased by $1.3 billion or 289% in 2005 compared to 2004 primarily as a result of the favorable impact of the ING acquisition. The remaining increase is due to the increases in the amounts of life insurance in-force on existing business and on new business written during the year. New business face amounts assumed was $131 billion in 2005 compared to $64 billion in 2004. As of December 31, 2005, we had approximately $1.02 trillion of life reinsurance in-force. As of December 31, 2004, we had just under $1.0 trillion of life insurance in-force.

         Net investment income increased by $135.5 million, or 66% in 2005 compared to 2004. The increase is due to the growth in our average invested assets base because of the ING acquisition, Regulation XXX financing transactions, increased operating cash flows and additional trust preferred securities issued in December 2004.

         On the portfolio managed by our external investment managers, the yields on fixed rate assets remained flat at 5.2% in, 2005 compared to 2004. Yields on floating rate assets which are indexed to LIBOR increased to 4.9% in 2005 from 3.4% in 2004, and the yield on our cash and cash equivalents increased to 3.9% in 2005 from 1.8% in 2004.

         The change in value of embedded derivatives, net of related deferred amortization costs and taxes, arises from the application of DIG B36. The change in the value of embedded derivatives decreased revenues by $8.5 million in 2005 compared to an increase of $4.6 million in 2004. This change in value arose principally because of the asset/liability mismatch on modified coinsurance contracts assumed in the ING acquisition, coupled with a decrease in risk free interest rates and widening of credit spreads.

         Expenses

         Claims and policy benefits increased by 297% in 2005 compared to 2004. The increase is primarily due to the impact of the ING acquisition. Claims and other policy benefits, as a percentage of net premiums, were 75.2%, and 73.7% in 2005 and 2004, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter. During the second quarter of 2005, we experienced higher than expected mortality which resulted in higher claims of approximately $14 million. This was due principally to a higher than expected number of large claims being incurred. Mortality was within expectations for the remainder of 2005 and thus overall mortality in 2005 was slightly higher than expected. Conversely, in 2004, mortality experience in this business was slightly better than anticipated.

         In 2005, interest credited to interest sensitive contract liabilities increased by 25% to $133.0 million from $106.5 million in 2004. The increase is due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities were $3.9 billion at December 31, 2005 in comparison with $3.2 billion at December 31, 2004.

         Acquisition costs and other insurance expenses increased by 205% in 2005 compared to 2004. The increase was a result of the ING acquisition and the increased life and annuity business. Acquisition costs and other insurance expenses, as a percentage of operating revenues, were 18.5% and 19.3% in 2005 and 2004, respectively. Operating revenues are defined as total revenues excluding realized gains (losses) and changes in the fair value of embedded derivatives. Excluding the impact of the $6.7 million rebate received from ING related to fees paid on Regulation XXX reserves, acquisition costs and other insurance expenses as a percentage of operating revenues were 18.8% in 2005. Overall, these percentages will fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts, which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

         Operating expenses for 2005 compared to 2004 increased by $30.4 million, or 165%. The increase is primarily the result of the ING acquisition and additional personnel and consulting costs incurred as we expanded our infrastructure in response to our recent and anticipated growth. We increased our head count principally because of hiring additional employees in respect of the acquisition of the ING business and adding management bench strength in key functional areas across the segment. Total employees in this segment have grown from 91 at December 31, 2004 to 226 at December 31, 2005. Operating expenses as a percentage of operating revenues decreased from 2.7% in 2004 to 2.3% in 2005 reflecting the benefits of scale and a portion of the benefits of the integration of ING into our existing operations.

         The collateral finance facility costs associated with the Regulation XXX financing transactions completed in 2005 contributed to the significant increase in the collateral finance facilities expense in 2005. These facilities are described in Note 8 to the Consolidated Financial Statements.

         Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $10.8 million, results from the issuance of an additional $50.0 million of the trust preferred securities in December 2004 and an increase in the LIBOR interest rates during 2005.

         Comparison of 2004 to 2003

         Revenues

         The increase in premiums earned in 2004 as compared to 2003 was primarily due to the impact of the acquisition of Scottish Re Life Corporation, on December 22, 2003, which contributed $124.8 million in earned premiums. The remaining increase is due to the increase in the number of client ceding companies and the increase in business from these clients. Excluding the business acquired from ING, as of December 31, 2004, we had approximately $305.1 billion of life reinsurance in force compared to approximately $275.0 billion as of December 31, 2003.

         Net investment income increased $70.3 million, or 52% in 2004 as compared to 2003. The increase is due to the growth in our average invested assets base and the favorable impact of marginally increased yields during 2004. At December 31, 2004, total invested assets in this segment, excluding those assets acquired in the purchase of ING, increased to $4.5 billion from $3.6 billion at December 31, 2003. On the portfolio managed by our external investment managers the yields on fixed rate assets less cash were 5.2% and 5.1% for 2004 and 2003, respectively. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets less cash remained flat at 3.4% in 2004 compared to 2003, and the yield on our cash and cash equivalents increased to 1.8% in 2004 from 1.0% in 2003. In 2004, the market value of floating-rate assets increased to $963.8 million, excluding those assets acquired in the purchase of ING, from $301.8 million in 2003 as a result of our increased floating rate liabilities.

         Fee income in 2004 increased to $7.9 million from $4.1 million in 2003 principally due to the acquisition of Scottish Re Life Corporation.

         The change in value of derivatives, net of related deferred amortization costs, arises from the application of DIG B36, which was implemented on October 1, 2003. During 2004 this amounted to a gain of $4.6 million. This change in value arose principally because of an increase in risk free interest rates. The change in value of the embedded derivatives during the period from October 1, 2003 to December 31, 2003 amounted to a gain of $13.9 million. The gain arose from an increase in the risk free rates.

         Expenses

         Claims and other policy benefits increased by $172.6 milion, or 101% in 2004 as compared to 2003. The increase is a result of the acquisition of Scottish Re Life Corporation, the increased number of clients and the increase in business from these clients as described above. Claims and other policy benefits, as a percentage of net premiums earned, were 73.7%, and 74.7% in 2004 and 2003, respectively. The mortality experience in this segment has fluctuated. This is somewhat expected as death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to significant fluctuation.

         Interest credited to interest sensitive contract liabilities was $17.4 million higher in 2004 than 2003. During 2003, we incurred $12.5 million due to revised reporting by a ceding company client in connection with two fixed annuity reinsurance contracts. Excluding this charge, interest credited increased by 6% in comparison with the 2003. Interest credited includes interest in respect of funding agreements. The amounts due on funding agreements are included in interest sensitive contract liabilities on our balance sheet and amount to $500.6 million at December 31, 2004 in comparison with $330.7 million at December 31, 2003. Interest credited on these agreements was $9.0 million in 2004 in comparison with $2.4 million in 2003. Interest sensitive contract liabilities amounted to $3.2 billion at December 31, 2004 in comparison with $2.6 billion at December 31, 2003.

         During 2004, acquisition costs and other insurance expenses increased by 59% to $131.7 million from $82.7 million in 2003. The increase was a result of the acquisition of Scottish Re Life Corporation, including the amortization of the present value of in-force arising on this business, and the increased life and annuity business as discussed above.


         Operating expenses increased by 113% to $18.4 million in 2004 as compared to 2003. Operating expenses as a percentage of operating revenues increased in 2004 to 2.7% from 2.3% in 2003. The increase is primarily the result of the acquisition of Scottish Re Life Corporation, additional personnel costs incurred as we continue to grow our business and the costs necessary to meet the requirements of the Sarbanes Oxley Act of 2002. The costs of Scottish Re Life Corporation include the cost of the transition services agreement with GE ERC of $2.4 million. Total employees in this segment have grown from 64 at December 31, 2003 to 91 at December 31, 2004.

         Interest expense in this segment arises on the trust preferred securities. The increase in interest expense to $4.6 million in 2004 from $1.1 million in 2003 arises from the issuance of an additional $62.0 million of trust preferred securities in October 2003, November 2003 and May 2004. An additional $50.0 million were issued in December 2004.

         The interest and costs of the collateral  finance facility described in
Note 8 to the Consolidated Financial Statements are included in collateral finance facility expenses and amounted to $2.7 million in 2004.

Life Reinsurance International

                                                                 Year Ended        Year Ended       Year Ended
                                                                December 31,      December 31,     December 31,
                                                                    2005              2004             2003
                                                               ------------      -------------     ------------
Revenues
Premiums earned, net.....................................      $    119,055      $     122,518     $    160,858
Investment income, net...................................            11,488             10,023            7,537
Net realized gains ......................................             1,263              1,685              548
                                                               ------------      -------------     ------------
   Total revenues........................................           131,806            134,226          168,943
                                                               ------------      -------------     ------------
Benefits and expenses
Claims and other policy benefits.........................            76,906             81,646          104,176
Acquisition costs and other insurance expenses, net......            20,722             17,634           29,733
Operating expenses.......................................            25,276             18,798           11,518
                                                               ------------      -------------     ------------
   Total benefits and expenses...........................           122,904            118,078          145,427
                                                               ------------      -------------     ------------
Income before income taxes...............................      $      8,902      $      16,148     $     23,516
                                                               ============      =============     ============


         Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term group life policies and aircrew "loss of license" insurance. In 2005, the International Segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business and annuity products. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment.

         Comparison of 2005 to 2004

         Revenues

         Net premiums earned decreased $3.5 million, or 2.8% in 2005 in comparison with 2004. During 2004, we reviewed the pricing and profitability of all contracts written in this segment and as a result, decided not to renew treaties which did not meet our return hurdles. Accordingly, premiums earned decreased in 2005 as compared to 2004. In addition during 2005, there was a favorable movement of $9.0 million due to revised reporting received on our share of two Lloyd's of London life syndicates offset by revisions to premium accruals based on improved underlying data of $2.2 million. During 2004, premiums earned include $4.2 million relating to revised reporting received on a share of two Lloyd's of London life syndicates.

         Investment income in 2005 increased by $1.5 million, or 15% compared to 2004 due to the investment income earned on the proceeds of additional capital contributed to this segment in December 2004 and June 2005.

         Expenses

         Claims and other policy benefits decreased to $76.9 million, or 6% in 2005 compared to 2004. During 2005, additional information was received from ceding companies that resulted in a review of policy benefits on certain lines of business and a decrease of $7.9 million in claims and other policy benefits. This was partially offset by an increase of $5.3 million due to revised reporting received on our share of two Lloyd's of London life syndicates. In addition, claims and other policy benefits in 2005 were impacted by the lower levels of premiums written during 2005 and revisions to premium accruals noted in the revenues section above.

         During 2005, acquisition costs and other insurance expenses increased by $3.1 million or 18% to $20.7 million from $17.6 million in 2004. Acquisition costs include the amortization of the present value of in-force business. Acquisition costs for 2005 included $4.3 million due to revised reporting received on our share of two Lloyd's of London life syndicates and the write-off of an uncollectible receivable of $1.2 million. In 2004, we recognized profit commission income of $1.8 million arising from a run off book of business and also included $2.4 million expense relating to our share of two Lloyd's of London life syndicates.

         Operating expenses have increased by 34% to $25.3 million in 2005 as compared to 2004. The primary drivers of the increase is $3.0 million relating to consulting fees for the review, design and implementation of processes and controls required to assist us in the remediation of the material weakness in internal controls noted in 2004. The remaining increase is principally related to increased personnel costs as resources have been added as we continue to grow our business and include costs for recruitment expenses and professional expenses incurred in addressing implementation of the requirements of the Sarbanes Oxley Act of 2002 and United Kingdom regulatory changes. The number of employees in this segment has grown as we continue to strive to grow our business in existing and prospective markets.

         Comparison of 2004 to 2003

         Revenues

         Premiums earned in our Life Reinsurance International Segment during 2004 decreased 24% to $122.5 million in comparison with $160.9 million in 2003. The majority of business in our Life Reinsurance International Segment is in respect of short duration contracts. We experience considerable reporting delays from some of our cedents on this business. In 2003, as part of the implementation of this Segment's new administrative system, improved data was compiled to allow us to more accurately estimate our premiums earned. As a result, premiums earned in 2003 included $23.4 million in respect of revisions in estimates of premiums earned for past years. Premiums earned from a specific portfolio acquired in 2002 were $11.5 million lower in 2004 compared to 2003 due to the run-off nature of the portfolio. During 2004 we decided not to renew certain contracts which did not meet our return thresholds. Earned premium for general reinsurance business, which consists of aircrew loss of license and related personal accident, decreased 5% from $35.8 million to $34.0 million. Premiums earned in 2004 include $4.2 million relating to a share of two Lloyd's of London life syndicates.

         Investment income during 2004 increased to $10.0 million compared to $7.5 million in 2003. A portfolio of business was recaptured in 2004 and resulted in additional investment income of $1.1 million. The remainder of the increase is due to the increased level of invested assets arising principally from growth in business.

         Expenses

         Claims and other policy benefits decreased by 22% to $81.6 in 2004 from $104.2 million in 2003. In comparison to the prior year, claims have been impacted by the implementation of the new administrative system and the related improvement in the estimates of cedant balances. During 2004 we recognized claims and other policy benefits of $1.8 million in respect of the recapture of the portfolio described above. In addition, during 2004 we incurred $1.0 million in respect of a claim from our stop loss business. Partially offsetting these increases was the release of reserves of $3.1 million relating to recapture of the portfolio described above. Claims and other policy benefits in 2004 also include $2.1 million of claims relating to our share of two Lloyd's of London life syndicates. Claims and other policy benefits in 2003 were favorably impacted by a $3.4 million release of reserves on the sale of our unit linked business in 2003.

         During 2004, acquisition costs and other insurance expenses decreased by $12.1 million or 41% to $17.6 million from $29.7 million in 2003. Acquisition costs related to a specific portfolio were $2.3 million lower in 2004 than 2003 due to the run-off nature of the portfolio. Acquisition costs include the amortization of the present value of in-force business. This was $1.8 million lower in 2004 compared to 2003 primarily due to the sale of the unit linked business in 2003. In 2004 we recognized profit commission income of $1.8 million arising from a run-off book of business. Acquisition costs in 2004 also include $2.4 million relating to our share of two Lloyd's of London life syndicates.

         Operating expenses have increased by 63% to $18.8 million in 2004 from $11.5 million in 2003. The increase is principally due to increased personnel costs as resources have been added as we continue to grow our business and also due to implementation of the requirements of the Sarbanes Oxley Act of 2002 and United Kingdom regulatory changes. Other expense increases compared to 2003 include office costs due to the move to larger offices in the second quarter of 2003 and amortization of the costs of a new administration system. Operating expenses in this segment are incurred in pounds sterling. These expenses have increased as a result of the depreciation of the United States dollar in comparison with pounds sterling during 2004.


    Corporate and Other

                                               Year Ended          Year Ended          Year Ended
                                              December 31,        December 31,        December 31,
                                                  2005                2004                2003
                                              ------------        ------------        ------------
Revenues
Investment income, net......................  $      2,810        $      1,106        $      4,760
Fee income..................................         3,083               3,680               3,840
Net realized gains (losses).................         1,354              (2,015)              1,128
                                              ------------        ------------        ------------
Total revenues..............................         7,247               2,771               9,728
                                              ------------        ------------        ------------

Benefits and expenses
Acquisition costs and other insurance
   expenses, net............................         2,061               2,113               2,263
Operating expenses..........................        41,448              17,452              10,857
Interest expense............................         9,915               8,411               6,448
Collateral finance facilities expense.......         5,033                   -                   -
Due diligence costs.........................             -               4,643                   -
                                              ------------        ------------        ------------
   Total benefits and expenses..............        58,457              32,619              19,568
                                              ------------        ------------        ------------
Loss before income taxes....................  $    (51,210)       $    (29,848)       $     (9,840)
                                              ============        ============        ============


         The Corporate and Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance segments and it includes corporate overhead.

         Comparison of 2005 to 2004

         Revenues

         Investment income arises in the Corporate and Other Segment on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as we raise capital and deploy it in our operating segments. Fee income and acquisition expenses arise from our wealth management operations.

         Expenses

         Operating expenses include the costs of running our principal office in Bermuda, compensation and other costs for our Board of Directors and legal and professional fees, including those in respect of corporate governance legislation. Operating expenses have increased by 137% to $41.4 million in 2005 from $17.5 million in 2004. The increases are principally due to increased personnel costs, including recruitment and relocation costs, as we continue to grow our business, the costs of option and restricted stock unit awards granted under our equity incentive compensation plans and professional fees of approximately $7.0 million incurred in respect of the implementation of the requirements of the Sarbanes-Oxley Act of 2002.

         The collateral finance facilities expense consists of a portion of the put premium and amortization of facility costs on the Stingray Investor Trust described in Note 8 to the Consolidated Financial Statements. Expenses related to the proportion of the Stingray Investor Trust utilized in 2005 have been allocated to the Life Reinsurance North America segment.

         Interest expense includes interest on the 4.5% senior convertible notes and the 1.0% dividend payable on the convertible preferred shares of our HyCU's. In addition, interest expense in 2005 included $0.8 million in interest expense on the Cypress Notes. These were converted into Class C Warrants on April 7, 2005.

         Comparison of 2004 to 2003

         Operating expenses have increased by 61% to $17.5 million in 2004 from $10.9 million in 2003. These increases relate primarily to increased personnel costs and the costs of corporate governance initiatives, including implementation of the requirements of the Sarbanes-Oxley Act of 2002. Due diligence costs of $4.6 million were incurred in respect of various proposed acquisitions which were not successful. During 2004, interest expense increased by 30% to $8.4 million from $6.4 million in 2003 as a result of the HyCU's issued in December 2003.


Financial Condition

Investments

Scottish Re Controlled Portfolio

         At December 31, 2005, the portfolio controlled by us consisted of $6.7 billion of fixed income securities, preferred stock and cash. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are traded, however, $452.9 million represent investments in private securities. Of the total portfolio controlled by us, $5.4 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $1.3 billion represented other cash balances. At December 31, 2004, the portfolio controlled by us consisted of $4.3 billion of fixed income securities, preferred stock and cash. The majority of these assets are traded, however, $330.3 million represented investments in private securities. Of the total portfolio, $3.5 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $752.5 million represented other cash balances. The data in the tables below exclude the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance agreements.

         At December 31, 2005, the average Standard & Poor's rating of our portfolio was "AA", the average effective duration was 2.9 years and the average book yield was 4.9% as compared with an average rating of "AA-", an average effective duration of 3.8 years and an average book yield of 4.2% at December 31, 2004. At December 31, 2005, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $17.9 million as compared with unrealized appreciation on investments, net of tax and deferred acquisition costs, of $13.7 million at December 31, 2004. The unrealized appreciation/ depreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

         In the table below are the total returns earned by our portfolio in 2005, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500 and a customized index that we developed to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                                                              Year Ended
                                                                                          December 31, 2005
                                                                                 ------------------------------------
Portfolio performance.......................................................                      3.22%
Customized index............................................................                      2.53%
Lehman Brothers Global Bond Index...........................................                      1.22%
S&P 500.....................................................................                      4.91%

         The following table presents the fixed income investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                                                December 31, 2005            December 31, 2004
                                                             -------------------------     ------------------------
Ratings                                                      $ in millions         %       $ in millions        %
                                                             -------------       -----     -------------      -----
AAA....................................................      $    3,017.4         44.8%    $    1,754.2        41.1%
AA.....................................................           1,069.1         15.9            451.1        10.5
A......................................................           1,646.9         24.4          1,284.0        30.1
BBB....................................................             977.7         14.5            750.5        17.6
BB or below............................................              28.0          0.4             30.3         0.7
                                                             ------------        -----     ------------       -----
Total..................................................      $    6,739.1        100.0%    $    4,270.1       100.0%
                                                             ============        =====     ============       =====

         The following table illustrates the fixed income investment portfolio (market value) sector exposure.

                                                                December 31, 2005            December 31, 2004
                                                             -------------------------     ------------------------
Sector                                                       $ in millions         %       $ in millions        %
                                                             -------------       -----     -------------      -----
U.S. Treasury securities and U.S. government agency
   obligations.........................................      $       47.9          0.7%    $       89.5         2.1%
Corporate securities...................................           2,057.0         30.5          1,618.3        37.9
Municipal bonds........................................              37.6          0.6             20.8         0.5
Mortgage and asset backed securities...................           3,150.1         46.7          1,663.8        39.0
Preferred stock........................................             133.8          2.0            125.2         2.9
                                                              -----------        -----     ------------       -----
                                                                  5,426.4         80.5          3,517.6        82.4
Cash...................................................           1,312.7         19.5            752.5        17.6
                                                              -----------        -----     ------------       -----
Total..................................................       $   6,739.1        100.0%    $    4,270.1       100.0%
                                                              ===========        =====     ============       =====

         Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

         The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost as of December 31, 2005 and 2004, respectively. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                                  December 31, 2005
                                 ----------------------------------------------------------------------------------------
                                                               Equal to or greater than
                                   Less than 12 months                 12 months                          Total
                                 -------------------------      -------------------------      --------------------------
                                 Estimated      Unrealized      Estimated     Unrealized        Estimated      Unrealized
                                 fair value        loss         fair value        loss          fair value        loss
                                 -----------     ---------      ----------     ----------      -----------     ----------
Investment Grade
  Securities:
CMO......................        $   467,314     $  (4,865)     $   85,305     $   (1,688)     $   552,619     $   (6,553)
Corporates...............          1,132,840       (23,950)         94,218         (2,545)       1,227,058        (26,495)
Governments..............             36,297          (774)          1,999            (71)          38,296           (845)
MBS......................            143,956        (3,383)         42,682         (1,611)         186,638         (4,994)
Municipal................             17,738          (330)          1,621            (68)          19,359           (398)
Other structured
  securities.............          1,028,657       (11,882)        135,341         (3,113)       1,163,998        (14,995)
Preferred stocks.........             98,263        (2,287)         24,106         (1,295)         122,369         (3,582)
                                 -----------     ---------      ----------     ----------      -----------     ----------
Total  investment grade
  securities.............        $ 2,925,065     $ (47,471)     $  385,272     $  (10,391)     $ 3,310,337     $  (57,862)
                                 -----------     ---------      ----------     ----------      -----------     ----------
Below investment grade
  securities:
Corporates...............        $    10,676     $    (655)     $    1,841     $      (59)     $    12,517     $     (714)
Other structured
  securities.............              3,552          (555)          7,260            (29)          10,812           (584)
Preferred stock..........                392           (12)            340            (19)             732            (31)
                                 -----------     ---------      ----------     ----------      -----------     ----------
Total below investment
  grade securities.......             14,620        (1,222)          9,441           (107)          24,061         (1,329)
                                 -----------     ---------      ----------     ----------      -----------     ----------
Total ...................        $ 2,939,685     $ (48,693)     $  394,713     $  (10,498)     $ 3,334,398     $  (59,191)
                                 ===========     =========      ==========     ==========      ===========     ==========

                                                                  December 31, 2004
                                 ----------------------------------------------------------------------------------------
                                                               Equal to or greater than
                                   Less than 12 months                 12 months                          Total
                                 -------------------------      -------------------------      --------------------------
                                 Estimated      Unrealized      Estimated     Unrealized        Estimated      Unrealized
                                 fair value        loss         fair value        loss          fair value        loss
                                 -----------    ----------      ----------     ----------      -----------       --------
Investment Grade
  Securities:
CMO......................        $   225,068    $   (1,830)     $    4,100      $     (96)     $   229,168      $   (1,926)
Corporates...............            241,030        (2,139)         49,445           (660)         290,475          (2,799)
Governments..............             51,123          (139)              -              -           51,123            (139)
MBS......................             49,085          (627)          9,585           (199)          58,670            (826)
Municipal................             12,130          (158)              -              -           12,130            (158)
Other structured
  securities.............            311,733        (2,375)         17,227         (1,125)         328,960          (3,500)
Preferred stocks.........             35,152          (628)            257            (12)          35,409            (640)
                                 -----------    ----------      ----------      ---------      -----------      ----------
Total  investment grade
  securities.............        $   925,321    $   (7,896)     $   80,614      $  (2,092)     $ 1,005,935      $   (9,988)
                                 -----------    ----------      ----------      ---------      -----------      ----------

Below investment grade
  securities:
Corporates...............        $     1,966    $      (35)     $        -      $       -      $     1,966      $      (35)
Other structured
  securities.............              7,988          (977)          2,492         (1,047)          10,480          (2,024)
Preferred stock..........                 54            (1)              -              -               54              (1)
                                 -----------    ----------      ----------      ---------      -----------      ----------
Total below investment
  grade securities.......             10,008        (1,013)          2,492         (1,047)          12,500          (2,060)
                                 -----------    ----------      ----------      ---------      -----------      ----------
Total ...................        $   935,329    $   (8,909)     $   83,106      $  (3,139)     $ 1,018,435      $  (12,048)
                                 ===========    ==========      ==========      =========      ===========      ==========

         At December 31, 2005, our fixed income portfolio had 2,493 positions and $59.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.5 million. There were $25.5 million of unrealized gains on the remainder of the portfolio. There were 127 private securities in an unrealized loss position totaling $4.3 million. At December 31, 2004, our fixed income portfolio had 1,773 positions and $12.0 million of gross unrealized losses. No single position had an unrealized loss greater than $0.9 million. There were $42.1 million of unrealized gains on the remainder of the portfolio. There were 44 private securities in an unrealized loss position totaling $0.7 million.

         We believe that the analysis of each security whose price has been below market for greater than twelve months indicated that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of December 31, 2005. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as at December 31, 2005, approximately 98% of the gross unrealized losses are associated with investment grade securities.


         Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $1.1 million at December 31, 2005 and $2.1 million at December 31, 2004. Unrealized losses on non-investment grade securities amounted to $1.3 million and $2.1 million at December 31, 2005 and December 31, 2004, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.1 million at December 31, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for a period greater than one year, of which there was none at December 31, 2005 and $1.0 million at December 31, 2004 had been in an unrealized loss position for periods greater than 2 years.

         The following tables illustrate the industry analysis of the unrealized losses at December 31, 2005 and 2004:

                                                                       December 31, 2005
                                       ------------------------------------------------------------------------------
                                        Amortized                  Estimated                   Unrealized
                                           Cost           %        Fair Value         %            Loss           %
                                       ----------       -----      ----------        -----     -----------      -----
        Industry
        --------
        Mortgage  and asset backed
           securities.............     $1,941,193        57.2%     $1,914,068         57.4%    $  (27,125)       45.8%
        Banking...................        210,360         6.2         206,189          6.2         (4,171)        7.1
        Communications............        192,282         5.7         186,480          5.6         (5,802)        9.8
        Consumer cyclical.........        114,199         3.4         111,488          3.3         (2,711)        4.6
        Consumer non-cyclical.....        124,998         3.7         122,134          3.7         (2,864)        4.8
        Financial companies.......        103,455         3.0         101,663          3.0         (1,792)        3.0
        Financial other...........        117,803         3.5         115,767          3.5         (2,036)        3.4
        Other*....................        589,299        17.3         576,609         17.3        (12,690)       21.5
                                       ----------       -----      ----------        -----     -----------      -----
        Total.....................     $3,393,589       100.0%     $3,334,398        100.0%    $  (59,191)      100.0%
                                       ==========       =====      ==========        =====     ===========      =====

                                                                       December 31, 2004
                                       ------------------------------------------------------------------------------
                                        Amortized                  Estimated                   Unrealized
                                           Cost           %        Fair Value         %            Loss           %
                                       ----------       -----      ----------        -----     -----------      -----
        Industry
        --------
        Mortgage  and asset backed
           securities.............     $  635,556        61.7%     $  627,279         61.6%    $   (8,277)       68.7%
        Banking...................         89,131         8.7          88,371          8.7           (760)        6.3
        Insurance.................         30,229         2.9          29,831          2.9           (398)        3.3
        Financial other...........         30,081         2.9          29,645          2.9           (436)        3.6
        Brokerage.................         25,071         2.4          24,893          2.4           (178)        1.5
        Financial companies.......         24,293         2.4          24,080          2.4           (213)        1.8
        Communications............         16,734         1.6          16,503          1.6           (231)        1.9
        Other*....................        179,388        17.4         177,833         17.5         (1,555)       12.9
                                       ----------       -----      ----------        -----     ----------       -----
        Total.....................     $1,030,483       100.0%     $1,018,435        100.0%    $  (12,048)      100.0%
                                       ==========       =====      ==========        =====     ==========       =====

*Other industries each represent less than 3% of estimated fair value

         The expected maturity dates of our fixed maturity investments that have an unrealized loss at December 31, 2005 and 2004 are presented in the table below.

                                                                       December 31, 2005
                                    ----------------------------------------------------------------------------------
                                                                 Estimated                    Unrealized
Maturity                             Book Value         %        Fair Value          %           Loss             %
--------                            -----------       -----     -----------        -----     -----------        -----
Due in one year or less........     $   269,410         7.9%    $   267,712          8.0%    $    (1,698)         2.9%
Due in one through five years..       1,659,946        48.9       1,636,102         49.1         (23,844)        40.3
Due in five through ten years..         925,650        27.3         905,973         27.2         (19,677)        33.2
Due after ten years............         538,583        15.9         524,611         15.7         (13,972)        23.6
                                    -----------       -----     -----------        -----     -----------        -----
Total..........................     $ 3,393,589       100.0%    $ 3,334,398        100.0%    $   (59,191)       100.0%
                                    ===========       =====     ===========        =====     ===========        =====

                                                                       December 31, 2004
                                    ----------------------------------------------------------------------------------
                                                                 Estimated                    Unrealized
Maturity                             Book Value         %        Fair Value          %           Loss             %
--------                            -----------       -----     -----------        -----     -----------        -----
Due in one year or less........     $   162,787        15.8%    $   160,087         15.7%    $    (2,700)       22.4%
Due in one through five years..         532,436        51.7         527,660         51.8          (4,776)       39.6
Due in five through ten years..         256,319        24.9         252,939         24.9          (3,380)       28.1
Due after ten years............          78,941         7.6          77,749          7.6          (1,192)        9.9
                                    -----------       -----     -----------        -----     -----------       -----
Total..........................     $ 1,030,483       100.0%    $ 1,018,435        100.0%    $   (12,048)      100.0%
                                    ===========       =====     ===========        =====     ===========       =====

         At December 31, 2005, there were 1,698 securities with unrealized loss positions, with no security having an unrealized loss greater than $0.5 million. At December 31, 2004, there were 647 securities with unrealized loss positions with no securities having an unrealized loss greater than $0.9 million. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

         At December 31, 2005, there was one security with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The unrealized loss on this security amounted to $0.5 million. At December 31, 2004 there were two securities with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million and the largest unrealized loss position was $0.9 million.

         The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during 2005, 2004 and 2003.

                                                Year ended December 31, 2005
               ---------------------------------------------------------------------------------------
                  Credit Concern          Relative Value            Other                 Total
               -------------------    -------------------    -------------------    -------------------
Days           Proceeds     Loss      Proceeds    Loss       Proceeds     Loss      Proceeds    Loss
----           --------   --------    --------   --------    --------   --------    --------   --------
0-90 .......   $ 43,223   $ (1,703)   $ 44,230   $   (356)   $471,886   $ (1,440)   $559,339   $ (3,499)
91-180 .....        355        (83)     12,456        (59)      6,499        (48)     19,310       (190)
181-270 ....      5,869     (1,246)      2,240         (7)      6,361        (88)     14,470     (1,341)
271-360 ....      2,581       (255)      2,045        (70)      4,881        (29)      9,507       (354)
Greater than
 360........      2,670       (330)          7          -       2,453        (64)      5,130       (394)
               --------   --------    --------   --------    --------   --------    --------   --------
Total ......   $ 54,698   $ (3,617)   $ 60,978   $   (492)   $492,080   $ (1,669)   $607,756   $ (5,778)
               ========   ========    ========   ========    ========   ========    ========   ========

                                               Year ended December 31, 2004
               ---------------------------------------------------------------------------------------
                  Credit Concern          Relative Value            Other                 Total
               -------------------    -------------------    -------------------    -------------------
Days           Proceeds     Loss      Proceeds    Loss       Proceeds     Loss      Proceeds    Loss
----           --------   --------    --------   --------    --------   --------    --------   --------
0-90 .......   $  7,528   $   (474)   $ 54,772   $ (1,284)   $ 77,107   $ (1,859)   $139,407   $ (3,617)
91-180 .....      1,909       (136)     22,884       (266)      6,543        (46)     31,336       (448)
181-270 ....     10,483       (159)      3,904        (23)        127         (1)     14,514       (183)
271-360 ....          -          -         488        (10)      1,886        (31)      2,374        (41)
Greater than
 360........      8,011       (710)        306        (11)        321        (33)      8,638       (754)
               --------   --------    --------   --------    --------   --------    --------   --------
Total ......   $ 27,931   $ (1,479)   $ 82,354   $ (1,594)   $ 85,984   $ (1,970)   $196,269   $ (5,043)
               ========   ========    ========   ========    ========   ========    ========   ========

                                               Year ended December 31, 2003
               ---------------------------------------------------------------------------------------
                  Credit Concern         Relative Value            Other                 Total
               -------------------   -------------------     -------------------    -------------------
Days           Proceeds    Loss      Proceeds    Loss        Proceeds     Loss      Proceeds    Loss
----           --------  --------    --------    -------     --------   --------    --------   --------
0-90 .......   $    924   $     (5)   $ 15,389   $   (166)   $ 20,686   $   (191)   $ 36,999   $   (362)
91-180 .....      3,529       (295)      3,693        (35)      1,720        (15)      8,942       (345)
181-270 ....      3,300       (251)        776        (29)        656         (4)      4,732       (284)
271-360.....          -          -         545        (12)        479        (55)      1,024        (67)
Greater than
 360........      6,008       (951)      1,380       (116)          -          -       7,388     (1,067)
               --------   --------    --------   --------    --------   --------    --------   --------
Total.......   $ 13,761   $ (1,502)   $ 21,783   $   (358)   $ 23,541   $   (265)   $ 59,085   $ (2,125)
               ========   ========    ========   ========    ========   ========    ========   ========

Asset/liability management

         We use various sophisticated asset/liability management processes to provide adequate liquidity over the lives of the liabilities and to limit exposure to changes in interest rates, adverse credit default experience and currency risk.

         When we originate each new reinsurance transaction, the price and terms are based on results of simulation models in which projected investment cash flows will match liability cash flows within reasonable tolerances. The investment portfolio characteristics found to be most suitable for the liability are used to design the investment guidelines and target duration for the portfolio. We currently manage our asset/liability processes for over eighty individual portfolios.

         Liquidity expectations and requirements vary with the type of liability. For liabilities with potentially greater liquidity demands, we select assets to make the corresponding portfolios more liquid and run more frequent simulations reflecting updated experience.

         We periodically perform analyses, update guidelines and take other corrective action to keep the assets at the portfolio and enterprise level suitable for the relevant liabilities. Techniques include simulation of in-force assets and liabilities in various interest rate scenarios, adjustment of duration targets for each portfolio, monitoring the gap between actual and target duration at the portfolio, legal entity and enterprise levels. Historically, variations between the maturity of our investment portfolio and our liabilities have been small.


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

         At December 31, 2005, the funds withheld at interest totaled $2.6 billion with an average rating of "A+", an average effective duration of 5.1 years and an average book yield of 5.6% as compared to $2.0 billion with an average rating of "A+", an average effective duration of 3.9 years and an average book yield of 5.2% at December 31, 2004. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $2.6 billion and $2.1 billion at December 31, 2005 and December 31, 2004, respectively.

         At December 31, 2005, funds withheld at interest were in respect of seven contracts with five ceding companies. At December 31, 2004, funds withheld at interest were in respect of seven contracts with four ceding companies. At December 31, 2005, we had three contracts with Lincoln National Life Insurance Company that accounted for $1.2 billion or 48% of the funds withheld balances. Additionally we had one contract with Security Life of Denver International Limited that accounted for $0.7 billion or 27% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion or 23% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA-" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.4 billion and $1.7 billion at December 31, 2005 and 2004, respectively.

         The investment objectives for these arrangements are included in the modified coinsurance and funds withheld coinsurance agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The maximum percentage of below investment grade securities is 10% and other guidelines limit risk, ensure issuer and industry diversification, as well as, maintain liquidity and overall portfolio credit quality.

         According to data provided by our ceding companies, the following table reflects the market value of assets including cash backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

Ratings                                                      December 31, 2005            December 31, 2004
-------                                                     ----------------------       ----------------------
                                                              millions         %          millions            %
                                                            ----------       -----       ----------        -----
AAA....................................................     $    705.9        27.4%      $    692.6         33.3%
AA.....................................................          146.0         5.7             85.0          4.1
A......................................................          741.6        28.9            527.7         25.4
BBB....................................................          785.8        30.6            579.7         27.9
BB or below............................................           78.0         3.0             63.3          3.1
                                                            ----------       -----       ----------        -----
                                                               2,457.3        95.6          1,948.3         93.8
Commercial mortgage loans..............................          112.6         4.4            129.9          6.2
                                                            ----------       -----       ----------        -----
Total..................................................     $  2,569.9       100.0%      $  2,078.2        100.0%
                                                            ==========       =====       ==========        =====


         According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

Sector                                                       December 31, 2005            December 31, 2004
-------                                                     ----------------------       ----------------------
                                                              millions         %          millions            %
                                                            ----------       -----       ----------        -----
U.S. Treasury securities and U.S. government agency
   obligations ....................................        $     62.3         2.4%       $     39.7         1.9%
Corporate securities ..............................           1,634.4        63.6           1,096.3        52.8
Municipal bonds ...................................              33.0         1.3              25.2         1.2
Mortgage and asset backed securities ..............             595.1        23.1             314.7        15.1
Commercial mortgage loans .........................             112.5         4.4             129.9         6.3
Cash ..............................................             132.6         5.2             472.4        22.7
                                                           ----------       -----        ----------       -----
Total .............................................        $  2,569.9       100.0%       $  2,078.2       100.0%
                                                           ==========       =====        ==========       =====

Liquidity and Capital Resources

Cash flow


         Cash provided by operating activities amounted to $365.7 million in 2005 in comparison with $38.9 million in 2004. Operating cash flow includes cash inflows from premiums, fees and investment income and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The increase in cash flow from operating activities is principally due to the ING acquisition.

         In 2004, the decrease in operating cash flow in comparison with 2003 is partly attributable to settlement of a tax liability of approximately $23.0 million. This liability resulted from actions taken by the former owner of Scottish Re Life Corporation immediately prior to its acquisition in December 2003. When adjusted for this payment, cash inflows from operations in 2004 were $61.9 million compared to inflows of $88.5 million in 2003. This decrease is due to the timing of receipt of reinsurance receivables and settlement of reinsurance payables.

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

         Net cash used in investing activities was $1.9 billion and $479.9 million in 2005 and 2004, respectively. The increase in cash used in investing activities and, in particular, the purchases of fixed maturity securities, are primarily related to the investment of the proceeds of the ING acquisition, the collateral finance facilities and the excess cash generated by operating and financing activities. In 2004 we received $414.0 million in cash on the completion of the ING acquisition.

         Net cash provided by financing activities was $2.1 billion in 2005 and $937.5 million in 2004. The increase was principally due to the receipt of proceeds on our collateral finance facilities and the issuance of ordinary shares and non-cumulative perpetual preferred shares during 2005.


The Holding Company

         We are a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. See Note 10, "Debt Obligations" in the Notes to the Consolidated Financial Statements. The primary sources of our liquidity include proceeds from our capital raising efforts, interest income on corporate investments and dividends from operating subsidiaries. As we continue our expansion efforts, we will continue to be dependent upon these sources of liquidity.

         Historically, we have generated positive net cash flows from operations. However, in the event of significant unanticipated cash requirements beyond normal liquidity, we have multiple liquidity alternatives available based on market conditions and the amount and timing of the liquidity need. These options include borrowings under committed credit facilities, the ability to issue long-term debt, capital securities or common equity and, if necessary, the sale of invested assets subject to market conditions.

Capital

         Total capitalization is analyzed as follows:

                                                  December 31,      December 31,      December 31,
                                                     2005              2004               2003
                                                   ----------        ----------        ----------
Shareholders' equity ......................        $1,271,712        $  862,674        $  659,844
Mezzanine equity ..........................           143,057           142,449           141,928
Long-term debt ............................           244,500           244,500           162,500
7.00% Convertible Junior Subordinated Notes                 -            41,282                 -
                                                   ----------        ----------        ----------
                                                   $1,659,269        $1,290,905        $  964,272
                                                   ==========        ==========        ==========


         The increase in capitalization at December 31, 2005 compared to December 31, 2004 is principally due to net proceeds of $174.1 million on the issuance of 7,660,000 ordinary shares (including an over allotment option of 1,410,000 shares), net proceeds of $168.3 million on the issuance of 5,000,000 non-cumulative perpetual preferred shares, the conversion of the 7% Convertible Junior Subordinated Note to ordinary shares and net income for the year ended December 31, 2005 of $130.2 million. These increases were partially offset by the net costs of the variable equity sale forward contracts of $13.8 million, decrease in other comprehensive income of $41.6 million and increase in dividends declared of $6.6 million. Other comprehensive income consists of the unrealized appreciation/depreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of December 31, 2005.


         The increase in capitalization at December 31, 2004 compared to December 31, 2003 is due to the net income for the year ended December 31, 2004 of $71.4 million, the issuance of ordinary shares and warrants and notes to the Cypress Entities, totaling $126.9 million, the issuance of trust preferred debt of $82.0 million, the issuance of share capital to employees on the exercise of options of $8.3 million and an increase in other comprehensive income of $2.6 million partially offset by an increase in dividends declared of $0.9 million. Other comprehensive income consists of the unrealized appreciation/depreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of December 31, 2004.

         See Notes 9, 10, 11 and 12 of the Consolidated Financial Statements for additional details on the items noted in the table.


Shareholder dividends

         Historically, we have paid quarterly dividends of $0.05 per ordinary share and have paid quarterly dividends on our non-cumulative perpetual preferred shares during 2005. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries.


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

         Assets placed in trust continue to be owned by us, but their use is restricted based on terms of the trust agreements. We have a number of facilities in place to provide the collateral required for our reinsurance business. See Note 8 of the Consolidated Financial Statements.

Credit facilities


         On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks. This facility replaced a 364-day facility which was due to mature in October 2005. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at December 31, 2005. Outstanding letters of credit under this facility amounted to $40.9 million at December 31, 2005.

         On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased, at our option, to an aggregate principal amount of $50.0 million. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited. There were no outstanding borrowings or letters of credit at December 31, 2005.

         The financial covenants of these facilities require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholders' equity and maintain the ratio of unencumbered assets to aggregate borrowings under the facilities of 1.2 times borrowings. In addition, these facilities also require us to maintain a minimum amount of consolidated shareholders' equity and a debt to capitalization ratio of less than 30%. There were no outstanding borrowings and letters of credit at December 31,

2005. For the purposes of computing the financial covenants, the collateral finance facilities and their associated costs are excluded.

         Failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At December 31, 2005, we and Scottish Annuity & Life Insurance Company (Cayman) Ltd. were in compliance with the financial covenants noted in the preceding paragraphs.

         We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At December 31, 2005 and 2004, there were no borrowings under this agreement.


ING Collateral Arrangement

         ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We will pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to XXX reserve requirements for our existing business, as well as, the business acquired from ING. We completed two financing solutions relating to these requirements in December 2005 and received a $6.7 million rebate of fees incurred in 2005.

HSBC I

         In 2004, we entered into a collateral finance facility with HSBC Bank USA, N.A. ("HSBC I"). This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in these financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

Stingray


         On January 12, 2005,  we entered  into a put  agreement  with  Stingray
Investor Trust ("Investor Trust") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Investor Trust in return for the assets in a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Investor Trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under intercompany quota share reinsurance agreements and at December 31, 2005, $50.0 million was in use for this purpose. The put premium incurred during the year ended December 31, 2005 amounted to $4.7 million, and is included in collateral finance facilities expense in the consolidated statements of income. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Investor Trust and as a result we are not required to consolidate Investor Trust.

Orkney Re, Inc.

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

         The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

         Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At December 31, 2005, the interest rate was 5.07%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

         In accordance with FIN 46R, Orkney Holdings, LLC, is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney Holdings, LLC has been consolidated in these financial statements. The assets of Orkney Holdings, LLC have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney Holdings, LLC as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Orkney Re II plc

         On December 21, 2005, Orkney Re II plc, an orphan special purpose vehicle incorporated under the laws of Ireland, whose issued ordinary shares are held by a share trustee and its nominees in trust for charitable purposes, issued in a private offering $450.0 million of debt to external investors. The debt consisted of $382.5 million Series A-1 Floating Rate Guaranteed Notes (the "Series A Notes"), $42.5 million in aggregate principal amount of Series A-2 Floating Rate Notes (the "Series B Notes"), and $25.0 million Series B Floating Rate Notes, all due December 31, 2035 (collectively, the "Orkney II Notes"). The Orkney II Notes are listed on the Irish Stock Exchange. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2004 reinsured by Scottish Re (U.S.), Inc. to Orkney Re II plc. Proceeds from the Orkney II Notes have been deposited into a series of trusts that collateralize the notes.

         The holders of the Orkney II Notes cannot require repayment from us or any of our subsidiaries, only from Orkney Re II plc. Assured Guaranty (UK) Ltd has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035 of the Series A-1 Notes.


         Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.425% for the Series A-1 Notes, three month LIBOR plus 0.73% for the Series A-2 Notes, and three month LIBOR plus 3.0% for the Series B Notes. At December 31, 2005, the interest rate on the Series A-1 Notes was 4.96%, Series A-2 Notes was 5.27%, and Series B Notes was 7.50%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney Re II plc has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

         In accordance with FIN 46R, Orkney Re II plc is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney Re II plc has been consolidated in these financial statements. The assets of Orkney Re II plc have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney II Re plc as investment income and the cost of the facility is reflected in collateral finance facilities expense.

HSBC II

         On December 22, 2005, we entered into a second collateral finance facility with HSBC Bank USA, N.A ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in these financial statements. The assets of the trust have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

Reinsurance Facility

         On December 22, 2005, we entered into a long term reinsurance facility with a third party ("Reinsurance Facility"), Bermuda-domiciled reinsurer that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. All risks and returns arising out of the underlying book of business are retained by us.

         At December 31, 2005, we had $1.986 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney Re, Inc. and Orkney Re II plc transactions. In connection with these transactions, we have assets in trust of approximately $2.705 billion which represent assets supporting both the economic and excess reserves and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

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

         Statutory dividends limitations are outlined in Note 15 to the Consolidated Financial Statements.

Contractual Obligations and Commitments

         The following table shows our contractual obligations and commitments as of December 31, 2005, other then those arising from our reinsurance business including our payments due by period:

                                          Less Than 1                                  More Than
                                             Year          1-3 Years     4-5 Years      5 Years          Total
                                           --------       ----------    ----------      --------     ----------
Long-term debt.....................        $115,000          $47,500       $82,000      $      -     $  244,500
Mezzanine equity...................           8,445          145,686             -             -        154,131
Operating leases...................           3,186            6,418         5,814        22,657         38,075
Funding agreements.................         120,000          380,000       100,000             -        600,000
Collateral financing facility
 liabilities.......................               -          450,000     1,535,681             -      1,985,681
Life claims payable................         560,798                -             -             -        560,798
                                           --------       ----------    ----------      --------     ----------
                                           $807,429       $1,029,604    $1,723,495      $ 22,657     $3,583,185
                                           ========       ==========    ==========      ========     ==========

         Our long-term debt is described in Note 10 to the Consolidated Financial Statements. Long-term debt includes the $115.0 million of 4.5% senior convertible notes which are due December 1, 2022. The notes are subject to repurchase by us at a holder's option at various dates, the earliest of which is December 6, 2006. Long-term debt also includes capital securities with various maturities from 2032 onward. They are however, redeemable at earlier dates. They have been included in the above table at the earliest redemption date.


         Our mezzanine equity is described in Note 11 to the Consolidated Financial Statements and consists of 5,750,000 HyCUs. On February 15, 2007, we shall receive proceeds from the sale of our ordinary shares of $143.8 million as required by the purchase contract forming part of each HyCU. The proceeds from this offering will be used by us to repay the convertible preferred shares of $143.8 million on May 21, 2007. The table above includes contractual payments and dividends due on the convertible preferred shares.

         We lease office space in the countries in which we operate. These leases expire at various dates through 2023.

         Amounts due under funding agreements are reported in interest sensitive contract liabilities. These are agreements in which we earn a spread over LIBOR. The contractual repayment terms are detailed in the table above.

         Collateral finance facility liabilities include HSBC I and II, and securitization obligations with Orkney Re, Inc., and Orkney Re II plc. These transactions are described in the previous section. These obligations are fully secured by fixed maturity investments and cash and cash equivalents included in our Consolidated Balance Sheet. The liabilities have been included in the table above at the earliest redemption date.

         Life claims payable are included in "Reserve for Future Policy Benefits" in the Consolidated Balance Sheet. Life claims payable include benefit and claim liabilities for which we believe the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death claims and amounted to $560.8 million at December 31, 2005. As of December 31, 2005, reserves for future policy benefits of approximately $3.5 billion related primarily to reinsurance of traditional life insurance and related policies and approximately $3.9 billion of interest sensitive contract liabilities, primarily deferred annuities, have been excluded from this table because these amounts are generally comprised of policies or contracts where (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract. The timing of payment on these liabilities is not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred, and we have no control over the timing of such occurrence. In addition to timing of payments, significant uncertainties relating to these liabilities include mortality, morbidity and persistency.

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


New Accounting Pronouncements


Statement of Financial Position 03-1"Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts" ("SOP 03-01")

         In July 2003, the Accounting Standards Executive Committee issued SOP 03-01. This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. In implementing the SOP, we have made various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Implementation of this SOP did not have a material effect on our financial statements.


EITF 04-8 "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share"(EITF 04-8)

         In September 2004, EITF 04-8 was issued. EITF 04-8 requires that certain instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share calculations regardless of whether the contingency has been met. Our 4.5% senior convertible notes are convertible on the basis of a market price trigger. On October 26, 2004, we amended the terms of these notes so that we are required to settle the principal amount of $115.0 million in cash on conversion or repurchase. As a result, we continue to apply the treasury stock method in calculating diluted earnings per share for amounts in excess of the principal of $115.0 million. Also see Note 10 in the Consolidated Financial Statements.


FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R")

         In December 2003, the FASB revised FIN 46, which was originally issued in January 2003. FIN 46R addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A company must consolidate a VIE in which it has an ownership, contractual or other financial interest if it is determined to be the primary beneficiary. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. We are the primary beneficiary of the collateral finance facilities discussed in Note 8 to the Consolidated Financial Statements, and have consolidated the variable interest entities in accordance with FIN 46R. The Investor Trust, discussed in Note 8 to the Consolidated Financial Statements, is a variable interest entity but we are not considered to be the primary beneficiary of interest in the Investor Trust. Accordingly, it is not consolidated in accordance with FIN 46R.


SFAS No. 154 "Accounting Changes and Error Corrections" (`SFAS No. 154")


         In May 2005, the FASB issued SFAS No. 154, which replaces APB Opinion No. 20, Accounting Changes, and SFAS No. 3, Reporting Accounting Changes in Interim Financial Statements. SFAS No. 154 requires retrospective application to prior periods' financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on our results of operations or financial position.


EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments ("EITF 03-1") and FAS 115-1"The meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1")

         In June 2005, the FASB completed its review of EITF Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities, that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but has issued in November 2005, FSP FAS 115, which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. We have provided the appropriate disclosures in accordance with EITF 03-1. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 will not have a material effect on our results of operations or financial position.

SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155")

         In February 2006, the FASB issued SFAS No. 155, which resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We are currently assessing the impact of SFAS No. 155 on our results of operations and financial position.


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

         We mitigate both components of risk through asset-liability management, including the technique of simulating future results under a variety of interest rate scenarios and modifying the investment and hedging strategy to mitigate downside risk to earnings. Our investment portfolio is composed of fixed-maturity bond investments, of which the majority is at fixed interest rates. For fixed-rate investments backing reinsurance liabilities, the maturity structure has been designed to have approximately the same exposure to changes in interest rates as the related liabilities. Floating-rate liabilities, including borrowings, are backed primarily by floating-rate assets. In the capital account, however, we own investments that are also sensitive to interest rate changes and this sensitivity is not offset by liabilities. Our overall objective is to limit interest rate exposure.

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

Foreign Currency Risk

         Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, maintain operating expense accounts in British pounds, parts of their investment portfolios in Euros and British pounds, and receive other currencies in payment of premiums. All of Scottish Re Limited's original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in Euros or British pounds. The results of the business recorded in Euros and in British pounds are then translated to United States dollars. We attempt to limit substantial exposures to foreign currency risk, but do not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.

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

Quantitative Disclosure Of Interest Rate Risk

         The following tables provide information as of December 31, 2005 about the interest rate sensitivity of the portion of our investment portfolio managed by external managers. The tables do not include other cash balances of $1.3 billion, or funds withheld at interest of $2.6 billion. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.

         In addition to the maturity structure of our controlled asset portfolio illustrated below, we have entered into an interest rate swap agreement with a notional amount of $100.0 million and a maturity of July 2009. This swap is used to manage a portion of the interest rate exposure on the balance sheet and has the effect of shortening the duration on our overall controlled portfolio by
0.05 years or approximately equivalent to reducing our four year maturity exposure by $100.0 million.

         December 31, 2005 market interest rates were used as discounting rates in the estimation of fair value.

                                                                   Expected Maturity Date
                        ------------------------------------------------------------------------------------------------------------
                                                                                                                          Total Fair
Total                     2006           2007          2008          2009        2010         Thereafter      Total         Value
-----                   ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Principal amount ....   $  403,018    $  771,146    $1,091,652    $  793,735    $  636,763    $2,315,299    $6,011,613    $5,426,399
Book value ..........      464,440       769,064       757,676       710,213       425,748     2,333,618     5,460,759
Weighted average
  book yield.........          4.9%          4.8%          4.9%          4.8%          4.9%          5.4%          5.1%

--------------------

                                                                   Expected Maturity Date
                        ------------------------------------------------------------------------------------------------------------
                                                                                                                          Total Fair
Fixed Rate Only           2006           2007          2008          2009        2010         Thereafter      Total         Value
---------------         ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Principal amount ....   $  110,680    $  284,531    $  674,446    $  369,399    $  517,344    $2,054,403    $4,010,803    $3,438,520
Book value ..........      172,003       281,274       339,483       285,785       305,958     2,086,911     3,471,414             -
Weighted average
  book yield.........          4.6%          4.5%          4.6%          4.8%          4.9%          5.5%          5.2%            -

--------------------


                                                                   Expected Maturity Date
                        ------------------------------------------------------------------------------------------------------------
                                                                                                                          Total Fair
Floating Rate Only        2006           2007          2008          2009        2010         Thereafter      Total         Value
------------------      ----------    ----------    ----------    ----------    ----------    ----------    ----------    ----------
Principal amount .....   $  292,338    $  486,615    $  417,206   $  424,336    $  119,419    $  260,896    $2,000,810    $1,987,879
Book value ...........      292,437       487,790       418,193      424,428       119,790       246,707     1,989,345
Weighted average
  book yield..........          5.1%          5.0%          5.1%         4.8%          4.9%          4.7%          5.0%

--------------------


  Item 8:  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         The  information  called  for by this  item is set  forth in "Item  15:
Exhibits, Financial Statement Schedules and Reports on Form 8-K."

  Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There  were  no  changes  in  or  disagreements   with  accountants  on
accounting and financial disclosure for the fiscal year ended December 31, 2005.

  Item 9A:    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

         The Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness (design and operation) of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on such evaluation, such officers have concluded that these disclosure controls and procedures are effective as of the end of the period covered by this Annual Report.

        Management's Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive and financial officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2005. In designing and evaluating the internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In making their assessment of internal control over financial reporting, management used criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on their evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

         Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this report, have issued an attestation report on management's assessment of internal control over financial reporting.

Changes in Internal Control over Financial Reporting

         There have been no changes in internal control over financial reporting identified in connection with our evaluation that occurred during the most recent fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

             Report of Independent Registered Public Accounting Firm
                  on Internal Control Over Financial Reporting

The Board of Directors and Shareholders
Scottish Re Group Limited

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Scottish Re Group Limited maintained effective internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scottish Re Group Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Scottish Re Group Limited maintained effective internal control over financial reporting as of December 31, 2005, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Scottish Re Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2005, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scottish Re Group Limited as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2005 and our report dated March 13, 2006 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP
---------------------


Philadelphia, Pennsylvania
March 13, 2006

NYSE CEO Certification


         We filed our 2005 annual CEO certification with the New York Stock Exchange on August 10, 2005. We anticipate filing our 2006 annual CEO certification with the NYSE on or about June 2, 2006. Additionally, we filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2005 the CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002.



  Item 9B: OTHER INFORMATION

         None.


PART III

  Item 10: DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this Item 10 will be set forth in our Proxy Statement for 2006 Annual Meeting of Shareholders (the "2006 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

  Item 11: EXECUTIVE COMPENSATION

         The information required by this Item 11 will be set forth in the 2006 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

  Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 12 will be set forth in the 2006 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

  Item 13: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be set forth in the 2006 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

  Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item 14 will be set forth in the 2006 Proxy Statement under the caption "Fees Billed to the Company by Ernst & Young LLP" and is incorporated herein by reference.

                                    PART IV

  Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES

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

10.38 Amendment to Employment Agreement dated as of March 29, 2004, by and among Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 8, 2004). (22)

10.39 Employment Agreement, dated as of March 29, 2004, by and among Scottish Re Group Limited and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 8,
         2004). (22)

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

10.45 Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.46 Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.47 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.48 Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.49 Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.50    Reserve  Trust  Agreement,  dated  as of  December  31,  2004,  between
         Scottish Re (U.S.) Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.51 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.52 Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.53 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.54 Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.55 Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary. The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.56 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.57 Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.58 Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19)

10.59 Form of Remarketing Agreement, between the Company and Lehman Brothers, Inc., as Remarketing Agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.60 Amended and Restated Credit Agreement, dated as of July 14, 2005, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited, as Borrowers, Bear Stearns Corporate Lending, Inc., HSBC Bank USA, National Association, and Wachovia Bank, National Association as Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Banc of America
         Securities   LLC,  as  Sole  Lead   Arranger   and  Sole  Book  Manager
         (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (17)

10.61 Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on April 1, 2004).

10.62 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)10.63 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22) 10.64 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.65 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.66 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.67 Employment Agreement, dated as of July 18, 2005, between Scottish Re Group Limited and Dean Miller (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19) (22)

10.68 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

21.1     List of Subsidiaries

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

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

Report of Independent Registered Public Accounting Firm................  88
Consolidated Balance Sheets............................................  89
Consolidated Statements of Income......................................  90
Consolidated Statements of Comprehensive Income........................  91
Consolidated Statements of Shareholders' Equity........................  92
Consolidated Statements of Cash Flows..................................  94
Notes to Consolidated Financial Statements.............................  95
Schedule I - Summary of Investments  ..................................  146
Schedule II - Condensed Financial Information..........................  147
Schedule III - Supplementary Insurance Information.....................  149
Schedule IV - Reinsurance..............................................  150
Schedule V - Valuation and Qualifying Accounts.........................  152

         All other schedules are omitted because they are either not applicable or the required information is included in the Management's Discussion and Analysis of Financial Condition and Results of Operations, Financial Statements or Notes thereto appearing elsewhere in this Form 10-K.

             Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Scottish Re Group Limited


We have audited the accompanying consolidated balance sheets of Scottish Re Group Limited and subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of income, comprehensive income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 2005. Our audit also included the financial statement schedules listed at Item 15(a)(2). These financial statements and schedules are the responsibility of Scottish Re Group Limited's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Re Group Limited and subsidiaries at December 31, 2005 and 2004, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2005, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scottish Re Group Limited's internal control over financial reporting as of December 31, 2005, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2006 expressed an unqualified opinion thereon.

As discussed in Note 2 to the financial statements, in 2003 the Company changed its accounting related to its funds withheld at interest.


/s/Ernst & Yount LLP
--------------------


Philadelphia, Pennsylvania
March 13, 2006

                                             SCOTTISH RE GROUP LIMITED
                                            CONSOLIDATED BALANCE SHEETS
                       (Expressed in Thousands of United States Dollars, except share data)
                                                                                             December 31,       December 31,
                                                                                                 2005                2004
                                                                                            ------------        ------------
Assets
Fixed maturity investments, available for sale, at fair value
   (Amortized cost $5,323,488; 2004 - $3,362,929) .......................................   $  5,292,595        $  3,392,463
Preferred stock available for sale, at fair value  (Cost $137,271; 2004 -
   $124,629) ............................................................................        133,804             125,204
Cash and cash equivalents ...............................................................      1,420,205             794,639
Other investments .......................................................................         54,619              16,250
Funds withheld at interest ..............................................................      2,597,416           2,056,280
                                                                                            ------------        ------------
   Total investments ....................................................................      9,498,639           6,384,836
Accrued interest receivable .............................................................         44,012              32,092
Reinsurance balances and risk fees receivable ...........................................        325,372             495,517
Deferred acquisition costs ..............................................................        594,583             417,306
Amounts recoverable from reinsurers .....................................................        551,288             680,956
Present value of in-force business ......................................................         54,743              62,164
Goodwill ................................................................................         34,125              34,125
Other assets ............................................................................         87,198              38,926
Current income tax receivable ...........................................................              -               7,712
Deferred tax benefit ....................................................................         55,453              15,030
Segregated assets .......................................................................        760,707             783,573
                                                                                            ------------        ------------
   Total assets .........................................................................   $ 12,006,120        $  8,952,237
                                                                                            ============        ============
Liabilities
Reserves for future policy benefits .....................................................   $  3,477,222        $  3,301,715
Interest sensitive contract liabilities .................................................      3,907,573           3,181,447
Collateral finance facilities ...........................................................      1,985,681             200,000
Accounts payable and other liabilities ..................................................         83,130              68,311
Reinsurance balances payable ............................................................        114,078             116,589
Current income tax payable ..............................................................          9,155                   -
7.00% Convertible Junior Subordinated Notes .............................................              -              41,282
Long-term debt ..........................................................................        244,500             244,500
Segregated liabilities ..................................................................        760,707             783,573
                                                                                            ------------        ------------
   Total liabilities ....................................................................     10,582,046           7,937,417
                                                                                            ------------        ------------
Commitments and contingencies (See Note 19)
Minority Interest .......................................................................          9,305               9,697
Mezzanine Equity ........................................................................        143,057             142,449
Shareholders' Equity
Share capital, par value $0.01 per share:
   Issued and outstanding: 53,391,939 ordinary shares  (2004-39,931,145) ................            534                 399
Preferred shares, par value $0.01 per share:
    Issued: 5,000,000 shares ............................................................        125,000                   -
Additional paid-in capital ..............................................................        893,767             684,719
Accumulated other comprehensive income (loss) ...........................................         (9,991)             31,604
Retained earnings .......................................................................        262,402             145,952
                                                                                            ------------        ------------
   Total shareholders' equity ...........................................................      1,271,712             862,674
                                                                                            ------------        ------------
Total liabilities, minority interest, mezzanine equity and shareholders' equity .........   $ 12,006,120        $  8,952,237
                                                                                            ============        ============

                                See Accompanying Notes to Consolidated Financial Statements

                                             SCOTTISH RE GROUP LIMITED
                                          CONSOLIDATED STATEMENT OF INCOME
                       (Expressed in Thousands of United States Dollars, except share data)

                                                                                      Year Ended       Year Ended     Year Ended
                                                                                      December 31,     December 31,   December 31,
                                                                                          2005            2004           2003
                                                                                      ----------      ----------      ----------
Revenues
Premiums earned, net ............................................................   $  1,933,930    $    589,445    $    390,654
Investment income, net ..........................................................        355,837         217,138         148,028
Fee income ......................................................................         12,316          11,547           7,907
Net realized gains (losses) .....................................................          3,738          (8,304)         (4,448)
Change in value of embedded derivatives, net ....................................         (8,492)          4,561          13,904
                                                                                      ----------      ----------      ----------
  Total revenues ................................................................      2,297,329         814,387         556,045
                                                                                      ----------      ----------      ----------
Benefits and expenses
Claims and other policy benefits ................................................      1,442,505         425,965         275,887
Interest credited to interest sensitive contract liabilities ....................        132,968         106,525          89,156
Acquisition costs and other insurance expenses, net .............................        423,775         151,405         114,678
Operating expenses ..............................................................        115,573          54,658          31,021
Collateral finance facilities expense ...........................................         48,146           2,724               -
Interest expense ................................................................         20,738          13,016           7,557
Due diligence costs .............................................................              -           4,643               -
                                                                                      ----------      ----------      ----------
  Total benefits and expenses ...................................................      2,183,705         758,936         518,299
                                                                                      ----------      ----------      ----------
Income before income taxes and minority interest ................................        113,624          55,451          37,746
Income tax benefit ..............................................................         16,434          16,679          11,105
                                                                                      ----------      ----------      ----------
Income before minority interest .................................................        130,058          72,130          48,851
Minority interest ...............................................................            139            (531)            (62)
                                                                                      ----------      ----------      ----------
Income from continuing  operations before cumulative effect
  of change in accounting  principle and discontinued
  operations ....................................................................        130,197          71,599          48,789
Cumulative effect of change in accounting principle (net of
  taxation of $3,415)............................................................              -               -         (19,537)
Loss from discontinued operations ...............................................              -            (208)         (1,971)
                                                                                      ----------      ----------      ----------
Net income ......................................................................        130,197          71,391          27,281
Dividend declared on non-cumulative perpetual preferred shares ..................         (4,758)              -               -
                                                                                      ----------      ----------      ----------
Net income available to ordinary shareholders ...................................   $    125,439    $     71,391    $     27,281
                                                                                      ==========      ==========      ==========
Basic earnings per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle (1) ................................   $       2.86    $       2.00    $       1.59
  Cumulative effect of change in accounting principle ...........................              -               -           (0.64)
  Discontinued operations .......................................................              -           (0.01)          (0.06)
                                                                                      ----------      ----------      ----------
  Net income available to ordinary shareholders..................................   $       2.86    $       1.99    $       0.89
                                                                                      ==========      ==========      ==========
Diluted earnings per share:
  Income from continuing operations before cumulative
    effect of change in accounting principle (1) ................................   $       2.64    $       1.91    $       1.51
  Cumulative effect of change in accounting principle ...........................              -               -           (0.60)
  Discontinued operations .......................................................              -           (0.01)          (0.06)
                                                                                      ----------      ----------      ----------
  Net income available to ordinary shareholders..................................   $       2.64    $       1.90    $       0.85
                                                                                      ==========      ==========      ==========
Weighted average number of ordinary shares outstanding
  Basic .........................................................................     43,838,261      35,732,522      30,652,719
                                                                                      ==========      ==========      ==========
  Diluted .......................................................................     47,531,116      37,508,292      32,228,001
                                                                                      ==========      ==========      ==========

                                See Accompanying Notes to Consolidated Financial Statements

(1) Reflects reduction for dividends declared on non-cumulative perpetual preferred shares

                                             SCOTTISH RE GROUP LIMITED
                                   CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
                                  (Expressed in Thousands of United States Dollars)

                                                                                    Year Ended         Year Ended      Year Ended
                                                                                   December 31,       December 31,    December 31,
                                                                                      2005                2004            2003
                                                                                    ---------          ---------       ---------
Net income ................................................................         $ 130,197          $  71,391       $  27,281
                                                                                    ---------          ---------       ---------
Other comprehensive income (loss), net of tax:
    Unrealized appreciation (depreciation) on investments .................           (30,750)             3,644          10,270
    Add: reclassification adjustment for net realized gains
      included in net income ..............................................              (790)            (6,831)         (2,352)
                                                                                    ---------          ---------       ---------
    Net unrealized appreciation (depreciation) on
      investments, net of income taxes and deferred
      acquisition costs of $(32,039), $11,366 and $2,222 ..................           (31,540)            (3,187)          7,918
    Cumulative translation adjustment .....................................           (10,055)             5,757           6,278
    Minimum pension liability adjustment, net of income
      taxes of $(588) .....................................................                 -                  -           1,371
                                                                                    ---------          ---------       ---------
Other comprehensive income (loss) .........................................           (41,595)             2,570          15,567
                                                                                    ---------          ---------       ---------
Comprehensive income ......................................................         $  88,602          $  73,961       $  42,848
                                                                                    =========          =========       =========

                                See Accompanying Notes to Consolidated Financial Statements


                                             SCOTTISH RE GROUP LIMITED
                                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                       (Expressed in Thousands of United States Dollars, except share data)

                                                                               Year Ended        Year Ended        Year Ended
                                                                              December 31,       December 31,      December 31,
                                                                                  2005               2004              2003
                                                                              -----------       -------------     -------------
Ordinary shares:
     Beginning of year ................................................        39,931,145         35,228,411         26,927,456
     Ordinary shares issued ...........................................         7,660,000          3,953,183          9,200,000
     Ordinary shares repurchased ......................................                 -                  -         (1,525,000)
     Exercise of options ..............................................           423,467            749,551            425,955
     Exercise of warrants .............................................         5,377,327                  -            200,000
                                                                              -----------       -------------     -------------
     End of year ......................................................        53,391,939         39,931,145         35,228,411
                                                                              ===========       =============     =============
Preferred shares:
      Beginning of year ...............................................                 -                  -                  -
      Non-cumulative perpetual preferred shares issued ................         5,000,000                  -                  -
                                                                              -----------       -------------     -------------
      End of year .....................................................         5,000,000                  -                  -
                                                                              ===========       =============     =============
Share capital:
Ordinary shares:
     Beginning of year ................................................      $        399       $        352       $        269
     Ordinary shares issued ...........................................                77                 40                 92
     Ordinary shares repurchased ......................................                 -                  -                (15)
     Exercise of options ..............................................                 4                  7                  4
     Exercise of warrants .............................................                54                  -                  2
                                                                              -----------       -------------     -------------
     End of year ......................................................               534                399                352
                                                                              -----------       -------------     -------------
Preferred shares:
     Beginning of year ................................................                 -                  -                  -
     Non-cumulative perpetual preferred shares issued .................           125,000                  -                  -
                                                                              -----------       -------------     -------------
     End of year ......................................................           125,000                  -                  -
                                                                              -----------       -------------     -------------
Additional paid-in capital:
     Beginning of year ................................................           684,719            548,750            416,712
     Conversion of 7% Convertible Junior Subordinated Notes ...........            42,061                  -                  -
     Ordinary shares issued, net of issuance costs ....................           174,031             64,824            179,995
     Costs of forward sale agreements .................................           (13,893)                 -                  -
     Ordinary shares repurchased ......................................                 -                  -            (29,966)
     Exercise of options ..............................................             5,358              8,339              4,575
     Option and restricted stock unit expense .........................             5,377                843                207
     Issuance of HyCUs ................................................                 -                  -            (24,171)
     Costs of issue of non-cumulative perpetual preferred shares ......            (4,563)                 -                  -
     Warrants issued ..................................................                 -             62,125              2,998
     Warrants repurchased .............................................                 -                  -             (1,600)
     Other ............................................................               677               (162)                 -
                                                                              -----------       -------------     -------------
     End of year ......................................................           893,767            684,719            548,750
                                                                              -----------       -------------     -------------
Accumulated other comprehensive income (loss):
     Unrealized appreciation (depreciation) on investments
         Beginning of year ............................................            13,661             16,848              8,930
         Change in period (net of income taxes and deferred
           acquisition costs) .........................................           (31,540)            (3,187)             7,918
                                                                              -----------       -------------     -------------
          End of year .................................................           (17,879)            13,661             16,848
                                                                              -----------       -------------     -------------
     Cumulative translation adjustment
         Beginning of year ............................................            17,943             12,186              5,908
         Change in period (net of tax) ................................           (10,055)             5,757              6,278
                                                                              -----------       -------------     -------------
         End of year ..................................................             7,888             17,943             12,186
                                                                              -----------       -------------     -------------
     Minimum pension liability
         Beginning of year ............................................                 -                  -             (1,371)
         Change in period (net of tax) ................................                 -                  -              1,371
                                                                              -----------       -------------     -------------
         End of year ..................................................                 -                  -                  -
                                                                              -----------       -------------     -------------
Total accumulated other comprehensive income (loss) ...................       $    (9,991)      $     31,604      $      29,034
                                                                              ===========       =============     =============

                                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
                      (Expressed in Thousands of United States Dollars, except share data)

                                                                              December 31,       December 31,      December 31,
                                                                                  2005               2004              2003
                                                                              -----------       -------------     -------------
Retained earnings:
   Beginning of year ..........................................               $   145,952       $     81,708      $      60,644
   Net income .................................................                   130,197             71,391             27,281
   Dividends declared on non-cumulative perpetual
      preferred shares ........................................                    (4,758)                 -                  -
   Dividends declared on ordinary shares ......................                    (8,989)            (7,147)            (6,217)
                                                                              -----------       -------------     -------------
   End of year ................................................                   262,402            145,952             81,708
                                                                              -----------       -------------     -------------
Total shareholders' equity ....................................               $ 1,271,712        $   862,674        $   659,844
                                                                              ===========       =============     =============

                                See Accompanying Notes to Consolidated Financial Statements


                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Expressed in Thousands of United States Dollars)

                                                                                   Year Ended         Year Ended        Year Ended
                                                                                  December 31,       December 31,      December 31,
                                                                                      2005               2004              2003
                                                                                  -----------       -------------     -------------
Operating activities
Income before cumulative effect of change in accounting principle
   income ......................................................................  $   130,197       $    71,391       $    46,818
Adjustments to reconcile net income before cumulative effect of change in accounting principle to net cash provided by operating activities:
   Net realized losses (gains) .................................................       (3,738)            8,306             4,448
   Changes in value of embedded derivatives, net ...............................        8,492            (4,561)           13,904
   Amortization discount on investments.........................................       18,253            11,140             5,619
   Amortization of deferred acquisition costs ..................................       68,906            80,235            74,239
   Amortization of present value of in-force business ..........................        7,373             7,689             4,926
   Changes in assets and liabilities:
       Accrued interest receivable .............................................      (12,317)             (894)           (6,731)
       Reinsurance balances and risk fees receivable ...........................     (162,358)         (136,792)          (54,689)
       Deferred acquisition costs ..............................................     (232,971)         (180,908)         (167,281)
       Deferred tax liability ..................................................      (19,246)           68,807           (17,350)
       Other assets and liabilities ............................................      (73,723)          (24,807)          (25,561)
       Current income tax receivable and payable ...............................       17,193           (95,631)           (1,459)
       Reserves for future policy benefits, net of amounts
          recoverable from reinsurers...........................................      434,063           211,901           159,242
       Interest sensitive contract liabilities, net of funds
          withheld at interest .................................................      168,188            34,550            25,546
       Accounts payable and other liabilities ..................................       17,328            (5,443)           11,989
       Other ...................................................................           93            (6,131)           14,844
                                                                                  -----------       -----------       -----------
   Net cash provided by  operating activities ..................................      365,733            38,852            88,504
                                                                                  -----------       -----------       -----------
Investing activities
Purchase of fixed maturity investments .........................................   (3,008,823)       (1,832,494)       (1,254,226)
Proceeds from sales of fixed maturity investments ..............................      690,533           595,059           288,611
Proceeds from maturity of fixed maturity investments ...........................      517,775           345,778           216,617
Purchase of preferred stock investments ........................................      (17,028)          (26,186)          (82,717)
Proceeds from sale of preferred stock investments ..............................        4,174            19,620            18,530
Proceeds from maturity of preferred stock investments ..........................            -             6,257             5,137
Cash received on ING acquisition ...............................................            -           414,008                 -
Acquisition of subsidiary net of cash acquired .................................            -                 -          (140,228)
Purchase of other investments ..................................................      (37,737)                -            (4,984)
Other ..........................................................................       (6,843)           (1,898)                -
                                                                                  -----------       -----------       -----------
   Net cash used in investing activities .......................................   (1,857,949)         (479,856)         (953,260)
                                                                                  -----------       -----------       -----------
Financing activities
Proceeds from collateral finance facilities ....................................    1,785,681           200,000                 -
Deposits to interest sensitive contract liabilities ............................      312,956           571,843           736,884
Withdrawals from interest sensitive contract liabilities .......................     (255,515)          (83,319)          (40,783)
Net proceeds from issuance of ordinary shares ..................................      179,466            73,210           187,666
Net proceeds from issuance of non-cumulative perpetual preferred shares ........      120,436                 -                 -
Costs of variable share forward contracts ......................................      (13,815)                -                 -
Net proceeds from issuance of warrants .........................................            -            62,125                 -
Repurchase of ordinary shares ..................................................            -                 -           (29,981)
Repurchase of warrants .........................................................            -                 -            (1,600)
Net proceeds from issuance of long-term debt ...................................            -            79,500            29,047
Net proceeds from issuance of notes payable to buy Cypress Entities ............            -            41,282                 -
Net funds received on issuance of HyCUs ........................................            -                 -           138,223
Net proceeds from exercise of Class C warrants .................................           54                 -                 -
Dividends paid on ordinary shares ..............................................       (8,989)           (7,147)           (6,217)
Dividend paid on non-cumulative perpetual preferred shares .....................       (2,492)                -                 -
                                                                                  -----------       -----------       -----------
   Net cash provided by financing activities ...................................    2,117,782           937,494         1,013,239
                                                                                  -----------       -----------       -----------
Net change in cash and cash equivalents ........................................      625,566           496,490           148,483
Cash and cash equivalents, beginning of year ...................................      794,639           298,149           149,666
                                                                                  -----------       -----------       -----------
Cash and cash equivalents, end of year .........................................  $ 1,420,205       $   794,639       $   298,149
                                                                                  ===========       ===========       ===========
Interest paid ..................................................................  $    18,232       $    16,418       $     6,195
                                                                                  ===========       ===========       ===========
Taxes paid (refunded) ..........................................................  $    (1,041)      $    28,726       $     1,156
                                                                                  ===========       ===========       ===========

                                See Accompanying Notes to Consolidated Financial Statements

                             SCOTTISH RE GROUP LTD.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

1.   Organization and business

         Organization

         Scottish Re Group Limited is a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Through our operating subsidiaries, we are a reinsurer of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located principally in the United States, as well as around the world. We refer to this portion of our business as Life Reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management. We have operating companies in Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States and a branch office in Singapore.

         Business

         In our Life Reinsurance North America Segment, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies. We assume risks associated with primary life insurance policies and annuities, both in-force and new business. We reinsure: (i) mortality, (ii) investment,
(iii) persistency, and (iv) expense risks. We originate reinsurance business predominantly by marketing our products and services directly to U.S. life insurance and reinsurance companies.

         Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term group life policies and aircrew "loss of license" insurance. In 2005, the Life Reinsurance International Segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business and annuity products. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment.

         In our Wealth Management business, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families, for insurance, investment and estate planning purposes. For us, high net worth generally means individuals and families with a liquid net worth in excess of $10.0 million. Variable life insurance and variable annuities have a cash value component that is placed in a separate account and invested by us on behalf of the policyholder with a money manager. Our Wealth Management business is included in the Corporate and Other segment.

2.   Summary of significant accounting policies

         Basis of presentation

         Accounting   Principles--Our   consolidated  financial  statements  are
prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP") and all tabular amounts are reported in thousands of United States dollars (except share and per share data). Certain items in the prior year financial statements have been reclassified to conform with the current year presentation.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Consolidation--The consolidated financial statements include the assets, liabilities and results of operations of Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc. and Scottish Re Limited, as well as other subsidiaries and all variable interest entities for which we are the primary beneficiary as defined in Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable
Interest Entities - An Interpretation of ARB No. 51." All significant intercompany transactions and balances have been eliminated on consolidation.

         Estimates, Risks and Uncertainties--The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used by management. Our most significant assumptions are for assumed reinsurance liabilities, premiums receivable, deferred acquisition costs and valuation of investment impairments. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.


         Fixed maturity investments

         Fixed maturity investments are classified as available for sale, and, accordingly, we carry these investments at fair values on our consolidated balance sheets. The fair value of fixed maturity investments is calculated using quoted market prices provided by independent pricing services. The cost of fixed maturity investments is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss) in shareholders' equity after deductions for adjustments for deferred acquisition costs and deferred income taxes. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of other assets or other liabilities. Interest income is recorded on the accrual basis.

         Realized gains (losses) on securities are determined on a specific identification method. Realized gains and losses are stated net of associated amortization of deferred acquisition costs. Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other than temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

         Our review of fixed maturities for impairment also includes an analysis of the total gross unrealized losses. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least twelve months and any other investments with material differences between amortized cost and fair value. Investments meeting those criteria are analyzed in detail for "other-than-temporary impairment".

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Cash and cash equivalents

         Cash and cash equivalents include cash and fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value.

         Funds withheld at interest

         Funds withheld at interest are funds held by ceding companies under modified coinsurance and coinsurance funds withheld agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies and are legally owned by the ceding company. Interest accrues to these assets at rates defined by the treaty terms. These agreements are considered to include embedded derivatives as further discussed in this Note.

          Retrocession arrangements and amounts recoverable from reinsurers

         In the ordinary course of business, our reinsurance subsidiaries cede reinsurance to other reinsurance companies. These agreements provide greater diversification of business and minimize the net loss potential arising from large risks. Ceded reinsurance contracts do not relieve us of our obligation to the direct writing companies. The cost of reinsurance related to long duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.

         In the normal course of business, we seek to limit our exposure to losses on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance (quota share) contracts. Effective January 1, 2005, we raised our maximum per life retention on newly written business, excluding the in-force individual life reinsurance business, which we acquired (the "ING acquisition") from ING America Holdings, Inc. ("ING"), to $1.0 million from $0.5 million in our Life Reinsurance North America Segment. Our retention on business acquired in the ING acquisition is $2.0 million per life. Our targeted maximum corporate retention per life in our Life Reinsurance International Segment is $250,000. In addition, we maintain catastrophe cover on our retained life reinsurance business, which effective January 1, 2005, provides reinsurance for losses of $50.0 million in excess of $10.0 million for our North American risks and $57.5 million excess of $2.5 million for our International risks. The catastrophe covers include protection for terrorism, nuclear, biological and chemical risks.

         Amounts recoverable from reinsurers includes the balances due from reinsurance companies for claims and policy benefits that will be recovered from reinsurers, based on contracts in force, and are presented net of a reserve for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable involves actuarial estimates as well as a determination of our ability to cede claims and policy benefits under our existing reinsurance contracts. The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute or any other reason.

         The methods used to determine the reinsurance recoverable balance, and related bad debt provision, are continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. At December 31, 2005, we had a reserve for uncollectible reinsurance of $6.0 million.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)


         Deferred acquisition costs

         Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been deferred to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. We perform periodic tests to determine that the cost of business acquired remains recoverable, and if financial performance significantly deteriorates to the point where a premium deficiency exists, the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.

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

         Deferred acquisition costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality, investment income, less interest credited, and expense margins.

         The development of and amortization of deferred acquisition costs for our products requires management to make estimates and assumptions. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related estimates.

         Present value of in-force business

         The present value of in-force business is established upon the acquisition of a book of business and is amortized over the expected life of the business as determined at acquisition. The amortization each year is a function of the ratio of annual gross profits or revenues to total anticipated gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate. The carrying value is reviewed at least annually for indicators of impairment in value.

         Goodwill

         We account for goodwill pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Goodwill is established upon the acquisition of a subsidiary and is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill is not amortized into results of operations, but instead is reviewed for impairment annually. Goodwill was tested for impairment in 2005, 2004 and 2003 and no impairment resulted.

         During 2004, we received a payment of $1.7 million in respect of a post closing adjustment of the purchase price of Scottish Re Holdings Limited (formerly World-Wide Holdings Limited). This payment arose on the finalization of income taxes due for periods prior to the acquisition and resulted in a decrease in the goodwill arising on the acquisition.

         Other assets

         Other assets primarily include unamortized debt issuance costs, collateral finance facility costs and fixed assets, including capitalized software. Capitalized software is stated at cost, less accumulated amortization.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Other assets (continued)

Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2005 and 2004, we had unamortized computer software costs of approximately $9.3 million and $8.0 million, respectively. During 2005, 2004 and 2003, we amortized computer software costs of $3.5 million, $1.7 million and $0.0 million, respectively.

         Segregated assets and liabilities

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

         Foreign Currency Translation

         The translation of the foreign currency amounts into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in accumulated other comprehensive income (loss) on the consolidated balance sheets. Our material functional currencies are the British pound and the Euro for our United Kingdom operations.

         Revenue recognition

         (i) Reinsurance premiums from traditional life policies and annuity policies with life contingencies are generally recognized as revenue when due from policyholders and are reported net of amounts retroceded. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. We estimate assumed premiums using actuarial model projections at the treaty level. Consistent with reinsurance industry practices, these models use the most recent policy level data available from our ceding companies and our estimate of new business for treaties still open to new business. The estimated premiums from the models are then compared to historical trends in reported assumed premiums by treaty and other information and adjusted if appropriate. Actual results could differ from these estimates. The adjustments in a given period have generally not been significant to the overall premiums or results of operations.

         Based on historical experience, the creditworthiness of ceding companies and our contractual right of offset, uncollectible assumed premium amounts have been infrequent and not material. Any provision for doubtful accounts would be recorded on a specific case by case basis.

         Benefits and expenses, net of amounts retroceded, are matched with net earned premiums so as to result in the recognition of profits over the life of the contracts. This is achieved by means of the provision for liabilities for future policy benefits and deferral and subsequent amortization of deferred acquisition costs.

         From time to time, we acquire blocks of in-force business and account for these transactions as purchases. Results of operations only include the revenues and expenses from the respective dates of acquisition of these blocks of in-force business. The initial transfer of assets and liabilities is recorded on the balance sheet.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Revenue recognition (continued)

         Reinsurance assumed for interest sensitive and investment type products does not generate premium but generates investment income on the assets we receive from ceding companies, policy charges for the cost of insurance, policy administration, and surrenders that have been assessed against policy account balances during the period.

         (ii) Fee income is recorded on an accrual basis.

         (iii) Net investment income includes interest and dividend income together with amortization of market premium and discounts and is net of investment management and custody fees. For mortgage backed securities, and any other holdings for which there is a prepayment risk, prepayment assumptions are evaluated and revised as necessary. Any adjustments required due to the resultant change in effective yields and maturities are recognized prospectively.

         Reserves for future policy benefits

         SFAS No. 60 "Accounting and Reporting by Insurance Enterprises" applies to our traditional life policies with continuing premiums. For these policies, reserves for future policy benefits are computed based upon expected mortality rates, lapse rates, investment yields, expenses and other assumptions established at policy issue, including a margin for adverse deviation. Once these assumptions are made for a given treaty or group of treaties, they will not be changed over the life of the treaty. We periodically review actual historical experience and relative anticipated experience compared to the assumptions used to establish reserves for future policy benefits. Further, we determine whether actual and anticipated experience indicates that existing policy reserves together with the present value of future gross premiums are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. Significant changes in experience or assumptions may require us to provide for expected losses on a group of treaties by establishing additional net reserves. Because of the many assumptions and estimates used in establishing reserves and the long-term nature of the reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.

         We primarily rely on our own valuation and administration systems to establish reserves for future policy benefits. The reserves for future policy benefits may differ from those established by ceding companies due to the use of different assumptions, based principally on actual and anticipated experience, including industry experience and standards. We rely on our ceding companies, however, to provide accurate policy level data, including face amount, age, duration and other characteristics as well as underlying premiums and claims. This data constitutes the primary information used to establish reserves for essentially all of our future policy benefits. The use of reinsurance intermediaries in our transactions with ceding companies has been infrequent. In the few instances in which intermediaries are involved, we receive data from the intermediary in a similar timeframe and fashion as if received directly from the ceding company.

         Claims payable for incurred but not reported losses are determined using case basis estimates and lag studies of past experience. The time lag from the date of the claim or death to when the ceding company reports the claim to us can vary significantly by ceding company, but generally averages around two months. We update our analysis of incurred but not reported losses, including lag studies, on a quarterly basis and adjust our claim liabilities accordingly. The adjustments in a given period have generally not been significant relative to the overall reserves for future policy benefits or our results of operations.

         In the underwriting process, we perform procedures to evaluate the ceding company's process for compiling and reporting data. After entering into a reinsurance contract, we work closely with our ceding

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Reserves for future policy benefits (continued)

companies to help ensure information submitted by them is in accordance with the underlying reinsurance contracts. Additionally, we have a dedicated compliance team that performs extensive audits, including on-site audits and desk reviews, of the information provided by ceding companies. In addition to ceding company audits, we routinely perform analysis, at a treaty level, to compare the actual results of ceding companies against initial pricing and expected results. Generally, there have been few disputes or disagreements with ceding companies and most are resolved through normal administration procedures.

         Occasionally, we experience processing backlogs and establish reserves for processing backlogs with a goal of clearing all backlogs as quickly as possible. There were no significant processing backlogs at December 31, 2005.

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

         Other liabilities

         Other liabilities primarily relate to collateral facility accrued interest, the fair value of embedded derivative and employee benefits.

         Income taxes

         Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes". In accordance with this statement, for all years presented we use the asset and liability method to record deferred

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Income taxes (continued)

income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves for future policy benefits, deferred acquisition costs, present value of in-force and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.

         Stock-based compensation

         Prior to 2003, we adopted the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and related interpretations in accounting for employee stock options. Since the exercise price of the stock options equals or exceeds the market price of the underlying stock on the date of grant, no compensation expense was recognized.

         Effective January 1, 2003, we prospectively adopted the fair value-based stock option expense provisions of SFAS No. 148. "Accounting for Stock-Based Compensation - Transition and Disclosure, an Amendment to FASB Statement No. 123" which is considered the preferable accounting method for stock based compensation. Compensation expense has been recognized for all equity based compensation granted since January 1, 2003. This has resulted in a charge to income of $5.4 million, $0.8 million and $0.2 million in the years ended December 31, 2005, 2004 and 2003, respectively.

         In December 2004, the FASB revised SFAS No. 123, "Accounting for Stock-Based Compensation", by issuing "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. We will adopt the revised pronouncement during the first quarter of 2006. The effects of applying SFAS No. 123(R) will increase compensation cost in 2006 because we will expense the unvested portion of options granted in 2002 and prior, which were previously not expensed under APB Opinion No. 25. We expect SFAS No. 123(R) will increase compensation expense by approximately $0.7 million in 2006.

         Note 14 contains a summary of the pro forma effects to reported net income and earnings per share for 2005, 2004 and 2003 had we elected to recognize compensation cost for all options based on the fair value of the options granted at grant date as prescribed by SFAS No. 123(R).

            Earnings per share

         In accordance with SFAS No. 128, "Earnings per Share", basic earnings per share is calculated based on the weighted average ordinary shares outstanding and excludes any dilutive effects of options, restricted stock and warrants. Diluted earnings per share assume the exercise of all dilutive stock options, restricted stock, warrants, convertible debt instruments and the Hybrid Capital Units ("HyCUs") using the treasury stock method. Basic and diluted earnings per share are calculated by dividing net income available to ordinary shareholders by the applicable weighted average number of shares outstanding during the year.

         Fair value of financial instruments

         The fair value of assets and liabilities included on the consolidated balance sheets, which qualify as financial instruments under SFAS No. 107, "Disclosure About Fair Value of Financial Instruments," approximate the carrying amount presented in the consolidated financial statements.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

         Derivatives

         All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No.133"). The accounting for changes in the fair value of derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statements of income. The gain or loss on derivatives designated as a hedge of our interest expense on floating rate securities is included in interest expense.

         Our funds withheld at interest arise on modified coinsurance and fund withheld coinsurance transactions. Derivatives Implementation Group Issue No. B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies. The swap consists of two parts. The first is the market value of the underlying asset portfolio and the second is a hypothetical loan to the ceding company. The hypothetical loan is based on the expected cash flows of the underlying reinsurance liability. We have developed models to systematically estimate the value of the total return swap. The fair value of the embedded derivative is affected by changes in expected cash flows, credit spreads of the assets and changes in "risk-free" interest rates. The change in fair value is included in our calculation of estimated gross profits and, therefore, also affects the amortization of deferred acquisition costs. In addition to our quota share indemnity funds withheld contracts, we have entered into various financial reinsurance treaties that, although considered funds withheld, do not transfer significant insurance risk and are recorded on a deposit method of accounting. As a result of the experience refund provisions of these treaties, the value of the embedded derivative is currently considered immaterial.

         We adopted DIG B36 on October 1, 2003. The initial adoption resulted in a loss, after tax and after related amortization of deferred acquisition costs, of $19.5 million which was recorded as a cumulative effect of change in accounting principle in our consolidated statements of income for the year ended December 31, 2003. The change in fair value of the derivative between October 1, 2003 and December 31, 2003 was a gain of $13.9 million, net of related amortization of deferred acquisition costs and taxes. The fair value of the derivative of $24.8 million and $5.2 million at December 31, 2005 and 2004, respectively, is included in other liabilities.

         New Accounting Pronouncements

Statement of Financial Position 03-1, "Accounting and Reporting by Insurance Enterprises for Certain Nontraditional Long-Duration Insurance Contracts and for Separate Accounts" ("SOP 03-01")

          In July 2003, the Accounting Standards Executive Committee issued SOP 03-01. This SOP provides guidance on accounting and reporting by insurance enterprises for certain nontraditional long-duration contracts and for separate accounts and is effective for financial statements for fiscal years beginning after December 15, 2003. In implementing the SOP, we have made various determinations, such as qualification for separate account treatment, classification of securities in separate account arrangements, significance of mortality and morbidity risk, adjustments to contract holder liabilities and adjustments to estimated gross profits as defined in SFAS No. 97, "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments". Implementation of this SOP did not have a material effect on our financial statements.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)

EITF 04-8, "The Effect of Contingently Convertible Debt on Diluted Earnings Per Share"("EITF 04-8")

         In September 2004, EITF 04-8 was issued. EITF 04-8 requires that certain instruments with embedded conversion features that are contingent upon market price triggers be included in diluted earnings per share calculations regardless of whether the contingency has been met. Our 4.5% senior convertible notes are convertible on the basis of a market price trigger. On October 26, 2004, we amended the terms of these notes so that we are required to settle the principal amount of $115.0 million in cash on conversion or repurchase. As a result, we continue to apply the treasury stock method in calculating diluted earnings per share for amounts in excess of the principal of $115.0 million. Also see Note 10 in the Consolidated Financial Statements.

FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R")

         In December 2003, the FASB revised FIN 46, which was originally issued in January 2003. FIN 46R addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A company must consolidate a VIE in which it has an ownership, contractual or other financial interest if it is determined to be the primary beneficiary. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. We are the primary beneficiary of the collateral finance facilities, except Stingray Investor Trust, discussed in Note 8 to the Consolidated Financial Statements, and have consolidated the variable interest entities in accordance with FIN 46R. The Stingray Investor Trust, discussed in Note 8 to the Consolidated Financial Statements, is a variable interest entity but we are not considered to be the primary beneficiary of the Investor Trust. Accordingly, it is not consolidated in accordance with FIN 46R.

SFAS No.154, "Accounting Changes and Error Corrections" ("SFAS No. 154")

         In May 2005, the FASB issued SFAS No. 154, which replaces APB Opinion No. 20, "Accounting Changes", and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements". SFAS No. 154 requires retrospective application to prior period financial statements for changes in accounting principle, unless determination of either the period specific effects or the cumulative effect of the change is impracticable or otherwise promulgated. SFAS No. 154 is effective for fiscal years beginning after December 15, 2005. SFAS No. 154, upon adoption, is not expected to have a material effect on our results of operations or financial position.


EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-1") and FAS 115-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("FSP FAS 115-1")

         In June 2005, the FASB completed its review of EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments". EITF 03-1 provides accounting guidance regarding the determination of when an impairment of debt and marketable equity securities and investments accounted for under the cost method should be considered other-than-temporary and recognized in income. EITF 03-1 also requires certain quantitative and qualitative disclosures for debt and marketable equity securities classified as available-for-sale or held-to-maturity under SFAS No.115, Accounting for Certain Investments in Debt and Equity Securities", that are impaired at the balance sheet date but for which an other-than-temporary impairment has not been recognized. The FASB decided not to provide additional guidance on the meaning of other-than-temporary impairment but issued in November 2005, FSP FAS 115 , which nullifies the guidance in paragraphs 10-18 of EITF 03-1, and references existing other than temporary impairment guidance. FSP FAS 115-1 clarifies that an investor should recognize an impairment loss no later than when the impairment is deemed other-than-temporary, even if a decision to sell the security has not been made, and also provides guidance on the subsequent accounting for an impaired debt security. We have provided the appropriate disclosures in accordance with EITF 03-1. FSP FAS 115-1 is effective for reporting periods beginning after December 15, 2005. The adoption of FSP FAS 115-1 is not expected to have a material effect on our results of operations or financial position.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

2.   Summary of significant accounting policies (continued)


SFAS No. 155, "Accounting for Certain Hybrid Financial Instruments--an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155")

         In February 2006, the FASB issued SFAS No. 155, which resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155, among other things, permits the fair value remeasurement of any hybrid financial instrument that contains an embedded derivative that otherwise would require bifurcation; clarifies which interest-only strips and principal-only strips are not subject to the requirements of SFAS No. 133; and establishes a requirement to evaluate interests in securitized financial assets to identify interests that are freestanding derivatives or that are hybrid financial instruments that contain an embedded derivative requiring bifurcation. SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. We are currently assessing the impact of SFAS No. 155 on our results of operations and financial position.

3.   Business acquisitions

         On December 31, 2004, we completed the 100% coinsurance of ING's individual life reinsurance business. The acquisition was accounted for as a purchase in accordance with SFAS No. 141 "Business Combinations". During the year ended December 31, 2005, we completed the analysis of purchase accounting for this acquisition and the final post closing adjustment of $47.9 million was paid to ING during the fourth quarter of 2005. The balance sheet as of the date of acquisition, as finalized in 2005, was as follows:



                                                              December 31, 2004
                                                             -------------------

                 Total investments.....................      $     1,529,190
                 Reinsurance balances receivable.......              201,019
                 Other assets..........................               67,308
                                                             -------------------
                 Total assets..........................      $     1,797,517
                                                             ===================

                 Reserves for future policy benefits...      $     1,669,090
                 Other liabilities.....................              128,427
                                                             -------------------
                 Total liabilities.....................      $     1,797,517
                                                             ===================



         The acquired business represents the reinsurance division of ING's U.S. life insurance operations, which was written through Security Life of Denver Insurance Company and Security Life of Denver International Limited. The acquired business mainly consists of traditional mortality risk reinsurance written on an automatic basis with more than 100 different ceding insurers. Less than 10% of the acquired business was written on a facultative basis. Most of the business involves guaranteed level premium term life insurance that is subject to the statutory reserve requirements of NAIC Actuarial Regulation XXX as well as universal life insurance that is subject to a similar statutory reserve requirement known as Regulation AXXX.

         The following pro-forma information related to our acquisition of the ING individual life reinsurance business for the years ended December 31, 2004 and 2003 illustrates the effects of the acquisition as if it had occurred at the beginning of the periods presented. The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at January 1, 2004 and 2003 nor does it purport to be indicative of combined results of operations which may be reported in the future. In the table below, dollars are in millions, except per share data.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005


3.       Business acquisitions (continued)

                                                         Year Ended           Year Ended
                                                         December 31,         December 31,
                                                              2004               2003
                                                         ------------        ------------
         Revenue....................................     $    2,115.7          $ 1,547.5
         Net income.................................     $      132.0          $    73.3
         Earnings per ordinary share - Basic........     $       3.08          $    1.81
         Earnings per ordinary share - Diluted......     $       2.96          $    1.75

         On December 22, 2003, we completed the purchase of 95% of ERC Life Reinsurance Corporation for $169.9 million in cash. There was no goodwill arising on the acquisition. The present value of in-force business acquired was $56.3 million. On February 19, 2004, ERC Life Reinsurance Corporation's name was changed to Scottish Re Life Corporation. During the year ended December 31, 2004, we completed the analysis of purchase accounting for this acquisition. The balance sheet of Scottish Re Life Corporation at the date of acquisition, as finalized in 2004, was as follows:

                                                         December 22,
                                                             2003
                                                         ------------


            Total investments .....................      $   573,538
            Reinsurance balances receivable .......           51,457
            Amounts recoverable from reinsurers ...          730,044
            Other assets ..........................           60,644
                                                         ------------
            Total assets ..........................      $ 1,415,683
                                                         ============
            Reserves for future policy benefits ...      $   933,090
            Interest sensitive contract liabilities          177,486
            Reinsurance balances payable ..........          109,050
            Other liabilities .....................           14,575
                                                         ------------
            Total liabilities .....................      $ 1,234,201
                                                         ============
            Acquired net assets ...................      $   181,482
                                                         ============


         The following pro forma information related to our acquisition of Scottish Re Life Corporation for the years ended December 31, 2003 illustrates the effects of the acquisition as if it had occurred at the beginning of the period presented.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005


3.   Business acquisitions (continued)

                                                          Year Ended
                                                         December 31,
                                                             2003
                                                         ----------

             Revenue .............................      $   768,223
             Net income ..........................      $    67,663
             Earnings per ordinary share - Basic .      $      2.21
             Earnings per ordinary share - Diluted      $      2.10

         The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred at the beginning of the period presented nor does it purport to be indicative of combined results of operations which may be reported in the future.

         See Note 19 Commitments and Contingencies - Mediation, for additional detail on the Scottish Re Life Corporation acquisition.

         The acquisitions described above were accounted for by the purchase method of accounting. In accordance with SFAS No. 141, the accompanying consolidated statements of income do not include any revenues or expenses related to these acquisitions prior to the closing dates.

4.   Discontinued operations

         During 2003, we discontinued our Wealth Management operations in Luxembourg. We transferred our Luxembourg Wealth Management business to third parties, closed the office and are in the process of liquidating our Luxembourg subsidiary. We reported the results of the Luxembourg Wealth Management activities as discontinued operations. Losses from these operations amounted to $0.2 million in 2004 and $2.0 million in 2003. There were no losses or income in 2005.


5.   Investments

         The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments and preferred stock at December 31, 2005 and 2004 are as follows:

                                                                               December 31, 2005
                                                            ---------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      Unrealized     Unrealized      Estimated
                                                            Cost or Cost   Appreciation   Depreciation    Fair Value
                                                             ----------     -----------   -----------     -----------
U.S. Treasury securities and U.S. government agency          $   48,519     $       244   $      (846)    $    47,917
     obligations.....................................
Corporate securities.................................         2,205,052          16,548       (30,821)      2,190,779
Municipal bonds......................................            37,826             211          (398)         37,639
Mortgage and asset backed securities.................         3,169,362           7,828       (27,126)      3,150,064
                                                             ----------     -----------   -----------     -----------
Total................................................        $5,460,759     $    24,831   $   (59,191)    $ 5,426,399
                                                             ==========     ===========   ===========     ===========

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003


5.   Investments (continued)

                                                                               December 31, 2004
                                                            ---------------------------------------------------------
                                                                              Gross          Gross
                                                             Amortized      Unrealized     Unrealized      Estimated
                                                            Cost or Cost   Appreciation   Depreciation    Fair Value
                                                             ----------     -----------   -----------     -----------
U.S. Treasury securities and U.S. government agency
     obligations ..........................................  $   89,418     $      200    $     (139)     $   89,479
Corporate securities ......................................   1,719,502         27,542        (3,474)      1,743,570
Municipal bonds ...........................................      20,712            261          (158)         20,815
Mortgage and asset backed securities ......................   1,657,926         14,154        (8,277)      1,663,803
                                                             ----------     ----------    ----------      ----------
Total .....................................................  $3,487,558     $   42,157    $  (12,048)     $3,517,667
                                                             ==========     ==========    ==========      ==========


         The contractual maturities of the fixed maturities and preferred stock are as follows (actual maturities may differ as a result of calls and prepayments):

                                                December 31, 2005
                                          -----------------------------
                                           Amortized    Estimated Fair
                                          Cost or Cost      Value
                                          ------------  ---------------
Due in one year or less ..............    $  108,343      $  108,012
Due in one year through five years ...       530,852         527,362
Due in five years through ten years...       839,195         832,831
Due after ten years ..................       813,007         808,130
                                          ----------      ----------
                                           2,291,397       2,276,335
Mortgage and asset backed securities..     3,169,362       3,150,064
                                          ----------      ----------
Total ................................    $5,460,759      $5,426,399
                                          ==========      ==========

         The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost as of December 31, 2005 and 2004. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005


5.   Investments (continued)

                                                                         December 31, 2005
                                        ------------------------------------------------------------------------------------------
                                                                         Equal to or greater than
                                            Less than 12 months                 12 months                           Total
                                        --------------------------       --------------------------       ------------------------
                                         Estimated      Unrealized       Estimated       Unrealized       Estimated     Unrealized
                                        fair value        loss           fair value         loss          fair value       loss
                                        ----------      ----------       ----------      ----------       ----------    ----------
Investment Grade
Securities:
CMO ..............................      $  467,314      $   (4,865)      $   85,305      $   (1,688)      $  552,619    $   (6,553)
Corporates .......................       1,132,840         (23,950)          94,218          (2,545)       1,227,058       (26,495)
Governments ......................          36,297            (774)           1,999             (71)          38,296          (845)
MBS ..............................         143,956          (3,383)          42,682          (1,611)         186,638        (4,994)
Municipal ........................          17,738            (330)           1,621             (68)          19,359          (398)
Other structured securities ......       1,028,657         (11,882)         135,341          (3,113)       1,163,998       (14,995)
Preferred stocks .................          98,263          (2,287)          24,106          (1,295)         122,369        (3,582)
                                        ----------      ----------       ----------      ----------       ----------    ----------
Total  investment grade
securities .......................       2,925,065         (47,471)         385,272         (10,391)       3,310,337       (57,862)
                                        ----------      ----------       ----------      ----------       ----------    ----------
Below investment grade securities:
Corporates .......................          10,676            (655)           1,841             (59)          12,517          (714)
Other structured securities ......           3,552            (555)           7,260             (29)          10,812          (584)
Preferred stock ..................             392             (12)             340             (19)             732           (31)
Total below investment grade            ----------      ----------       ----------      ----------       ----------    ----------
securities .......................          14,620          (1,222)           9,441            (107)          24,061        (1,329)
                                        ----------      ----------       ----------      ----------       ----------    ----------
Total ............................      $2,939,685      $  (48,693)      $  394,713      $  (10,498)      $3,334,398    $  (59,191)
                                        ==========      ==========       ==========      ==========       ==========    ==========

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005


5.   Investments (continued)

                                                                   December 31, 2004
                                  ---------------------------------------------------------------------------------------------
                                                                   Equal to or greater than
                                      Less than 12 months                  12 months                           Total
                                  --------------------------       --------------------------       ---------------------------
                                   Estimated      Unrealized       Estimated       Unrealized       Estimated        Unrealized
                                  fair value        loss           fair value         loss          fair value         loss
                                  ----------      ----------       ----------      ----------       ----------      -----------
Investment Grade Securities:
CMO ........................      $  225,068      $   (1,830)      $    4,100      $      (96)      $  229,168      $   (1,926)
Corporates .................         241,030          (2,139)          49,445            (660)         290,475          (2,799)
Governments ................          51,123            (139)               -               -           51,123            (139)
MBS ........................          49,085            (627)           9,585            (199)          58,670            (826)
Municipal ..................          12,130            (158)               -               -           12,130            (158)
Other structured
  securities ...............         311,733          (2,375)          17,227          (1,125)         328,960          (3,500)
Preferred stocks ...........          35,152            (628)             257             (12)          35,409            (640)
                                  ----------      ----------       ----------      ----------       ----------      ----------
Total  investment grade ....         925,321          (7,896)          80,614          (2,092)       1,005,935          (9,988)
                                  ----------      ----------       ----------      ----------       ----------      ----------
Below investment grade
  securities:
Corporates .................           1,966             (35)               -               -            1,966             (35)
Other structured
  securities ...............           7,988            (977)           2,492          (1,047)          10,480          (2,024)
Preferred stock ............              54              (1)               -               -               54              (1)
Total below investment            ----------      ----------       ----------      ----------       ----------      ----------
  grade securities .........          10,008          (1,013)           2,492          (1,047)          12,500          (2,060)
                                  ----------      ----------       ----------      ----------       ----------      ----------
Total ......................      $  935,329      $   (8,909)      $   83,106      $   (3,139)      $1,018,435      $  (12,048)
                                  ==========      ==========       ==========      ==========       ==========      ==========

         We believe that based on an analysis of each security whose price has been below market for greater than twelve months, that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of December 31, 2005. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as at December 31, 2005, approximately 98% of the gross unrealized losses are associated with investment grade securities.

         The analysis of realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2005, 2004 and 2003 is as follows:

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

5.   Investments (continued)

                                                                  Year Ended     Year Ended     Year Ended
                                                                 December 31,   December 31,   December 31,
                                                                    2005           2004            2003
                                                                  --------       --------       --------
Gross realized gains (losses)
Fixed maturities:
  Gross realized gains .....................................      $  8,867       $ 10,169       $  7,830
  Gross realized losses ....................................        (6,561)        (3,140)        (3,409)
  Other than temporary impairments .........................        (2,437)        (9,870)        (6,259)
                                                                  --------       --------       --------
                                                                      (131)        (2,841)        (1,838)
Preferred stock:
  Gross realized gains .....................................            23             82            (34)
  Gross realized losses ....................................          (238)        (3,151)           (92)
                                                                  --------       --------       --------
                                                                      (215)        (3,069)          (126)

  Other investments ........................................             -           (636)          (802)
  Foreign currency gains ...................................           402          1,690          1,270
  Change in fair value interest rate swaps .................         2,228         (2,232)             -
  Change in fair value on derivatives ......................         1,454         (1,216)        (2,952)
                                                                  --------       --------       --------
      Net realized gains (losses) ..........................         3,738         (8,304)        (4,448)
                                                                  --------       --------       --------
Change in net unrealized appreciation (depreciation) on
  investments
  Fixed maturities .........................................       (60,426)         8,623          9,152
  Preferred stock ..........................................        (4,041)          (414)           988
  Other investments ........................................           888              -              -
  Change in deferred acquisition costs .....................        13,127         (8,653)             -
  Change in deferred income taxes ..........................        18,912         (2,743)        (2,222)
                                                                  --------       --------       --------
Change in net unrealized appreciation (depreciation) on
  investments ..............................................       (31,540)        (3,187)         7,918
                                                                  --------       --------       --------
Total net realized gains (losses) and change in  net
  unrealized appreciation (depreciation) on investments.....      $(27,802)      $(11,491)      $  3,470
                                                                  ========       ========       ========


         The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issuer and issuers. At December 31, 2005, 2004 and 2003, we did not have a material concentration of investments in fixed income securities in a single issuer or industry.

         Net investment income for the years ended December 31, 2005, 2004 and 2003 was derived from the following sources:

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005

5.   Investments (continued)


                                           Year Ended      Year Ended       Year Ended
                                           December 31,   December 31,     December 31,
                                              2005            2004             2003
                                           ---------       ---------       ---------
Fixed maturities available for sale..      $ 225,216       $ 113,763       $  68,579
Preferred stock .....................          8,107           6,245           3,018
Funds withheld at interest ..........        110,523          96,637          76,654
Other investments ...................         21,259           4,176           1,286
Investment expenses .................         (9,268)         (3,683)         (1,509)
                                           ---------       ---------       ---------
Net investment income ...............      $ 355,837       $ 217,138       $ 148,028
                                           =========       =========       =========


         We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit ("LOC") requirements. At December 31, 2005, restricted assets include fixed maturities of $4.9 billion and $2.8 billion, respectively, and cash and cash equivalents of $1.0 billion and $0.5 billion, respectively. The components of the fair value of the restricted assets at December 31, 2005 and 2004 are as follows:



                                                              Year Ended          Year Ended
                                                           December 31, 2005    December 31, 2004
                                                           -----------------    -----------------
Deposits with U.S. regulatory authorities................      $     7,615        $     5,297
Trust funds..............................................        5,941,669          3,303,463
                                                                ----------         ----------
                                                               $ 5,949,284        $ 3,308,760
                                                                ==========         ==========


6.   Funds withheld at interest

         For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, assets equal to the net statutory reserves are withheld and legally agreed and managed by the ceding company and are reflected as funds withheld at interest on the consolidated balance sheets.

         At December 31, 2005, funds withheld at interest were in respect of seven contracts with five ceding companies. At December 31, 2004, funds withheld at interest were in respect of seven contracts with four ceding companies. At December 31, 2005, we had three contracts with Lincoln National Life Insurance Company that accounted for $1.2 billion or 48% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International that accounted for $0.7 billion or 27% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion or 23% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln

                             SCOTTISH RE GROUP LTD.

                                December 31, 2003


6.   Funds withheld at interest (continued)

National Life Insurance Company, the largest exposure, has financial strength ratings of "A+" from A.M. Best Company ("A.M. Best"), "AA-" from Standard & Poor's Ratings Services, a division of the McGraw-Hill Companies, Inc ("Standard & Poors"), "Aa3" from Moody's Investor Services ("Moody's") and "AA" from Fitch Ratings Ltd. ("Fitch"). In the event of insolvency of the ceding companies on these arrangements we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Interest accrues on these assets at rates defined by the treaty terms. In most cases, we are subject to the investment performance on the funds withheld assets, although we do not control them. To mitigate this risk, we help set the investment guidelines followed by the ceding company and monitor compliance with these guidelines. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.4 billion and $1.7 billion at December 31, 2005 and 2004, respectively.

         According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of invested assets, excluding cash of $132.6 million (2004 - $472.4 million), backing our funds withheld at interest at December 31, 2005 and 2004 are as follows:

                                                                              December 31, 2005
                                                 -----------------------------------------------------------------
                                                                      Gross            Gross
                                                   Amortized        Unrealized        Unrealized        Estimated
                                                     Cost          Appreciation      Depreciation      Fair Value
                                                  -----------      -----------       -----------       -----------
U.S. Treasury securities and U.S. government
  agency obligations ........................      $    62,564      $        64       $      (375)      $    62,253
Corporate securities ........................        1,599,376           48,805           (13,749)        1,634,432
Municipal bonds..............................           33,333              206              (581)           32,958
Mortgage and asset backed securities ........          597,437            8,213           (10,540)          595,110
                                                   -----------      -----------       -----------       -----------
                                                     2,292,710           57,288           (25,245)        2,324,753
Commercial mortgage loans ...................          106,954            6,047              (444)          112,557
                                                   -----------      -----------       -----------       -----------
Total .......................................      $ 2,399,664      $    63,335       $   (25,689)      $ 2,437,310
                                                   ===========      ===========       ===========       ===========

                                                                              December 31, 2004
                                                 -----------------------------------------------------------------
                                                                     Gross             Gross
                                                   Amortized        Unrealized        Unrealized        Estimated
                                                     Cost          Appreciation      Depreciation      Fair Value
                                                  -----------      -----------       -----------       -----------
U.S. Treasury securities and U.S. government
  agency obligations.........................     $    39,423      $       458       $      (143)      $    39,738
Corporate securities.........................       1,027,809           70,336            (1,896)        1,096,249
Municipal bonds..............................          24,728              738              (228)           25,238
Mortgage and asset backed securities ........         303,833           11,969            (1,088)          314,714
                                                  -----------      -----------       -----------       -----------
                                                    1,395,793           83,501            (3,355)        1,475,939
Commercial mortgage loans....................         121,468            9,212              (832)          129,848
                                                  -----------      -----------       -----------       -----------
Total .......................................     $ 1,517,261      $    92,713       $    (4,187)      $ 1,605,787
                                                  ===========      ===========       ===========       ===========

                             SCOTTISH RE GROUP LTD.

                                December 31, 2005


6.   Funds withheld at interest (continued)

         According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                              December 31, 2005
                                                         --------------------------------
                                                          Amortized        Estimated Fair
                                                            Cost                 Value
                                                         ----------           ----------
Due in one year or less ............................     $   37,881           $   38,100
Due in one year through five years .................        503,014              509,119
Due in five years through ten years ................        842,379              861,911
Due after ten years ................................        311,999              320,513
                                                         ----------           ----------
                                                          1,695,273            1,729,643
Mortgage and asset backed securities ...............        597,437              595,110
Commercial mortgage loans ..........................        106,954              112,557
                                                         ----------           ----------
Total ..............................................     $2,399,664           $2,437,310
                                                         ==========           ==========

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                December 31, 2005

7.   Present value of in-force business

         A reconciliation of the present value of in-force business is as follows:

                                                                     December 31,    December 31,    December 31,
                                                                        2005            2004            2003
                                                                      --------        --------        --------
Balance at beginning of year ..................................       $ 62,164        $ 44,985        $ 18,181
Acquisition of Scottish Re Life Corporation ...................              -          24,766          31,506
Amortization ..................................................         (7,373)         (7,689)         (4,926)
Other .........................................................            (48)            102             224
                                                                      --------        --------        --------
Balance at end of year ........................................       $ 54,743        $ 62,164        $ 44,985
                                                                      ========        ========        ========


         Future estimated amortization of the present value of in-force business is as follows:

Year ending December 31
-----------------------
2006......................................................          $5,321
2007......................................................           5,371
2008......................................................           5,725
2009......................................................           6,173
2010......................................................           3,608
Thereafter................................................         $28,545


8.   Collateral finance facilities

HSBC I

         In 2004, we entered into a collateral finance facility with HSBC Bank USA, N.A. ("HSBC I"). This facility provides $200.0 million that can be used to collateralize reinsurance obligations under intercompany reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in these financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

Stingray


         On January 12, 2005,  we entered  into a put  agreement  with  Stingray
Investor Trust ("Investor Trust") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Investor Trust in return for the assets in a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Investor Trust under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provides collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under intercompany quota share reinsurance agreements and at December 31, 2005, $50.0 million was in use for this purpose. The put premium incurred during the year ended

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

8.   Collateral finance facilities (continued)

December 31, 2005 amounted to $4.7 million, and is included in collateral finance facilities expense in the consolidated statements of income. In accordance with FIN 46R, we are not considered to have the primary beneficial interest in Investor Trust and as a result we are not required to consolidate Investor Trust.

Orkney Re, Inc.

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

         The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney Holdings, LLC. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

         Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At December 31, 2005, the interest rate was 5.07%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney Holdings, LLC has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

         In accordance with FIN 46R, Orkney Holdings, LLC, is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney Holdings, LLC has been consolidated in these financial statements. The assets of Orkney Holdings, LLC have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney Holdings, LLC as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Orkney Re II plc

         On December 21, 2005, Orkney Re II plc, an orphan special purpose vehicle incorporated under the laws of Ireland, whose issued ordinary shares are held by a share trustee and its nominees in trust for charitable purposes, issued in a private offering $450.0 million of debt to external investors. The debt consisted of $382.5 million Series A-1 Floating Rate Guaranteed Notes (the "Series A Notes"), $42.5 million in aggregate principal amount of Series A-2 Floating Rate Notes (the "Series B Notes"), and $25.0 million Series B Floating Rate Notes, all due December 31, 2035 (collectively, the "Orkney II Notes"). The Orkney II Notes are listed on the Irish Stock Exchange. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2004 reinsured by Scottish

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

8.   Collateral finance facilities (continued)

Re (U.S.), Inc. to Orkney Re II plc. Proceeds from the Orkney II Notes have been deposited into a series of trusts that collateralize the notes.

         The holders of the Orkney II Notes cannot require repayment from us or any of our subsidiaries, only from Orkney Re II plc. Assured Guaranty (UK) Ltd has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035 of the Series A-1 Notes.

         Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.425% for the Series A-1 Notes, three month LIBOR plus 0.73% for the Series A-2 Notes, and three month LIBOR plus 3.0% for the Series B Notes. At December 31, 2005, the interest rate on the Series A-1 Notes was 4.96%, Series A-2 Notes was 5.27%, and Series B Notes was 7.50%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney Re II plc has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

         In accordance with FIN 46R, Orkney Re II plc is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney Re II plc has been consolidated in these financial statements. The assets of Orkney Re II plc have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney II Re plc as investment income and the cost of the facility is reflected in collateral finance facilities expense.

HSBC II

         On December 22, 2005, we entered into a second collateral finance facility with HSBC Bank USA, N.A ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in these financial statements. The assets of the trust have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

Reinsurance Facility

         On December 22, 2005, we entered into a long term reinsurance facility with a third party ("Reinsurance Facility"), Bermuda-domiciled reinsurer that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. All risks and returns arising out of the underlying book of business are retained by us.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

8.   Collateral finance facilities (continued)

         At December 31, 2005, we had $1.986 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney Re, Inc. and Orkney Re II plc transactions. In connection with these transactions we have assets in trust of approximately $2.705 billion which represent assets supporting both the economic and excess reserves and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

9.   7.00% Convertible Junior Subordinated Notes

         In order to provide additional capital to support the in-force individual life reinsurance business acquired from ING, we signed a Securities Purchase Agreement on October 17, 2004 with the Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (collectively, the "Cypress Entities"). Pursuant to the Securities Purchase Agreement, we issued to the Cypress Entities on December 31, 2004, $41.3 million aggregate principal amount of 7.00% Convertible Junior Subordinated Notes with a maturity date of December 31, 2034 (the "7.00% Convertible Junior Subordinated Notes").

         On April 7, 2005, our shareholders approved the conversion of the 7.00% Convertible Junior Subordinated Notes and accrued interest thereon resulting in the issuance of 2,170,896 Class C warrants. Upon receipt of regulatory approval on May 4, 2005, the Class C Warrants were converted into ordinary shares. See
Note 12 for additional details.

10.  Debt obligations

         Long-term debt consists of:


                                                  December 31,    December 31,
                                                     2005            2004
                                                    --------       --------
4.5% senior convertible notes due 2022 ........     $115,000       $115,000
Capital securities due 2032 ...................       17,500         17,500
Preferred trust securities due 2033 ...........       20,000         20,000
Trust preferred securities due 2033 ...........       10,000         10,000
Trust preferred securities due 2034 ...........       32,000         32,000
Trust preferred securities due 2034 ...........       50,000         50,000
                                                    --------       --------
                                                    $244,500       $244,500
                                                    ========       ========

4.5% senior convertible notes

         On November 22, 2002 and November 27, 2002, we issued $115.0 million (which included an over-allotment option of $15.0 million) of 4.5% senior convertible notes, which are due December 1, 2022. The notes are general unsecured obligations, ranking on parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment with all our future subordinated indebtedness and do not have the benefit of any sinking fund. Interest on the notes is payable on June 1 and December 1 of each year. The notes are rated "Baa2" by Moody's and "BBB-" by Standard & Poor's.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


10.  Debt obligations (continued)


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

         Pursuant  to  a  registration  rights  agreement,   we  filed  a  shelf
registration statement with the Securities and Exchange Commission, for resale of the notes and our ordinary shares issuable upon conversion of the notes.

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

         The Capital Securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2005 and December 31, 2004, the interest rates were 8.54% and 6.44%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

         The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


10.  Debt obligations (continued)


payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2005 and December 31, 2004, the interest rates were 8.54% and 6.44%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 and in the event of certain changes in tax or investment company law.

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the Capital Securities.

Preferred trust securities due 2033

         On October 29, 2003, Scottish Holdings, Inc. Statutory Trust II, a Connecticut statutory business trust ("Capital Trust II") issued and sold in a private offering an aggregate of $20.0 million Preferred Trust Securities (the "Preferred Trust Securities"). All of the common shares of Capital Trust II are owned by Scottish Holdings, Inc.

         The Preferred Trust Securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At December 31, 2005 and December 31, 2004, the interest rates were 8.49% and 6.08%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2033 Floating Rate Debentures due October 29, 2033 (as described below).

         The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures (the "2033 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2033 Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At December 31, 2005 and December 31, 2004, the interest rates were 8.49% and 6.08%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish
Holdings, Inc. may redeem the 2033 Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2033 Floating Rate Debentures and distributions and other payments due on the Preferred Trust Securities.

Trust preferred securities due 2033

         On November 14, 2003, GPIC Holdings Inc. Statutory Trust, a Delaware statutory business trust ("GPIC Trust") issued and sold in a private offering an aggregate of $10.0 million Trust Preferred Securities (the "2033 Trust Preferred Securities"). All of the common shares of GPIC Trust are owned by Scottish Holdings, Inc.

         The 2033 Trust Preferred Securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


10.  Debt obligations (continued)

plus 3.90%. At December 31, 2005 and December 31, 2004, the interest rates were 8.44% and 6.46%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

         The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes (the "Junior Subordinated Notes") issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At December 31, 2005 and December 31, 2004, the interest rates were 8.44% and 6.46%, respectively. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Junior Subordinated Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

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

         The 2034 Trust Preferred Securities mature on June 17, 2034. They are redeemable in whole or in part at any time after June 17, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.80%. At December 31, 2005 and December 31, 2004, the interest rate was 8.34% and 6.30%, respectively. Prior to June 17, 2009, interest cannot exceed 12.50%. Capital Trust III may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2034 Floating Rate Debentures due June 17, 2034 (as described below).

         The sole assets of Capital Trust III consist of $33.0 million principal amount of Floating Rate Debentures (the "2034 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2034 Floating Rate Debentures mature on June 17, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.80%. At December 31, 2005 and December 31, 2004 the interest rate was 8.34% and 6.30%, respectively. Prior to June 17, 2009, interest cannot exceed 12.50%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2034 Floating Rate Debentures at any time after June 17, 2009 and in the event of certain changes in tax or investment company law.

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the 2034 Floating Rate Debentures and distributions and other payments due on the 2034 Trust Preferred Securities.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


10.  Debt obligations (continued)


Trust preferred securities due 2034

         On December 18, 2004, SFL Statutory Trust I, a Delaware statutory business trust ("SFL Trust I") issued and sold in a private offering an aggregate of $50.0 million Trust Preferred Securities (the "December 2034 Trust Preferred Securities"). All of the common shares of SFL Trust I are owned by Scottish Financial (Luxembourg) S.a.r.l.

         The December 2034 Trust Preferred Securities mature on December 15, 2034. They are redeemable in whole or in part at any time after December 15, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.50%. At December 31, 2005, and December 31, 2004 the interest rate was 8.04.% and 5.95%, respectively. Prior to December 15, 2009, interest cannot exceed 12.50%. SFL Trust I may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis.

         The sole assets of SFL Trust I consist of $51.5 million principal amount of Floating Rate Debentures (the "December 2034 Floating Rate Debentures") issued by Scottish Financial (Luxembourg) S.a.r.l. The December 2034 Floating Rate Debentures mature on December 15, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.50%. At December 31, 2005 and December 31, 2004 the interest rate was 8.04% and 5.95%, respectively. Prior to December 15, 2009, interest cannot exceed 12.50%. Scottish Financial (Luxembourg) S.a.r.l. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Financial (Luxemburg) S.a.r.l. may redeem the December 2034 Floating Rate Debentures at any time after December 15, 2009 and in the event of certain changes in tax or investment company law.

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Financial (Luxembourg) S.a.r.l.'s obligations under the December 2034 Floating Rate Debentures and distributions and other payments due on the December 2034 Trust Preferred Securities.

Credit facilities


         On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks. This facility replaced a 364-day facility which was due to mature in October 2005. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at December 31, 2005. Outstanding letters of credit under this facility amounted to $40.9 million at December 31, 2005.

         On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased, at our option, to an aggregate principal amount of $50.0 million. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


10.  Debt obligations (continued)

obligations  of  Scottish  Re  (Dublin)  Limited.   There  were  no  outstanding
borrowings or letters of credit at December 31, 2005.

         The financial covenants of these facilities require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholders' equity and maintain the ratio of unencumbered assets to aggregate borrowings under the facilities of 1.2 times borrowings. In addition, these facilities also require Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders' equity and a debt to capitalization ratio of less than 30%. For the purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded.

         Failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At December 31, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraphs.

         ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to Regulation XXX reserve requirements for our previously existing business as well as the business acquired from ING. We completed two financing solutions relating to these requirements in December 2005 and received a $6.7 million rebate of fees incurred in 2005. See Note 8 for details on the financing solutions.

         We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At December 31, 2005 and 2004, respectively, there were no borrowings under this agreement.

11.  Mezzanine equity

         On December 17, 2003 and December 22, 2003, we issued in a public offering 5,750,000 Hybrid Capital Units or HyCUs. The aggregate net proceeds were $141.9 million. Each HyCU consists of (i) a purchase contract ("purchase contract") to which the holder is obligated to purchase from us, on February 15, 2007, an agreed upon number of ordinary shares for a price of $25.00 and (b) a convertible preferred share with a liquidation preference of $25.00, convertible into ordinary shares, which we will settle in cash and ordinary shares on May 21, 2007.

         The agreed upon number of shares that the purchase contract will be settled for is called the "settlement rate". The settlement rate on each purchase contract is as follows:

         (i) If the average closing price per ordinary share on each of the 20 consecutive trading days ending on the fourth trading day preceding February 15, 2007 (the "Applicable Market Value"), is less than or equal to $19.32, then each purchase contract will be settled for 1.294 ordinary shares; or

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

11.  Mezzanine equity (continued)

         (ii) If the Applicable Market Value is greater than $19.32, then each purchase contract will be settled for a number of ordinary shares by dividing $25.00 by the Applicable Market Value.

         Each convertible preferred share is pledged to us to secure the holder's obligations under the purchase contract. A holder of the HyCU can obtain the release of the pledged convertible share by substituting zero-coupon treasury securities as security for the obligation under the purchase contract. The resulting unit is then known as a Treasury Unit. Holders of Treasury Units can recreate HyCUs by re-substituting the convertible preferred shares and withdrawing the treasury securities.

         Holders of the convertible preferred shares have the option to allow the convertible preferred share to be included in the remarketing process and use the proceeds of the remarketing to settle the purchase contract or elect not to participate in the remarketing by delivering the requisite amount of cash to settle the purchase contract.

         The convertible  preferred  shares will be initially  convertible  into
1.0607 ordinary shares per $25.00 liquidation preference (referred to as the "conversion rate"), subject to anti-dilution adjustments. This reflects an initial conversion price of $23.57. Upon conversion, we will deliver an amount of cash up to the liquidation preference, in lieu of the ordinary shares, and ordinary shares for the value of the excess, if any, of the conversion obligation minus the liquidation preference of the convertible preferred shares. The value of the excess of the conversion obligation is reflected in our diluted earnings per share computation. The convertible preferred shares are mandatorily redeemable on May 21, 2007, unless earlier converted.

         Amounts accumulate under the HyCUs at a rate of 5.875% per year, payable quarterly beginning February 14, 2004. These amounts consist of quarterly contract adjustment payments at a rate of 4.875% per year and dividends at a rate of 1.00% per year on the convertible preferred shares, payable quarterly when declared by our board of directors. We may defer contract adjustment payments until no later than the purchase contract settlement date. The present value of the contract adjustment payments (discounted at a rate of 4.75%) is included in other liabilities and resulted in a decrease in additional paid-in capital at the date of issuance. Issue costs on the purchase contract have also been included in additional paid-in capital. The dividends on the convertible preferred shares are included in interest expense.

         We have accounted for the HyCUs in accordance with SFAS No. 150 "Accounting for Certain Instruments with Characteristics of Debt and Equity" ("SFAS No. 150"). The convertible preferred shares that comprise the HyCUs are not mandatorily redeemable as defined by SFAS No. 150. On the redemption date of May 21, 2007, the convertible preferred shares are subject to optional conversion by the holder. SFAS No. 150 indicates that a conditionally redeemable preferred share, such as a convertible preferred share, should not be classified as a liability if it can be converted rather than redeemed. Because the convertible preferred shares are subject either to conversion or redemption on May 21, 2007, it is conditionally redeemable as defined by SFAS No. 150 for all periods preceding that date. Accordingly, the HyCUs have been recorded as mezzanine equity, which is net of issuance costs related to the convertible preferred shares.

12.  Shareholders' equity

Ordinary shares

         We are authorized to issue 100,000,000 ordinary shares of par value $0.01 each.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

12.  Shareholders' equity (continued)

         On July 23, 2003, we completed a public offering of 9,200,000 ordinary shares (which included an over-allotment option of 1,200,000 ordinary shares) in which we raised aggregate net proceeds of $180.1 million. We used $30.0 million of these proceeds to repurchase 1,525,000 ordinary shares from Pacific Life at a purchase price of $19.66 per share. During 2003, we issued 200,000 ordinary shares upon the exercise of Class A Warrants.

         During 2004, in order to provide additional capital to support the acquisition of the ING individual life reinsurance business, we signed a Securities Purchase Agreement on October 17, 2004 with the Cypress Entities. Pursuant to the Securities Purchase Agreement, we issued to the Cypress Entities on December 31, 2004:

         (i) 3,953,183 ordinary shares, par value $0.01 per share (equal to 9.9% of the aggregate number of ordinary shares issued and outstanding on December 31, 2004, taking into account such issuance);

         (ii) Class C Warrants to purchase 3,206,431 ordinary shares (equal to the difference between (A) 19.9% of the ordinary shares issued and outstanding on December 31, 2004 (without taking into account the issuance of ordinary shares pursuant to (i) above) and (B) the number of ordinary shares issued to the Cypress Entities as provided in (i) above); and

         (iii)    The 7.00% Convertible  Junior  Subordinated Notes discussed in
                  Note 9.

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

         On December 23, 2005, we completed a public offering of 7,660,000 ordinary shares (which included an over-allotment option of 1,410,000 ordinary shares) in which we raised aggregate net proceeds of $174.1 million. We used the proceeds of the offering for general corporate purposes, which may include investments in or advances to subsidiaries, possible acquisitions, working capital and other corporate purposes.

         In connection with the offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc and Lehman Brothers, Inc. (the "forward purchasers") and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agree to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates the we will deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also have the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception is reflected in shareholders' equity (as a reduction in additional paid-in capital) and the fair value is not adjusted till the settlement date of the forward. In addition, the underwriting costs of the forward sales agreements have been reflected in shareholders' equity (as a reduction in additional paid-in capital). We expect to use the proceeds from the forward sales agreements for general corporate purposes which may include investments in or advances to subsidiaries, possible acquisitions, working capital and other corporate purposes.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

12.  Shareholders' equity (continued)

         During the years ended December 31, 2005, 2004 and 2003 we issued 423,467, 749,551 and 425,955 ordinary shares, respectively, to employees upon the exercise of stock options. At December 31, 2005, there were 53,391,939 outstanding ordinary shares.

Preferred shares

         We are authorized to issue 50,000,000 preferred shares of par value $0.01 each.

         On December 17, 2003 and December 22, 2003, in connection with our HyCU offering, we issued 5,750,000 convertible preferred shares. See Note 11 for additional description of the terms of the convertible preferred shares.

         On June 28, 2005, we priced our offering of 5,000,000 non-cumulative perpetual preferred shares and entered into a purchase agreement relating to the shares pursuant to which the underwriters of the offering agreed to purchase the shares. Gross proceeds were $125.0 million and related expenses were $4.6 million. Settlement of the net proceeds occurred on July 6, 2005.

         Dividends on the perpetual preferred shares are payable on a non-cumulative basis at a rate per annum of 7.25% until the dividend payment date in July 2010. Thereafter, the dividend rate may be at a fixed rate determined through remarketing of the perpetual preferred shares for specific periods of varying length not less than six months or may be at a floating rate reset quarterly based on a predefined set of interest rate benchmarks. During any dividend period, unless the full dividends for the current dividend period on all outstanding perpetual preferred shares have been declared or paid, no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders' equity levels.

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

         The perpetual preferred shares are rated "BB-" by Standard & Poor's, "Ba1" by Moody's, "BB+" by Fitch Ratings and "BB" by A.M. Best Company.

Warrants

         In connection with our initial capitalization, we issued Class A Warrants to related parties to purchase an aggregate of 1,550,000 ordinary shares. The aggregate consideration of $0.1 million paid for these Class A Warrants is reflected as additional paid-in capital. In connection with our initial public offering, we issued an aggregate of 1,300,000 Class A Warrants. All Class A Warrants are exercisable at $15.00 per ordinary share, in equal amounts over a three-year period commencing November 1999 and expire in November 2008.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

12.  Shareholders' equity (continued)

         During the year ended December 31, 2003, we issued 200,000 ordinary shares upon the exercise of Class A Warrants and we repurchased 200,000 Class B Warrants for $3.0 million.

         On December 31, 2004, we issued Class C Warrants to the Cypress Entities as discussed above.

         On April 7, 2005, we issued 3,206,431 and 2,170,896, respectively, of Class C Warrants to the Cypress Entities as discussed above. The Class C warrants were subsequently converted into ordinary shares.

         As at December 31, 2005 and 2004, there were 2,650,000 Class A warrants outstanding.

General restrictions

         The holders of the ordinary shares are entitled to receive dividends and are allowed one vote per share subject to certain restrictions in our Memorandum and Articles of Association.

Dividends declared

         Dividends declared on ordinary shares amounted to $9.0 million, $7.1 million and $6.2 million per ordinary share for the years ended December 31, 2005, 2004 and 2003, respectively. Dividends declared on the non-cumulative perpetual preferred shares amounted to $4.8 million for the year ended December 31, 2005.

13.  Taxation

         There is presently no taxation imposed on income or capital gains by the Governments of the Cayman Islands ("domestic") and Bermuda. Our Bermuda companies have been granted an exemption from income, withholding or capital gains taxation in Bermuda until 2016. If any taxation on income or capital gains were enacted in the Cayman Islands, Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have been granted an exemption until 2028; and The Scottish Annuity Company (Cayman) Ltd. has been granted an exemption until 2024. These companies operate in a manner such that they will owe no U.S. tax other than premium excise taxes and withholding taxes on certain investment income. Additionally, we have operations in various jurisdictions around the world including, but not limited to, the United States, the United Kingdom, Ireland and Luxembourg that are subject to relevant taxes in those jurisdictions. Domestic income before income tax for the years ended December 31, 2005, 2004 and 2003 is $173.3 million, $144.7 million and $57.6 million, respectively. Foreign losses before income tax for the years ended December 31, 2005, 2004 and 2003 are $59.6 million, $89.3 million and $19.8 million, respectively. Domestic income tax expense for the years ended December 31, 2005, 2004 and 2003 is $1.8 million, $3.4 million and $0, respectively. Foreign income tax benefit for the years ended December 31, 2005, 2004 and 2003 is $18.2 million, $20.1 million and $11.1 million, respectively. We are not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require us to change the way we operate or become subject to taxes.

         Undistributed earnings of our subsidiaries are considered indefinitely reinvested and, accordingly, no provision for U.S. federal withholding taxes has been provided thereon. Our U.S. subsidiaries are subject to federal, state and local corporate income taxes and other taxes applicable to U.S. corporations. Upon distribution of current

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


13.  Taxation (continued)


or accumulated earnings and profits in the form of dividends or otherwise from our U.S. subsidiaries to us, we would be subject to U.S. withholding taxes at a 30% rate.

         At December 31, 2005, we had net operating loss carry-forwards of approximately $615.5 million (2004 - $129.2 million). $603.1 million are for our U.S. entities that expire in years 2012 through 2025. $12.4 million of the operating loss carry-forward resulted from our U.K. operations and have an unlimited carry-forward period. These net operating loss carry-forwards resulted primarily from our 1999 acquisition of Scottish Re (U.S.), Inc. and from current operations of Scottish Re (U.S.), Inc., Scottish Re Life Corporation, Scottish Holdings, Inc., Orkney Re, Inc and Scottish Re Limited.

         At December 31, 2005, we had an alternative minimum tax carry-forward of approximately $2.4 million. There are no foreign tax credit carry-forwards.

         Significant components of our deferred tax assets and liabilities as of December 31, 2005 and 2004, all of which arise outside of our home country, were as follows:

                                               December 31, 2005       December 31, 2004
                                               -----------------       -----------------
Deferred tax asset:
   Net operating losses .........................      $ 209,520            $  46,268
   Reserves for future policy benefits ..........         60,226               29,029
   Unrealized depreciation on investments .......         12,212                  793
   Intangible assets ............................          8,234                8,933
   Negative proxy deferred acquisition costs ....         10,196               14,025
   Alternative minimum tax credit ...............          2,442                2,318
   Other ........................................         11,667                6,783
                                                        --------             --------
Total deferred tax asset ........................        314,497              108,149
                                                        --------             --------
Deferred tax liability:
   Unrealized appreciation on investments .......              -               (7,478)
   Undistributed earnings of U.K.  subsidiaries .         (3,155)              (4,959)
   Deferred acquisition costs ...................        (52,503)              (9,415)
   Pension liability ............................         (1,134)              (1,068)
   Reserves for future policy benefits ..........       (166,255)             (24,433)
   Present value of in-force ....................        (13,884)             (18,153)
   Other ........................................         (3,662)              (5,465)
                                                        --------             --------
Total deferred tax liability ....................       (240,593)             (70,971)
                                                        --------             --------
Net deferred tax asset before valuation
   allowance.....................................         73,904               37,178

Valuation allowance .............................        (18,451)             (22,148)
                                                        --------             --------
Net deferred tax asset ..........................      $  55,453            $  15,030
                                                        ========             ========

         At December 31, 2005, we believe that it is more likely than not that all gross deferred tax assets will reduce taxes payable in future years except for a valuation allowance of $18.5 million. This valuation allowance is in respect of negative proxy deferred acquisition costs and deferred acquisition costs arising

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


13.  Taxation (continued)

in respect of the acquisition of the ING individual life reinsurance business. This was established as a result of the purchase accounting for the acquisition and therefore was not included in the determination of net income in 2004. We have also established reserves when we believe that certain tax positions are likely to be challenged and we may not fully prevail in overcoming these challenges.


         For the years ended December 31, 2005, 2004 and 2003, we have income tax benefit from operations as follows:

                                   Year Ended       Year Ended      Year Ended
                                  December 31,     December 31,    December 31,
                                     2005             2004            2003
                                   --------         --------        --------
Current tax expense .............  $  3,168         $  8,526        $  1,075
Deferred tax benefit ............   (19,602)         (25,205)        (12,180)
                                   --------         --------        --------
Total tax benefit ...............  $(16,434)        $(16,679)       $(11,105)
                                   ========         ========        ========


         Included in the 2005 tax benefit is a $2.5 million expense related to a write-off of a deferred tax asset related to state income taxes.

         The acquisition of the ING individual life reinsurance business was reflected under U.S. GAAP in accordance with purchase accounting requirements but for taxation was a currently taxable transaction. As a result, approximately $84.0 million of current tax expense in the year ended December 31, 2004 and a corresponding $84.0 million of deferred tax benefit are netted in the income statement and are not reflected in the table above.

         The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2005, 2004 and 2003 is provided below:

                                                              Year Ended        Year Ended        Year Ended
                                                             December 31,      December 31,       December 31,
                                                                 2005              2004               2003
                                                             ============      =============      ============

Expected tax provision at weighted average rate ........       $(20,290)           $(18,313)        $ (8,287)
Negative deferred acquisition costs ....................              -                (934)          (1,427)
Other and state taxes ..................................          3,856               2,568           (1,391)
                                                             ------------      -------------      ------------
Total tax benefit ......................................       $(16,434)           $(16,679)        $(11,105)
                                                             ============      =============      ============

14.  Employee benefit plans

Pension plan

         We provide retirement benefits to the majority of employees, under defined contribution plans. Defined contribution plan expenses totaled $2.5 million, $1.4 million and $1.1 million for the years ended December 31,

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

14.  Employee benefit plans (continued)

2005, 2004 and 2003, respectively. In 2002, pension benefits were provided to Scottish Re Holdings Limited employees under a defined benefit pension plan. During 2003, we established a defined contribution plan for Scottish Re Holdings Limited. New employees in 2003 joined this plan and a number of employees transferred from the defined benefit scheme to the defined contribution scheme. A small number of employees remain in the defined benefit plan and, additionally, there are preserved benefits for some transferees and some ex-employees in the defined benefit plan. As at December 31, 2005, the fair value of the defined benefit pension plan assets were approximately $11.3 million and the benefit obligation was approximately $10.5 million.

401(k) plan

         We sponsor a 401(k) plan in the U.S. in which employee contributions on a pre-tax basis are supplemented by matching contributions. These contributions are invested, at the election of the employee, in one or more investment portfolios. Expenses for the plan amounted to $1.2 million, $0.6 million and $0.5 million, in the years ended December 31, 2005, 2004 and 2003, respectively.

Stock based incentive compensation plans

         We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Option Plans"). The Option Plans allow us to grant non-statutory options, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Option Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all granted options issued prior to December 31, 2001 become exercisable in three equal annual installments, except for grants to directors, which are fully exercisable on the date of grant. All options granted between January 1, 2002 and May 4, 2004, will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants to each director, which are fully exercisable on the date of grant. All options issued after May 5, 2004, become exercisable in three equal annual installments commencing on the first anniversary of the grant date, except for grants to directors, which are fully exercisable on the date of grant. Total options authorized under the Plans are 3,750,000.

         At our Annual General Meeting held on May 5, 2004, our shareholders approved the equity incentive compensation plan ("2004 ECP"). This plan allows us to grant non-statutory options and restricted share units, subject to certain restrictions, to certain eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the discretion of our Compensation Committee, option grants after the first year of the 2004 ECP or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in three equal installments commencing on the first anniversary of the grant date., except for grants to directors, which are fully exercisable on the date of grant Total options authorized under the 2004 ECP are 750,000. In addition, 1,000,000 restricted shares units have been authorized under the 2004 ECP of which at least 750,000 will vest based on achievement of certain performance goals. The performance measures that must be met for vesting to occur are established at the beginning of each three year performance period. Depending on the performance, the actual amount of restricted share units could range from 0% to 100%. The remaining 250,000 restricted share units may be issued without performance goals.

         During the year ended December 31, 2005 and 2004, we issued 589,000 units and 95,700 units, respectively, under the terms of the 2004 ECP. The issuance of these restricted share units resulted in a charge to income of $2.9 million and $0.3 million for the years ended December 31, 2005 and 2004, respectively.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

14.  Employee benefits plans (continued)

         Option activity under all Option Plans and the 2004 ECP is as follows:

                                                   Year Ended             Year Ended              Year Ended
                                                December 31, 2005      December 31, 2004       December 31, 2003
                                               -------------------    -------------------     -------------------
Outstanding, beginning of year............          2,491,236              3,086,651               3,398,103
Granted...................................            631,001                253,000                 180,000
Exercised.................................           (422,867)              (749,551)               (425,955)
Cancelled.................................           (113,133)               (98,864)                (65,497)
                                               -------------------    -------------------     -------------------
Outstanding, end of year..................          2,586,237              2,491,236               3,086,651
                                               ===================    ===================     ===================

Options exercisable.......................          1,589,703              1,798,936               2,232,170
                                               ===================    ===================     ===================
Weighted average exercise price per share:
Granted...................................     $         25.5068      $         23.5164       $         18.2515
Exercised.................................     $         12.6811      $         11.1209       $         10.7494
Cancelled.................................     $         21.6711      $         17.9752       $         18.2339
Outstanding, end of year..................     $         17.5411      $         14.8860       $         13.3634
Options exercisable.......................     $         14.0025      $         12.9632       $         11.7862

         Summary of options outstanding at December 31, 2005:


                                                    Options                                  Options
                                                 Outstanding                               Exercisable
                                  ------------------------------------------ -----------------------------------------
                                                                Weighted                                  Weighted
                                                   Weighted      Average                   Weighted       Average
                                     Number of     Average      Remaining     Number of    Average       Remaining
 Year of         Range of             Shares      Exercise     Contractual      Shares     Exercise     Contractual
  Grant       Exercise Prices       Outstanding     Price         Life       Exercisable     Price          Life
---------   -------------------    -------------  ----------   ------------  -----------  ----------    ------------
    1998              $15.0000        353,336     $15.0000           2.92       353,336    $15.0000            2.92
    1999      $8.0625-$15.0000        172,100     $11.8183           2.33       172,100    $11.8183            2.33
    2000      $7.7500-$ 9.0000        385,000      $8.1792           4.25       385,000     $8.1792            4.25
    2001      $7.0000-$18.7600        277,500     $14.6419           4.47       277,500    $14.6419            4.47
    2002     $15.5000-$21.5100        490,300     $17.9820           6.18       295,500    $18.0973            6.17
    2003     $17.4700-$17.7500         94,000     $17.6830           6.81        22,000    $17.6164            6.45
    2004     $21.7000-$23.8700        198,000     $23.4199           8.35        74,267    $23.2059            8.40
    2005     $22.5000-$26.1030        616,001     $25.4923           9.30        10,000    $25.5000            9.01
            -------------------    -------------  ----------   ------------  -----------  ----------    ------------
              $7.0000-$26.1030      2,586,237     $17.5411           5.94     1,589,703    $14.0025            5.94
            ===================    =============  ==========   ============  ===========  ==========    ============

         The fair value for the options was estimated at the date of grant using the Black-Scholes option-pricing model with the following assumptions:


                                                                          2005                2004               2003
                                                                     -------------      --------------     ---------------
Expected dividend yield........................................           0.77%          0.77% - 0.82%      1.00% - 0.82%
Risk free interest rate........................................       3.43% - 4.59%      1.06% - 4.77%      1.06% - 4.44%
Expected life of options.......................................          7 years            7 years            7 years
Expected volatility............................................            0.4                0.4                0.4

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005


14.  Employee benefits plans (continued)

         The weighted average fair value of options granted in each year is as follows:

                                                                      Year Ended       Year Ended        Year Ended
                                                                     December 31,     December 31,      December 31,
                                                                         2005             2004              2003
                                                                    -------------    --------------   ---------------
Weighted average exercise price for all options                     $   17.5411      $   14.8860      $   13.3634
Discounted exercise price......................................     $         -      $         -      $         -
Market price exercise price....................................     $   11.7960      $    7.6581      $    6.8170
Premium exercise price.........................................     $   25.9541      $   23.8700      $         -


         The weighted average fair value of restricted share units granted in each year is as follows:

                                                                      Year Ended       Year Ended        Year Ended
                                                                     December 31,     December 31,      December 31,
                                                                         2005             2004              2003
                                                                    -------------    --------------   ---------------
Restricted share units (number of shares)......................         589,000           95,700                -
Weighted average market price at time of grant.................     $   24.2270      $   21.7572      $         -

         Option plans approved by shareholders are as follows:

                                                                    Option Plans    Option Plans not
                                                                    Approved by        Approved by    Total Option
                                                                    Shareholders      Shareholders       Plans
                                                                    -------------   ----------------  ------------
Outstanding..................................................        2,088,737             497,500      2,586,237
Weighted average exercise price..............................         $18.1977            $14.7841       $17.5411
Available for future issuance................................          440,029              59,225        499,254

         Pro forma information regarding net income and earnings per share is required by SFAS No. 148, and has been determined as if we accounted for all the employee stock options under the fair value method of that Statement.

         For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. The Black-Scholes and pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility, dividend yield, risk free interest rate and expected life (in years). Because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005



14.  Employee benefits plans (coninued)

         Our pro forma information is as follows:

                                                                       Year Ended        Year Ended       Year Ended
                                                                       December 31,     December 31,     December 31,
                                                                           2005             2004              2003
                                                                      -------------    --------------   ---------------

Net income available to ordinary shareholders as reported............   $  125,439      $    71,391       $   27,281

Stock-based employee compensation cost, net of related tax effects,
   included in the determination of net income as reported...........        5,377              843              207

Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income
   if the fair value based method had been applied to all awards.....       (6,010)          (1,448)          (2,384)
                                                                      -------------    --------------   ---------------
Net income available to ordinary shareholders - pro forma............    $ 124,806      $    70,786       $   25,104
                                                                      =============    ==============   ===============

                                                                       Year Ended        Year Ended       Year Ended
                                                                       December 31,     December 31,     December 31,
                                                                           2005             2004              2003
                                                                      -------------    --------------   ---------------
Basic net income per share - as reported.............................  $     2.86      $     1.99       $     0.89
Basic net income per share - pro forma...............................  $     2.85      $     1.98       $     0.82
Diluted net income per share - as reported...........................  $     2.64      $     1.90       $     0.85
Diluted net income per share - pro forma.............................  $     2.63      $     1.89       $     0.78

         As of December 31, 2005, 63,334 options were outstanding in respect of non-employees (2004 - 133,334; 2003 - 160,501).


15.  Statutory requirements and dividend restrictions

         Our insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including
Bermuda, the Cayman Islands, the United States and the United Kingdom. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

         The difference between financial statements prepared for insurance regulatory authorities and statements prepared in accordance with GAAP vary by jurisdiction; however the primary difference is that financial statements prepared for insurance regulatory authorities do not reflect deferred acquisition costs, deferred income tax net assets, intangible assets and unrealized appreciation (depreciation) on investments.

         Our Bermuda insurance companies are required to maintain a minimum capital of $0.25 million. There are no statutory restrictions on the payment of dividends from retained earnings by any of the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries.

         Under The Insurance Law of the Cayman Islands, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million. There are no statutory restrictions on the payment of dividends from retained earnings by any of the

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

15.  Statutory requirements and dividend restrictions (continued)

Cayman subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Cayman subsidiaries.

         Our United States subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. The NAIC prescribes risk-based capital ("RBC") requirements for U.S. domiciled life and health insurance companies. As of December 31, 2005 and 2004, Scottish Re (U.S.), Inc., Scottish Re Life Corporation and Orkney Re, Inc. exceeded all minimum RBC requirements. The maximum amount of dividends that can be paid by Scottish Re (U.S.), Inc. and Scottish Re Life Corporation (Delaware domiciled insurance companies) and Orkney Re, Inc. (South Carolina domicile) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory surplus as of December 31 of the preceding year not exceeding earned surplus. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2006, Scottish Re (U.S.), Inc. and Orkney Re, Inc. could not pay dividends without prior approval of the Insurance Commissioner. As of January 1, 2006, Scottish Re Life Corporation could pay maximum dividends, without prior approval, of approximately $7.4 million.

         The following table presents selected statutory financial information for our primary life reinsurance legal entities, as of or for the years ended December 31, 2005, 2004 and 2003:

                                                 Statutory capital &                      Statutory net
                                                       surplus                         earned income (loss)
                                           --------------------------------   ---------------------------------------
                                                2005              2004           2005          2004          2003
                                           ------------      --------------   -----------   -----------   ------------
Scottish Re (U.S.), Inc. ...........        $   229,839        $ 227,864       $ (207,001)   $  (25,573)   $ (110,163)
Scottish Re Life Corporation .......             74,332           68,587            8,757       (68,517)        -
Scottish Re Limited ................             67,600           78,700          (15,747)      $(6,597)          407


         In connection with the Insurance Companies Act 1982 of the United Kingdom, Scottish Re Limited is required to maintain statutory minimum net capital of approximately $48.0 million at December 31, 2005 (December 31, 2004 - $65.4 million).

         Scottish Re (Dublin) Limited is required by the Irish Financial Services Regulatory Authority to maintain a minimum level of paid up share capital. There are currently no statutory or regulatory restrictions on the ability of Scottish Re (Dublin) Limited to make dividend payments from profits available for distribution within the meaning of the Companies (Amendment) Act, 1983.


16.  Reinsurance

         Premiums earned are analyzed as follows:

                                                   Year ended             Year ended                Year ended
                                                December 31, 2005      December 31, 2004         December 31, 2003
                                               -------------------    -------------------       -------------------
Premiums assumed.........................      $     2,155,279         $      827,082            $    426,106
Premiums ceded............................            (221,349)              (237,637)                (35,452)
                                               -------------------    -------------------       -------------------
Premiums earned...........................     $     1,933,930         $      589,445            $    390,654
                                               ===================    ===================       ===================

         Claims and other policy benefits are net of reinsurance recoveries of $158.9 million, $144.5 million and $21.4 million during the years ended December 31, 2005, 2004 and 2003, respectively.

         At December 31, 2005 and 2004, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 1% of total assets.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

17.  Business segments

         The accounting policies of our segments are the same as those described in the Summary of Significant Accounting Policies in Note 2. We measure segment performance primarily based on income or loss before income taxes. Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:

                                                           Year Ended December 31, 2005
                                           --------------------------------------------------------------
                                               Life
                                            Reinsurance          Life
                                               North         Reinsurance       Corporate
                                              America       International      and Other        Total
                                            -------------  ---------------   -------------   ------------
Premiums earned, net.....................     $ 1,814,875      $  119,055     $          -     $1,933,930
Investment income, net...................         341,539          11,488            2,810        355,837
Fee income...............................           9,233               -            3,083         12,316
Realized gains ..........................           1,121           1,263            1,354          3,738
Change in value of embedded derivative,
   net...................................         (8,492)               -                -        (8,492)
                                            -------------  ---------------   -------------   ------------
   Total revenues........................       2,158,276         131,806            7,247      2,297,329
                                            -------------  ---------------   -------------   ------------

Claims and other policy benefits.........       1,365,599          76,906                -      1,442,505
Interest credited to interest sensitive
   contract liabilities..................         132,968               -                -        132,968
Acquisition costs and other insurance
   expenses, net.........................         400,992          20,722            2,061        423,775
Operating expenses.......................          48,849          25,276           41,448        115,573
Collateral finance facilities expense              43,113               -            5,033         48,146
Interest expense.........................          10,823               -            9,915         20,738
                                            -------------  ---------------   -------------   ------------
   Total benefits and expenses...........       2,002,344         122,904           58,457      2,183,705
                                            -------------  ---------------   -------------   ------------

 Income (loss) before income taxes and
   minority interest.....................      $  155,932       $   8,902       $ (51,210)      $ 113,624
                                            =============  ===============   =============   ============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

17.  Business segments (continued)

                                                           Year Ended December 31, 2004
                                           --------------------------------------------------------------
                                               Life
                                            Reinsurance          Life
                                               North         Reinsurance       Corporate
                                              America       International      and Other        Total
                                            -------------  ---------------   -------------   ------------
Premiums earned, net.....................   $     466,927  $     122,518     $         -    $  589,445
Investment income, net...................         206,009         10,023           1,106       217,138
Fee income...............................           7,867              -           3,680        11,547
Realized gains (losses) .................          (7,974)         1,685          (2,015)       (8,304)
Change in value of embedded derivative,
   net...................................           4,561              -               -         4,561
                                            -------------  -------------     -------------   ------------
   Total revenues........................         677,390        134,226           2,771       814,387
                                            -------------  -------------     -------------   ------------
Claims and other policy benefits.........         344,319         81,646               -       425,965
Interest credited to interest sensitive
   contract liabilities..................         106,525              -               -       106,525
Acquisition costs and other insurance
   expenses, net.........................         131,658         17,634           2,113       151,405
Operating expenses.......................          18,408         18,798          17,452        54,658
Collateral finance facilities expense               2,724              -               -         2,724
Interest expense.........................           4,605              -           8,411        13,016
Due diligence costs......................               -              -           4,643         4,643
                                            -------------  -------------     -------------   ------------
   Total benefits and expenses...........         608,239        118,078          32,619       758,936
                                            -------------  -------------     -------------   ------------
Income (loss) before income taxes and
   minority interest.....................   $      69,151  $      16,148     $   (29,848)    $  55,451
                                            =============  =============     =============   ============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

17.  Business segments (continued)

                                                           Year Ended December 31, 2003
                                           --------------------------------------------------------------
                                               Life
                                            Reinsurance          Life
                                               North         Reinsurance       Corporate
                                              America       International      and Other        Total
                                           --------------  ---------------   -------------   ------------
Premiums earned, net.....................   $     229,796  $       160,858   $         -      $   390,654
Investment income, net...................         135,731            7,537         4,760          148,028
Fee income...............................           4,067                -         3,840            7,907
Realized gains (losses)..................          (6,124)             548         1,128           (4,448)
Change in value of embedded
   derivative, net.......................          13,904                -             -           13,904
                                           --------------  ---------------   -------------   ------------
   Total revenues........................         377,374          168,943         9,728          556,045
                                           --------------  ---------------   -------------   ------------

Claims and other policy benefits.........         171,711          104,176             -          275,887
Interest credited to interest sensitive
   contract liabilities..................          89,156                -             -           89,156
Acquisition costs and other insurance
   expenses, net.........................          82,682           29,733         2,263          114,678
Operating expenses.......................           8,646           11,518        10,857           31,021
Interest expense.........................           1,109                -         6,448            7,557
                                           --------------  ---------------   -------------   ------------
   Total benefits and expenses...........         353,304          145,427        19,568          518,299
                                           --------------  ---------------   -------------   ------------

Income (loss) before income taxes and
   minority interest.....................   $      24,070  $        23,516   $    (9,840)     $    37,746
                                           ==============  ===============   =============   ============

         Capital expenditures of each reporting segment were not material in the periods noted.

         Revenues from transactions with a single external customer did not amount to 10% or more of our revenues.

Assets                                               December 31, 2005    December 31, 2004
                                                    ------------------   -------------------
Life Reinsurance:
         North America..........................     $     10,472,863        $    7,560,937
         International..........................              460,888               396,219
                                                    ------------------   -------------------
Total Life Reinsurance..........................           10,933,751             7,957,156
Corporate and Other.............................            1,072,369               995,081
                                                    ------------------   -------------------
Total...........................................     $     12,006,120        $    8,952,237
                                                    ==================   ===================

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005



18.  Earnings per ordinary share

         The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                    Year Ended        Year Ended       Year Ended
                                                    December 31,     December 31,     December 31,
                                                        2005             2004              2003
                                                   -------------    --------------   ---------------
Numerator:
Net income..................................       $     130,197    $     71,391      $      27,281
Dividend declared on non-cumulative
   perpetual preferred shares...............             (4,758)               -                  -
                                                   -------------    --------------   ---------------

Net income available to ordinary
   shareholders.............................       $     125,439    $     71,391      $      27,281
                                                   =============    ==============   ===============
Denominator:
Denominatorfor basic earnings per ordinary
   share
Weighted average number of ordinary shares..          43,838,261      35,732,522        30,652,719
Effect of dilutive securities
   - Stock options and restricted stock.....             661,693         634,562           885,552
   - Warrants...............................           2,237,663         885,363           689,730
   - 4.5% Convertible Notes and Hybrid
       Capital Units........................             793,499         255,845                 -
                                                   -------------    --------------   ---------------
Denominator for dilutive earnings per
   ordinary share...........................          47,531,116      37,508,292        32,228,001
                                                   =============    ==============   ===============
Basic earnings per ordinary share:
     Income from continuing operations (1).......  $        2.86    $       2.00      $       1.59
     Cumulative effect of change in accounting
       principle.................................              -               -             (0.64)
     Discontinued operations.....................              -           (0.01)            (0.06)
                                                   -------------    --------------   ---------------
     Net income available to ordinary
       shareholders.............................   $        2.86    $       1.99      $       0.89
                                                   =============    ==============   ===============
Diluted earnings per ordinary share:
     Income from continuing operations (1).......  $        2.64    $       1.91      $       1.51
     Cumulative effect of change in  accounting
       principle.................................              -               -             (0.60)
     Discontinued operations.....................              -           (0.01)            (0.06)
                                                   -------------    --------------   ---------------
     Net income available to ordinary
        shareholders.............................  $        2.64    $       1.90      $       0.85
                                                   =============    ==============   ===============


(1) Reflects reduction for dividends declared on non-cumulative perpetual preferred shares.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

19.  Commitments and contingencies


Derivative instruments

         We do not invest in derivatives for speculative purposes and our use of derivatives has not been significant to our financial position. We maintain investments in derivative instruments such as interest rate swaps and foreign currency forward contracts for which the primary purposes are to manage duration or interest rate sensitivity and foreign currency exposure. We currently record changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations in accordance with SFAS No. 133.


         By using derivative instruments, we are exposed to credit and market risk. If the counterparty fails to perform, credit risk is equal to the extent of the fair value gain in the derivative. When the fair value of a derivative contract is positive, this generally indicates that the counterparty owes us and, therefore, creates a payment risk to us. When the fair value of a derivative contract is negative, we owe the counterparty and therefore we have no payment risk. We minimize the credit (or payment) risk in derivative instruments by entering into transactions with high quality counterparties that are reviewed regularly by us.

         During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This derivative has not been designated as a hedge. The fair value of the swap at December 31, 2005 was a positive $1.3 million. The change in fair value was a gain of $2.2 million and has been included in realized gains (losses) in the consolidated statements of income.

         During 2004, we entered into interest rate swaps with varying notional amounts and maturities, which have been designated as hedges of the variable interest cash flows of four of the trust preferred debt issuances described in
Note 10. These interest rate swaps require us to pay fixed rate interest in exchange for variable rate interest, based on a fixed notional, until the maturity of the contract, and have been used to eliminate interest rate risk from the hedged portions of our long term debt. The notional amounts, reset periods, variable interest rates and maturities of the interest rate swaps match the terms of the cash flows of the debt they have been designated to hedge and therefore the interest rate swaps are considered to be fully effective as required by SFAS No. 133. The gain on the interest rate swaps for the year of $0.2 million has been included in interest expense for 2004.


Lease commitments

         We lease office space in the countries in which we conduct business under operating leases that expire at various dates through 2023. Total rent expense with respect to these operating leases for the years ended December 31, 2005, 2004 and 2003 were approximately $3.2 million, $1.9 million and $1.7 million, respectively.

         Future minimum lease payments under the leases are expected to be:

Year ending December 31
2006....................................................             $3,186
2007....................................................              3,187
2008....................................................              3,231
2009....................................................              3,246
2010....................................................              2,568
Thereafter..............................................             22,657
                                                                    -------
Total future lease commitments..........................            $38,075
                                                                    =======

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

19.  Commitments and contingencies (continued)

Concentrations of credit risk

         The creditworthiness of a counterparty is evaluated by us, taking into account credit ratings assigned by rating agencies. The credit approval process involves an assessment of factors including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at our discretion, on certain transactions based on the creditworthiness of the counterparty.

         The areas where significant concentrations of credit risk may exist include amounts recoverable from reinsurers and reinsurance balances receivable (collectively "reinsurance assets"), investments and cash and cash equivalent balances. Our reinsurance assets at December 31, 2005 amounted to $0.9 billion and resulted from reinsurance arrangements in the normal course of our operations. A credit exposure exists with respect to reinsurance assets as they may become uncollectible. We manage our credit risk in our reinsurance relationships by transacting with reinsurers that we consider financially sound, and if necessary, we may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.


Legal proceedings

         In the normal course of our business, we are occasionally involved in litigation. The ultimate disposition of such litigation is not expected to have a material adverse effect on our financial condition, liquidity or results of operations.

         The attorneys general and the insurance departments of New York and numerous other states have announced investigations of insurance broker compensation arrangements, bid-rigging and other practices within the insurance industry, and may propose changes in the regulation of broker compensation arrangements and disclosure. Some regulators have also announced investigations into proper uses of finite reinsurance. We received a letter of inquiry from the Delaware Department of Insurance in November 2004 as part of its review of Delaware domestic insurance companies and their arrangements and dealings with producers acting as brokers to which we responded in November 2004. We have not been contacted by any other government agency (including through receipt of a subpoena) in connection with these investigations. It is impossible to predict the outcomes of these investigations, whether they will expand into other industry practices not yet contemplated, whether they will result in changes in insurance regulation or practices, or the impact, if any, of this increased regulatory scrutiny of the insurance industry on us or on the liquidity or trading prices of the ordinary shares.

Government subpoenas

         We have received separate subpoenas from the staff of the SEC and the Permanent Subcommittee on Investigations of the United States Senate Committee on Homeland Security and Governmental Affairs ("PSI"). The SEC subpoena seeks documents and other information regarding transactions and trading involving our securities by certain former officers and directors of Scottish Re (each of whom left those positions by mid-year 2001), by certain of our original shareholders of Scottish Re, and by our current Chairman. The PSI subpoena is in connection with the PSI's general review of compliance with anti-money laundering, tax and securities laws and regulations related to financial transactions by individuals and domestic and offshore entities. The PSI subpoena seeks documents regarding our formation of Scottish Re, certain wealth management products and transactions

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

19.  Commitments and contingencies (continued)

involving the individuals mentioned above. We are fully cooperating with these inquiries. While it is premature for us to assess the scope or any potential outcome to us of these inquiries, including any potential enforcement actions involving us, these inquiries may result in negative publicity and could have an adverse affect on us.

Mediation

         On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at December 31, 2005. Mediation is tentatively scheduled to begin on March 30, 2006.

Tax matters

         We are a Cayman Islands corporation and certain of our non-U.S.-based insurance and reinsurance subsidiaries (non-U.S. subsidiaries) have not paid or provided for U.S. corporate income taxes (except certain withholding taxes) on the basis that they are not engaged in a trade or business in the U.S. or otherwise subject to taxation in the U.S. However, because definitive identification of activities which constitute being engaged in a trade or business in the U.S. is not provided by the Internal Revenue Code of 1986, regulations or court decisions, there can be no assurance that the Internal Revenue Service ("IRS") will not contend that we or our non-U.S. subsidiaries are engaged in a U.S. trade or business or otherwise subject to taxation. If we and our non-U.S. subsidiaries were considered to be engaged in a trade or business in the U.S., we or such subsidiaries could be subject to U.S. tax at regular corporate tax rates on its taxable income, if any, that is effectively connected with such U.S. trade or business plus an additional 30 percent "branch profits" tax on such income remaining, if any, after the regular corporate taxes, in which case there could be a significant adverse effect on our results of operations and financial condition. We and our non-U.S. subsidiaries do not file U.S. income tax returns reporting income subject to U.S. income tax since we and they do not conduct business within the U.S. However, we and some of our non-U.S. subsidiaries have filed protective tax returns, reporting no U.S. income to preserve the ability to deduct our and their ordinary and necessary business expenses should the IRS successfully contend that a portion of their income is subject to a net income tax in the U.S.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

19.  Commitments and contingencies (continued)

         Directors and Officers


         We indemnify our directors and officers as provided in our charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, we do not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

20.  Quarterly financial data (Unaudited)

         Quarterly financial data for the year ended December 31, 2005 is as follows:

                                                                                    Quarter Ended
                                                           --------------------------------------------------------------
                                                              December 31      September 30      June 30       March 31
                                                           ---------------    --------------    ----------    -----------
Total revenue..........................................     $   674,980        $   563,741      $  502,046     $ 556,562
Income (loss) from continuing operations before income
    taxes and minority interest........................          59,153             27,846          (6,798)       33,423
Net income.............................................          60,776             34,410           1,591        33,420

Dividend declared on non-cumulative perpetual preferred
    shares.............................................          (2,266)            (2,492)              -             -
                                                            -----------        -----------      -----------   ----------
Net income available to ordinary shareholders..........     $    58,510        $    31,918      $     1,591    $  33,420
Basic earnings per ordinary share......................     $      1.26        $      0.70      $      0.04    $    0.84
Diluted earnings per ordinary share....................     $      1.18        $      0.66      $      0.03    $    0.74

         Quarterly financial data for the year ended December 31, 2004 is as follows:

                                                                                  Quarter Ended
                                                           --------------------------------------------------------------
                                                              December 31      September 30       June 30      March 31
                                                           ---------------    --------------    ----------    ---------

Total revenue..........................................     $    211,113       $    195,421     $   228,421    $ 179,432
Income from continuing operations before income taxes and         10,968              6,194          26,970       11,319
    minority interest..................................
Income from continuing operations......................           21,254             11,578          28,671       10,096
Net income.............................................           21,046             11,578          28,671       10,096
Basic earnings per ordinary share......................     $       0.58       $       0.32     $      0.80    $    0.29
Diluted earnings per ordinary share....................     $       0.56       $       0.31     $      0.77    $    0.27


         Revenues for the first, second and third quarters of 2005 differ from amounts included in our respective Quarterly Reports on Form 10-Q filed during 2005 due to a change in presentation of experience refunds. In 2005, $1.6 million, $1.7 million and ($2.2. million) of experience refunds were netted against "Acquisition costs and other insurance expenses" in the first, second and third quarters, respectively, but were reclassified to "Premiums earned" beginning in the fourth quarter of 2005. In 2004, revenues for the first, second, third and fourth quarters differ from amounts included in our respective Quarterly Reports on Form 10-Q filed during 2004. In 2004, ($0.3 million), ($1.5 million), ($0.3 million), and ($0.5 million) of experience refunds were

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2005

20. Quarterly financial data (Unaudited) (continued)

netted against "Acquisition costs and other insurance expenses" in the first, second, third and fourth quarters, respectively, but were reclassified to "Premiums earned".

         Computations of results per share for each quarter are made independently of results per share for the year. Due to rounding and transactions affecting the weighted average number of shares outstanding in each quarter, the sum quarterly results per share does not equal results per share for the year.

Schedule                                                                Page
I   Summary of Investments.........................................      146
II  Condensed Financial Information................................      147
III Supplementary Insurance Information............................      149
IV  Reinsurance....................................................      150
V   Valuation and Qualifying Accounts..............................      152

All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

                            SCOTTISH RE GROUP LIMITED
 SCHEDULE 1 - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2005
                (Expressed in Thousands of United States Dollars)

                                                               Year Ended
                                                            December 31, 2005             Amount at
                                                       ----------------------------      which shown
                                                        Amortized           Market         in the
                                                           Cost             Value       Balance Sheet
                                                       -------------   -------------    -------------
Type of investment:
Fixed maturities

U.S. Treasury securities and U.S. government agency
  obligations.......................................... $     48,519    $     47,918     $    47,918
Corporate securities ..................................    2,067,781       2,056,974       2,056,974
Municipal bonds........................................       37,826          37,639          37,639
Mortgage or asset backed securities ...................    3,169,362       3,150,064       3,150,064
                                                       -------------   -------------    ------------
Total fixed maturities.................................    5,323,488       5,292,595       5,292,595
                                                       -------------   -------------    ------------

Preferred stock........................................      137,271         133,804         133,804
Cash and cash equivalents..............................    1,420,205       1,420,205       1,420,205
Other investments......................................       54,619          54,619          54,619
Funds withheld at interest.............................    2,399,664       2,437,310       2,597,416
                                                       -------------   -------------    ------------
Total investments, cash and cash equivalents...........  $ 9,335,247     $ 9,338,533     $ 9,498,639
                                                       =============   =============    ============

                            SCOTTISH RE GROUP LIMITED
                  SCHEDULE II - CONDENSED FINANCIAL INFORMATION
                (Expressed in Thousands of United States Dollars)


 UNCONSOLIDATED CONDENSED BALANCE SHEETS
                                                                                  December 31,      December 31,
Assets                                                                                2005              2004
                                                                                 ---------------   --------------
  Investment in subsidiaries on equity basis.................................       $ 1,534,544     $ 1,144,035
  Cash and cash equivalents..................................................            52,859           2,358
  Other assets...............................................................            14,155          35,882
                                                                                 ---------------   --------------
  Total assets...............................................................       $ 1,601,558     $ 1,182,275
                                                                                 ===============   ==============
Liabilities
  Accounts payable and other liabilities.....................................       $    71,789     $    20,870
  7.00% Convertible Junior Subordinated Notes................................                 -          41,282
  Long term debt.............................................................           115,000         115,000
  Mezzanine equity...........................................................           143,057         142,449
  Total shareholders' equity.................................................         1,271,712         862,674
                                                                                 ---------------   --------------
  Total liabilities, minority interest, mezzanine equity and shareholders'
   equity....................................................................       $ 1,601,558     $ 1,182,275
                                                                                 ===============   ==============

UNCONSOLIDATED CONDENSED STATEMENTS OF INCOME
                                                                 Year Ended         Year Ended         Year Ended
                                                              December 31, 2005  December 31, 2004  December 31, 2003
                                                              -----------------  -----------------  -----------------
Revenues.................................................
Investment income, net...................................     $         12,562    $        4,453      $       3,160
Net realized gains (losses)..............................                  (16)               58                (22)
Other income (loss), net of operating expenses ..........               (1,155)            5,356             22,519
Interest expense.........................................               (9,728)           (8,198)            (6,074)
Income tax expense.......................................                   (9)             (119)                 -
                                                              -----------------  -----------------  -----------------
Income before undistributed earnings of subsidiaries.....                1,654             1,550             19,583
Equity in earnings of subsidiaries.......................
                                                                       128,543            69,841              7,698
                                                              -----------------  -----------------  -----------------
Net income...............................................      $       130,197    $       71,391      $      27,281
                                                              =================  =================  =================

UNCONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                                  Year Ended         Year Ended          Year Ended
                                                               December 31, 2005  December 31, 2004  December 31, 2003
                                                              -----------------  -----------------  -----------------
Operating activities
Net income................................................     $       130,197    $        71,391     $      27,281
Equity in earnings of subsidiaries........................            (128,543)           (69,841)           (7,698)
Other ....................................................              77,748            (10,622)           10,872
                                                              -----------------  -----------------  -----------------
     Net cash provided by (used in) operating activities..              79,402             (9,072)           30,455
                                                              -----------------  -----------------  -----------------

Investing activities
Proceeds from sales of fixed maturity investments.........                   -              1,546              4642
Capital contributions to subsidiaries.....................            (303,559)          (170,624)         (313,833)
                                                              -----------------  -----------------  -----------------
     Net cash used in investing activities................            (303,559)          (169,078)         (309,191)
                                                              -----------------  -----------------  -----------------
Financing activities
Net proceeds from issuance of ordinary shares and warrants             165,704            135,335           187,666
Repurchase of ordinary shares and warrants................                   -                  -           (31,581)
Net proceeds from issuance of perpetual preferred shares..             120,436                  -                 -
Net proceeds from issuance of notes payable to buy Cypress
     Entities.............................................                   -             41,282                 -
Net funds received on issuance of HyCUs...................                   -                  -            138,223
Dividends paid on non-cumulative perpetual preferred shares             (2,492)                 -                  -
Dividends paid on ordinary shares.........................              (8,989)            (7,147)           (6,217)
                                                              -----------------  -----------------  -----------------
      Net cash provided by financing activities...........             274,659            169,470           288,091
                                                              -----------------  -----------------  -----------------




                            SCOTTISH RE GROUP LIMITED
            SCHEDULE II - CONDENSED FINANCIAL INFORMATION (CONTINUED)
                (Expressed in Thousands of United States Dollars)

Net change in cash and cash equivalents...................              50,502             (8,680)            9,355
Cash and cash equivalents, beginning of year..............               2,358             11,038             1,683
                                                              -----------------  -----------------  -----------------
Cash and cash equivalents, end of year....................      $       52,860    $         2,358     $      11,038
                                                              =================  =================  =================

                            SCOTTISH RE GROUP LIMITED
               SCHEDULE III - SUPPLEMENTARY INSURANCE INFORMATION
                (Expressed in Thousands of United States Dollars)

                                                                   Year Ended December 31, 2005
                           --------------------------------------------------------------------------------------------------------
                                                                                           Benefits,
                                            Future policy                                   claims,       Amortization
                             Deferred   benefits, and Interest                 Net         losses and      of deferred     Other
                           acquisition    sensitive contract    Premium     investment     settlement      acquisition   operating
Segment                       costs         liabilities        revenue (1)    income        expenses*         costs        costs
                           ------------   ------------------  ------------  ------------   ------------   -------------  ----------
Life Reinsurance North
  America................. $    575,124      $ 7,168,143      $ 1,814,875   $ 341,539      $ 1,498,567      $ 50,847     $ 452,930
Life Reinsurance
   International..........        8,147          216,652          119,055      11,488           76,906        17,232        28,766
Corporate and Other.......       11,312                -                -       2,810                -           827        57,630
                           ------------   --------------      ------------  ----------     ------------   -----------    ----------
Total..................... $    594,583      $ 7,384,795      $ 1,933,930   $ 355,837      $ 1,575,473      $ 68,906     $ 539,326
                           ============   ==============      ============  ==========     ============   ===========    ==========


                                                                    Year Ended December 31, 2004
                           --------------------------------------------------------------------------------------------------------
                                                                                           Benefits,
                                            Future policy                                   claims,       Amortization
                             Deferred   benefits and Interest                  Net         losses and      of deferred     Other
                           acquisition   sensitive contract     Premium     investment     settlement      acquisition   operating
Segment                       costs         liabilities        revenue (1)    income        expenses*         costs        costs
                           ------------   ------------------  ------------  ------------   ------------   -------------  ----------
Life Reinsurance North
   America...............  $ 399,056         $  6,260,282     $   466,927   $ 206,009      $ 450,844        $ 66,864     $  90,531
Life Reinsurance
   International.........      6,077              222,880         122,518      10,023         81,646          12,577        23,855
Corporate and Other......     12,173                    -               -       1,106              -             794        31,825
                           ---------      ---------------     ------------  ----------     ----------     -----------    ----------
Total....................  $ 417,306         $  6,483,162     $   589,445   $ 217,138      $ 532,490        $ 80,235     $ 146,211
                           =========      ===============     ============  ==========     ==========     ===========    ==========


                                                        Year Ended December 31, 2003
                                ----------------------------------------------------------------------------
                                                                Benefits,
                                                                 claims,      Amortization
                                                    Net        losses and      of deferred        Other
                                   Premium      investment     settlement      acquisition      operating
Segment                          revenue (1)      income        expenses          costs           costs
                                 -----------     ----------    -----------    -------------    -----------
Life Reinsurance North
     America...................   $ 229,796       $135,731      $ 260,867          $51,461      $ 40,976
Life Reinsurance
     International.............     160,858          7,537        104,176           22,074        19,177
Corporate and Other............           -          4,760              -              704        18,864
                                 -----------     ----------    -----------    -------------    -----------
Total..........................   $ 390,654       $148,028      $ 365,043          $74,239       $79,017
                                 ===========     ==========    ===========    =============    ===========


     1) Certain reclassifications have been made to the 2004 and 2003 amounts to conform to the 2005 presentation.

     * Inculdes claims and other policy benefits and interest credited on interest sensitive contract liabilities.

                            SCOTTISH RE GROUP LIMITED
                            SCHEDULE IV - REINSURANCE
                (Expressed in thousands of United States Dollars)

                                                                  Year Ended December 31, 2005
                                        --------------------------------------------------------------------------------
                                                                                                             Percentage
                                                           Ceded to       Assumed from                        of amount
                                                            other            other                           assumed to
                                         Gross Amount     companies        companies         Net Amount          net
                                        -------------- --------------- -----------------  --------------    ------------
Life insurance in force
Premiums.............................    $          -   $(139,517,423)  $1,024,250,510     $884,733,088            116%
Life Reinsurance North America.......               -        (204,119)       2,018,994        1,814,875            111%
Life Reinsurance International.......               -         (17,230)         136,285          119,055            114%
Corporate and Other..................               -               -                -                -             -
                                        -------------- --------------- -----------------  --------------    ------------
Total................................    $          -   $    (221,349)  $    2,155,279     $  1,933,930            111%
                                        ============== =============== =================  ==============    ============



                                                                Year Ended December 31, 2004
                                        --------------------------------------------------------------------------------
                                                                                                             Percentage
                                                           Ceded to       Assumed from                        of amount
                                                            other            other                           assumed to
                                         Gross Amount     companies        companies         Net Amount          net
                                        -------------- --------------- -----------------  --------------    ------------
Life insurance in force*
Premiums.............................    $          -   $ (84,925,322)  $  306,408,016     $221,482,694            138%
Life Reinsurance North America.......               -        (226,099)         693,024          466,925            148%
Life Reinsurance International.......               -         (11,538)         134,058          122,520            109%
Corporate and Other..................               -               -                -                -              -
                                        -------------- --------------- -----------------  --------------    ------------
Total................................    $          -   $    (237,637)  $      827,082     $    589,445             140%
                                        ============== =============== =================  ==============    ============

                            SCOTTISH RE GROUP LIMITED
                     SCHEDULE IV - REINSURANCE (continued)
             (Expressed in thousands of United Staes Dollars)



                                                                Year Ended December 31, 2003
                                        --------------------------------------------------------------------------------
                                                                                                             Percentage
                                                           Ceded to        Assumed                            of amount
                                                            other         from other                         assumed to
                                         Gross Amount     companies        companies         Net Amount          net
                                        -------------- --------------- -----------------  --------------    ------------
Life insurance in force
Premiums.............................    $          -   $(93,853,099)   $ 271,176,974      $177,323,875            153%
Life Reinsurance North America.......               -        (25,593)         255,389           229,796            111%
Life Reinsurance International.......               -         (9,860)         170,717           160,857            106%
Corporate and Other..................               -              -               -                  -               -
                                        -------------- --------------- -----------------  --------------    ------------
Total................................    $          -   $    (35,453)   $     426,106      $    390,653            109%
                                        ============== =============== =================  ==============    ============

 *Excludes business acquired from ING.

                            SCOTTISH RE GROUP LIMITED
                 SCHEDULE V - Valuation and Qualifying Accounts
                (Expressed in thousands of United States Dollars)

                                                       Year Ended December 31, 2005
                                        -----------------------------------------------------------
                                          Balance at     Charges to                    Balance at
                                         Beginning of    Costs and      Charges to       end of
                                            Period        Expenses    Other Accounts     Period
                                        --------------  ------------ ---------------- -------------
Description
Allowance on income taxes..............  $   (22,148)     $       -    $    3,697*      $  (18,541)
Reserve for uncollectible reinsurance..  $        -       $   6,000    $        -       $   (6,000)


                                                       Year Ended December 31, 2004
                                        -----------------------------------------------------------
                                          Balance at     Charges to                    Balance at
                                         Beginning of    Costs and      Charges to       end of
                                            Period        Expenses    Other Accounts     Period
                                        --------------  ------------ ---------------- -------------
Description
Allowance on income taxes..............  $        -       $      -     $     22,148*    $  (22,148)


                                                       Year Ended December 31, 2003
                                        -----------------------------------------------------------
                                          Balance at     Charges to                    Balance at
                                         Beginning of    Costs and      Charges to       end of
                                            Period        Expenses    Other Accounts     Period
                                        --------------  ------------ ---------------- -------------
Description
Allowance on income taxes..............  $        -       $       -   $         -       $        -

* This valuation arose in respect of the acquistion of the ING individual life reinsurance business. This was established as a result of the purchase accounting for the acquisition and therefore has not been included in the determination of net income.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.


               Signature                                  Title                        Date

         /s/ Michael C. French
-----------------------------------------
           Michael C. French                   Chairman and Director               March 15, 2006

           /s/ Michael Austin
-----------------------------------------
             Michael Austin                    Director                            March 15, 2006

    /s/ G. William Caulfeild-Browne
-----------------------------------------
      G. William Caulfeild-Browne              Director                            March 15, 2006

          /s/ Robert M. Chmely
-----------------------------------------
            Robert M. Chmely                   Director                            March 15, 2006

        /s/ Jean Claude Damerval
-----------------------------------------
          Jean Claude Damerval                 Director                            March 15, 2006

         /s/ Lord Norman Lamont
-----------------------------------------
           Lord Norman Lamont                  Director                            March 15, 2006

           /s/ Hazel O'Leary
-----------------------------------------
             Hazel O'Leary                     Director                            March 15, 2006

            /s/Glenn Schafer
-----------------------------------------
              Glenn Schafer                    Director                            March 15, 2006

          /s/ William Spiegel
-----------------------------------------
            William Spiegel                    Director                            March 15, 2006


         /s/ Scott E. Willkomm
-----------------------------------------
           Scott E. Willkomm                   CEO, President and Director         March 15, 2006


* The undersigned, by signing his name hereto, does hereby sign this Annual Report on Form 10-K pursuant to the Powers of Attorney executed on behalf of the above named officers and directors of the Registrant and contemporaneously filed herewith with the Securities and Exchange Commission.



/s/ Michael C. French
Michael C. French
Attorney-in-Fact