Form 10-Q
period 2006-03-31
SCOTTISH RE GROUP LTD
filed 2006-05-10
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                               ------------------

                                    FORM 10-Q

 [X] Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange
                                   Act of 1934
                  For the quarterly period ended March 31, 2006

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

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No

Indicate by checkmark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of "accelerated filer" and "large accelerated filer" in Rule 12b-2 of the Exchange Act. Large accelerated filer[X] Accelerated filer [ ] Non-accelerated filer [ ]

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]


As of May 5, 2006, the Registrant had 53,719,156 ordinary shares outstanding.

                                Table of Contents

PART I.  FINANCIAL INFORMATION.................................................2

Item 1.  Financial Statements..................................................2

         Consolidated Balance Sheets - March 31, 2006 (unaudited) and
         December 31, 2005.....................................................2

         Consolidated Statements of Income - Three months ended
         March 31, 2006 and 2005 (unaudited)...................................3

         Consolidated Statements of Comprehensive Income (Loss) - Three months ended March 31, 2006 and 2005 (unaudited).............................4

         Consolidated Statements of Shareholders' Equity - Three months ended
         March 31, 2006 and 2005 (unaudited)...................................5

         Consolidated Statements of Cash Flows - Three months ended March 31,
         2006 and 2005 (unaudited).............................................6

         Notes to Consolidated Financial Statements (unaudited)................7

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................19

Item 3.  Quantitative and Qualitative Disclosures About Market Risk...........43

Item 4.  Controls and Procedures..............................................43

PART II.  OTHER INFORMATION...................................................44

Item 1.  Legal Proceedings....................................................44

Item 1a: Risk Factors.........................................................44

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds..........44

Item 3.  Defaults Upon Senior Securities......................................44

Item 4.  Submission of Matters to a Vote of Security Holders..................44

Item 5.  Other Information....................................................44

Item 6.  Exhibits.............................................................44

       Part 1. Financial Information
       Item 1. Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS

      (Expressed in Thousands of United States dollars, except share data)


                                                                          March 31, 2006          December 31,
                                                                            (unaudited)               2005
                                                                       ------------------     ------------------
ASSETS
Fixed maturity investments, available for sale, at fair value
      (Amortized cost $6,174,404; 2005 - $5,323,488)...............    $      6,066,176       $      5,292,595
Preferred stock, available for sale, at fair value (Cost
      $136,828.; 2005 -$137,271)...................................             131,722                133,804
Cash and cash equivalents..........................................             690,076              1,420,205
Other investments..................................................              64,141                 54,619
Funds withheld at interest.........................................           2,610,195              2,597,416
                                                                       ------------------     ------------------
     Total investments.............................................           9,562,310              9,498,639
Accrued interest receivable........................................              45,371                 44,012
Reinsurance balances and risk fees receivable......................             381,095                325,372
Deferred acquisition costs.........................................             620,385                594,583
Amount recoverable from reinsurers.................................             605,241                551,288
Present value of in-force business.................................              53,826                 54,743
Goodwill...........................................................              34,125                 34,125
Other assets.......................................................              94,719                 87,198
Deferred tax assets................................................              79,435                 55,453
Segregated assets..................................................             780,132                760,707
                                                                       ------------------     ------------------
     Total assets..................................................    $     12,256,639       $     12,006,120
                                                                       ==================     ==================
LIABILITIES
Reserves for future policy benefits................................    $      3,539,016       $      3,477,222
Interest sensitive contract liabilities............................           3,990,836              3,907,573
Collateral finance facilities......................................           1,985,681              1,985,681
Accounts payable and other liabilities.............................              70,750                 83,130
Reinsurance balances payable.......................................             247,724                114,078
Current income tax payable.........................................               4,481                  9,155
Long term debt.....................................................             244,500                244,500
Segregated liabilities.............................................             780,132                760,707
                                                                       ------------------     ------------------
     Total liabilities.............................................          10,863,120             10,582,046
                                                                       ------------------     ------------------
MINORITY INTEREST                                                                 9,334                  9,305
MEZZANINE EQUITY                                                                143,207                143,057
SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01:
     Issued: 53,655,856 shares (2005 - 53,391,939).................                 537                    534
Preferred shares, par value $0.01:
     Issued: 5,000,000 shares (2005 - 5,000,000)...................             125,000                125,000
Additional paid-in capital.........................................             899,515                893,767
Accumulated other comprehensive loss...............................             (55,386)                (9,991)
Retained earnings..................................................             271,312                262,402
                                                                       ------------------     ------------------
     Total shareholders' equity....................................           1,240,978              1,271,712
                                                                       ------------------     ------------------
Total liabilities, minority interest, mezzanine equity and
     shareholders' equity..........................................    $     12,256,639       $     12,006,120
                                                                       ==================     ===================

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                        CONSOLIDATED STATEMENTS OF INCOME
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)


                                                                   Three months ended
                                                           -----------------------------------
                                                           March 31, 2006       March 31, 2005
                                                           ----------------    ---------------
Revenues
Premiums earned, net..................................     $        449,021    $       463,680
Investment income, net................................              129,022             80,479
Fee income............................................                3,733              3,624
Realized gains (losses)...............................              (13,601)             3,294
Change in value of embedded derivatives, net..........               10,146              5,485
                                                           ----------------    ---------------
     Total revenues...................................              578,321            556,562
                                                           ----------------    ---------------
Benefits and expenses
Claims and other policy benefits......................              374,463            363,272
Interest credited to interest sensitive contract
      liabilities.....................................               42,701             30,642
Acquisition costs and other insurance expenses, net ..               87,531             91,642
Operating expenses....................................               31,092             24,569
Collateral finance facilities expense.................               31,087              7,420
Interest expense......................................                4,893              5,594
                                                           ----------------    ---------------
     Total benefits and expenses......................              571,767            523,139
                                                           ----------------    ---------------
Income before income taxes and minority interest......                6,554             33,423
Income tax benefit....................................                7,457                368
                                                           ----------------    ---------------
Income before minority interest.......................               14,011             33,791
Minority interest.....................................                 (162)              (371)
                                                           ----------------    ---------------
Net income............................................               13,849             33,420
Dividend declared on non-cumulative perpetual
     preferred shares.................................               (2,266)                -
                                                           ----------------    ---------------
Net income available to ordinary shareholders.........     $         11,583    $        33,420
                                                           ================    ===============
Earnings per ordinary share - Basic...................     $           0.22    $          0.84
                                                           ================    ===============
Earnings per ordinary share - Diluted.................     $           0.20    $          0.74
                                                           ================    ===============
Dividends per ordinary share..........................     $           0.05    $          0.05
                                                           ================    ===============

Weighted average number of ordinary shares
     outstanding
Basic.................................................           53,434,484         39,970,965
                                                           ================    ===============
Diluted...............................................           56,532,914         45,192,171
                                                           ================    ===============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                              Three months ended
                                                ------------------------------------------------
                                                    March 31, 2006           March 31, 2005
                                                ------------------------ -----------------------
Net income...............................       $                13,849  $               33,420
                                                ------------------------ -----------------------
Other comprehensive loss, net of tax and
  deferred acquisition costs:
     Unrealized depreciation on
       investments net of income tax
       expense and deferred acquisition
       costs of $33,807 and $25,480......                       (37,457)                (24,732)
     Add: reclassification adjustment
       for investment gains (losses)
       included in net income............                        (7,670)                  1,020
                                                ------------------------ -----------------------
Net unrealized depreciation..............                       (45,127)                (23,712)
Cumulative translation adjustment........                          (268)                 (2,189)
                                                ------------------------ -----------------------
Other comprehensive loss.................                       (45,395)                (25,901)
                                                ------------------------ -----------------------
Comprehensive income (loss)..............       $               (31,546) $                7,519
                                                ------------------------ -----------------------


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                       Three months ended
                                                                             -------------------------------------
                                                                               March 31, 2006      March 31, 2005
                                                                             -----------------   -----------------
Ordinary shares:
     Beginning of period................................................           53,391,939          39,931,145
     Issuance to employees on exercise of options.......................              263,917              91,800
                                                                             -----------------   -----------------
     End of period......................................................           53,655,856          40,022,945
                                                                             =================   =================
Preferred shares:
     Beginning and end of period........................................            5,000,000                   -
                                                                             =================   =================

Share capital:
Ordinary shares:
     Beginning of period................................................     $            534    $            399
     Issuance to employees on exercise of options.......................                    3                   1
                                                                             -----------------   -----------------
       End of period....................................................                  537                 400
                                                                             -----------------   -----------------
Preferred shares:
     Beginning and end of period........................................              125,000                   -
                                                                             -----------------   -----------------

Additional paid-in capital:
     Beginning of period................................................              893,767             684,719
     Issuance to employees on exercise of options.......................                3,752               1,257
     Option and restricted stock unit expense...........................                1,996               1,048
                                                                             -----------------   -----------------
       End of period....................................................              899,515             687,024
                                                                             -----------------   -----------------

Accumulated other comprehensive income:
Unrealized appreciation (depreciation) on investments:
     Beginning of period................................................             (17,879)              13,661
     Change in period (net of tax and deferred acquisition costs).......             (45,127)            (23,712)
                                                                             -----------------   -----------------
       End of period....................................................             (63,006)            (10,051)
                                                                             -----------------   -----------------
Cumulative translation adjustment:
     Beginning of period................................................               7,888               17,943
     Change in period (net of tax)......................................                (268)              (2,189)
                                                                             -----------------   -----------------
     End of period......................................................                7,620              15,754
                                                                             -----------------   -----------------
Total accumulated other comprehensive income (loss).....................              (55,386)              5,703
                                                                             -----------------   -----------------

Retained earnings:
     Beginning of period................................................              262,402              145,952
     Net income.........................................................               13,849               33,420
     Dividends declared on ordinary shares..............................               (2,673)              (2,160)
     Dividends declared on non-cumulative perpetual preferred shares ...               (2,266)                   -
                                                                             -----------------   -----------------
     End of period......................................................              271,312              177,212
                                                                             -----------------   -----------------
Total shareholders' equity..............................................     $      1,240,978    $         870,339
                                                                             =================   =================


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)

                                                                                          Three months ended
                                                                                  -----------------------------------
                                                                                  March 31, 2006      March 31, 2005
                                                                                  ---------------     ---------------
Operating activities
Net income....................................................................    $       13,849      $      33,420
Adjustments to reconcile net income to net cash provided by operating activities:...................................................................
     Net realized (gains) losses..............................................            13,601             (3,294)
     Change in value of embedded derivatives, net.............................           (10,146)            (5,485)
     Amortization of discount on investments..................................             4,067              4,779
     Amortization of deferred acquisition costs...............................            18,866             19,870
     Amortization of present value of in-force business.......................               916              1,652
     Changes in assets and liabilities:.......................................
         Accrued interest receivable..........................................            (1,383)            (8,841)
         Reinsurance balances and risk fees receivable........................            79,050            (45,888)
         Deferred acquisition costs...........................................           (34,724)           (84,737)
         Deferred tax asset...................................................              (276)             5,427
         Other assets.........................................................             5,542            (13,897)
         Current income tax payable...........................................            (4,701)             5,135
         Reserves for future policy benefits, net of amounts recoverable from
         reinsurers...........................................................           (35,900)           189,676
         Interest sensitive contract liabilities, net of funds withheld at
         interest.............................................................            36,175                 66
         Accounts payable and other liabilities...............................           (12,270)            (9,828)
         Other................................................................            (3,054)              (435)
                                                                                  ---------------     ---------------
Net cash provided by operating activities.....................................            69,612             87,620
                                                                                  ---------------     ---------------

Investing activities
Purchase of fixed maturity investments........................................        (1,144,900)        (1,351,503)
Proceeds from sales of fixed maturity investments.............................           184,417            299,515
Proceeds from maturity of fixed maturity investments..........................           105,673            101,048
Purchase of preferred stock investments.......................................            (4,608)            (3,469)
Proceeds from sales of preferred stock investments............................             4,793                940
Proceeds from maturity of preferred stock investments.........................                28                  -
Purchase/sale of other investments............................................            (9,616)                 -
Other.........................................................................            (2,601)           (11,550)
                                                                                  ---------------     ---------------
Net cash used in investing activities.........................................          (866,814)          (965,019)
                                                                                  ---------------     ---------------

Financing activities
Proceeds from collateral finance facility.....................................                 -            850,000
Deposits to interest sensitive contract liabilities...........................           113,521             90,778
Withdrawals from interest sensitive contract liabilities......................           (45,264)           (26,038)
Proceeds from issuance of ordinary shares.....................................             3,755              1,258
Dividends paid................................................................            (4,939)            (2,160)
                                                                                  ---------------     ---------------
Net cash provided by financing activities.....................................            67,073            913,838
                                                                                  ---------------     ---------------
Net change in cash and cash equivalents.......................................          (730,129)            36,439
Cash and cash equivalents, beginning of period................................         1,420,205            794,639
                                                                                  ---------------     ---------------
Cash and cash equivalents, end of period                                          $      690,076      $     831,078
                                                                                  ===============     ===============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


1. Basis of presentation

     Accounting Principles - The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Annual Report").

     Consolidation - We consolidate the results of all of our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

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

2. New accounting pronouncements

Statement of Financial Accounting Standards ("SFAS") No. 155, "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No. 133 and 140" ("SFAS No. 155")

     In February 2006, the FASB issued SFAS No. 155, which resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. Implementation of this policy would not currently have a material impact on our financial position or our operating results; however we will consider this pronouncement in future transactions.

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2006
                                   (UNAUDITED)


3. Business segments

     We measure segment performance primarily based on income or loss before income taxes and minority interest. Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:


                                                                       Three months ended March 31, 2006
                                                   ----------------------------------------------------------------------
                                                           Life Reinsurance
                                                   --------------------------------
                                                   North America      International    Corporate & Other         Total
                                                   --------------     -------------    -----------------     -----------
Premiums earned, net.........................      $     428,918      $      20,103    $              -      $   449,021
Investment income, net.......................            123,941              2,989               2,092          129,022
Fee income...................................              3,017                  -                 716            3,733
Realized gains (losses)......................            (13,919)            (1,138)              1,456          (13,601)
Change in value of embedded derivatives, net.             10,146                  -                   -           10,146
                                                   --------------     -------------    -----------------     -----------
Total revenues...............................            552,103             21,954               4,264          578,321
                                                   --------------     -------------    -----------------     -----------

Claims and other policy benefits.............            347,280             27,183                   -          374,463
Interest credited to interest sensitive
   contract liabilities......................             42,701                  -                   -           42,701
Acquisition costs and other insurance
   expenses, net.............................             84,408              2,817                 306           87,531
Operating expenses...........................             14,592              5,777              10,723           31,092
Collateral finance facilities expense.......              30,543                  -                 544           31,087
Interest expense............................               2,562                  -               2,331            4,893
                                                   --------------     -------------    -----------------     -----------
Total benefits and expenses..................            522,086             35,777              13,904          571,767
                                                   --------------     -------------    -----------------     -----------
Income (loss) before income taxes and
   minority interest.........................      $      30,017      $     (13,823)   $         (9,640)     $     6,554
                                                   ==============     =============    =================     ===========

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

3. Business segments (continued)

                                                                       Three months ended March 31, 2005
                                                   ----------------------------------------------------------------------
                                                           Life Reinsurance
                                                   --------------------------------
                                                   North America      International    Corporate & Other         Total
                                                   --------------     -------------    -----------------     -----------
Premiums earned, net .....................         $     437,095      $     26,585     $              -      $   463,680
Investment income, net....................                77,531             2,590                  358           80,479
Fee income................................                 2,900                 -                  724            3,624
Realized gains............................                 1,441               497                1,356            3,294
Change in value of embedded derivatives,
   net....................................                 5,485                 -                    -            5,485
                                                   --------------     -------------    -----------------     -----------
Total revenues............................               524,452            29,672                2,438          556,562
                                                   --------------     -------------    -----------------     -----------

Claims and other policy benefits..........               344,188            19,084                    -          363,272
Interest credited to interest sensitive
   contract liabilities...................                30,642                 -                    -           30,642
Acquisition costs and other insurance
   expenses, net..........................                88,277             2,846                  519           91,642
Operating expenses........................                11,672             5,849                7,048           24,569
Collateral finance facilities expense.....                 6,185                 -                1,235            7,420
Interest expense..........................                 2,708                 -                2,886            5,594
                                                   --------------     -------------    -----------------     -----------
Total benefits and expenses...............               483,672            27,779               11,688          523,139
                                                   --------------     -------------    -----------------     -----------
Income (loss) before income taxes and
   minority interest......................         $      40,780      $      1,893     $         (9,250)     $    33,423
                                                   ==============     =============    =================     ===========


Assets                                                            March 31, 2006          December 31, 2005
                                                              --------------------        -----------------
Life Reinsurance
    North America.........................................    $         10,649,087        $       10,472,863
    International.........................................                 451,291                   460,888
                                                              --------------------        ------------------
Total Life Reinsurance....................................              11,100,378                10,933,751
Corporate & Other.........................................               1,156,261                 1,072,369
                                                              --------------------        ------------------
Total.....................................................    $         12,256,639        $       12,006,120
                                                              ====================        ==================

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


4. Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share.

                                                                       Three months ended
                                                            -----------------------------------------
                                                                  March 31,            March 31,
                                                                    2006                  2005
                                                            ---------------------  ------------------
         Numerator:
         Net income..................................       $            13,849     $        33,420
         Dividend declared on non-cumulative
            perpetual preferred shares...............                    (2,266)                  -
                                                            ---------------------  ------------------
         Net income available to ordinary
            shareholders.............................       $            11,583     $        33,420
                                                            =====================  ==================
         Denominator:
         Denominator for basic earnings per ordinary
            share - Weighted average number of
            ordinary shares..........................                53,434,484          39,970,965
         Effect of dilutive securities:
            - Stock options and restricted stock
                units................................                 1,221,086             619,688
            - Warrants...............................                 1,030,301           4,173,443
            - 4.50% senior convertible notes and
                Hybrid Capital Units.................                   847,043             428,075
                                                            ---------------------  ------------------
         Denominator for dilutive earnings per
            ordinary share...........................                56,532,914          45,192,171
                                                            =====================  ==================
         Basic earnings per ordinary share...........       $              0.22    $           0.84
                                                            =====================  ==================
         Diluted earnings per ordinary share..............  $              0.20    $           0.74
                                                            =====================  ==================

5. Derivatives

     During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The change in fair value of the swap during the quarters ended March 31, 2006 and 2005 amounted to a gain of $1.2 million and $2.1 million, respectively. These gains are included in realized gains (losses) in the consolidated statements of income.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)


6.  Stock based compensation

     Prior to January 1, 2006, we accounted for stock-based compensation in accordance with SFAS No. 123, "Accounting for Stock-Based Compensation" ("SFAS No, 123"), as amended by SFAS No. 148, "Accounting for Stock-Based Compensation
- Transition and Disclosure". Under the fair value recognition provisions of SFAS No. 123, stock-based compensation expense for all stock-based awards issued from January 1, 2003 was measured at the grant date based on the value of the award and were recognized as expense over the service period for awards that were expected to vest.

     In December 2004, the Financial Accounting Standards Board ("FASB") revised SFAS No. 123, by issuing "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees.

     Effective January 1, 2006, we adopted SFAS No. 123(R) using the modified-prospective transition method. Under the transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123(R), income before income taxes and net income for the three months ended March 31, 2006 are $154,000 lower, than if we had continued to account for share-based compensation awarded before January 1, 2003 under Accounting Principles Board Opinion No. 25. Diluted earnings per share for the three months ended March 31, 2006 would be $0.21 per share without the adoption of SFAS No. 123(R).

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123(R) for periods prior to the adoption of SFAS No. 123(R) and has been determined as if we accounted for all employee equity based compensation under the fair value method of SFAS 123(R).

     For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period using the Black-Scholes model. The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility, dividend yield, risk free interest rate and expected life (in years). In management's opinion, because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

     Our pro forma information for the three months ended March 31, 2005 is as follows:

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)

6. Stock based compensation (continued)
                                                               Three months
                                                                   ended
                                                             ----------------
                                                              March 31, 2005
                                                             ----------------
   Net income available to ordinary
      shareholders...................................        $      33,420
   Stock-based employee compensation cost,
       net of related tax effects, included in the
       determination of net income as reported.......                1,048
   Stock-based employee compensation cost,
       net of related tax effects, that would
       have been included in the determination
       of net income if the fair value based
       method had been applied to all awards..........              (1,223)
                                                             ----------------
   Net income -- pro forma............................       $      33,245
                                                             ================

                                                               Three months
                                                                   ended
                                                             ----------------
                                                               March 31, 2005
                                                             ----------------
   Basic earnings per ordinary share -- as
     reported.........................................       $        0.84
   Basic earnings per ordinary share -- pro
     forma............................................       $        0.83
   Diluted earnings per ordinary share -- as
     reported.........................................       $        0.74
   Diluted earnings per ordinary share -- pro
     forma............................................       $        0.74

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                   (UNAUDITED)

6. Stock based compensation (continued)

     We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Option Plans"). The Option Plans allow us to grant non-statutory options, subject to certain restrictions, to eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Option Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all options granted between January 1, 2002 and May 4, 2004, will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants to each director, which are fully exercisable on the date of grant. All options issued after May 5, 2004, become exercisable in three equal annual installments commencing on the first anniversary of the grant date, except for grants to directors, which are fully exercisable on the date of grant. Total options authorized under the Option Plans are 3,750,000.

     The equity incentive compensation plan ("2004 ECP") allows us to grant non-statutory options and restricted share units, subject to certain restrictions, to eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the discretion of our Compensation Committee, option grants after the first year of the 2004 ECP or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in three equal installments commencing on the first anniversary of the grant date, except for grants to directors, which are fully exercisable on the date of grant. Total options authorized under the 2004 ECP are 750,000. In addition, 1,000,000 restricted shares units have been authorized under the 2004 ECP of which at least 750,000 will vest based on achievement of certain performance goals. The performance measures that must be met for vesting to occur are established at the beginning of each three year performance period. Depending on the performance, the actual amount of restricted share units could range from 0% to 100%. The remaining 250,000 restricted share units may be issued without performance goals.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


6. Stock based compensation (continued)

     Option activity under all Option Plans and the 2004 ECP is as follows:

                                                               Three months ended
                                                    ------------------------------------------
                                                      March 31, 2006        March 31, 2005
                                                    -------------------- ---------------------
Outstanding, beginning of period..............               2,586,237            2,491,236
Granted.......................................                 149,000              428,500
Exercised.....................................                (288,917)             (91,200)
Cancelled.....................................                       -               (1,200)

Outstanding, end of period....................               2,446,320            2,827,336
                                                    ==================== =====================
Options exercisable, end of period............               1,522,705            1,811,770
                                                    ==================== =====================

Weighted average exercise price per
share:

Outstanding, beginning of period...............      $         17.5411   $          14.8860
Granted........................................      $         24.7383   $          25.9435
Exercised......................................      $         13.7718   $          13.7996
Cancelled......................................      $               -   $          18.7475
Outstanding, end of period.....................      $         18.4246   $          16.5953
Options exercisable............................      $         15.3809   $          13.2632

Restricted share unit activity under the 2004 ECP is as follows:

                                                        Three months ended
                                               --------------------------------------
                                                     March 31,         March 31,
                                                        2006             2005
                                               ------------------ -------------------
Outstanding, beginning of period.........                 659,200             95,700
Granted..................................                 218,000            361,500
Cancelled................................                  (3,500)                 -
                                               ------------------ -------------------
Outstanding, end of period...............                 873,700            457,200
                                               ================== ===================

Restricted share units exercisable, end
  of period..............................                       -                  -
                                               ================== ===================


         Weighted average exercise price for restricted share units is $0.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


6. Stock based compensation (continued)

     During the three months ended March 31, 2006 and 2005, the following activity occurred under our plans:

                                                                     Three months ended
                                                        ----------------------------------------------
                                                           March 31, 2006         March 31, 2005
                                                        --------------------- ------------------------
Weighted average grant date fair value of options       $            11.8435  $               10.8389
Weighted average grant date fair value of awards.       $            24.7380  $               24.0763
Total intrinsic value of options exercised.......       $          2,439,501  $               487,805
Total fair value of options vested ..............       $          2,628,292  $             1,105,913


         Summary of options outstanding at March 31, 2006:

                                              Options Outstanding                       Options Exercisable
                                    --------------------------------------    --------------------------------------
                                                                 Weighted                                  Weighted
                                                   Weighted       Average                    Weighted      Average
                                     Number of      Average      Remaining     Number of     Average      Remaining
Year of            Range of            Shares      Exercise     Contractual     Shares       Exercise    Contractual
  Grant        Exercise Prices      Outstanding      Price         Life       Exercisable     Price          Life
-------       -----------------     -----------    ---------    -----------   -----------   ---------    -----------
   1998       $         15.0000        300,002     $15.0000        2.67          300,002    $15.0000         2.67
   1999       $  8.0625-15.0000        149,100     $12.3038        2.26          149,100    $12.3038         2.26
   2000       $   7.7500-9.0000        310,000     $ 8.0210        3.92          310,000    $ 8.0210         3.92
   2001       $ 13.5000-18.7600        230,167     $14.7182        4.67          230,167    $14.7182         4.67
   2002       $ 15.5000-21.5100        400,050     $17.9356        5.92          272,650    $17.9597         5.89
   2003       $ 17.4700-17.7500         94,000     $17.6830        6.57           26,000    $17.5938         5.96
   2004       $ 21.7000-23.8700        198,000     $23.4199        8.10           80,267    $23.2305         8.14
   2005       $ 22.5000-26.1030        616,001     $25.4923        9.05          144,519    $25.9175         8.87
   2006       $ 24.4000-24.7500        149,000     $24.7383        9.88           10,000    $24.7500         9.88
              -----------------     -----------    ---------    -----------   -----------   ---------    -----------
              $  7.7500-26.1030      2,446,320     $18.4246        6.16        1,522,705    $15.3809         6.16
              =================     ===========    =========    ===========   ===========   =========    ===========


     The aggregate intrinsic value of options outstanding amounted to $15.6 million. The aggregate intrinsic value of options exercisable amounted to $14.4 million.

     The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the assumptions noted in the following table. Expected dividend yield is based on the historical dividend patterns as a percentage of the market value of the stock. Expected volatility is based on implied volatilities from options traded on our ordinary shares. The expected term of options granted is derived using the "simplified" method as allowed under the provisions of the Securities and Exchange Commission's Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


6. Stock based compensation (continued)


                                               Three months ended     Three months ended
                                                    March 31,             March 31,
                                                      2006                   2005
                                               -------------------    ------------------
Expected dividend yield.......................        0.78%                 0.77%
Risk free interest rate.......................    4.84% - 4.97%         3.43% - 4.59%
Expected life of options......................       7 years               7 years
Expected volatility...........................        0.34                   0.34

     We recognize compensation costs for awards with pro-rata vesting evenly over the requisite service period.

     As of March 31, 2006, there was $7.9 million and $9.9 million of total unrecognized compensation costs related to stock options and restricted share units, respectively. These costs are expected to be recognized over a period of up to three years.

     During the three months ended March 31, 2006, the amount of cash received from the exercise of share options was $4.7 million and there was no tax benefit realized from stock options.

     Compensation expense for options and restricted stock units for the three months ended March 31, 2006 and 2005 was $2.0 million and $1.1 million, respectively. There was no tax benefit during the three months ended March 31, 2006.

7. Mediation

     On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at March 31, 2006. The parties held their first mediation session on March 30, 2006. A second mediation session is currently scheduled for June 30, 2006.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


8. Subsequent events

     Ballantyne Re plc - On May 2, 2006, Ballantyne Re plc, an orphan special purpose vehicle incorporated under the laws of Ireland issued in a private offering $1.71 billion of debt to external investors and $210.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. The debt issued to external investors consisted of $250.0 million of Class A-1 Floating Rate Notes, $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series A, $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series B, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series A, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series B, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series C, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series D, $10.0 million of Class B-1 7.51244 % Subordinated Notes, $40.0 million of Class B-2 Subordinated Floating Rate Notes and $10.0 million of Class C-1 Subordinated Variable Interest Rate Notes (collectively, the "Notes"). The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $40.0 million of Class C-1 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to sell to external investors, and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes"; and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii)
163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

     Interest on the principal amount of the Ballantyne Notes is payable in intervals ranging from every 28 days to monthly to annually, depending on the note, initially at a rate equivalent to one-month LIBOR plus 0.61% for the Class A-1 Floating Rate Notes (and after May 2, 2022, one-month LIBOR plus 1.22%), one-month LIBOR plus 0.31% for the Class A-2 Floating Rate Guaranteed Notes Series A (and after May 2, 2027, one-month LIBOR plus 0.62%), one-month LIBOR plus 0.36% for the Class A-2 Floating Rate Guaranteed Notes Series B (and after May 2, 2027, one-month LIBOR plus 0.72%), 4.99%, 4.99%, 5.00% and 5.01% for
Series A, Series B, Series C, and Series D of the Class A-3 Notes, respectively (with the rate on the Class A-3 Notes to reset every 28 days), 7.51244% for the Class B-1 Subordinated Notes, one-month LIBOR plus 2.00% for the Class B-2 Subordinated Floating Rate Notes, and a variable rate based on performance of the underlying block of business for the Class C-1 Subordinated Variable Interest Rate Notes and the Class C-2 Subordinated Variable Interest Rate Notes.

     Proceeds from this offering were used to fund the Regulation XXX reserve requirements for the business acquired from ING America Insurance Holdings, Inc. ("ING"). $1.65 billion of the proceeds from the Ballantyne Notes have been deposited into a series of accounts that collateralize the reserve obligations of Scottish Re (U.S.), Inc.

     The holders of the Ballantyne Notes cannot require repayment from us or any of our subsidiaries. The timely payment of the scheduled interest payments and the principal on the maturity date of Series A of the Class A-2 Notes and Series A, Series B, Series C, Series D and, if issued, Series E of the Class A-3 Notes has been guaranteed by Ambac Assurance UK Limited. The timely payment of the scheduled

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 2006
                                   (UNAUDITED)


8. Subsequent events (continued)

interest payments and the principal on the maturity date of Series B of the Class A-2 Notes and, if issued, Series F of the Class A-3 Notes has been guaranteed by Assured Guaranty (UK) Ltd.

     In accordance with FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities" ("FIN 46R"), Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re will be consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re will be recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income will include the investment return of Ballantyne Re as investment income and the cost of the facility will be reflected in collateral finance facilities expense.

     Tartan Capital Limited - On May 4, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. sponsored a $155 million catastrophe mortality securitization through a Cayman special purpose vehicle, Tartan Capital Limited. The notes consisted of $75.0 million Class A Notes and $80.0 million Class B Notes. Interest on the principal amount of the Class A and B Notes is three months LIBOR plus 0.19% and three months LIBOR plus 3.00%, respectively. The timely payment of principal and interest on the Class A Notes is guaranteed by Financial Guaranty Insurance Company.

     Benefits of the transaction include the mitigation of the impact of extreme mortality events on our Life Reinsurance North America portfolio.

     In accordance with FIN 46R, Tartan Capital Limited is considered to be a variable interest entity and we are not considered to hold the primary beneficial interest. As a result, Tartan Capital Limited will not be consolidated in our financial statements.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

General

     This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto, presented under Item 7 and Item 8, respectively, of our 2005 Annual Report.

Overview

     See "Overview" in Item 7 of our 2005 Annual Report.


Critical Accounting Policies

     See the discussion of our Critical Accounting Policies in Item 7 of our Form 10-K for the year ended December 31, 2005.


Results of Operations

All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                        Three months ended
                                                ----------------------------------
                                                   March 31,          March 31,
                                                      2006                2005
                                                --------------      --------------
 Premiums earned, net.......................    $      449,021      $      463,680
 Investment income, net.....................           129,022              80,479
 Fee income.................................             3,733               3,624
 Realized gains (losses)....................           (13,601)              3,294
 Change in value of embedded derivatives,
 net........................................            10,146               5,485
                                                --------------      --------------
 Total revenues.............................           578,321             556,562
                                                --------------      --------------

 Claims and other policy benefits...........           374,463             363,272
 Interest credited to interest sensitive
 contract liabilities.......................            42,701              30,642
 Acquisition costs and other insurance
 expenses, net..............................            87,531              91,642
 Operating expenses.........................            31,092              24,569
 Collateral finance facilities expense......            31,087               7,420
 Interest expense...........................             4,893               5,594
                                                --------------      --------------
 Total benefits and expenses................           571,767             523,139
                                                --------------      --------------
 Income before income taxes and minority
 interest...................................             6,554              33,423

 Income tax benefit.........................             7,457                 368
                                                --------------      --------------
 Income before minority interest............            14,011              33,791
 Minority interest..........................              (162)               (371)
                                                --------------      --------------
 Net income.................................            13,849              33,420

 Dividend declared on non-cumulative
 perpetual preferred shares.................            (2,266)                  -
                                                --------------      --------------
 Net income available to ordinary
 shareholders...............................    $       11,583      $       33,420
                                                ==============      ==============

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Total revenues increased by 4% to $578.3 million in the first quarter ended March 31, 2006 from $556.6 million in the same period in 2005. Net premiums earned decreased by 3% to $449.0 million in the first quarter ended March 31, 2006 from $463.7 million in the same period in 2005. The decrease in net premiums earned is primarily due to a decline in first year premiums due to a curtailment of a number of North American treaties immediately following the ING acquisition, cedant balance true-ups in the Life Reinsurance International segment which reduced premiums and a shift in our Life Reinsurance North America segment from coinsurance to yearly renewable term life reinsurance, partially offset by an increase in renewal premiums as a result of an increase in the overall business in force in that segment. Net investment income increased by 60% to $129.0 million in the first quarter ended March 31, 2006 from $80.5 million in the same period in 2005. The increase in investment income is due to growth in our invested assets, which arises from business growth, the proceeds from the issuance of the non-cumulative perpetual preferred shares in July 2005, the assets raised through our Regulation XXX transactions in December 2005 (the Orkney Re II plc and HSBC II transactions described below) and the proceeds from the issuance of ordinary shares in December 2005.

     Total benefits and expenses increased by 9% to $571.8 million in the first quarter ended March 31, 2006 from $523.1 million in the same period in 2005. The increase was principally due to higher interest credited expenses arising on a large interest sensitive contract closed in the fourth quarter of 2005, higher collateral finance facilities expense related to our Regulation XXX transactions, higher operating expenses and higher claims experience in our Life Reinsurance International segment. When analyzing the impact of collateral finance facilities on the consolidated results, it is important to understand that this expense is offset by the investment income earned on the fixed maturity investments from the Regulation XXX transactions. Higher operating costs arise as we continue to expand our corporate infrastructure in response to our recent and anticipated future growth.

     The change in our effective tax rate for the first quarter of 2006 as compared to the same period in 2005 is due primarily to the amount of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which may have different tax rates. The increase in the tax benefit for the first quarter ended March 31, 2006 is principally due to the losses incurred in our Life Reinsurance International segment.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Segment Operating Results

Life Reinsurance North America

                                                Three months ended
                                             --------------------------
                                               March 31,     March 31,
                                                2006           2005
                                             -----------     ----------
Premiums earned, net........................ $   428,918     $ 437,095
Investment income, net......................     123,941        77,531
Fee income..................................       3,017         2,900
Realized gains (losses).....................     (13,919)        1,441
Change in value of embedded
derivatives, net............................      10,146         5,485
                                             -----------     ---------
Total revenues..............................     552,103       524,452
                                             -----------     ---------

Claims and other policy benefits............     347,280       344,188
Interest credited to interest
sensitive contract liabilities..............      42,701        30,642
Acquisition costs and other
insurance expenses, net.....................      84,408        88,277
Operating expenses..........................      14,592        11,672
Collateral finance facilities
expense.....................................      30,543         6,185
Interest expense............................       2,562         2,708
                                             -----------     ---------
Total benefits and expenses.................     522,086       483,672
                                             -----------     ---------

Income before income taxes and
minority interest........................... $    30,017     $  40,780
                                             ===========     =========



     In our Life Reinsurance North America Segment we reinsure life insurance, annuities and annuity-type products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements are predominantly on an automatic basis and written by life insurance companies and other financial institutions located principally in the United States.

     Net premiums earned in our Life Reinsurance North America Segment during the first quarter ended March 31, 2006 decreased 2% to $428.9 million from $437.1 million in the same period in 2005. The decrease is primarily due to a curtailment of a number of large treaties immediately following the ING acquisition that did not meet our risk management criteria and a shift in business mix from coinsurance to yearly renewable term life reinsurance. As of March 31, 2006, we had approximately $1.025 trillion of gross life reinsurance in force in our Life Reinsurance North American segment compared to $1.019 trillion as of March 31, 2005. Included in net earned premiums for the first quarter 2006 is an experience refund accrual of $5.8 million, which was $2.7 million higher than in the same period in 2005. In addition, further improvements to the administration of the former ERC business resulted in additional recoveries from external retrocessionaires of $3.6 million which are included in net earned premiums. Related to the ERC business was the release of $1.0 million of the $6.0 million provision for uncollectible reinsurance recoveries established at December 31, 2005.

     Net investment income increased by $46.4 million or 60% to $123.9 million for the first quarter ended March 31, 2006 from $77.5 million in the same period in 2005. The increase is principally due to the growth in our average invested assets but was also favorably impacted by an increase in interest rates.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Our total invested assets have increased significantly because of growth in our Life Reinsurance North America Segment, including the closing of a large interest sensitive contract at the end of 2005 and investment of the proceeds of our Regulation XXX transactions that closed in December 2005. Finally, a large portion of the proceeds from the December 2005 equity issuance were contributed to the North America segment to support its continued growth. The Regulation XXX transactions resulted in an increase of $23.0 million in net investment income during the first quarter of 2006 compared to the first quarter of 2005.

     On the portfolio managed by our external investment managers, the yields on fixed rate assets were 5.18% and 5.13% at March 31, 2006 and 2005, respectively. Yields on floating rate assets are indexed to LIBOR. The yield on our floating rate assets increased to 5.30% at March 31, 2006 from 3.72% at March 31, 2005, and the yield on our cash and cash equivalents increased to 4.15% at March 31, 2006 from 2.21% at March 31, 2005.

     During the first quarter ended March 31, 2006, the change in value of the embedded derivatives amounted to a gain of $10.1 million. Changes in the embedded derivative valuation may be offset by actual realized gain and losses on the underlying securities. The primary reason for the increase was related to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold or expected to be transferred from the modified coinsurance arrangement in the first quarter of 2006 plus securities which were sold or transferred subsequent to March 31, 2006 in order to provide collateral for the Ballantyne Re securitization that closed on May 2, 2006. With respect to securities sold or transferred subsequent to March 31, 2006, since the securities were in an unrealized loss position at March 31, 2006 and subsequently sold or transferred at a loss, management determined that it was appropriate to recognize the loss as a realized loss in the quarter ended March 31, 2006. By recognizing a total loss of $12.2 million, the valuation of the embedded derivative for the related assets increased in value by a similar amount. Otherwise, changes in interest rates, spreads and convexity caused the embedded derivative to decrease in value by approximately $2.0 million.

     Claims and other policy benefits increased to $347.3 million for the first quarter ended March 31, 2006 from $344.2 million in the same period in 2005. The increase is a result of our traditional solutions business and the impact of higher claims experience due to the aging of the business in force and lower than expected retrocession recoveries on the business assumed from ING (the
"ING block"). Claims and policy benefits, as a percentage of net premiums earned, were 81.0% and 78.7% in the first quarters of 2006 and 2005, respectively. Although gross claims were within expectations in the aggregate, a higher number of smaller claims within our retention limit resulted in retrocession recoveries below our expectations, which resulted in approximately $10.8 million of pre-tax adverse mortality. Partially offsetting this additional claim expense are experience refunds earned as a result of the lower than expected reinsurance recoveries. Experience refunds of $5.8 million were recognized and recorded as an increase in net earned premiums as described above. Claims and other policy benefits were also impacted by the recapture of a portion of our ING block from reinsurers that resulted in the release of $9.6 million of net reserves.

     For the first quarter ended March 31, 2006, interest credited to interest sensitive contract liabilities increased by $12.1 million or 39% to $42.7 million from $30.6 million in the same period in 2005. The increase is principally due to the large interest sensitive contract written in late 2005, along with increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $4.0 billion at March 31, 2006 compared to $3.3 billion at March 31, 2005.

     During the first quarter ended March 31, 2006, acquisition costs and other insurance expenses decreased by 4% to $84.4 million from $88.3 million in the same quarter in 2005. The decrease was

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


principally impacted by the levels of premiums earned in the first quarter of 2006 compared to the same period in 2005 and a reduction in letter of credit fees in 2006 due to the Regulation XXX transactions completed in 2005.

     Operating expenses increased by 25% to $14.6 million in the first quarter ended March 31, 2006 from $11.7 million in the same period in 2005. Operating expenses as a percentage of operating revenues increased to 2.6% from 2.3% in the first quarters of 2006 and 2005, respectively. Compensation costs were $1.9 million higher than the prior year period principally due to an increase in headcount and related salaries and benefits in the segment. In addition, depreciation expense increased $0.7 million as several software development projects were completed and the new Denver office space was placed in service in late 2005.

     The costs of the collateral finance facilities amounted to $30.5 million in the first quarter ended March 31, 2006 compared to $6.2 million in the same period of 2005. The increase is due to the impact of the Regulation XXX transactions (relating to Orkney Re II (as defined herein) and HSBC II (as defined herein)) which closed in December 2005 and the full impact of Orkney Re I transaction that closed in February 2005. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America segment.

Life Reinsurance International

                                                      Three months ended
                                                   ------------------------
                                                    March 31,    March 31,
                                                      2006         2005
                                                   ----------   -----------
Premiums earned, net..........................      $ 20,103    $  26,585
Investment income, net.........................        2,989        2,590
Realized gains (losses).........................      (1,138)         497
                                                    --------    ---------
Total revenues..................................      21,954       29,672
                                                    --------    ---------

Claims and other policy benefits................      27,183       19,084
Acquisition costs and other
  insurance expenses, net.......................       2,817        2,846
Operating expenses..............................       5,777        5,849
                                                    --------    ---------
Total benefits and expenses.....................      35,777       27,779
                                                    --------    ---------
Income (loss) before income taxes ..............    $(13,823)   $   1,893
                                                    ========    =========


     Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries, broader life insurance markets in the developing world and focused on the reinsurance of short term group life policies and aircrew "loss of license" insurance. In 2005, our Life Reinsurance International Segment became actively engaged in the reinsurance of U.K. and Irish protection business and has been actively seeking to reinsure U.K. and Irish annuity products. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment.

     Net premiums earned during the first quarter ended March 31, 2006 decreased 24% to $20.1 million compared to $26.6 million in the same period in 2005. Premiums earned in the current quarter included a $4.5 million reduction to reflect updated data received from cedants on a number of large treaties and a $5.1 million downward revision of premium estimates on the loss of license business partially offset by earned premium on new UK protection treaties. The adjustment related to the loss of license business had no net income impact as acquisition and claims expenses were adjusted by a similar amount.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Claims and other policy benefits increased by 42% to $27.2 million in the first quarter ended March 31, 2006 from $19.1 million in the same period in 2005. Claims and other policy benefits in the quarter included $2.3 million of adverse mortality experience, a $3.8 million charge due to a reduction in estimated retrocessional recoveries on certain large claims and a charge of $3.0 million related to further anticipated cedant data true-ups. These were partially offset by the adjustment to loss of license noted above.

     Investment income in the first quarter ended March 31, 2006 increased to $3.0 million compared to $2.6 million for the same period in 2005. The increase is due to the income earned on capital contributions received during 2005.

     Operating expenses for the first quarter ended March 31, 2006 were consistent compared with the same period in 2005. An increase in personnel costs in response to the anticipated growth in the Life Reinsurance International Segment was offset by reductions primarily in various professional services costs.

Corporate & Other
                                                       Three months ended
                                                   -----------------------
                                                    March 31,    March 31,
                                                      2006         2005
                                                   ----------   ----------
 Investment income, net.........................   $    2,092   $     358
 Fee income.....................................          716         724
 Realized gains.................................        1,456       1,356
                                                    ---------   ---------
 Total revenues.................................        4,264       2,438
                                                    ---------   ---------
 Acquisition costs and other
 insurance expenses, net........................          306         519
 Operating expenses.............................       10,723       7,048
 Collateral finance facilities
 expense........................................          544       1,235
 Interest expense...............................        2,331       2,886
                                                    ---------   ---------
 Total benefits and expenses....................       13,904      11,688
                                                    ---------   ---------
 Loss before income taxes.......................    $  (9,640)  $  (9,250)
                                                    =========   =========


     The Corporate and Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance segments and includes corporate overhead.

     Investment income arises in the Corporate and Other Segment on capital not specifically allocated to the Life Reinsurance Segments. Investment income will increase or decrease as we raise capital and deploy it in our operating segments. Fee income and acquisition expenses arise from our wealth management operations.

     Operating expenses include the costs of running our principal office in Bermuda, compensation and other costs for our Board of Directors and legal and professional fees, including those in respect of corporate governance. Operating expenses have increased by 52% to $10.7 million in 2006 from $7.0 million in 2005 principally due to increased personnel costs, including recruitment and relocation costs, the costs of option and restricted stock unit awards granted under our equity incentive compensation plans and professional fees.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The collateral finance facilities expense consists of a portion of the Stingray facility.

     Interest expense includes interest on the 4.5% senior convertible notes and the 1.0% dividend payable on the convertible preferred shares of our Hybrid Capital Units. In addition, interest expense in 2005 included $0.8 million in interest expense on the notes issued to the Cypress entities which include Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. These were converted into Class C Warrants on April 7, 2005.

Realized gains (losses)

     During the first quarter ended March 31, 2006, consolidated realized losses amounted to $13.6 million in comparison with realized gains of $3.3 million in the same period in 2005. The major component of the realized losses in the first quarter of 2006 is a loss of $12.2 million due to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold or expected to be transferred from the modified coinsurance arrangement in the Ballantyne Re transaction. Included in realized gains and losses is a gain of $1.2 million for the three months ended March 31, 2006 and a loss of $2.1 million for the same period in 2005, resulting from the mark to market of an interest rate swap. During the first quarter ended March 31, 2006, there were no losses in respect of other than temporary impairments. During the first quarter ended March 31, 2005, we recognized other than temporary impairments of $1.1 million.

Income Taxes

     We determine our income tax provision in accordance with SFAS No. 109 "Accounting for Income Taxes". The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss. The tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from zero to approximately 39%. Income tax expense arises in periods where taxes on subsidiaries with pre-tax income exceed the tax benefit on subsidiaries with pre-tax losses. An income tax benefit arises in periods where the tax benefit on subsidiaries with pre-tax losses exceeds the taxes on subsidiaries with pre-tax income.

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

Financial Condition

Investments

     At March 31, 2006, the portfolio controlled by us consisted of $6.8 billion of fixed income securities, preferred stock and cash. The portfolio controlled by us excludes the assets held by ceding reinsurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded; however, $556.1 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $6.2 billion represents the fixed income and preferred stock portfolios managed by external investment managers and $563.4 million represents other cash balances. At December 31, 2005, the portfolio controlled by us consisted of $6.7 billion of fixed income securities, preferred stock and cash. The majority of these assets were publicly traded; however, $452.9 million represented investments in private securities. Of the total portfolio, $5.4 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $1.3 million represented other cash balances. At March 31, 2006, the average Standard & Poor's rating of the portfolio was "AA", the average effective duration was
3.0 years and the average book yield was 5.1%, as compared with an average rating of " AA ", an average effective duration of 2.9 years and an average book yield of 4.9% at December 31, 2005. At

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


March 31, 2006, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $63.0 million as compared with unrealized appreciation on investments, net of tax and deferred acquisition costs, of $17.9 million at December 31, 2005. The unrealized appreciation (depreciation) on investments is included in our Consolidated Balance Sheet as part of shareholders' equity.

     The table below sets forth the total returns earned by our portfolio for the first quarter ended March 31, 2006, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                           Quarter ended
                                                           March 31, 2006
                                                           --------------
         Portfolio performance.......................         -0.21%
         Customized index............................         -0.50%
         Lehman Brothers Global Bond Index...........         -0.65%
         S&P 500.....................................          4.21%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                            March 31, 2006    December 31, 2005
                                      -----------------------------------------
     Ratings                               $ in              $ in
                                          millions    %     millions      %
                                         ---------   ----   --------    ----
     AAA............................     $2,974.6    44.0%  $ 3,017.4   44.8%
     AA.............................      1,129.0    16.7     1,069.1   15.9
     A..............................      1,668.6    24.7     1,646.9   24.4
     BBB............................        961.4    14.2       977.7   14.5
     BB or below....................         27.7     0.4        28.0    0.4
                                         ---------  ------  ---------  ------
     Total..........................     $6,761.3   100.0%  $ 6,739.1  100.0%
                                         =========  ======  =========  ======

     The following table illustrates the investment portfolio (market value) sector exposure.

                                              March 31, 2006  December 31, 2005
                                              --------------  -----------------
     Sector                                      $ in           $ in
                                               millions   %    millions    %
                                               --------  ---   --------   ----

     U.S. Treasury securities and U.S.
       government agency obligations.........  $   71.9    1.1% $   47.9   0.7%
     Corporate securities....................   2,071.2   30.6   2,057.0  30.5
     Municipal bonds.........................      41.9    0.6      37.6   0.6
     Mortgage and asset backed securities....   3,881.2   57.4   3,150.1  46.7
     Preferred stock.........................     131.7    2.0     133.8   2.0
                                               --------  -----  -------- -----
                                                6,197.9   91.7   5,426.4  80.5
     Cash....................................     563.4    8.3   1,312.7  19.5
                                               --------  -----  -------- -----
     Total...................................  $6,761.3  100.0% $6,739.1 100.0%
                                               ========  =====  ======== =====

     Management reviews securities with material unrealized losses and tests for other-than- temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

     The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of March 31, 2006 and December 31, 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost or cost.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                      March 31, 2006
                            --------------------------------------------------------------------------
                                                      Equal to or greater than
                                Less than 12 months          12 months                   Total
                            --------------------------------------------------------------------------
                              Estimated   Unrealized   Estimated  Unrealized    Estimated   Unrealized
                              fair value     loss      fair value    loss       fair value     loss
                            ------------  ----------   ----------  --------     ----------  ----------
Investment Grade
  Securities:
CMO......................   $    512,078  $ (10,996)    $106,505   $ (2,475)  $    618,583 $ (13,471)
Corporates...............      1,487,116    (61,348)     218,964     (9,252)     1,706,080   (70,600)
Governments..............         66,894     (2,290)       4,125       (185)        71,019    (2,475)
MBS......................        127,466     (5,496)      62,506     (2,959)       189,972    (8,455)
Municipal................         36,493     (1,128)       3,264       (154)        39,757    (1,282)
Other structured
  securities.............        877,623    (17,224)     249,742     (5,967)     1,127,365   (23,191)
Preferred stocks.........         93,633     (3,385)      42,516     (2,172)       136,149    (5,557)
                            ------------   --------      -------      ------   -----------  --------

Total investment grade
  securities.............      3,201,303   (101,867)     687,622    (23,164)     3,888,925  (125,031)
                            ------------   --------     --------   ---------   ----------- ---------

Below investment grade
  securities:
Corporates...............         15,670       (826)         978        (171)       16,648      (997)
Other structured
  securities.............          3,046       (569)       5,119         (31)        8,165      (600)
Preferred stock..........              -          -          666         (31)          666       (31)

Total below investment
  grade securities.......         18,716     (1,395)       6,763        (233)       25,479    (1,628)
                            ------------   --------     --------   ---------   ----------- ---------

Total....................   $  3,220,019  $(103,262)    $694,385   $ (23,397)  $ 3,914,404 $(126,659)
                            ============   ========     ========   ==========  =========== ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                             December 31, 2005
                             ---------------------------------------------------------------------------------
                                                          Equal to or greater than
                                Less than 12 months              12 months                     Total
                             ---------------------------------------------------------------------------------
                              Estimated     Unrealized    Estimated     Unrealized    Estimated     Unrealized
                             fair value       loss       fair value       loss       fair value       loss
                             -----------   -----------   -----------   -----------   -----------   -----------
Investment Grade
  Securities:
CMO......................    $   467,314   $    (4,865)  $    85,305   $    (1,688)  $   552,619   $    (6,553)
Corporates...............      1,132,840       (23,950)       94,218        (2,545)    1,227,058       (26,495)
Governments..............         36,297          (774)        1,999           (71)       38,296          (845)
MBS......................        143,956        (3,383)       42,682        (1,611)      186,638        (4,994)
Municipal................         17,738          (330)        1,621           (68)       19,359          (398)
Other structured
  securities.............      1,028,657       (11,882)      135,341        (3,113)    1,163,998       (14,995)
Preferred stocks.........         98,263        (2,287)       24,106        (1,295)      122,369        (3,582)
                             -----------   -----------   -----------   -----------   -----------   -----------

Total investment grade
  securities.............      2,925,065       (47,471)      385,272       (10,391)    3,310,337       (57,862)
                             -----------   -----------   -----------   -----------   -----------   -----------

Below investment grade
  securities:
Corporates...............         10,676          (655)        1,841           (59)       12,517          (714)
Other structured
  securities.............          3,552          (555)        7,260           (29)       10,812          (584)
Preferred stock..........            392           (12)          340           (19)          732           (31)
                             -----------   -----------   -----------   -----------  ------------   -----------

Total below investment
  grade securities.......         14,620        (1,222)        9,441          (107)       24,061        (1,329)
                             -----------   -----------   -----------   -----------   -----------   -----------

Total....................    $ 2,939,685   $   (48,693)  $   394,713   $   (10,498)  $ 3,334,398   $   (59,191)
                             ===========   ===========   ===========   ===========   ===========   ===========


     At March 31, 2006, our fixed income portfolio had 2,666 positions and $126.7 million of gross unrealized losses. No single position had an unrealized loss greater than $2.0 million. There were $13.9 million of unrealized gains on the remainder of the portfolio. There were 149 private securities in an unrealized loss position totaling $9.3 million in our fixed income portfolio. At December 31, 2005, our fixed income portfolio had 2,493 positions and $59.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.5 million. There were $25.5 million of unrealized gains on the remainder of the portfolio. There were 127 private securities in an unrealized loss position totaling $4.3 million in our fixed income portfolio.

     Based on our analysis of each security whose price has been below market for greater than twelve months, we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of March 31, 2006. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of March 31, 2006, approximately 99% of the gross unrealized losses are associated with investment grade securities.

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $3.8 million at March 31, 2006 and $1.1 million at December 31, 2005. Unrealized losses on non-investment grade securities amounted to $1.6 million and $1.3 million at March 31, 2006 and December 31, 2005, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.2 million at March 31, 2006 and $0.1 million at December 31, 2005 had been in an unrealized loss position for a period greater than one year, but not greater than 2 years.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     The following tables illustrate the industry analysis of the unrealized losses at March 31, 2006 and December 31, 2005.

                                                          March 31, 2006
                                  ----------------------------------------------------------------
                                   Amortized            Estimated            Unrealized
                                      Cost        %    Fair Value        %     Loss         %
                                   ---------    ----   ----------      -----  ----------   -----
 Industry
 --------
 Mortgage and asset backed
    securities..................   $1,989,803    49.2%  $1,944,085     49.7%  $ (45,718)    36.1%
 Banking........................      315,975     7.8      305,469      7.8     (10,506)     8.3
 Communications.................      231,428     5.7      218,525      5.6     (12,903)    10.2
 Consumer noncyclical ..........      174,594     4.3      165,729      4.2      (8,865)     7.0
 Insurance......................      169,376     4.2      163,747      4.2      (5,629)     4.4
 Finance companies .............      155,123     3.8      150,195      3.8      (4,928)     3.9
 Financial other................      129,440     3.2      124,572      3.2      (4,868)     3.8
 Other..........................      875,324    21.8      842,082     21.5     (33,242)    26.3
                                   ----------   -----   ----------    -----   ----------   -----
 Total..........................   $4,041,063   100.0%  $3,914,404    100.0%  $(126,659)   100.0%
                                   ==========   =====   ==========    =====   ==+=======   =====


                                                          December 31, 2005
                                  ----------------------------------------------------------------
                                   Amortized            Estimated            Unrealized
                                      Cost        %    Fair Value        %     Loss         %
                                   ---------    ----   ----------      -----  ----------   -----
 Industry
 --------
 Mortgage and asset backed
    securities..................   $1,941,193    57.2%  $1,914,068     57.4%   $(27,125)  45.8%
 Banking........................      210,360     6.2      206,189      6.2      (4,171)   7.1
 Insurance......................      192,282     5.7      186,480      5.6      (5,802)   9.8
 Financial other................      114,199     3.4      111,488      3.3      (2,711)   4.6
 Brokerage......................      124,998     3.7      122,134      3.7      (2,864)   4.8
 Financial companies............      103,455     3.0      101,663      3.0      (1,792)   3.0
 Communications.................      117,803     3.5      115,767      3.5      (2,036)   3.4
 Other..........................      589,299    17.3      576,609     17.3     (12,690)  21.5
                                   ----------   -----   ----------    -----   --------   -----
 Total..........................   $3,393,589   100.0%  $3,334,398    100.0%   $(59,191) 100.0%
                                   ==========   =====   ==========    =====    ========  =====


     The expected maturity dates of securities that have unrealized losses at March 31, 2006 and December 31, 2005 are presented in the tables below.

                                                          March 31, 2006
                                  ----------------------------------------------------------------
                                   Amortized            Estimated            Unrealized
                                      Cost        %    Fair Value        %     Loss         %
                                   ---------    ----   ----------      -----  ----------   -----
Maturity
--------

Due in one year or less............$  308,392     7.6%  $  304,604      7.8%   $  (3,788)    3.0%
Due in one through five years...... 1,494,544    37.0    1,461,823     37.3      (32,721)   25.8
Due in five through ten years...... 1,316,221    32.6    1,270,855     32.5      (45,366)   35.8
Due after ten years................   921,906    22.8      877,122     22.4      (44,784)   35.4
                                   ----------   -----   ----------    -----    ---------   -----
Total..............................$4,041,063   100.0%  $3,914,404    100.0%   $(126,659)  100.0%
                                   ==========   =====   ==========    =====    =========   =====


                                       30

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


                                                               December 31, 2005
                                         ----------------------------------------------------------------
                                                                Estimated            Unrealized
   Maturity                                Book Value     %     Fair Value    %        Loss          %
   --------                               -----------   ------  ----------   -----    ----------   -----

   Due in one year or less.............   $    269,410     7.9% $   267,712    8.0% $  (1,698)      2.9%
   Due in one through five years.......      1,659,946    48.9    1,636,102   49.1    (23,844)     40.3
   Due in five through ten years.......        925,650    27.3      905,973   27.2    (19,677)     33.2
   Due after ten years.................        538,583    15.9      524,611   15.7    (13,972)     23.6
                                          ------------   -----  -----------  -----   ---------    -----
   Total...............................   $  3,393,589   100.0% $ 3,334,398  100.0%  $(59,191)    100.0%
                                          ============   =====  ===========  =====   =========    =====


     At March 31, 2006, there were 1,950 securities with unrealized loss positions all of which were less than $2.0 million. At December 31, 2005, there were 1,698 securities with unrealized loss positions, all of which were less than $0.5 million.

     At March 31, 2006, there was one security with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.5 million. At December 31, 2005, there was one security with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.5 million.

     The following tables provide details of the sales proceeds, realized loss, length of time the security has been in an unrealized loss position and reason for sale for those securities sold at a loss during the periods ended March 31, 2006 and 2005. These tables exclude gains or losses from modified coinsurance portfolios, foreign exchange and swaps or other derivatives.


                                                      Three months ended March 31, 2006
                      -----------------------------------------------------------------------------------------------
                         Credit Concern            Relative Value              Tactical                   Total
                      -------------------      --------------------     ---------------------     --------------------
Days                  Proceeds       Loss      Proceeds       Loss       Proceeds      Loss       Proceeds       Loss
                      --------      ------     --------      ------     ---------     -------     --------      ------

0-90..........       $   2,821    $    (19)   $ 52,679     $    (22)    $  41,523   $   (171)   $  97,023    $   (212)
91-180........           2,729         (59)      9,635         (266)       13,632       (374)      25,996        (699)
181-270.......           6,124        (678)      1,255          (19)          856        (47)       8,235        (744)
Greater than 270         2,300        (314)     14,054         (303)        9,751       (177)      26,105        (794)
                     ---------    --------    --------     --------     ---------   --------    ---------    ---------
Total.........       $  13,974    $ (1,070)   $ 77,623     $   (610)    $  65,762   $   (769)   $ 157,359    $  (2,449)
                     =========    ========    ========     ========     =========   ========    =========    =========



Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations



                                                   Three months ended March 31, 2005
                      -------------------------------------------------------------------------------------------
                         Credit Concern         Relative Value              Tactical                  Total
                      -------------------     ------------------     ---------------------    --------------------
Days                  Proceeds       Loss     Proceeds     Loss       Proceeds    Loss        Proceeds       Loss
                      --------      ------    --------    ------     ---------   -------      --------      ------

0-90..........       $   2,151    $   (302)   $11,624   $   (89)     $ 94,537     $  (608)     $108,312    $   (999)
91-180........             290         (26)     3,983       (11)            -           -         4,273         (37)
181-270.......             981         (51)        -          -            81          (1)        1,062         (52)
Greater than 270            54         (11)        -          -             -           -            54         (11)
                     ---------    --------   --------   --------     ---------    -------      ---------   ---------
Total.........       $   3,476    $   (390)   $15,607   $  (100)     $ 94,618     $  (609)     $113,701    $ (1,099)
                     =========    ========   ========   ========     =========    ========     =========   =========

Funds withheld at interest

     Funds withheld at interest arise on contracts written under modified coinsurance agreements and funds withheld coinsurance agreements. In substance, these agreements are identical to coinsurance treaties except that the ceding company retains control of and title to, the assets. The deposits paid to the ceding company by the underlying policyholders are held in a segregated portfolio and managed by the ceding company or by investment managers appointed by the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies' statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.

     At March 31, 2006, the funds withheld at interest totaled $2.6 billion with an average rating of "A", an average effective duration of 4.7 years and an average book yield of 5.7%, as compared to $2.6 billion with an average rating of "A+", an average effective duration of 5.1 years and an average book yield of 5.6% at December 31, 2005. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $2.5 billion and $2.6 billion at March 31, 2006 and December 31, 2005, respectively.

     At March 31, 2006 and December 31, 2005, funds withheld at interest were in respect of seven contracts with five ceding companies. At March 31, 2006, we had three contracts with Lincoln National Life Insurance Company that accounted for $1.3 billion or 50% of the funds withheld balances. Additionally we had one contract with Security Life of Denver International Limited that accounted for $0.6 billion or 26% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion or 23% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from A.M. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $2.4 billion at March 31, 2006 and December 31, 2005.

     The investment objectives for these arrangements are included in the modified coinsurance and funds withheld coinsurance agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


maximum percentage of below investment grade securities is 10%, and other guidelines limit risk, ensure issuer and industry diversification, and maintain liquidity and overall portfolio credit quality.

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

                                                            March 31, 2006           December 31, 2005
                                                       ---------------------    -------------------------
         Ratings                                       $ in millions     %      $ in millions         %
         -------                                        -----------    -----      ----------       -----

         AAA......................................      $     630.6     24.9%     $    705.9        27.4%
         AA.......................................            146.4      5.8           146.0         5.7
         A........................................            736.7     29.1           741.6        28.9
         BBB......................................            829.5     32.8           785.8        30.6
         BB or below..............................             78.0      3.1            78.0         3.0
                                                        -----------    -----      ----------       -----
                                                            2,421.2     95.7         2,457.3        95.6
         Commercial mortgage loans................            108.0      4.3           112.6         4.4
                                                        -----------    -----      ----------       -----
     Total....................................          $   2,529.2    100.0%     $  2,569.9       100.0%
                                                        ===========    =====      ==========       =====

     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                                           March 31, 2006             December 31, 2005
                                                       ---------------------       ------------------------
         Sector                                        $ in millions     %         $ in millions        %
         ------                                        -------------   -----       -------------      -----
         U.S. Treasury securities and U.S. $
            government agency obligations......         $    195.1       7.7%     $       62.3       2.4%
         Corporate securities..................            1,564.5      61.9           1,634.4      63.6
         Municipal bonds.......................               31.4       1.2              33.0       1.3
         Mortgage and asset backed securities..              583.2      23.1             595.1      23.1
         Commercial mortgage loans.............              108.0       4.3             112.5       4.4
         Cash..................................               47.0       1.8             132.6       5.2
                                                        -----------    -----      ------------     -----
         Total.....................................     $  2,529.2     100.0%     $    2,569.9     100.0%
                                                        ===========    =====      ============     =====

Liquidity and Capital Resources

Cash flow

     Cash provided by operating activities amounted to $69.6 million in the first quarter ended March 31, 2006 compared to cash of $87.6 million provided by operating activities in the same period of 2005. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business.

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

     Net cash used in investing activities was $0.9 billion and $1.0 billion in the first quarter ended March 31, 2006 and the comparable period in 2005, respectively. The decrease in cash used in investing activities principally relates to the purchases of fixed maturity securities. In the current year, these were primarily related to the investment of the proceeds of the Regulation XXX transactions closed in December 2005 and the excess cash generated by operating and financing activities. In the same quarter in 2005 these were primarily related to the investment of the proceeds of the ING acquisition, the collateral finance facilities and the excess cash generated by operating and financing activities.

     Net cash provided by financing activities was $67.1 million in the first quarter ended March 31, 2006 and $913.8 million in the same period of 2005. The 2005 financings included $850.0 million raised in collateral finance facilities.

The Holding Company

     We are a holding company whose primary uses of liquidity include, but are not limited to, the immediate capital needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. See Note 10, "Debt Obligations" in the Notes to the Consolidated Financial Statements to our 2005 Annual Report on Form 10-K. The primary sources of our liquidity include proceeds from our capital raising efforts, interest income on corporate investments and dividends from operating subsidiaries. As we continue our expansion efforts, we will continue to be dependent upon these sources of liquidity.



Capital

     At March 31, 2006, total capitalization was $1.6 billion compared to $1.7 billion at December 31, 2005. Total capitalization is analyzed as follows:

                                         March 31, 2006    December 31, 2005
                                        --------------    -----------------
         Shareholders' equity.........   $   1,240,978     $   1,271,712
         Mezzanine equity.............         143,207           143,057
         Long-term debt...............         244,500           244,500
                                         -------------     -------------
         Total........................   $   1,628,685     $   1,659,269
                                         =============     =============

     The decrease in shareholders' equity is principally due to the other comprehensive loss of $45.4 million. Other comprehensive income consists of the unrealized appreciation (depreciation) on investments (net of taxes and deferred acquisition costs) and the cumulative translation adjustment arising from the translation of our balance sheet at exchange rates as of March 31, 2006.

Shareholder dividends

     Historically, we have paid quarterly dividends of $0.05 per ordinary share and have paid quarterly dividends on our non-cumulative perpetual preferred shares during the first quarter of 2006. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Collateral

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit and certain reinsurance transactions. With reinsurance transactions, the need for collateral or letters of credit arises in five ways:

     o Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited or Scottish Re Limited enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit to enable the ceding company to obtain reserve credit for the reinsurance transaction;

     o Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from us or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit;

     o Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may still agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby doing transactions that would otherwise be unavailable or would be available only on significantly less attractive terms.

     Assets placed in trust continue to be owned by us, but their use is restricted based on terms of the trust agreements. We have a number of facilities in place to provide collateral requested for our reinsurance business.

Credit Facilities

     Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited have a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks. The facility may be increased, at our option, to an aggregate principal amount of $300.0 million. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at March 31, 2006. Outstanding letters of credit under this facility amounted to $56.5 million at March 31, 2006. In the second quarter of 2006, we expect to make use of this facility to finance a $120 million capital contribution by Scottish Annuity & Life Insurance Company (Cayman) Ltd. in Scottish Re (U.S.), Inc. A significant portion of this contribution relates to Scottish Re (U.S.), Inc.'s investment in Orkney Holdings LLC and Orkney Re, Inc. In March 2006, the Delaware Insurance Department raised a question as to whether the carrying value of these entities for statutory reporting purposes should be zero rather than the carrying value computed in accordance with generally accepted accounting principles, which carrying value was reflected in Scottish Re (U.S.), Inc.'s statutory financial statements for year end 2005 filed in February 2006. Pending Scottish Re (U.S.), Inc.'s discussions with the Delaware Insurance Department on the issue, we have assumed the lower valuation and therefore plan to arrange the additional capital contribution.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     Scottish Re (Dublin) Limited has a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased, at our option, to an aggregate principal amount of $50.0 million. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited. There were no outstanding borrowings or letters of credit at March 31, 2006.

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

     Failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At March 31, 2006, we were in compliance with the financial covenants noted in the preceding paragraphs.

     We also have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell agency mortgage backed securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to one-month LIBOR. This agreement is renewable monthly at the discretion of the broker/dealer. At March 31, 2006 and December 31, 2005, there were no borrowings under this agreement.


ING Collateral Arrangement

     ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to XXX reserve requirements for our existing business, as well as, the business acquired from ING. We completed three financing solutions relating to these requirements in December 2005 and one in May 2006. All Regulation XXX business has been permanently financed with alternative sources and the only obligation left for ING is related to the Regulation AXXX business.

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

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


Stingray

     On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under intercompany quota share reinsurance agreements and at March 31, 2006, $54.4 million was in use for this purpose. The put premium incurred during the quarter ended March 31, 2006 amounted to $1.2 million, and is included in collateral finance facilities expense in the consolidated statements of income. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and as a result we are not required to consolidate Stingray.

Orkney Re, Inc.

     On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company ("Orkney I"), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney I organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. All of the ordinary shares of Orkney I are owned by Scottish Re (U.S.), Inc. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

     The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At March 31, 2006, the interest rate was 5.53%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

     In accordance with FIN 46R, Orkney I, is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney I has been consolidated in these financial statements. The assets of Orkney I have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney I as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Orkney Re II plc

     On December 21, 2005, Orkney Re II plc, an orphan special purpose vehicle incorporated under the laws of Ireland ("Orkney II"), whose issued ordinary shares are held by a share trustee and its

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


nominees in trust for charitable purposes, issued in a private offering $450.0 million of debt to external investors. The debt consisted of $382.5 million Series A-1 Floating Rate Guaranteed Notes (the "Series A Notes"), $42.5 million in aggregate principal amount of Series A-2 Floating Rate Notes (the "Series B Notes"), and $25.0 million Series B Floating Rate Notes, all due December 31, 2035 (collectively, the "Orkney II Notes"). The Orkney II Notes are listed on the Irish Stock Exchange. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2004 reinsured by Scottish Re (U.S.), Inc. to Orkney II. Proceeds from the Orkney II Notes have been deposited into a series of trusts that collateralize the notes.

     The holders of the Orkney II Notes cannot require repayment from us or any of our subsidiaries, only from Orkney II. Assured Guaranty (UK) Ltd. has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035 of the Series A-1 Notes.

     Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.425% for the Series A-1 Notes, three month LIBOR plus 0.73% for the Series A-2 Notes, and three month LIBOR plus 3.0% for the Series B Notes. At March 31, 2006, the interest rate on the Series A-1 Notes was 5.425%, Series A-2 Notes was 5.73%, and Series B Notes was 8%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

     In accordance with FIN 46R, Orkney II is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney II has been consolidated in these financial statements. The assets of Orkney II have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney II as investment income and the cost of the facility is reflected in collateral finance facilities expense.

HSBC II

     On December 22, 2005, we entered into a second collateral finance facility with HSBC Bank USA, N.A ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in these financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

Reinsurance Facility

     On December 22, 2005, we entered into a long term reinsurance facility ("Reinsurance Facility") with a third party Bermuda-domiciled reinsurer that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. All risks and returns arising out of the underlying book of business are retained by us.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     At March 31, 2006, we had $2.0 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney I and Orkney II transactions. In connection with these transactions, we have assets in trust of approximately $2.7 billion that represent assets supporting both the economic and excess reserves and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

Ballantyne Re plc

     On May 2, 2006, Ballantyne Re plc, an orphan special purpose vehicle incorporated under the laws of Ireland issued in a private offering $1.71 billion of debt to external investors and $210.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. The debt issued to external investors consisted of $250.0 million of Class A-1 Floating Rate Notes, $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series A, $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series B, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series A, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series B, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series C, $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series D, $10.0 million of Class B-1 7.51244 % Subordinated Notes, $40.0 million of Class B-2 Subordinated Floating Rate Notes, and $10.0 million of Class C-1 Subordinated Variable Interest Rate Notes (collectively, the "Notes"). The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $40.0 million of Class C-1 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to sell to external investors, and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes"; and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

     Interest on the principal amount of the Ballantyne Notes is payable in intervals ranging from every 28 days to monthly to annually, depending on the note, initially at a rate equivalent to one-month LIBOR plus 0.61% for the Class A-1 Floating Rate Notes (and after May 2, 2022, one-month LIBOR plus 1.22%), one-month LIBOR plus 0.31% for the Class A-2 Floating Rate Guaranteed Notes Series A (and after May 2, 2027, one-month LIBOR plus 0.62%), one-month LIBOR plus 0.36% for the Class A-2 Floating Rate Guaranteed Notes Series B (and after May 2, 2027, one-month LIBOR plus 0.72%), 4.99%, 4.99%, 5.00% and 5.01% for
Series A, Series B, Series C, and Series D of the Class A-3 Notes, respectively (with the rate on the Class A-3 Notes to reset every 28 days), 7.51244% for the Class B-1 Subordinated Notes, one-month LIBOR plus 2.00% for the Class B-2 Subordinated Floating Rate Notes, and a variable rate based on performance of the underlying block of business for the Class C-1 Subordinated Variable Interest Rate Notes and the Class C-2 Subordinated Variable Interest Rate Notes.

     Proceeds from this offering were used to fund the Regulation XXX reserve requirements for the business acquired from ING. $1.65 billion of the proceeds from the Ballantyne Notes have been deposited into a series of accounts that collateralize the reserve obligations of Scottish Re (U.S.), Inc.

     The holders of the Ballantyne Notes cannot require repayment from us or any of our subsidiaries. The timely payment of the scheduled interest payments and the principal on the maturity date of Series A of the Class A-2 Notes and Series A, Series B, Series C, Series D and, if issued, Series E of the Class A-3 Notes has been guaranteed by Ambac Assurance UK Limited. The timely payment of the scheduled interest payments and the principal on the maturity date of Series B of the Class A-2 Notes and, if issued, Series F of the Class A-3 Notes has been guaranteed by Assured Guaranty (UK) Ltd.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     In accordance with FIN 46R, Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re will be consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re will be recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income will include the investment return of Ballantyne Re as investment income and the cost of the facility will be reflected in collateral finance facilities expense.

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

New Accounting Standards

     In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R) which requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. We adopted SFAS No. 123(R) on January 1, 2006.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


     In February 2006, the FASB issued SFAS No. 155, which resolves issues addressed in SFAS No. 133 Implementation Issue No. D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets." SFAS No. 155 is effective for all financial instruments acquired or issued in a fiscal year beginning after September 15, 2006. Implementation of this policy would not currently have a material impact on our financial position or our operating results; however we will consider this pronouncement in future transactions.

Forward-Looking Statements

     Some of the statements contained in this report are not historical facts and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", "may", "will", "continue", "project", and similar expressions, as well as statements in the future tense, identify forward-looking statements.

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

     o the competitive environment in which we operate and associated pricing pressures; and

     o    changes in accounting principles.

     The effects of these factors are difficult to predict. New factors emerge from time to time and we cannot assess the financial impact of any such factor on our business or the extent to which any factor, or combination of factors, may cause results to differ materially from those contained in any forward-looking statement. Any forward-looking statement speaks only as of the date of this report and we do not undertake any obligation, other than as may be required under the Federal securities laws, to update any forward looking statements to reflect events or circumstances after the date of such statement or to reflect the occurrence of unanticipated events.

     Item 3. Quantitative and Qualitative Disclosures about Market Risk

     There have been no material changes since December 31, 2005. Please refer to "Item 7A: Quantitative and Qualitative Disclosures about Market Risk" in our 2005 Annual Report.

     Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures
------------------------------------------------

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2006 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

     Item 1a. Risk Factors

       Not applicable.

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

                                        SCOTTISH RE GROUP LIMITED

Date: May 10, 2006                      By: /s/ Scott E. Willkomm
                                        -------------------------
                                           Scott E. Willkomm
                                           President and Chief Executive Officer


Date: May 10, 2006                      By: /s/ Dean E. Miller
                                        ----------------------
                                           Dean E. Miller
                                           Chief Financial Officer