Form 10-Q
period 2006-06-30
SCOTTISH RE GROUP LTD
filed 2006-08-15
CIK 1064122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

[X] Quarterly Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2006

[  ] Transition Report Pursuant to Section 13 or 15(d)
of the Securities Exchange Act of 1934
For the Transition period from            to

Commission File Number: 001-16855

SCOTTISH RE GROUP LIMITED

(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	98-0362785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

P.O. Box HM 2939
Crown House, Third Floor
4 Par-la-Ville Road
Hamilton HM08
Bermuda

(Address of Principal Executive Offices)

Not Applicable

(Zip Code)

(441) 295-4451

(Registrant’s telephone number, including area code)

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

Yes     No

Indicate by checkmark whether the registrant is a large accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer’’ and ‘‘large accelerated filer’’ in Rule 12b-2 of the Exchange Act.

Large accelerated filer	Accelerated filer	Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes        No

As of August 11, 2006, the Registrant had 53,745,156 ordinary shares outstanding.

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

SCOTTISH RE GROUP LIMITED
 CONSOLIDATED BALANCE SHEETS

(Expressed in Thousands of United States dollars, except share data)

	June 30, 2006 (unaudited)	December 31, 2005
ASSETS
Fixed maturity investments, available for sale, at fair value (Amortized cost $8,308,186; 2005 – $5,323,488)	$8,126,980	$5,292,595
Preferred stock, available for sale, at fair value (Cost $135,660; 2005 – $137,271)	128,137	133,804
Cash and cash equivalents	1,563,341	1,420,205
Other investments	64,701	54,619
Funds withheld at interest	2,175,141	2,597,416
Total investments	12,058,300	9,498,639
Accrued interest receivable	71,411	44,012
Reinsurance balances and risk fees receivable	306,454	325,372
Deferred acquisition costs	643,211	594,583
Amount recoverable from reinsurers	532,000	551,288
Present value of in-force business	52,924	54,743
Goodwill	34,125	34,125
Other assets	124,349	87,198
Deferred tax assets	5,901	55,453
Segregated assets	776,048	760,707
Total assets	$14,604,723	$12,006,120
LIABILITIES
Reserves for future policy benefits	$4,101,799	$3,477,222
Interest sensitive contract liabilities	4,089,373	3,907,573
Collateral finance facilities	3,725,161	1,985,681
Payable under reverse repurchase agreement	64,856	—
Accounts payable and other liabilities	71,528	83,130
Reinsurance balances payable	187,438	114,078
Current income tax payable	3,487	9,155
Long term debt	244,500	244,500
Segregated liabilities	776,048	760,707
Total liabilities	13,264,190	10,582,046
MINORITY INTEREST	9,284	9,305
MEZZANINE EQUITY	143,359	143,057
SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01:
Issued: 53,745,156 shares (2005 – 53,391,939)	537	534
Preferred shares, par value $0.01:
Issued: 5,000,000 shares (2005 – 5,000,000)	125,000	125,000
Additional paid-in capital	903,422	893,767
Prepaid variable share forward contract	110,031	—
Accumulated other comprehensive loss	(95,799)	(9,991)
Retained earnings	144,699	262,402
Total shareholders’ equity	1,187,890	1,271,712
Total liabilities, minority interest, mezzanine equity and shareholders’ equity	$14,604,723	$12,006,120

See Accompanying Notes to Consolidated Financial Statements (unaudited)

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(UNAUDITED)

(Expressed in Thousands of United States dollars, except share data)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Revenues
Premiums earned	$444,942	$436,893	$893,963	$900,573
Investment income, net	147,977	83,554	276,999	164,033
Fee income	4,639	2,785	8,372	6,409
Realized gains (losses), net	(11,298)	934	(24,899)	4,229
Change in value of embedded derivatives, net	7,366	(22,120)	17,512	(16,635)
Total revenues	593,626	502,046	1,171,947	1,058,609
Benefits and expenses
Claims and other policy benefits	372,101	311,493	746,564	674,766
Interest credited to interest sensitive contract liabilities	55,399	31,723	98,100	62,365
Acquisition costs and other insurance expenses, net	104,872	122,494	192,403	214,136
Operating expenses	39,365	26,500	70,457	51,069
Collateral finance facilities expense	47,236	11,821	78,323	19,241
Interest expense	7,066	4,813	11,959	10,407
Total benefits and expenses	626,039	508,844	1,197,806	1,031,984
Income (loss) before income taxes and minority interest	(32,413)	(6,798)	(25,859)	26,625
Income tax benefit (expense)	(89,043)	8,187	(81,586)	8,555
Income (loss) before minority interest	(121,456)	1,389	(107,445)	35,180
Minority interest	(134)	202	(296)	(169)
Net income (loss)	(121,590)	1,591	(107,741)	35,011
Dividend declared on non-cumulative perpetual preferred shares	(2,265)	—	(4,531)	—
Imputed dividend on prepaid variable share forward contract	(72)	—	(72)	—
Net income (loss) available to ordinary shareholders	$(123,927)	$1,591	$(112,344)	$35,011
Earnings (loss) per ordinary share – Basic	$(2.31)	$0.04	$(2.10)	$0.84
Earnings (loss) per ordinary share – Diluted	$(2.31)	$0.03	$(2.10)	$0.76
Dividends declared per ordinary share	$0.05	$0.05	$0.10	$0.10
Weighted average number of ordinary shares outstanding
Basic	53,720,242	43,462,385	53,578,152	41,726,320
Diluted	53,720,242	47,136,889	53,578,152	46,179,275

See Accompanying Notes to Consolidated Financial Statements (unaudited)

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

(Expressed in Thousands of United States dollars)

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Net income (loss)	$(121,590)	$1,591	$(107,741)	$35,011
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on investments	(56,635)	48,879	(105,714)	26,187
Add: reclassification adjustment for investment losses (gains) included in net income	7,050	(319)	11,002	(1,339)
Net unrealized appreciation (depreciation) on investments net of income tax benefit (expense) and deferred acquisition costs of $25,888, $(36,364), $59,696, and $(10,883)	(49,585)	48,560	(94,712)	24,848
Cumulative translation adjustment	9,172	(4,212)	8,904	(6,401)
Other comprehensive income (loss)	(40,413)	44,348	(85,808)	18,447
Comprehensive income (loss)	$(162,003)	$45,939	$(193,549)	$53,458

See Accompanying Notes to Consolidated Financial Statements (unaudited)

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(UNAUDITED)

(Expressed in Thousands of United States dollars, except share data)

	Six months ended
	June 30, 2006	June 30, 2005
Ordinary shares:
Beginning of period	53,391,939	39,931,145
Issuance to employees on exercise of options	353,217	145,000
Issuance on exercise of warrants	—	5,377,327
End of period	53,745,156	45,453,472
Preferred shares:
Beginning of period	5,000,000	—
Non cumulative perpetual preferred shares issued	—	5,000,000
End of period	5,000,000	5,000,000
Share capital:
Ordinary shares:
Beginning of period	$534	$399
Issuance to employees on exercise of options	3	1
Issuance on conversion of warrants	—	54
End of period	537	454
Preferred shares:
Beginning of period	125,000	—
Non cumulative perpetual preferred shares issued	—	125,000
End of period	125,000	125,000
Additional paid-in capital:
Beginning of period	893,767	684,719
Conversion of 7.00% Convertible Junior Subordinated Notes	—	42,061
Issuance to employees on exercise of options	5,010	1,810
Costs of issue of perpetual preferred shares	—	(4,214)
Option and restricted stock unit expense	4,645	2,474
End of period	903,422	726,850
Prepaid variable share forward contract:
Beginning of period	—	—
Prepayment on variable share forward contract	110,031	—
End of period	110,031	—
Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) on investments
Beginning of period	(17,879)	13,661
Change in period (net of tax and deferred acquisition costs)	(94,712)	24,848
End of period	(112,591)	38,509
Cumulative translation adjustment
Beginning of period	7,888	17,943
Change in period (net of tax)	8,904	(6,401)
End of period	16,792	11,542
Total accumulated other comprehensive income (loss)	(95,799)	50,051
Retained earnings:
Beginning of period	262,402	145,952
Net income (loss)	(107,741)	35,011
Dividends declared on ordinary shares	(5,359)	(4,431)
Dividends declared on non-cumulative perpetual preferred shares	(4,531)	—
Imputed dividend on prepaid variable share forward contract	(72)	—
End of period	144,699	176,532
Total shareholders’ equity	$1,187,890	$1,078,887

See Accompanying Notes to Consolidated Financial Statements (unaudited)

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

(Expressed in Thousands of United States dollars)

	Six months ended
	June 30, 2006	June 30, 2005
Operating activities
Net income (loss)	$(107,741)	$35,011
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Net realized (gains) losses	24,899	(4,229)
Change in value of embedded derivatives, net	(17,512)	16,635
Amortization of discount on investments	8,169	9,347
Amortization of deferred acquisition costs	48,149	33,685
Amortization of present value of in-force business	1,819	3,380
Changes in assets and liabilities:
Accrued interest receivable	(26,759)	(7,754)
Reinsurance balances and risk fees receivable	95,687	(3,538)
Deferred acquisition costs	(78,642)	(93,264)
Deferred tax asset	92,454	—
Other assets	(13,571)	(73,694)
Current income tax payable	(6,043)	—
Reserves for future policy benefits, net of amounts recoverable from reinsurers	591,927	175,598
Interest sensitive contract liabilities, net of funds withheld at interest	484,732	38,476
Accounts payable and other liabilities	(11,535)	47,471
Other	6,763	5,890
Net cash provided by operating activities	1,092,796	183,014
Investing activities
Purchase of fixed maturity investments	(3,724,315)	(2,326,016)
Proceeds from sales of fixed maturity investments	510,211	506,872
Proceeds from maturity of fixed maturity investments	222,620	259,688
Purchase of preferred stock investments	(7,368)	(8,348)
Proceeds from sales of preferred stock investments	8,470	2,076
Proceeds from maturity of preferred stock investments	28	—
Purchase/sale of other investments	(10,436)	—
Other	(5,391)	(12,386)
Net cash used in investing activities	(3,006,181)	(1,578,114)
Financing activities
Proceeds from collateral finance facilities	1,739,480	850,000
Deposits to interest sensitive contract liabilities	278,298	131,059
Withdrawals from interest sensitive contract liabilities	(131,195)	(57,985)
Proceeds from issuance of ordinary shares	5,013	1,811
Proceeds from exercise of Class C warrants	—	538
Proceeds from prepaid variable share forward contract	109,959	—
Proceeds from reverse repurchase agreement	64,856	—
Dividends paid	(9,890)	(4,431)
Net cash provided by financing activities	2,056,521	920,992
Net change in cash and cash equivalents	143,136	(474,108)
Cash and cash equivalents, beginning of period	1,420,205	794,639
Cash and cash equivalents, end of period	$1,563,341	$320,531

See Accompanying Notes to Consolidated Financial Statements (unaudited)

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
JUNE 30, 2006
(UNAUDITED)

1.    Basis of presentation

Accounting Principles — The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘GAAP’’) and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 (‘‘2005 Annual Report’’).

Consolidation — We consolidate the results of all of our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

Estimates, Risks and Uncertainties — The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used by management. Our most significant assumptions are for assumed reinsurance liabilities, premiums receivable, deferred acquisition costs, realization of deferred tax assets and valuation of investment impairments. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

All tabular amounts are reported in thousands of United States dollars, except share and per share data, or as otherwise noted.

Certain prior period amounts have been reclassified to conform to the current period presentation.

2.    New accounting pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FASB Interpretation No. 48 (‘‘FIN 48’’), ‘‘Accounting for Uncertainty in Income Taxes’’. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, ‘‘Accounting for Income Taxes.’’ Tax positions must meet a ‘‘more likely than not’’ recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

2.    New accounting pronouncements   (continued)

FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140

In March 2006, the FASB issued Statement No. 156 (‘‘SFAS No. 156’’), ‘‘Accounting for Servicing of Financing Assets’’, which permits an entity to choose either of the following measurement methods for each class of separately recognized servicing assets and servicing liabilities:

•	Amortization method — amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. This method is consistent with current subsequent measurement guidance for servicing rights.

•	Fair value measurement method — measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently assessing the impact of SFAS No. 156 on our results of operations and financial position.

3.    Business segments

We measure segment performance primarily based on income or loss before income taxes and minority interest. Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, ‘‘Disclosures about Segments of an Enterprise and Related Information’’. Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:

	Three months ended June 30, 2006
	Life Reinsurance
	North America	International	Corporate & Other	Total
Premiums earned	$407,549	$37,393	$—	$444,942
Investment income, net	136,763	8,971	2,243	147,977
Fee income	3,879	—	760	4,639
Realized gains (losses), net	(5,479)	(6,908)	1,089	(11,298)
Change in value of embedded derivatives, net	7,366	—	—	7,366
Total revenues	550,078	39,456	4,092	593,626
Claims and other policy benefits	338,626	33,475	—	372,101
Interest credited to interest sensitive contract liabilities	55,399	—	—	55,399
Acquisition costs and other insurance expenses, net	97,280	6,185	1,407	104,872
Operating expenses	14,538	7,874	16,953	39,365
Collateral finance facilities expense	45,891	—	1,345	47,236
Interest expense	3,038	—	4,028	7,066
Total benefits and expenses	554,772	47,534	23,733	626,039
(Loss) before income taxes and minority interest	$(4,694)	$(8,078)	$(19,641)	$(32,413)

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

3.    Business segments   (continued)

	Three months ended June 30, 2005
	Life Reinsurance
	North America	International	Corporate & Other	Total
Premiums earned	$408,877	$28,016	$—	$436,893
Investment income, net	80,956	2,352	246	83,554
Fee income	2,007	—	778	2,785
Realized gains (losses), net	2,208	88	(1,362)	934
Change in value of embedded derivatives, net	(22,120)	—	—	(22,120)
Total revenues	471,928	30,456	(338)	502,046
Claims and other policy benefits	293,599	17,894	—	311,493
Interest credited to interest sensitive contract liabilities	31,723	—	—	31,723
Acquisition costs and other insurance expenses, net	117,927	4,053	514	122,494
Operating expenses	10,221	7,285	8,994	26,500
Collateral finance facilities expense	10,448	—	1,373	11,821
Interest expense	2,657	—	2,156	4,813
Total benefits and expenses	466,575	29,232	13,037	508,844
Income (loss) before income taxes and minority interest	$5,353	$1,224	$(13,375)	$(6,798)

	Six months ended June 30, 2006
	Life Reinsurance
	North America	International	Corporate & Other	Total
Premiums earned	$836,467	$57,496	$—	$893,963
Investment income, net	260,704	11,960	4,335	276,999
Fee income	6,896	—	1,476	8,372
Realized gains (losses), net	(19,398)	(8,046)	2,545	(24,899)
Change in value of embedded derivatives, net	17,512	—	—	17,512
Total revenues	1,102,181	61,410	8,356	1,171,947
Claims and other policy benefits	685,906	60,658	—	746,564
Interest credited to interest sensitive contract liabilities	98,100	—	—	98,100
Acquisition costs and other insurance expenses, net	181,688	9,002	1,713	192,403
Operating expenses	29,130	13,651	27,676	70,457
Collateral finance facilities expense	76,434	—	1,889	78,323
Interest expense	5,600	—	6,359	11,959
Total benefits and expenses	1,076,858	83,311	37,637	1,197,806
Income (loss) before income taxes and minority interest	$25,323	$(21,901)	$(29,281)	$(25,859)

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

3.    Business segments   (continued)

	Six months ended June 30, 2005
	Life Reinsurance
	North America	International	Corporate & Other	Total
Premiums earned	$845,972	$54,601	$—	$900,573
Investment income, net	158,487	4,942	604	164,033
Fee income	4,907	—	1,502	6,409
Realized gains (losses), net	3,650	585	(6)	4,229
Change in value of embedded derivatives, net	(16,635)	—	—	(16,635)
Total revenues	996,381	60,128	2,100	1,058,609
Claims and other policy benefits	637,787	36,979	—	674,766
Interest credited to interest sensitive contract liabilities	62,365	—	—	62,365
Acquisition costs and other insurance expenses, net	206,205	6,898	1,033	214,136
Operating expenses.	21,894	13,134	16,041	51,069
Collateral finance facilities expense	16,633	—	2,608	19,241
Interest expense	5,365	—	5,042	10,407
Total benefits and expenses	950,249	57,011	24,724	1,031,984
Income (loss) before income taxes and minority interest	$46,132	$3,117	$(22,624)	$26,625

Assets	June 30, 2006	December 31, 2005
Life Reinsurance
North America	$12,346,058	$10,472,863
International	1,062,526	460,888
Total Life Reinsurance	13,408,584	10,933,751
Corporate & Other	1,196,139	1,072,369
Total	$14,604,723	$12,006,120

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

4.    Earnings per ordinary share

The following table sets forth the computation of basic and diluted earnings per ordinary share.

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Numerator:
Net income (loss)	$(121,590)	$1,591	$(107,741)	$35,011
Dividend declared on non-cumulative perpetual preferred shares	(2,265)	—	(4,531)	—
Imputed dividend on prepaid variable share forward contract	(72)	—	(72)	—
Net income (loss) available to ordinary shareholders	$(123,927)	$1,591	$(112,344)	$35,011
Denominator:
Denominator for basic earnings per ordinary share — weighted average number of ordinary shares	53,720,242	43,462,385	53,578,152	41,726,320
Effect of dilutive securities
— Stock options and restricted stock units	—	625,438	—	633,360
— Warrants	—	2,776,786	—	3,470,053
— 4.50% senior convertible notes and Hybrid Capital Units	—	272,280	—	349,542
Denominator for dilutive earnings (loss) per ordinary share	53,720,242	47,136,889	53,578,152	46,179,275
Basic earnings (loss) per ordinary share	$(2.31)	$0.04	$(2.10)	$0.84
Diluted earnings (loss) per ordinary share	$(2.31)	$0.03	$(2.10)	$0.76

In accordance with SFAS No. 128, ‘‘Earnings Per Share’’, the exercise of options and warrants or conversion of convertible securities is not assumed unless it would reduce earnings per share or increase loss per share.

5.    Collateral finance facilities

On May 2, 2006, Ballantyne Re plc, an orphan special purpose vehicle incorporated under the laws of Ireland issued in a private offering $1.71 billion of debt to external investors and $210.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. The debt issued to external investors (collectively, the ‘‘Notes’’) consisted of:

•	$250.0 million of Class A-1 Floating Rate Notes,

•	$500.0 million of Class A-2 Floating Rate Guaranteed Notes Series A,

•	$500.0 million of Class A-2 Floating Rate Guaranteed Notes Series B,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series A,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series B,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series C,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series D,

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

5.    Collateral finance facilities   (continued)

•	$10.0 million of Class B-1 7.51244% Subordinated Notes,

•	$40.0 million of Class B-2 Subordinated Floating Rate Notes, and

•	$10.0 million of Class C-1 Subordinated Variable Interest Rate Notes.

The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $40.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the ‘‘SALIC Notes’’; and together with the Notes, the ‘‘Ballantyne Notes’’). Subsequent to the issuance of the Ballantyne Notes, Scottish Annuity & Life Insurance Company (Cayman) Ltd. sold $32.0 million of Class C-1 Subordinated Variable Interest Rate Notes to external investors. Scottish Annuity & Life Insurance Company (Cayman) Ltd. continues to hold $8.0 million Class C-1 Subordinated Variable Interest Rate Notes, which it intends to sell to external investors. Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

Interest on the principal amount of the Ballantyne Notes is payable in intervals ranging from every 28 days to monthly to annually, depending on the note, initially at a rate equivalent to one-month LIBOR plus 0.61% for the Class A-1 Floating Rate Notes (and after May 2, 2022, one-month LIBOR plus 1.22%), one-month LIBOR plus 0.31% for the Class A-2 Floating Rate Guaranteed Notes Series A (and after May 2, 2027, one-month LIBOR plus 0.62%), one-month LIBOR plus 0.36% for the Class A-2 Floating Rate Guaranteed Notes Series B (and after May 2, 2027, one-month LIBOR plus 0.72%), 4.99%, 4.99%, 5.00% and 5.01% for Series A, Series B, Series C, and Series D of the Class A-3 Notes, respectively (with the rate on the Class A-3 Notes to reset every 28 days), 7.51% for the Class B-1 Subordinated Notes, one-month LIBOR plus 2.00% for the Class B-2 Subordinated Floating Rate Notes, and a variable rate based on performance of the underlying block of business for the Class C-1 Subordinated Variable Interest Rate Notes and the Class C-2 Subordinated Variable Interest Rate Notes.

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

In accordance with FASB Interpretation No. 46 (revised December 2003) (‘‘FIN 46R’’), ‘‘Consolidation of Variable Interest Entities’’, Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

5.    Collateral finance facilities   (continued)

consolidated statements of income include the investment return of Ballantyne Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.

6.    Commitments

Credit facilities

On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks. This facility replaced a 364-day facility, which was due to mature in October 2005. The facility may be increased to an aggregate principal amount of $300.0 million with the consent of the participating banks. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at June 30, 2006. Outstanding letters of credit under this facility amounted to $51.4 million at June 30, 2006 . As of June 30, 2006, there was $148.6 million of unused commitment under the facility. In light of our second quarter results and recent ratings downgrades, we are not certain at this time whether the lenders under this facility, and the facility referred to below, will honor their commitment to fund any borrowing requests and if so whether they will insist upon collateral for any such funding. We are currently in discussions with representatives of the bank syndicate regarding this credit facility.

On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased to an aggregate principal amount of $50.0 million with the consent of the participating banks. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited. Outstanding letters of credit under this facility amounted to $10.0 million at June 30, 2006. As of June 30, 2006, there was $20.0 million of unused commitment under the facility. We are currently in discussions with representatives of the bank syndicate regarding this credit facility.

The financial covenants of these facilities require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholders’ equity (during any four quarter period, $750.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and maintain the ratio of unencumbered assets to aggregate borrowings under the facilities of 1.2 times borrowings. In addition, these facilities also require Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders’ equity (during any four quarter period, $760.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and a debt to capitalization ratio of less than 30%. For the purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded. The facilities also contain certain covenants on borrowing entities in respect of, among other things, dividends or loans to the parent, debt incurrence and affiliate transactions.

Failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At June 30, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraph.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

6.    Commitments   (continued)

Reverse Repurchase Agreement

We have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to three-month LIBOR. This agreement is renewable at the discretion of the broker/dealer. At June 30, 2006, there was $64.9 million outstanding under this agreement recorded as a payable under reverse repurchase agreement. At June 30, 2006, the interest rate was 5.19% and the market value of collateral pledged under this reverse repurchase agreement was $65.7 million. The reverse repurchase agreements were repaid on August 14, 2006, and accordingly, there remains no current payable outstanding.

7.    Derivatives

Interest Rate Swap

During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133 (‘‘SFAS No. 133’’), ‘‘Accounting for Derivative Instruments and Hedging Activities’’, which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The change in fair value of the swap during the three and six months ended June 30, 2006 amounted to a gain of $1.2 million and $2.4 million, respectively. The change in fair value of the swap during the three months ended June 30, 2005 amounted to a loss of $2.1 million. There was no change for the six months ended June 30, 2005. These gains and losses are included in realized gains (losses) in the consolidated statements of income. On August 2, 2006, we terminated the swap contract for net proceeds of $3.5 million.

Tartan Capital Limited

On May 4, 2006, we entered into an agreement that provides $155.0 million of collateralized catastrophe protection with Tartan Capital Limited (‘‘Tartan’’), a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides Scottish Annuity & Life Insurance Company (Cayman) Ltd. with coverage arising from higher than normal mortality levels within the United States, as determined by the U.S. Centers for Disease Control and Prevention or other designated Reporting Agency. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. The recovery is based on modeled losses and is not limited to Scottish Annuity & Life Insurance Company (Cayman) Ltd.’s, or any of its subsidiaries', ultimate net loss from the loss event.

In accordance with SFAS No. 133, this contract is considered to be a derivative. We record this contract at fair value which is included in ‘‘Other assets’’ and ‘‘Other liabilities’’ in the Consolidated Balance Sheets with any changes in the value reflected in ‘‘Acquisition costs and other insurance expenses’’ in the Consolidated Statements of Income. There is no quoted market value available for this derivative. The fair value is estimated utilizing published mortality data. Expenses related to this transaction are included in ‘‘Acquisition costs and other insurance expenses’’ in the Corporate and Other Segment.

Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are therefore not required to consolidate it in our consolidated financial statements.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

8.    Shareholders’ equity

Prepaid variable share forward contract

In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the ‘‘forward purchasers’’) and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we will deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also have the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception is reflected in shareholders’ equity (as a reduction in additional paid-in capital) and the fair value is not adjusted until the settlement date of the forward. In addition, the underwriting costs of the forward sales agreements have been reflected in shareholders’ equity (as a reduction in additional paid-in capital).

On June 26, 2006, we exercised our right of prepayment under the forward sale agreements and received 75% of the $150.0 million proceeds totaling $110.0 million, net of prepayment discounts of $2.5 million. This prepayment has been recorded as a separate component of consolidated shareholders’ equity. The total amount of the discount related to the prepayment transaction is being recorded as an imputed dividend charge over the applicable contract settlement period. The prepayment option on the forward sale agreements provides the counterparty liquidation preferences that are similar to other ordinary shareholders.

On August 9, 2006, the forward purchasers notified us of the occurrence of ‘‘Increased Cost of Stock Borrow’’ under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. We expect to receive cash proceeds of $36.5 million and will issue 6.6 million ordinary shares on or about August 17, 2006, which will satisfy in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers obligations to pay us under such agreement. Upon the settlement of the forward sales agreements, giving effect to the terms of the proposed amendment, we will have received $146.5 million in the aggregate under the forward sales agreements, in payments made on June 26, 2006 and on or about August 17, 2006, and we will have issued an aggregate of 6.6 million shares.

9.    Stock based compensation

Prior to January 1, 2006, we accounted for stock-based compensation in accordance with SFAS No. 123 (‘‘SFAS No. 123’’), ‘‘Accounting for Stock-Based Compensation’’, as amended by SFAS No. 148, ‘‘Accounting for Stock-Based Compensation — Transition and Disclosure’’. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation expense for all stock-based awards issued from January 1, 2003 were measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

9.    Stock based compensation   (continued)

In December 2004, the FASB revised SFAS No. 123 by issuing ‘‘Share-Based Payment’’ (‘‘SFAS No. 123(R)’’). SFAS No. 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees.

Effective January 1, 2006, we adopted SFAS No.123(R) using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

As a result of adopting SFAS No. 123(R), loss before income taxes for the three and six months ended June 30, 2006 are $0.15 million and $0.3 million higher, respectively, and net loss for the three and six months ended June 30, 2006 are $0.15 million and $0.3 million higher, respectively, than if we had continued to account for stock-based compensation awarded before January 1, 2003 under Accounting Principles Board Opinion No. 25. Diluted loss per share for the three and six months ended June 30, 2006 would be $2.30 and $2.09 per share, respectively, without the adoption of SFAS No. 123(R).

Pro forma information regarding net income and earnings per share is required by SFAS No. 123(R) for periods prior to the adoption of SFAS No. 123(R), and has been determined as if we accounted for all employee equity based compensation under the fair value method of SFAS 123(R).

For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options’ vesting period using the Black-Scholes model. The Black-Scholes pricing model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected price volatility, dividend yield, risk free interest rate and expected life (in years). In management’s opinion, because our employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, the Black-Scholes model does not necessarily provide a reliable single measure of the fair value of our employee stock options.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

9.    Stock based compensation   (continued)

Our pro forma information for the three and six months ended June 30, 2005 is as follows:

	Three months ended June 30, 2005	Six months ended June 30, 2005
Net income — as reported	$1,591	$35,011
Stock-based employee compensation cost, net of related tax effects, included in the determination of net income as reported	1,426	2,474
Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value based method had been applied to all awards	(1,889)	(2,922)
Net income — pro forma	$1,128	$34,563
Per share data:
Basic earnings per ordinary share — as reported	$0.04	$0.84
Basic earnings per ordinary share — pro forma	$0.03	$0.83
Diluted earnings per ordinary share — as reported	$0.03	$0.76
Diluted earnings per ordinary share — pro forma	$0.02	$0.75

We have four stock option plans (the ‘‘1998 Plan’’, the ‘‘1999 Plan’’, the ‘‘Harbourton Plan’’ and the ‘‘2001 Plan’’, collectively the ‘‘Option Plans’’). The Option Plans allow us to grant non-statutory options, subject to certain restrictions, to eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Option Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all options granted between January 1, 2002 and May 4, 2004, will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants to each director, which are fully exercisable on the date of grant. All options issued after May 5, 2004, become exercisable in three equal annual installments commencing on the first anniversary of the grant date, except for grants to directors, which are fully exercisable on the date of grant. Total options authorized under the Option Plans are 3,750,000.

The equity incentive compensation plan (‘‘2004 ECP’’) allows us to grant non-statutory options and restricted share units, subject to certain restrictions, to eligible employees, non-employee directors, advisors and consultants. For the first year of the 2004 ECP or the first 250,000 options issued, the minimum exercise price of the options will be equal to 110% of fair market value. At the discretion of our Compensation Committee, option grants after the first year of the 2004 ECP or in excess of 250,000 options may have a minimum exercise price equal to the fair market value of our ordinary shares at the date of grant. The term of the options shall not be more than ten years from the date of grant. Options will become exercisable in three equal installments commencing on the first anniversary of the grant date, except for grants to directors, which are fully exercisable on the date of grant. Total options authorized under the 2004 ECP are 750,000. In addition, 1,000,000 restricted share units have been authorized under the 2004 ECP of which at least 750,000 will vest based on achievement of certain performance goals. The performance measures that must be met for vesting to occur are established at the beginning of each three year performance period. Depending on the performance, the actual amount of restricted share units could range from 0% to 100%. The remaining 250,000 restricted share units may be issued without performance goals.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

9.    Stock based compensation   (continued)

Option activity under all Option Plans and the 2004 ECP is as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006		June 30, 2005
Outstanding, beginning of period	2,446,320	2,827,336		2,586,237	2,491,236
Granted	5,000	12,500		154,000	441,000
Exercised	(64,300)	(63,600)		(353,217)	(154,800)
Cancelled	(40,199)	(48,866)		(40,199)	(50,066)
Outstanding, end of period	2,346,821	2,727,370		2,346,821	2,727,370
Options exercisable, end of period	1,545,206	1,849,204		1,545,206	1,849,204
Outstanding, beginning of period	$18.4246	$16.5953		$17.5411	$14.8860
Granted	$18.9000	$22.9560		$24.5487	$25.8588
Exercised	$16.1739	$11.7317		$14.2091	$12.9500
Cancelled	$21.8955	$20.0716	$$	21.8955	$20.0398
Outstanding, end of period	$18.4278	$16.6756		$18.4278	$16.6756

Weighted average exercise price per share at June 30, 2006 and 2005 was $15.6625 and $13.7705, respectively.

Restricted share unit activity under the 2004 ECP is as follows:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Outstanding, beginning of period	873,700	457,200	659,200	95,700
Granted	15,000	7,500	233,000	369,000
Cancelled	(34,000)	—	(37,500)	—
Outstanding, end of period	854,700	464,700	854,700	464,700
Restricted share units exercisable, end of period	—	—	—	—

Weighted average exercise price for restricted share units is $0.

During the three and six months ended June 30, 2006 and 2005, the following activity occurred under our plans:

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Weighted average grant date fair value of options	$9.3216	$10.9888	$11.9471	$10.8431
Weighted average grant date fair value of awards	$19.1333	$22.9000	$24.3771	$24.0524
Total intrinsic value of options exercised	$414,732	$731,059	$703,649	$1,632,387
Total fair value of options vested	$1,183,843	$1,647,218	$1,630,586	$5,035,193

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

9.    Stock based compensation   (continued)

Summary of options outstanding at June 30, 2006:

		Options Outstanding			Options Exercisable
Year of Grant	Range of Exercise Prices	Number of Shares Outstanding	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life	Number of Shares Exercisable	Weighted Average Exercise Price	Weighted Average Remaining Contractual Life
1998	$15.0000	300,002	$15.0000	2.42	300,002	$15.0000	2.42
1999	$8.0625-15.0000	149,100	$12.3038	2.01	149,100	$12.3038	2.01
2000	$7.7500- 9.0000	306,000	$8.0147	3.71	306,000	$8.0147	3.71
2001	$13.5000-18.7600	202,167	$14.7266	4.45	202,167	$14.7266	4.45
2002	$15.5000-21.5100	353,550	$17.8934	5.69	261,050	$17.9505	5.67
2003	$17.4700-17.7500	88,000	$17.6975	6.50	46,000	$17.6617	6.20
2004	$21.7000-23.8700	198,000	$23.4199	7.85	125,534	$23.3989	7.87
2005	$22.5000-26.1030	596,002	$25.4718	8.81	145,353	$25.8284	8.63
2006	$18.9000-24.7500	154,000	$24.5487	9.64	10,000	$24.7500	9.63
	$7.7500-26.1030	2,346,821	$18.4278	5.94	1,545,206	$15.6625	5.94

The aggregate intrinsic value of options outstanding and exercisable amounted to $4.2 million at June 30, 2006.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the assumptions noted in the following table. Expected dividend yield is based on the historical dividend patterns as a percentage of the market value of the stock. Expected volatility is based on implied volatilities from options traded on our ordinary shares. The expected term of options granted is derived using the ‘‘simplified’’ method as allowed under the provisions of the Securities and Exchange Commission’s Staff Accounting Bulletin No. 107 and represents the period of time that options granted are expected to be outstanding. The risk-free interest rate for periods within the contractual life of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

	June 30, 2006	June 30, 2005
Expected dividend yield	0.77%	0.77%
Risk free interest rate	5.06% - 5.27%	3.53% - 4.01%
Expected life of options	7 years	7 years
Expected volatility	0.33	0.35

We recognize compensation costs for awards with pro-rata vesting evenly over the requisite service period.

As of June 30, 2006, there was $7.0 million and $7.7 million of total unrecognized compensation costs related to stock options and restricted share units, respectively. These costs are expected to be recognized over a period of up to three years.

During the three and six months ended June 30, 2006, the amount of cash received from the exercise of share options was $1.1 million and $5.8 million, respectively, and there was no tax benefit realized from stock options.

Compensation expense for options and restricted share units for the three and six months ended June 30, 2006 was $2.6 million and $4.6 million, respectively. Compensation expense for options and restricted share units for the three and six months ended June 30, 2005 was $1.4 million and $2.5 million, respectively. There was no tax benefit during the six months ended June 30, 2006.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS  (CONTINUED)
JUNE 30, 2006
(UNAUDITED)

10.    Income taxes

Income tax expense in the second quarter ended June 30, 2006 was $89.0 million compared to an income tax benefit of $8.2 million in the same period in 2005. The change in our effective tax rate in the second quarter ended June 30, 2006 compared to the same period in 2005 is primarily related to a $112.4 million valuation allowance established on deferred tax assets. The valuation allowance resulted from revised statutory and tax projections of the Company combined with a reassessment of certain tax planning strategies.

11.    Mediation

On June 16, 2005, we requested mediation from Employers Reinsurance Corporation (‘‘ERC’’) pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at June 30, 2006. The parties held their first mediation session on March 30, 2006. The second mediation session was postponed, and is currently rescheduled for September 13, 2006.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

General

Forward-Looking Statements

Some of the statements contained in this report are not historical facts and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. Words such as ‘‘anticipates’’, ‘‘expects’’, ‘‘intends’’, ‘‘plans’’, ‘‘believes’’, ‘‘seeks’’, ‘‘estimates’’, ‘‘may’’, ‘‘will’’, ‘‘continue’’, ‘‘project’’, and similar expressions, as well as statements in the future tense, identify forward-looking statements.

These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

•	uncertainties relating to the ratings accorded to our insurance subsidiaries;

•	uncertainties in the ability to raise equity capital or other sources of liquidity to support ongoing capital, liquidity and collateral needs;

•	uncertainties about our ability to maintain a flow of new business given the recent ratings downgrades;

•	the risk that our risk analysis and underwriting may be inadequate;

•	changes in expectations regarding future realization of gross deferred tax assets;

•	exposure to mortality experience which differs from our assumptions;

•	risks arising from our investment strategy, including risks related to the market value of our investments, fluctuations in interest rates and our need for liquidity;

•	uncertainties arising from control of our invested assets by third parties;

•	developments in global financial markets that could affect our investment portfolio and fee income;

•	changes in the rate of policyholder withdrawals or recapture of reinsurance treaties;

•	the risk that our retrocessionaires may not honor their obligations to us;

•	terrorist attacks on the United States and the impact of such attacks on the economy in general and on our business in particular;

•	political and economic risks in developing countries;

•	the impact of acquisitions, including the ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;

•	risk that an ownership change will result in a limitation on the ability to fully utilize tax net operating losses;

•	loss of the services of any of our key employees;

•	losses due to foreign currency exchange rate fluctuations;

•	uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

•	risks relating to recent class action litigations;

•	the competitive environment in which we operate and associated pricing pressures; and

•	changes in accounting principles.

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

This discussion and analysis should be read in conjunction with ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ and the audited Consolidated Financial Statements and Notes thereto, presented under Item 7 and Item 8, respectively, of our 2005 Annual Report.

Overview

See ‘‘Overview’’ in Item 7 of our 2005 Annual Report.

Status of Credit and Financial Strength Ratings

Following the announcement of our second quarter results, the various rating agencies downgraded our insurer financial strength ratings as follows:

	A.M. Best Company		Fitch Ratings		Moody’s Investors Service		Standard & Poor’s
	As at June 30, 2006	As at August 11, 2006	As at June 30, 2006	As at August 11, 2006	As at June 30, 2006	As at August 11, 2006	As at June 30, 2006	As at August 11, 2006
Insurer Financial Strength Ratings:
Scottish Annuity and Life Insurance Company (Cayman) Ltd.	A−	B++*	A	BBB+*	A3*	Baa2*	A−	BBB+*
Scottish Re (U.S.), Inc.	A−	B++*	A	BBB+*	A3*	Baa2*	A−	BBB+*
Scottish Re Ltd.	A−	B++*	A	BBB+*	—	—	A−	BBB+*
Scottish Re Life Corporation	A−	B++*	—	—	—	—	A−	BBB+*

*	Negative outlook

All of our ratings are on negative outlook which highlights the respective rating agencies' diminished confidence that there will not be further adverse developments over the near to medium term. In addition, the rating agencies have noted that our financial flexibility and competitive position have deteriorated and they have concerns about our ability to raise equity financing to support our ongoing capital and liquidity needs. Finally, the rating agencies have expressed concern over our ability to maintain a flow of new business which may reduce our future earnings growth.

The ability to write reinsurance partially depends on an insurer’s financial condition and its financial strength ratings. These ratings are based on an insurance company’s ability to pay policyholder obligations and are not directed toward the protection of investors. Our ability to raise capital for our business and the cost of this capital is influenced by our credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.

Critical Accounting Policies

See the discussion of our Critical Accounting Policies in Item 7 of our Form 10-K for the year ended December 31, 2005.

Results of Operations

All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Premiums earned	$444,942	$436,893	$893,963	$900,573
Investment income, net	147,977	83,554	276,999	164,033
Fee income	4,639	2,785	8,372	6,409
Realized gains (losses), net	(11,298)	934	(24,899)	4,229
Change in value of embedded derivatives, net	7,366	(22,120)	17,512	(16,635)
Total revenues	593,626	502,046	1,171,947	1,058,609
Claims and other policy benefits	372,101	311,493	746,564	674,766
Interest credited to interest sensitive contract liabilities	55,399	31,723	98,100	62,365
Acquisition costs and other insurance expenses, net	104,872	122,494	192,403	214,136
Operating expenses	39,365	26,500	70,457	51,069
Collateral finance facilities expense	47,236	11,821	78,323	19,241
Interest expense	7,066	4,813	11,959	10,407
Total benefits and expenses	626,039	508,844	1,197,806	1,031,984
Income (loss) before income taxes and minority interest	(32,413)	(6,798)	(25,859)	26,625
Income tax (expense) benefit	(89,043)	8,187	(81,586)	8,555
Income (loss) before minority interest	(121,456)	1,389	(107,445)	35,180
Minority interest	(134)	202	(296)	(169)
Net (loss) income	(121,590)	1,591	(107,741)	35,011
Dividend declared on non-cumulative perpetual preferred shares	(2,265)	—	(4,531)	—
Imputed dividend on prepaid variable share forward contract	(72)	—	(72)
Net (loss) income available to ordinary shareholders	$(123,927)	$1,591	$(112,344)	$35,011

Total revenues in the second quarter ended June 30, 2006 increased 18% to $593.6 million compared to $502.0 million in the same period in 2005. Net premiums earned in the second quarter ended June 30, 2006 increased 2% to $444.9 compared to $436.9 million in the same period in 2005. Net premiums for the quarter were adversely affected by a reduction in estimated premium accruals in the Life Reinsurance North America Segment and negative adjustments related to revisions in retrocession premiums. Partially offsetting these adjustments was an increase in premiums in the Life Reinsurance International Segment resulting from increased new business and the clearance of a processing backlog. Net investment income in the second quarter ended June 30, 2006 increased 77% to $148.0 million compared to $83.6 million in the same period in 2005. The increase in investment income is primarily due to the income on higher total investments from the new securitization structures including Ballantyne Re, Orkney II and HSBC II (each of which is described below under ‘‘Collateral’’), combined with higher interest rates.

Total benefits and expenses in the second quarter ended June 30, 2006 increased 23% to $626.0 million from $508.8 million in the same period in 2005. The increase was principally due to external retrocession and reserve adjustments due to revisions in estimates resulting from improved data and systems which administer retrocession accounts, higher interest credited expenses arising on a large interest sensitive contract closed in the fourth quarter of 2005, higher operating expenses due to severance and other non-recurring costs, higher than expected lapse rates on certain fixed annuity treaties and higher collateral finance facilities expense related to our Regulation XXX securitization transactions. When analyzing the impact of collateral finance facilities on the consolidated results, it is important to understand that this expense is partially offset by the investment income earned on the fixed maturity investments from the Regulation XXX transactions.

The loss before income taxes and minority interest in the second quarter ended June 30, 2006 was $32.4 million compared to $6.8 million in the same period in 2005.

Income tax expense in the second quarter ended June 30, 2006 was $89.0 million compared to an income tax benefit of $8.2 million in the same period in 2005. The change in our effective tax rate in the second quarter ended June 30, 2006 compared to the same period in 2005 is primarily related to a $112.4 million valuation allowance established on deferred tax assets. The valuation allowance resulted from revised statutory and tax projections of the Company combined with a reassessment of certain tax planning strategies. See ‘‘Income Taxes’’ below for a more detailed discussion of the deferred tax asset.

Total revenues during the six months ended June 30, 2006 increased 11% to $1.2 billion compared to $1.1 billion in the same period in 2005. Net premiums earned during the six months ended June 30, 2006 decreased 1% to $894.0 million compared to $900.6 million in the same period in 2005. Net premiums for the period were adversely affected by the termination for new business under a number of North American treaties immediately following the ING acquisition, cedant balance true-ups in the Life Reinsurance International Segment and a reduction in estimated premium accruals, as well as negative adjustments related to revisions in estimates in retrocession premiums. These decreases were partially offset by increases in our renewal premiums. Net investment income during the six months ended June 30, 2006 increased 69% to $277.0 million compared to $164.0 million in the same period in 2005. The increase in investment income is primarily due to the income on higher total investments from the new securitization structures including Ballantyne Re, Orkney Re II and HSBC II, combined with higher interest rates.

Total benefits and expenses during the six months ended June 30, 2006 increased 16% to $1.2 billion compared to $1.0 billion in the same period in 2005. The increase was principally due to external retrocession and reserve adjustments due to revisions in estimates resulting from improved data and systems which administer retrocession accounts, higher interest credited expenses arising on a large interest sensitive contract closed in the fourth quarter of 2005, higher operating expenses due to severance and other non-recurring costs, higher than expected lapse rates on certain fixed annuity treaties and higher collateral finance facilities expense related to our Regulation XXX securitization transactions. Higher operating costs also related to higher compensation costs related to increased head count.

The loss before income taxes and minority interest was $25.9 million for the six months ended June 30, 2006 compared to income before income taxes and minority interest of $26.6 million in the same period in 2005.

Income tax expense during the six months ended June 30, 2006 was $81.6 million compared to an income tax benefit of $8.6 million for the same period in 2005. The change in our effective tax rate for the six months ended June 30, 2006 compared to the same period in 2005 is primarily related to the valuation allowance established on deferred tax assets during the second quarter of the year. The valuation allowance resulted from our revised statutory and tax projections combined with a reassessment of certain tax planning strategies. See ‘‘Income Taxes’’ below for a more detailed discussion of the deferred tax asset.

Segment Operating Results

Life Reinsurance North America

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Premiums earned	$407,549	$408,877	$836,467	$845,972
Investment income, net	136,763	80,956	260,704	158,487
Fee income	3,879	2,007	6,896	4,907
Realized gains (losses), net	(5,479)	2,208	(19,398)	3,650
Change in value of embedded derivatives, net	7,366	(22,120)	17,512	(16,635)
Total revenues	550,078	471,928	1,102,181	996,381
Claims and other policy benefits	338,626	293,599	685,906	637,787
Interest credited to interest sensitive contract liabilities	55,399	31,723	98,100	62,365
Acquisition costs and other insurance expenses, net	97,280	117,927	181,688	206,205
Operating expenses	14,538	10,221	29,130	21,894
Collateral finance facilities expense	45,891	10,448	76,434	16,633
Interest expense	3,038	2,657	5,600	5,365
Total benefits and expenses	554,772	466,575	1,076,858	950,249
Income (loss) before income taxes and minority interest	$(4,694)	$5,353	$25,323	$46,132

In our Life Reinsurance North America Segment, we reinsure life insurance, annuities and annuity-type products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements are predominantly on an automatic basis and written by life insurance companies and other financial institutions located principally in the United States.

Premiums earned in the second quarter ended June 30, 2006 decreased 0.3% to $407.5 million compared to $408.9 million in the same period in 2005. Generally, we receive cedant information on a lag of up to three months and therefore must estimate premiums based on historical premium trends. These premium estimates are subsequently trued-up as actual premiums are received from our cedants. During the second quarter of 2006, we recorded an adjustment to reduce premiums by approximately $8.0 million as a result of a revision of estimates relating to prior periods. This adjustment related principally to the ING block and resulted from the unusual activity in premium levels post acquisition. This unusual activity made the use of historical trends less effective in estimating current period accruals. In addition, as a result of an initiative to improve the quality of our external retrocession data and related administration systems, we made a number of changes to the estimates and underlying assumptions used in calculating our retrocession premiums. As a result, during the second quarter of 2006, we recorded an additional retrocession adjustment of approximately $13.0 million. These negative adjustments were partially offset by increases in renewal premiums from the growth in our business.

Net investment income for the quarter ended June 30, 2006 increased 69% to $136.8 million compared to $81.0 million in the same period in 2005. The increase is principally due to the growth in our average invested assets but was also favorably impacted by an increase in interest rates. Our total invested assets have increased significantly due to the proceeds of our Regulation XXX transactions that closed in December 2005 and May 2006. Ballantyne Re, which closed in May 2006, contributed approximately $1.74 billion of additional invested assets during the second quarter of 2006. In addition, a large portion of the proceeds from the December 2005 equity issuance was contributed to the Life Reinsurance North America Segment to support continued growth. The Life Reinsurance North America Segment also received a capital contribution of approximately $120.0 million in May 2006.

Yields on the portfolio managed by our external investment managers relating to fixed rate assets were 5.3% and 5.1% at June 30, 2006 and 2005, respectively. Yields on floating rate assets are indexed to LIBOR and increased to 5.8% at June 30, 2006 from 4.0% at June 30, 2005. Yields on our cash and cash equivalents increased to 5.0% at June 30, 2006 from 2.2% at June 30, 2005.

The change in value of embedded derivatives in the second quarter ended June 30, 2006 resulted in a $7.4 million gain compared to a $22.1 million loss in the same period in 2005. Net realized gains and losses on the investment portfolio were a loss of $5.5 million in the second quarter of 2006 compared to a gain of $2.2 million in the same period of 2005.

Claims and other policy benefits in the second quarter ended June 30, 2006 increased 15% to $338.6 million compared to $293.6 million in the same period in 2005. Related to the improvement in retrocession data and related administration systems noted above, we revised our estimates based on refinements of certain of our calculations and processes for the net cost of reinsurance. The impact of these changes resulted in an adjustment which increased our claims and other policy benefits by approximately $8.0 million in the second quarter of 2006. Other increases in the second quarter of 2006 reflect the effects of the normal growth in premiums. The second quarter of 2005 included higher than expected mortality of approximately $14.0 million. Additionally, the second quarter of 2005 reflects the effects of a purchase accounting adjustment related to the ING block which decreased benefit reserves by approximately $17.7 million. Further, during the prior year quarter certain reserve adjustments resulted in a decrease in claims and other policy benefits of $6.7 million. Claims and policy benefits, as a percentage of net premiums earned, were 83% and 72% in the second quarter ended June 30, 2006 and 2005, respectively. Adjusting for the premium accrual and external retrocession adjustments in 2006 noted above and the ING purchase accounting adjustment in 2005, the claim ratios were 77% and 76% for 2006 and 2005, respectively.

Interest credited to interest sensitive contract liabilities in the second quarter ended June 30, 2006 increased 75% to $55.4 million compared to $31.7 million in the same period in 2005. The increase is principally due to a large interest sensitive contract written in late 2005, along with increases in interest credited on existing treaties due to increasing average liability balances. Interest sensitive contract liabilities amounted to $4.1 billion at June 30, 2006 compared to $3.3 billion at June 30, 2005.

Acquisition costs and other insurance expenses in the second quarter ended June 30, 2006 decreased 18% to $97.3 million compared to $117.9 million in the same quarter in 2005. During the second quarter of 2006, we made an adjustment of $13.0 million to increase deferred acquisition cost amortization related to several deferred fixed annuity treaties in which emerging lapse experience was significantly higher than expected. This adjustment was partially offset as we received a $6.2 million rebate from ING as a result of the Ballantyne Re securitization. In addition, acquisition costs have declined due to a reduction in letter of credit fees due to the Regulation XXX transactions completed in December 2005 and May 2006. Acquisition costs for the prior year period were impacted by a $17.7 million adjustment which increased acquisition costs with a corresponding decrease to the change in reserves related to the purchase accounting adjustments for the ING block. The prior year period also included additional acquisition costs of $2.2 million in respect of revised reporting from a ceding company on a fixed annuity contract.

Operating expenses in the second quarter ended June 30, 2006 increased 42% to $14.5 million compared to $10.2 million in the same period in 2005. Operating expenses as a percentage of operating revenues increased to 2.7% in the second quarter of 2006 from 2.1% in the second quarter of 2005. This increase is primarily related to an increase in compensation costs of approximately $1.1 million due to increases in headcount, a severance accrual of $1.1 million, higher depreciation expenses of approximately $0.9 million and other professional fees. Operating expenses exclude any severance to be paid in the third quarter of 2006 related to the resignation of Seth Vance.

Collateral finance facilities expense in the second quarter ended June 30, 2006 increased 339% to $45.9 million compared to $10.5 million in the same period of 2005. The increase is due to the impact of the Regulation XXX transactions including Ballantyne Re, which closed in May 2006. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America Segment. Due to our ratings downgrade, collateral finance facilities expense will increase due to additional fees to be paid to the financial guarantors in our securitization transactions.

Premiums earned during the six months ended June 30, 2006 decreased 1% to $836.5 million compared to $846.0 million in the same period in 2005. This decrease reflects the effects of adjustments relating to differences in actual amounts reported by our cedants that differed from amounts previously estimated and changes to assumptions and estimates relating to external retrocession amounts as noted above, partially offset by the increase in our business.

Investment income for the six months ended June 30, 2006 increased 65% to $260.7 million compared to $158.5 million in the same period in 2005. The increase is principally due to the growth in our average invested assets but was also favorably impacted by an increase in interest rates. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America Segment, including the closing of a large interest sensitive contract at the end of 2005 and investment of the proceeds of our Regulation XXX transactions that closed in December 2005 and May 2006. The Life Reinsurance North America Segment also benefited from a capital infusion of approximately $120.0 million in May 2006.

The change in value of embedded derivatives for the six months ended June 30, 2006 resulted in a $17.5 million gain compared to a loss of $16.6 million in the same period in 2005. The primary reason for the increase was related to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold from the modified coinsurance arrangement in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

Claims and other policy benefits for the six months ended June 30, 2006 increased 8% to $685.9 million compared to $637.8 million in the same period in 2005. This increase is a result of the external retrocession adjustment in the second quarter of 2006 as noted above. In addition, the 2006 period reflects lower than expected retrocession recovery on the business assumed from the ING block of business. The second quarter of 2005 included higher than expected mortality of approximately $14.0 million and a purchase accounting adjustment related to the ING block which decreased benefit reserves by approximately $17.7 million.

Interest credited to interest sensitive contract liabilities increased 57% to $98.1 million in the six months ended June 30, 2006 compared to $62.4 million in the same period in 2005. This increase was principally due to a large interest sensitive contract written in late 2005 along with an increase to interest credited on existing treaties from higher average liability balances.

Acquisition costs and other insurance expenses decreased 12% to $181.7 million in the six months ended June 30, 2006 compared to $206.2 million in the same period in 2005. During the second quarter of 2006, we made an adjustment of $13.0 million to increase deferred acquisition cost amortization related to several deferred fixed annuity treaties in which emerging lapse experience was significantly higher than expected. This adjustment was partially offset as we received a $6.2 million rebate from ING as a result of the Ballantyne Re securitization. In addition, acquisition costs have declined due to a reduction in letter of credit fees due to the Regulation XXX transactions completed in December 2005 and May 2006. Acquisition costs for the prior year period were impacted by the $17.7 million adjustment which increased acquisition costs with a corresponding decrease to the change in reserves related to the purchase accounting adjustments for the ING block. The prior year period also included additional acquisition costs of $2.2 million in respect of revised reporting from a ceding company on a fixed annuity contract.

Operating expenses for the six months ended June 30, 2006 increased 33% to $29.1 million compared to $21.9 million in the same period in 2005. Operating expenses as a percentage of operating revenues increased to 2.6% for the six months ended June 30, 2006 from 2.2% for the six months ended June 30, 2005. The increase is principally related to an increase in compensation costs due to increases in headcount, a severance accrual of $1.1 million, higher depreciation expenses of approximately $0.9 million and other professional fees. Operating expenses exclude any severance to be paid in the third quarter of 2006 related to the resignation of Seth Vance.

Collateral finance facilities expenses for the six months ended June 30, 2006 increased 360% to $76.4 million compared to $16.6 million in the same period in 2005. This increase is due to the interest costs relating to the Regulation XXX transactions. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America Segment. Due to our ratings downgrade, collateral finance facilities expense will increase due to additional fees to be paid to the financial guarantors in our securitization transactions.

Life Reinsurance International

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Premiums earned	$37,393	$28,016	$57,496	$54,601
Investment income, net	8,971	2,352	11,960	4,942
Realized gains (losses), net	(6,908)	88	(8,046)	585
Total revenues	39,456	30,456	61,410	60,128
Claims and other policy benefits	33,475	17,894	60,658	36,979
Acquisition costs and other insurance expenses, net	6,185	4,053	9,002	6,898
Operating expenses	7,874	7,285	13,651	13,134
Total benefits and expenses	47,534	29,232	83,311	57,011
Income (loss) before income taxes and minority interest	$(8,078)	$1,224	$(21,901)	$3,117

Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries, broader life insurance markets in the developing world and focused on the reinsurance of short term group life policies and aircrew ‘‘loss of license’’ insurance. Since 2005, our Life Reinsurance International Segment became actively engaged in the reinsurance of U.K. and Irish protection business and has been actively seeking to reinsure U.K. and Irish annuity products. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment.

Premiums earned in the second quarter ended June 30, 2006 increased 34% to $37.4 million compared to $28.0 million in the same period in 2005. Included this quarter were three new U.K. long term protection treaties which contributed $1.7 million of premiums. In addition, a clearing of a processing backlog resulted in an additional $3.8 million of premiums this quarter. Finally, the recapture of a portion of business resulted in an increase in premiums of $1.3 million during the second quarter of 2006.

Investment income in the second quarter ended June 30, 2006 increased 281% to $9.0 million compared to $2.4 million for the same period in 2005. The increase is mainly due to investment income on a new annuity treaty which provided $6.2 million of investment income during the quarter.

Claims and other policy benefits increased 87% to $33.5 million in the second quarter ended June 30, 2006 from $17.9 million in the same period in 2005. Of this increase, $6.0 million is attributable to the increased premium volume relative to second quarter 2005. Claims and other policy benefits also increased this quarter by $3.8 million related to the backlog clearance noted above. Finally, current quarter claims and other policy benefits include $5.5 million related to benefits paid on a new annuity treaty.

Acquisition costs and other insurance expenses increased 53% to $6.2 million in the second quarter ended June 30, 2006 from $4.1 million in the same period in 2005. Acquisition costs and other insurance expenses in the current quarter have increased due to a higher level of earned premium in the quarter combined with a shift in treaty mix towards long term protection business, which carries a higher average commission rate.

Operating expenses increased 8% to $7.9 million in the second quarter ended June 30, 2006 from $7.3 million in the same period in 2005. This increase was primarily due to higher personnel costs related to severance paid to a former executive and due to additional senior level staff being hired into our U.K. and other international operations. Additional office costs were also incurred during the quarter related to the relocation of our office from Windsor to London, in addition to the establishment of the Singapore and Dubai offices. These costs were partially offset by a reduction in consulting costs related to our financial close process.

Net premiums earned during the six months ended June 30, 2006 increased 5% to $57.5 million compared to $54.6 million in the same period in 2005. Growth came from treaties written in the U.K. and Ireland ($2.6 million) and the backlog clearance and treaty recapture noted above, partially offset by global aviation premiums that decreased $5.1 million compared to the same period in the prior year due to non renewal of certain policies.

Investment income for the six months ended June 30, 2006 increased 142% to $12.0 million compared to $4.9 million in the same period in 2005. This increase is due to a new annuity treaty, which provided $6.2 million of additional investment income and from earnings on additional capital contributions received by the Life Reinsurance International Segment during 2005 and 2006.

Claims and other policy benefits increased by 64% to $60.7 million in the six months ended June 30, 2006 from $37.0 million in the same period in 2005. The increase in the current year is due to an additional $5.5 million of claims cost related to a new annuity treaty and the $3.8 million clearance of the administration backlog noted above. The balance of the increased policy benefit costs related to first quarter of 2006 items including adverse mortality and morbidity experience of $4.0 million, updated cedant reporting of $7.0 million and a reduction in estimated retrocessional recoveries on certain large claims of $3.8 million.

Acquisition costs and other insurance expenses increased 31% to $9.0 million in the six months ended June 30, 2006 from $6.9 million in the same period in 2005. Acquisition costs and other insurance expenses have increased due to a shift in treaty mix towards long term protection business which carries a higher average commission rate.

Operating expenses for the six months ended June 30, 2006 increased 4% to $13.7 million compared to $13.1 million for the same period in 2005. This increase was primarily due to higher personnel costs related to severance paid to a former executive and due to additional senior level staff being hired into our U.K. and other international operations. Additional office costs were also incurred during the quarter related to the relocation of our office from Windsor to London, in addition to the establishment of the Singapore and Dubai offices. These costs were partially offset by a reduction in consulting costs related to our financial close process.

Corporate & Other

	Three months ended		Six months ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
Investment income, net	$2,243	$246	$4,335	$604
Fee income	760	778	1,476	1,502
Realized gains (losses), net	1,089	(1,362)	2,545	(6)
Total revenues	4,092	(338)	8,356	2,100
Acquisition costs and other insurance expenses, net	1,407	514	1,713	1,033
Operating expenses	16,953	8,994	27,676	16,041
Collateral finance facilities expense	1,345	1,373	1,889	2,608
Interest expense	4,028	2,156	6,359	5,042
Total benefits and expenses	23,733	13,037	37,637	24,724
Loss before income taxes	$(19,641)	$(13,375)	$(29,281)	$(22,624)

The Corporate and Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance Segments and includes corporate overhead.

Investment income increased 812% to $2.2 million in the second quarter ended June 30, 2006 compared to $0.2 million in the same period in 2005. Investment income arises in the Corporate and Other Segment due to capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments and will increase or decrease as capital is raised and deployed to the operating segments. The increase in investment income is principally due to an increase in Corporate and Other Segment investment assets arising from the Perpetual Preferred Share offering in July 2005 and more recently the increased cash received from repayment of intercompany advances.

Acquisition costs and other insurance expenses increased 174% to $1.4 million in the second quarter ended June 30, 2006 compared to $0.5 million in the same quarter in 2005. Acquisition costs and other insurance expenses arise primarily from the wealth management operations but also include costs associated with the purchase of catastrophe bond coverage. During the second quarter ended June 30, 2006, acquisition costs and other insurance expenses increased approximately $0.9 million as a result of costs related to the Tartan Capital Limited catastrophe bond issued in May 2006.

Operating expenses include costs of running our principal office in Bermuda, compensation and other costs for our Board of Directors and legal and professional fees including those in respect of corporate governance legislation. Operating expenses increased 89% to $17.0 million in the second quarter ended June 30, 2006 compared to $9.0 million in the same period in 2005. The second quarter of 2006 includes severance costs of $3.1 million related to Michael French. Excluding these costs, compensation expense was $1.5 million higher than the prior year period principally due to increases in option and restricted stock costs. Also, professional fees increased $1.8 million compared to the prior year quarter due to external actuarial valuation review costs, recruitment costs, costs related to a potential acquisition and legal costs. Operating expenses exclude any severance to be paid in the third quarter of 2006 related to the resignation of Scott Willkomm.

Interest expense increased 87% to $4.0 million in the second quarter ended June 30, 2006 compared to $2.2 million in the same period in 2005. The increase is due to expenses related to the utilization of credit facilities and reverse repurchase agreements during the current year period. During the second quarter of 2006, $120.0 million of the credit facility and $64.9 million of the reverse repurchase agreement were used. Other interest expense includes interest on the 4.5% Senior Convertible Notes and the 1.0% dividend payable on the convertible preferred shares of our Hybrid Capital Units.

Investment income increased 618% to $4.3 million in the six months ended June 30, 2006 compared to $0.6 million in the same period in 2005. The increase is principally due to an increase in investment assets held by the Corporate and Other Segment.

Acquisition costs and other insurance expenses increased 66% to $1.7 million in the six months ended June 30, 2006 compared to $1.0 million in the same period in 2005. Acquisition costs and other insurance expenses arise primarily from the wealth management operations but also include costs associated with the purchase of catastrophe bond coverage. During the six months ended June 30, 2006, other insurance expenses increased approximately $0.9 million related to the Tartan Capital Limited catastrophe bond issued in May 2006.

Operating expenses increased 73% to $27.7 million in the six months ended June 30, 2006 compared to $16.0 million in the same period in 2005. Compensation expense was $7.9 million higher than the prior year period principally due to higher severance costs, higher costs related to option and restricted share units and salary and benefit costs related to an increase in headcount. The balance of the increase compared to the prior year period included higher professional fees, including legal, audit, due diligence and travel costs. Operating expenses exclude any severance to be paid in the third quarter of 2006 related to the resignation of Scott Willkomm.

Collateral finance facilities expense decreased 28% to $1.9 million in the six months ended June 30, 2006 compared to $2.6 million in the same period in 2005. The collateral finance facilities expense consists of a portion of the Stingray facility that is not being utilized by the Life Reinsurance North America Segment. Costs decreased during the current period due to an increased allocation of costs to the Life Reinsurance North America Segment based on their utilization of the facility.

Interest expense increased 26% to $6.4 million in the six months ended June 30, 2006 compared to $5.0 million in the same period in 2005. The increase is due to expenses related to the utilization of credit facilities and reverse repurchase agreements during the current year period. During the second quarter of 2006, $120.0 million of the credit facility and $64.9 million of the reverse repurchase agreements were used. Other interest expense includes interest on the 4.5% senior convertible notes and the 1.0% dividend payable on the convertible preferred shares of our Hybrid Capital Units.

Realized gains (losses)

During the second quarter ended June 30, 2006, consolidated net realized losses amounted to $11.3 million in comparison with net realized gains of $0.9 million in the same period in 2005. Losses realized in 2006 relate to fixed income securities sold for the purpose of reinvesting at higher rates or increasing the quality of the portfolio. Included in realized gains and losses is a gain of $1.2 million for the second quarter ended June 30, 2006 and a loss of $2.1 million for the same period in 2005, resulting from the mark to market of an interest rate swap. During the second quarter ended June 30, 2006, there were no losses in respect of other than temporary impairments. During the second quarter ended June 30, 2005, we recognized other than temporary impairments of $1.1 million.

During the six months ended June 30, 2006, net realized losses amounted to $24.9 million in comparison with net realized gains of $4.2 million in the same period in 2005. The major component of the realized losses in the six months ended June 30, 2006 relates to the second quarter loss of $11.3 million noted above plus a loss of $12.2 million in the first quarter of 2006 due to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold from the modified coinsurance arrangement in the Ballantyne Re transaction. During the six months ended June 30, 2006 and 2005, we recognized losses of $1.1 million and $2.3 million, respectively, in respect of impairments.

Income Taxes

We determine our income tax provision in accordance with SFAS No. 109 (‘‘SFAS No.109’’) ‘‘Accounting for Income Taxes’’. The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss. The tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from zero to approximately 39%. Income tax expense arises in periods where taxes on subsidiaries with pre-tax income exceed the tax benefit on subsidiaries with pre-tax losses. An income tax benefit arises in periods where the tax benefit on subsidiaries with pre-tax losses exceeds the taxes on subsidiaries with pre-tax income.

Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which is subject to different statutory tax rates, as well as to the valuation allowance recorded this quarter. Pre-tax earnings of certain subsidiaries in any period may be impacted by the amount of various inter-company charges, including but not limited to net worth maintenance fees and other management fees paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. and to the parent holding company. These fees are charged in accordance with our inter-company charging policy and may be adjusted periodically within limits prescribed by applicable transfer pricing regulations.

We generate deferred tax assets principally due to net operating losses, reserves and unrealized losses on investment securities. In accordance with GAAP, we must conclude whether the future realization of our deferred tax asset is ‘‘more likely than not’’. The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities within the carry forward period (which in the United States is 15 years), projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income. Therefore, we must rely heavily on tax planning strategies for support of the gross deferred tax asset.

Prior to this quarter, these tax planning strategies have provided justification to support our deferred tax asset. The combination of the increased pressure on our existing tax planning strategies, the operating loss for the quarter, and the prospects of a ratings downgrade during the second quarter led management to conclude that it was no longer ‘‘more likely than not’’ that the full amount of the gross deferred tax asset could be realized. Accordingly, we established a valuation allowance of $112.4 million during the quarter. At the end of the second quarter, approximately $270.0 million of the remaining gross deferred tax asset is supported by reversal of deferred tax liabilities within the carry forward period and tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters.

Future quarterly tax amounts will be dependent upon the relationship between pre-tax GAAP profits and statutory profits and will also be impacted by the size and timing of certain statutory related deferred tax liabilities. Moreover, management will continue to assess and determine the need for, and the amount of the valuation allowance in subsequent periods in accordance with the requirements of SFAS No. 109.

Financial Condition

Investments

At June 30, 2006, the portfolio controlled by us consisted of $9.7 billion of fixed income securities, preferred stock and cash. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded; however, $599.1 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $8.3 billion represents the fixed income and preferred stock portfolios managed by external investment managers and $1.4 billion represents other cash balances. At December 31, 2005, the portfolio controlled by us consisted of $6.7 billion of fixed income securities, preferred stock and cash. The majority of these assets were publicly traded; however, $452.9 million represented investments in private securities. Of the total portfolio, $5.4 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $1.3 million represented other cash balances. At June 30, 2006, the average Standard & Poor’s rating of the portfolio was ‘‘AA’’, the average effective duration was 3.2 years and the average book yield was 5.5%, as compared with an average rating of ‘‘AA’’, an average effective duration of 2.9 years and an average book yield of 4.9% at December 31, 2005. At June 30, 2006, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $112.6 million as compared with unrealized depreciation on investments, net of tax and deferred acquisition costs, of $17.9 million at December 31, 2005. The unrealized appreciation (depreciation) on investments is included in our Consolidated Balance Sheet as part of shareholders’ equity.

The table below sets forth the total returns earned by our portfolio for the quarter ended June 30, 2006, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio’s performance.

Quarter ended June 30, 2006
Portfolio performance	0.44%
Customized index	0.38%
Lehman Brothers Global Bond Index	-0.05%
S&P 500	-1.44%

The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor’s.

	June 30, 2006		December 31, 2005
Ratings	$ in millions	%	$ in millions	%
AAA	$4,087.4	42.3%	$3,017.4	44.8%
AA	1,955.1	20.2	1,069.1	15.9
A	2,486.9	25.8	1,646.9	24.4
BBB	1,099.2	11.4	977.7	14.5
BB or below	24.4	0.3	28.0	0.4
Total	$9,653.0	100.0%	$6,739.1	100.0%

The following table illustrates the investment portfolio (market value) sector exposure.

	June 30, 2006		December 31, 2005
Sector	$ in millions	%	$ in millions	%
U.S. Treasury securities and U.S. government agency obligations	$132.8	1.4%	$47.9	0.7%
Corporate securities	2,996.7	31.0	2,057.0	30.5
Municipal bonds	51.9	0.6	37.6	0.6
Mortgage and asset backed securities	4,945.6	51.2	3,150.1	46.7
Preferred stock	128.1	1.3	133.8	2.0
	8,255.1	85.5	5,426.4	80.5
Cash	1,397.9	14.5	1,312.7	19.5
Total	$9,653.0	100.0%	$6,739.1	100.0%

Management reviews securities with material unrealized losses and tests for ‘‘other-than-temporary’’ impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be ‘‘other-than-temporary’’, the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of June 30, 2006 and December 31, 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost or cost.

	June 30, 2006
	Less than 12 months		Equal to or greater than 12 months		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Investment Grade Securities:
CMO	$660,079	$(16,182)	$114,413	$(2,823)	$774,492	$(19,005)
Corporates	2,309,961	(109,065)	233,365	(11,416)	2,543,326	(120,481)
Governments	126,372	(5,069)	5,025	(222)	131,397	(5,291)
MBS	118,547	(6,610)	70,383	(3,928)	188,930	(10,538)
Municipal	44,846	(1,701)	4,976	(252)	49,822	(1,953)
Other structured securities	1,234,732	(25,037)	351,085	(7,928)	1,585,817	(32,965)
Preferred stocks	94,319	(5,446)	45,906	(2,860)	140,225	(8,306)
Total investment grade securities	4,588,856	(169,110)	825,153	(29,429)	5,414,009	(198,539)
Below Investment Grade Securities
Corporates	13,513	(1,262)	3,177	(343)	16,690	(1,605)
Other structured securities	1,442	(20)	3,857	(31)	5,299	(51)
Preferred stock	—	—	667	(38)	667	(38)
Total below investment grade securities	14,955	(1,282)	7,701	(412)	22,656	(1,694)
Total	$4,603,811	$(170,392)	$832,854	$(29,841)	$5,436,665	$(200,233)

	December 31, 2005
	Less than 12 months		Equal to or greater than 12 months		Total
	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss	Estimated fair value	Unrealized loss
Investment Grade Securities:
CMO	$467,314	$(4,865)	$85,305	$(1,688)	$552,619	$(6,553)
Corporates	1,132,840	(23,950)	94,218	(2,545)	1,227,058	(26,495)
Governments	36,297	(774)	1,999	(71)	38,296	(845)
MBS	143,956	(3,383)	42,682	(1,611)	186,638	(4,994)
Municipal	17,738	(330)	1,621	(68)	19,359	(398)
Other structured securities	1,028,657	(11,882)	135,341	(3,113)	1,163,998	(14,995)
Preferred stocks	98,263	(2,287)	24,106	(1,295)	122,369	(3,582)
Total investment grade securities	2,925,065	(47,471)	385,272	(10,391)	3,310,337	(57,862)
Below Investment Grade Securities:
Corporates	10,676	(655)	1,841	(59)	12,517	(714)
Other structured securities	3,552	(555)	7,260	(29)	10,812	(584)
Preferred stock	392	(12)	340	(19)	732	(31)
Total below investment grade securities	14,620	(1,222)	9,441	(107)	24,061	(1,329)
Total	$2,939,685	$(48,693)	$394,713	$(10,498)	$3,334,398	$(59,191)

At June 30, 2006, our fixed income portfolio had 3,107 positions and $200.2 million of gross unrealized losses. No single position had an unrealized loss greater than $2.6 million. There were $11.8 million of unrealized gains on the remainder of the portfolio. There were 169 private securities in an unrealized loss position totaling $13.2 million in our fixed income portfolio. At December 31, 2005, our fixed income portfolio had 2,493 positions and $59.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.5 million. There were $25.5 million of unrealized gains on the remainder of the portfolio. There were 127 private securities in an unrealized loss position totaling $4.3 million in our fixed income portfolio.

Based on our analysis of each security whose price has been below market for greater than twelve months, we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not ‘‘other-than-temporarily’’ impaired as of June 30, 2006. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of June 30, 2006, approximately 99% of the gross unrealized losses are associated with investment grade securities.

Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $8.4 million at June 30, 2006 and $1.1 million at December 31, 2005. Unrealized losses on non-investment grade securities amounted to $1.7 million and $1.3 million at June 30, 2006 and December 31, 2005, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.4 million at June 30, 2006 and $0.1 million at December 31, 2005 had been in an unrealized loss position for a period greater than one year.

The following tables illustrate the industry analysis of the unrealized losses at June 30, 2006 and December 31, 2005.

	June 30, 2006
	Amortized Cost	%	Estimated Fair Value	%	Unrealized Loss	%
Industry
Mortgage and asset backed securities	$2,617,097	46.4%	$2,554,538	47.0%	(62,559)	31.3%
Banking	480,766	8.5	460,665	8.5	(20,101)	10.0
Insurance	291,246	5.2	278,746	5.1	(12,500)	6.2
Communications	289,510	5.1	271,812	5.0	(17,698)	8.8
Consumer noncyclical	252,161	4.5	239,008	4.4	(13,153)	6.6
Financial other	222,824	4.0	213,740	3.9	(9,084)	4.5
Finance companies	209,101	3.7	200,204	3.7	(8,897)	4.5
Electric	196,773	3.5	187,369	3.4	(9,404)	4.7
Consumer cyclical	196,212	3.5	187,325	3.4	(8,887)	4.4
Other	881,208	15.6	843,258	15.6	(37,950)	19.0
Total	$5,636,898	100.0%	$5,436,665	100.0%	(200,233)	100.0%

	December 31, 2005
	Amortized Cost	%	Estimated Fair Value	%	Unrealized Loss	%
Industry
Mortgage and asset backed securities	$1,941,193	57.2%	$1,914,068	57.4%	$(27,125)	45.8%
Banking	210,360	6.2	206,189	6.2	(4,171)	7.1
Insurance	192,282	5.7	186,480	5.6	(5,802)	9.8
Financial other	114,199	3.4	111,488	3.3	(2,711)	4.6
Brokerage	124,998	3.7	122,134	3.7	(2,864)	4.8
Financial companies	103,455	3.0	101,663	3.0	(1,792)	3.0
Communications	117,803	3.5	115,767	3.5	(2,036)	3.4
Other	589,299	17.3	576,609	17.3	(12,690)	21.5
Total	$3,393,589	100.0%	$3,334,398	100.0%	$(59,191)	100.0%

The expected maturity dates of securities that have unrealized losses at June 30, 2006 and December 31, 2005 are presented in the tables below.

	June 30, 2006
	Amortized Cost	%	Estimated Fair Value	%	Unrealized Loss	%
Maturity
Due in one year or less	$334,411	5.9%	$332,462	6.0%	$(1,949)	1.0%
Due in one through five years	2,091,153	37.1	2,048,501	37.7	(42,652)	21.2
Due in five through ten years	1,715,030	30.5	1,645,206	30.3	(69,824)	34.9
Due after ten years	1,496,304	26.5	1,410,496	26.0	(85,808)	42.9
Total	$5,636,898	100.0%	$5,436,665	100.0%	$(200,233)	100.0%

	December 31, 2005
	Book Value	%	Estimated Fair Value	%	Unrealized Loss	%
Maturity
Due in one year or less	$269,410	7.9%	$267,712	8.0%	$(1,698)	2.9%
Due in one through five years	1,659,946	48.9	1,636,102	49.1	(23,844)	40.3
Due in five through ten years	925,650	27.3	905,973	27.2	(19,677)	33.2
Due after ten years	538,583	15.9	524,611	15.7	(13,972)	23.6
Total	$3,393,589	100.0%	$3,334,398	100.0%	$(59,191)	100.0%

At June 30, 2006, there were 2,325 securities with unrealized loss positions and at December 31, 2005, there were 1,698 securities with unrealized loss positions.

At June 30, 2006, there was no security with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. At December 31, 2005, there was one security with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.5 million.

The following tables provide details of the sales proceeds, realized loss, length of time the security has been in an unrealized loss position and reason for sale for those securities sold at a loss during the periods ended June 30, 2006 and 2005. These tables exclude gains or losses from modified coinsurance portfolios, foreign exchange and swaps or other derivatives.

	Three months ended June 30, 2006
	Credit Concern		Relative Value		Tactical		Total
	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
Days
0-90	$5,077	$(803)	$141,095	$(3,886)	$28,259	$(207)	$174,431	$(4,896)
91-180	1,375	(22)	1,056	(50)	10,016	(244)	12,447	(316)
181-270	1,948	(120)	844	(15)	3,899	(126)	6,691	(261)
Greater than 270	1,239	(38)	960	(56)	3,834	(215)	6,033	(309)
Total	$9,639	$(983)	$143,955	$(4,007)	$46,008	$(792)	$199,602	$(5,782)

	Three months ended June 30, 2005
	Credit Concern		Relative Value		Tactical		Total
	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
Days
0-90	$17,469	$(698)	$7,185	$(71)	$31,192	$(355)	$55,846	$(1,124)
91-180	65	(57)	5,432	(16)	—	—	5,497	(73)
181-270	—	—	197	(3)	—	—	197	(3)
Greater than 270	—	—	365	(1)	—	—	365	(1)
Total	$17,534	$(755)	$13,179	$(91)	$31,192	$(355)	$61,905	$(1,201)

	Six months ended June 30, 2006
	Credit Concern		Relative Value		Tactical		Total
	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
Days
0-90	$7,897	$(822)	$193,774	$(3,907)	$69,781	$(378)	$271,452	$(5,107)
91-180	4,105	(81)	10,692	(316)	23,648	(619)	38,445	(1,016)
181-270	8,072	(798)	2,099	(34)	4,755	(173)	14,926	(1,005)
Greater than 270	3,539	(352)	15,012	(360)	13,586	(391)	32,137	(1,103)
Total	$23,613	$(2,053)	$221,577	$(4,617)	$111,770	$(1,561)	$356,960	$(8,231)

	Six months ended June 30, 2005
	Credit Concern		Relative Value		Tactical		Total
	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
Days
0-90	$19,621	$(1,000)	$18,809	$(160)	$125,729	$(963)	$164,159	$(2,123)
91-180	355	(83)	9,415	(27)	—	—	9,770	(110)
181-270	981	(51)	197	(3)	81	(1)	1,259	(55)
Greater than 270	54	(11)	365	(1)	—	—	419	(12)
Total	$21,011	$(1,145)	$28,786	$(191)	$125,810	$(964)	$175,607	$(2,300)

Funds withheld at interest

Funds withheld at interest arise on contracts written under modified coinsurance agreements and funds withheld coinsurance agreements. In substance, these agreements are identical to coinsurance treaties except that the ceding company retains control of and title to, the assets. The deposits paid to the ceding company by the underlying policyholders are held in a segregated portfolio and managed by the ceding company or by investment managers appointed by the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies’ statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.

At June 30, 2006, the funds withheld at interest totaled $2.1 billion with an average rating of ‘‘A’’, an average effective duration of 4.5 years and an average book yield of 5.8%, as compared to $2.6 billion with an average rating of ‘‘A+’’, an average effective duration of 5.1 years and an average book yield of 5.6% at December 31, 2005. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $2.1 billion and $2.6 billion at June 30, 2006 and December 31, 2005, respectively.

At June 30, 2006 and December 31, 2005, funds withheld at interest were in respect of seven contracts with five ceding companies, respectively. At June 30, 2006, we had three contracts with Lincoln National Life Insurance Company that accounted for $1.2 billion or 59% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited that accounted for $0.2 billion or 11% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion or 27% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of ‘‘A+’’ from A.M. Best, ‘‘AA’’ from Standard & Poor’s, ‘‘Aa3’’ from Moody’s and ‘‘AA’’ from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.9 billion and $2.4 billion at June 30, 2006 and December 31, 2005, respectively.

The investment objectives for these arrangements are included in the modified coinsurance and funds withheld coinsurance agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The maximum percentage of below investment grade securities is 10%, and other guidelines limit risk, ensure issuer and industry diversification, and maintain liquidity and overall portfolio credit quality.

According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

	June 30, 2006		December 31, 2005
Ratings	$ in millions	%	$ in millions	%
AAA	$504.0	24.0%	$705.9	27.4%
AA	144.5	6.9	146.0	5.7
A	615.6	29.2	741.6	28.9
BBB	661.8	31.4	785.8	30.6
BB or below	74.2	3.5	78.0	3.0
	2,000.1	95.0	2,457.3	95.6
Commercial mortgage loans	105.5	5.0	112.6	4.4
Total	$2,105.6	100.0%	$2,569.9	100.0%

According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

	June 30, 2006		December 31, 2005
Sector	$ in millions	%	$ in millions	%
U.S. Treasury securities and U.S. government agency obligations	$47.4	2.3%	$62.3	2.4%
Corporate securities	1,384.4	65.7	1,634.4	63.6
Municipal bonds	28.4	1.3	33.0	1.3
Mortgage and asset backed securities	462.4	22.0	595.1	23.1
Commercial mortgage loans	105.5	5.0	112.6	4.4
Cash	77.5	3.7	132.5	5.2
Total	$2,105.6	100.0%	$2,569.9	100.0%

Liquidity and Capital Resources

Liquidity

Cash flow

Cash provided by operating activities amounted to $1,092.8 million in the first six months of 2006 compared to cash provided by operating activities of $183.0 million in the same period of 2005. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. During the first six months of 2006, $442.3 million of funds withheld were released as a result of the Ballantyne Re transaction. The remaining cash provided by operating activities was mainly due to the increase in reserves for future policy benefits related to a new annuity contract written by the Life Reinsurance International Segment.

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

Net cash used in investing activities was $3,006.2 million and $1,578.1 million in the six months ended June 30, 2006 and the comparable period in 2005, respectively. The increase in cash used in investing activities principally relates to the purchases of fixed maturity securities. In the current year, these were primarily related to the investment of the proceeds of the Regulation XXX transactions closed in December 2005 and May 2006 and the excess cash generated by operating and financing activities. In the same period in 2005, these were primarily related to the investment of the proceeds of the collateral finance facilities and the excess cash generated by operating and financing activities and investment of funds received on the ING acquisition.

Net cash provided by financing activities was $2,056.5 million in the six months ended June 30, 2006 and $921.0 million in the same period of 2005. The current period financings included $1,739.5 million raised in collateral finance facilities, $278.3 million related to deposits to interest sensitive contracts and $110.0 million from proceeds from the prepaid variable share forward contract. Also during the quarter we received proceeds of $64.9 million from the reverse repurchase agreement which is fully collateralized. Prior year financings mainly relate to collateral finance facilities proceeds.

Credit facilities

On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks. This facility replaced a 364-day facility, which was due to mature in October 2005. The facility may be increased to an aggregate principal amount of $300.0 million with the consent of the participating banks. The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at June 30, 2006. Outstanding letters of credit under this facility amounted to $51.4 million at June 30, 2006. As of June 30, 2006, there was $148.6 million of unused commitment under the facility. In light of our second quarter results and recent ratings downgrades, we are not certain at this time whether the lenders under this facility, and the facility referred to below, will honor their commitment to fund any borrowing requests and if so whether they will insist upon collateral for any such funding. We are currently in discussions with representatives of the bank syndicate regarding this credit facility.

On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. The credit facility may be increased to an aggregate principal amount of $50.0 million with the consent of the participating banks. The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited. Outstanding letters of credit under this facility amounted to $10.0 million at June 30, 2006. As of June 30, 2006, there was $20.0 million of unused commitment under the facility. We are currently in discussions with representatives of the bank syndicate regarding this credit facility.

The financial covenants of these facilities require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholders' equity (during any four quarter period, $750.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and maintain the ratio of unencumbered assets to aggregate borrowings under the facilities of 1.2 times borrowings. In addition, these facilities also require Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders' equity (during any four quarter period, $760.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and a debt to capitalization ratio of less than 30%. For the purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded. The facilities also contain certain covenants on borrowing entities in respect of, among other things, dividends or loans to the parent, debt incurrence and affiliate transactions.

Failure to comply with the requirements of the credit facilities would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At June 30, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraph.

Reverse Repurchase Agreement

We have a reverse repurchase agreement with a major broker/dealer. Under this agreement, we have the ability to sell securities with the agreement to repurchase them at a fixed price, providing the dealer with a spread that equates to an effective borrowing cost linked to three-month LIBOR. This agreement is renewable at the discretion of the broker/dealer. At June 30, 2006, there was $64.9 million outstanding under this agreement recorded as a payable under reverse repurchase agreement. At June 30, 2006, the interest rate was 5.19% and the market value of collateral pledged under this reverse repurchase agreement was $65.7 million. The reverse repurchase agreements were repaid on August 14, 2006, and accordingly, there remains no current payable outstanding.

The Holding Company

We are a holding company whose primary uses of liquidity include, but are not limited to, operating expenses, the immediate capital needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. See Note 10, ‘‘Debt Obligations’’ in the Notes to the Consolidated Financial Statements to our 2005 Annual Report on Form 10-K. The primary sources of our liquidity include proceeds from our capital raising efforts, interest income on corporate investments and dividends from operating subsidiaries. The holding company also receives funding from its subsidiaries through transfer pricing reflecting services performed by the holding company on behalf of its subsidiaries. We will continue to be dependent upon these sources of liquidity.

Other Sources and Uses of Liquidity

In addition to our operating cash flows and credit facilities, we have other sources of liquidity including the additional proceeds from the remaining variable forward share contract and the Stingray facility. Our most significant liquidity use relates to the 4.5% Senior Convertible Notes, pursuant to which the noteholders have the right to put the notes to us for cash on December 6, 2006.

Based on our known sources and uses of liquidity, our liquidity position is very tight over the near term. To enhance our liquidity position, we are working on the previously announced strategic alternatives of a capital raise and possible sale of the company, we are in discussions with a large institutional investor regarding a funding proposal and we are pursuing discussions with other lending institutions for alternative credit facilities. We are actively negotiating reinsurance transactions to provide both liquidity and capital relief and we are exploring ways to restructure our operations to minimize any liquidity strains such as decreasing the rate of growth of new business. While no assurances can be given that we will be successful in completing any of these alternatives, we believe that any one of them has the potential to provide us with the liquidity we need for the next year or more.

Capital and Long-Term Debt

Total capitalization at June 30, 2006 and December 31, 2005 is as follows:

	June 30, 2006	December 31, 2005
Shareholders’ equity	$1,187,890	$1,271,712
Mezzanine equity	143,359	143,057
Long-term debt	244,500	244,500
Total	$1,575,749	$1,659,269

The decrease in shareholders’ equity is principally due to our net loss of $107.7 million plus other comprehensive loss of $94.7 million partially offset by additional capital from prepaid variable share forward contracts. Other comprehensive loss includes the increase in unrealized depreciation on investments (net of taxes and deferred acquisition costs) of $112.6 million.

Prepaid variable share forward contract

In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the ‘‘forward purchasers’’) and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we will deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also have the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception is reflected in shareholders’ equity (as a reduction in additional paid-in capital) and the fair value is not adjusted until the settlement date of the forward. In addition, the underwriting costs of the forward sales agreements have been reflected in shareholders’ equity (as a reduction in additional paid-in capital).

On June 26, 2006, we exercised our right of prepayment under the forward sale agreements and received 75% of the $150.0 million proceeds totaling $110.0 million, net of prepayment discounts of $2.5 million. This prepayment has been recorded as a separate component of consolidated shareholders’ equity. The total amount of the discount related to the prepayment transaction is being recorded as an imputed dividend charge over the applicable contract settlement period. The prepayment option on the forward sale agreements provides the counterparty liquidation preferences that are similar to other ordinary shareholders.

On August 9, 2006, the forward purchasers notified us of the occurrence of ‘‘Increased Cost of Stock Borrow’’ under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. We expect to receive cash proceeds of $36.5 million and will issue 6.6 million ordinary shares on or about August 17, 2006, which will satisfy in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers obligations to pay us under such agreement. Upon the settlement of the forward sales agreements, giving effect to the terms of the proposed amendment, we will have received $146.5 million in the aggregate under the forward sales agreements, in payments made on June 26, 2006 and on or about August 17, 2006, and we will have issued an aggregate of 6.6 million shares.

Long-term debt

Included in long-term debt is $115.0 million of 4.5% Senior Convertible Notes due December 1, 2022. The notes are general unsecured obligations, ranking on a parity in right of payment with all our existing and future unsecured senior indebtedness, and senior in right of payment to all our future subordinated indebtedness. We may redeem the notes at our option in whole or in part beginning on December 6, 2006 at 100% of their principal amount plus accrued and unpaid interest and additional amounts, if any, payable in cash. If a change of control of Scottish Re Group Limited occurs, note holders may require us to repurchase all or part of the notes at a repurchase price of 100% of their principal amount plus accrued and unpaid interest and additional amounts, if any, payable in cash. Note holders may also require us to repurchase all or part of the notes on December 6, 2006, December 1, 2010, December 1, 2012 and December 1, 2017 at a repurchase price of 100% of their principal amount plus accrued and unpaid interest and additional amounts, if any, payable in cash. In addition, as a result of the recent ratings downgrade of the 4.5% Senior Convertible Notes by Moody's, the notes are currently convertible at a rate of 46.0617 ordinary shares per $1,000 principal amount. On conversion, we would pay the notes in cash, based on the average sale price of our ordinary shares for a period of 20 consecutive trading days prior to conversion.

Shareholder dividends

On July 28, 2006, the Board of Directors suspended the dividend on the ordinary shares. Historically, we have paid quarterly dividends of $0.05 per ordinary share and have paid quarterly dividends on our non-cumulative perpetual preferred shares commencing in the third quarter of 2005. Because we account for dividends declared in arrears, the suspension of the ordinary share dividend will be first reflected in the third quarter of 2006. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant. The amount of dividends that we can pay will depend in part on the operations of our reinsurance subsidiaries.

Collateral

We must have sufficient assets available for use as collateral to support borrowings, letters of credit and certain reinsurance transactions. With reinsurance transactions, the need for collateral or letters of credit arises in five ways:

•	Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited or Scottish Re Limited enters into a reinsurance treaty with a U.S. customer, we must contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit to enable the ceding company to obtain reserve credit for the reinsurance transaction;

•	Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from us or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

•	Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. When Scottish Re (U.S.), Inc. enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit;

•	Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

•	Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may still agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer’s perspective, thereby doing transactions that would otherwise be unavailable or would be available only on significantly less attractive terms.

ING Collateral Arrangement

ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to XXX reserve requirements for our existing business, as well as, the business acquired from ING. We completed three financing solutions relating to these requirements in December 2005 and one in May 2006. The vast majority of the Regulation XXX business has been permanently financed with alternative sources and the principal obligation left for ING is related to the Regulation AXXX business.

HSBC I

In 2004, we entered into a collateral finance facility with HSBC Bank USA, N.A. (‘‘HSBC I’’). This facility provides $200.0 million that can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FASB Interpretation No. 46 (revised December 2003) (‘‘FIN 46R’’), ‘‘Consolidation of Variable Interest Entities’’, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at June 30, 2006, this facility was fully utilized.

Stingray

On January 12, 2005, we entered into a put agreement with Stingray Investor Trust (‘‘Stingray’’) for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At June 30, 2006, $57.5 million was in use for this purpose. We drew down the remaining funds, in the amount of $265.0 million, under this facility on August 14, 2006. The put premium incurred during the three and six months ended June 30, 2006 amounted to $1.2 million and $2.4 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income. The put premium incurred during the three and six months ended June 30, 2005 amounted to $1.2 million and $2.3 million, respectively. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and as a result we are not required to consolidate Stingray.

Orkney Re, Inc.

On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company (‘‘Orkney I’’), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the ‘‘Orkney Notes’’). Orkney I was organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. Scottish Re (U.S.), Inc. holds all of the limited liability company interest in Orkney I. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At June 30, 2006, the interest rate was 5.69%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

In accordance with FIN 46R, Orkney I is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney I has been consolidated in our financial statements. The assets of Orkney I have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney I as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Orkney Re II plc

On December 21, 2005, Orkney Re II plc, an orphan special purpose vehicle incorporated under the laws of Ireland (‘‘Orkney II’’), whose issued ordinary shares are held by a share trustee and its nominees in trust for charitable purposes, issued in a private offering $450.0 million of debt to external investors. The debt consisted of $382.5 million Series A-1 Floating Rate Guaranteed Notes (the ‘‘Series A-1 Notes’’), $42.5 million in aggregate principal amount of Series A-2 Floating Rate Notes (the ‘‘Series A-2 Notes’’), and $25.0 million Series B Floating Rate Notes (the ‘‘Series B Notes’’), all due December 31, 2035 (collectively, the ‘‘Orkney II Notes’’). The Orkney II Notes are listed on the Irish Stock Exchange. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2004 reinsured by Scottish Re (U.S.), Inc. to Orkney II. Proceeds from the Orkney II Notes have been deposited into a series of trusts that collateralize the notes.

The holders of the Orkney II Notes cannot require repayment from us or any of our subsidiaries, only from Orkney II. Assured Guaranty (UK) Ltd. has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035, of the Series A-1 Notes.

Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three month LIBOR plus 3.0% for the Series B Notes. At June 30, 2006, the interest rate on the Series A-1 Notes was 5.17%, Series A-2 Notes was 5.47%, and Series B Notes was 7.74%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

In accordance with FIN 46R, Orkney II is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney II has been consolidated in our financial statements. The assets of Orkney II have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income show the investment return of Orkney II as investment income and the cost of the facility is reflected in collateral finance facilities expense.

HSBC II

On December 22, 2005, we entered into a second collateral finance facility with HSBC Bank USA, N.A (‘‘HSBC II’’). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

Ballantyne Re plc

On May 2, 2006, Ballantyne Re plc, an orphan special purpose vehicle incorporated under the laws of Ireland issued in a private offering $1.71 billion of debt to external investors and $210.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. The debt issued to external investors (collectively, the ‘‘Notes’’) consisted of:

•	$250.0 million of Class A-1 Floating Rate Notes,

•	$500.0 million of Class A-2 Floating Rate Guaranteed Notes Series A,

•	$500.0 million of Class A-2 Floating Rate Guaranteed Notes Series B,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series A,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series B,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series C,

•	$100.0 million of Class A-3 Floating Rate Guaranteed Notes Series D,

•	$10.0 million of Class B-1 7.51244% Subordinated Notes,

•	$40.0 million of Class B-2 Subordinated Floating Rate Notes, and

•	$10.0 million of Class C-1 Subordinated Variable Interest Rate Notes.

The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $40.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the ‘‘SALIC Notes’’; and together with the Notes, the ‘‘Ballantyne Notes’’). Subsequent to the issuance of the Ballantyne Notes, Scottish Annuity & Life Insurance Company (Cayman) Ltd. sold $32.0 million of Class C-1 Subordinated Variable Interest Rate Notes to external investors. Scottish Annuity & Life Insurance Company (Cayman) Ltd. continues to hold $8.0 million Class C-1 Subordinated Variable Interest Rate Notes, which it intends to sell to external investors. Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

Interest on the principal amount of the Ballantyne Notes is payable in intervals ranging from every 28 days to monthly to annually, depending on the note, initially at a rate equivalent to one-month LIBOR plus 0.61% for the Class A-1 Floating Rate Notes (and after May 2, 2022, one-month LIBOR plus 1.22%), one-month LIBOR plus 0.31% for the Class A-2 Floating Rate Guaranteed Notes Series A (and after May 2, 2027, one-month LIBOR plus 0.62%), one-month LIBOR plus 0.36% for the Class A-2 Floating Rate Guaranteed Notes Series B (and after May 2, 2027, one-month LIBOR plus 0.72%), 4.99%, 4.99%, 5.00% and 5.01% for Series A, Series B, Series C, and Series D of the Class A-3 Notes, respectively (with the rate on the Class A-3 Notes to reset every 28 days), 7.51% for the Class B-1 Subordinated Notes, one-month LIBOR plus 2.00% for the Class B-2 Subordinated Floating Rate Notes, and a variable rate based on performance of the underlying block of business for the Class C-1 Subordinated Variable Interest Rate Notes and the Class C-2 Subordinated Variable Interest Rate Notes.

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

In accordance with FIN 46R, Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income include the investment return of Ballantyne Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Reinsurance Facility

On December 22, 2005, we entered into a long term reinsurance facility (‘‘Reinsurance Facility’’), with a third-party Bermuda-domiciled reinsurer that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. All risks and returns arising out of the underlying book of business are retained by us.

Collateral Summary

At June 30, 2006, we had $3.7 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney I, Orkney II and Ballantyne Re transactions. In connection with these transactions, we have assets in trust of approximately $5.3 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

As described above, we have a number of facilities in place to provide collateral requested for our reinsurance business, including our credit facilities, HSBC I and Stingray. However, the availability of certain of these facilities for future collateral support is uncertain. In particular, it is uncertain whether the lenders under the credit facility will honor their commitment to fund any future borrowing requests and, if so, whether they will insist upon collateral for any such funding. In addition, our HSBC I facility has been fully utilized and it is uncertain if a similar facility can be completed or if the current facility will remain available for future use following a permanent Regulation XXX transaction which would reduce the current usage of the HSBC I facility. Other existing sources of collateral include the Stingray facility and cash and other assets which are available. Based on our sources and uses of collateral, our collateral position is very tight over the near term. To enhance our collateral position, we are working on the previously announced strategic alternatives of a capital raise and possible sale of the company, we are in discussions with a large institutional investor regarding a funding proposal and we are pursuing discussions with other lending institutions for alternative credit facilities. We are actively negotiating reinsurance transactions to provide both collateral and capital relief and we are exploring ways to restructure our operations to minimize any collateral strains such as decreasing the rate of growth of new business. While no assurances can be given that we will be successful in completing any of these alternatives, we believe that any one of them has the potential to provide us with the collateral we need for the next year or more.

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

Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited have agreed with Scottish Re Limited that in the event Scottish Re Limited is unable to meet its obligations under its insurance or reinsurance agreements, Scottish Annuity & Life Insurance Company (Cayman) Ltd. or if Scottish Annuity & Life Insurance Company (Cayman) Ltd. cannot fulfill such obligations, then Scottish Re Group Limited will assume all of Scottish Re Limited’s obligations under such agreements.

Scottish Re Group Limited and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have executed similar agreements for Scottish Re (Dublin) Limited and Scottish Re Life (Bermuda) Limited and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.

All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of June 30, 2006 and we expect them to remain as such through the near to medium term.

Tartan Capital Limited

On May 4, 2006, we entered into an agreement that provides $155.0 million of collateralized catastrophe protection with Tartan Capital Limited (‘‘Tartan’’), a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides the Scottish Annuity & Life Insurance Company (Cayman) Ltd. with coverage arising from higher than normal mortality levels within the United States, as determined by the U.S. Centers for Disease Control and Prevention or other designated Reporting Agency. The coverage is based on a modeled loss trigger. Upon the occurrence of a loss event, if the modeled loss exceeds the attachment point for the peril, the coverage is activated. The recovery is based on modeled losses and is not limited to Scottish Annuity & Life Insurance Company (Cayman) Ltd.'s, or any of its subsidiaries', ultimate net loss from the loss event.

In accordance with SFAS No. 133, this contract is considered to be a derivative. We record this contract at fair value which is included in ‘‘Other assets’’ and ‘‘Other liabilities’’ in the Consolidated Balance Sheets with any changes in the value reflected in ‘‘Acquisition costs and other insurance expenses’’ in the Consolidated Statements of Income. There is no quoted market value available for this derivative. The fair value is estimated utilizing published mortality data. Expenses related to this transaction are included in ‘‘Acquisition costs and other insurance expenses’’ in the Corporate and Other Segment.

Tartan is a variable interest entity under the provisions of FASB Interpretation No. 46 (revised December 2003), ‘‘Consolidation of Variable Interest Entities’’ (‘‘FIN 46R’’). We are not the primary beneficiary of this entity and are therefore not required to consolidate it in our consolidated financial statements.

Off Balance Sheet Arrangements

We have no obligations, assets or liabilities other than those disclosed in the financial statements; no trading activities involving non-exchange traded contracts accounted for at fair value; and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

New Accounting Standards

FASB Statement No. 123(R), Share-Based Payment

In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R) which requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees. We adopted SFAS No. 123(R) on January 1, 2006.

FASB Statement No. 156, Accounting for Servicing of Financial Assets — an amendment of FASB Statement No. 140

In March 2006, the FASB issued SFAS No. 156, which permits an entity to choose either of the following subsequent measurement methods for each class of separately recognized servicing assets and servicing liabilities.

•	Amortization Method — amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. This method is consistent with current subsequent measurement guidance for servicing rights.

•	Fair Value Measurement Method — measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs. SFAS No. 156 is effective as of the beginning of an entity’s first fiscal year that begins after September 15, 2006. We are currently assessing the impact of SFAS No. 156 on our results of operations and financial position.

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

In July 2006, the FASB issued FIN 48. FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise’s financial statements in accordance with SFAS No. 109. Tax positions must meet a more likely than not recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We are currently evaluating the potential impact of FIN 48 on our financial statements.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk

Please refer to Part II ‘‘Item 1a: Risk Factors’’ and ‘‘Item 7A: Quantitative and Qualitative Disclosures about Market Risk’’ in our 2005 Annual Report.

Item 4.    Controls and Procedures

Evaluation of disclosure controls and procedures

Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2006 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Changes in internal controls

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, except we addressed and improved the quality and level of detail of our underlying external retrocession data and automated the administration of our external retrocession programs.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On August 2, 2006 and August 7, 2006, putative class action lawsuits were filed against us, Glenn Schafer, the Chairman of our Board of Directors, Dean E. Miller, our Chief Financial Officer, Scott E. Willkomm, our former Chief Executive Officer, and Seth Vance, our former Chief Executive Officer - North America, in the U.S. District Court for the Southern District of New York (‘‘S.D.N.Y.’’) on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. On or about August 7, 2006, a related class action lawsuit was filed against us, Mr. Miller, Mr. Willkomm, and Elizabeth A. Murphy, our former Chief Financial Officer, in the S.D.N.Y., on behalf of a putative class consisting of investors who purchased our publicly traded securities between February 17, 2005 and July 28, 2006. Each of the complaints allege that the defendants made materially false and misleading statements and/or omissions concerning our business and operations, thereby causing investors to purchase our securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’), and Rule 10b-5 promulgated under the 1934 Act. Two of the complaints allege, among other things, that the defendants made false and misleading statements that we were poised for future profitable growth, even though the defendants allegedly knew that we had failed to control expenses and manage our investment and liquidity risk. The third complaint alleges, among other things, that the defendants made positive statements about us and our financial strength that were lacking in any reasonable basis at the time they were made, and that the defendants failed to disclose, among other things, that the defendants had improperly valued allowances on deferred tax assets and that we lacked adequate internal controls. Each of the class actions filed seek an unspecified amount of damages, as well as other forms of relief. We contest the allegations that have been asserted and plan to vigorously defend our interests in both actions. Similar class actions may be filed and served on us.

Item 1a. Risk Factors

The recent downgrades in the financial ratings of our insurance subsidiaries, and any further downgrades, could make us less competitive and will increase our cost of capital.

Ratings are an important factor in attracting business in our life reinsurance business. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company’s control. The objective of rating organizations is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our securities and are not recommendations to buy, sell or hold our securities. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Overview — Status of Credit and Financial Strength Ratings’’ for a description of our subsidiaries’ ratings. The rating agencies have warned that further adverse developments in the business, including with respect to additional one-time charges, loss of in-force business and liquidity, could cause them to downgrade our ratings.

Although there are few in-force treaties with recapture provisions that are triggered by a ratings downgrade, the recent downgrades of our insurance subsidiaries could adversely affect our ability to sell products, write new treaties, retain existing business (through the termination of open treaties for new business), and compete for attractive acquisition opportunities. In addition, as a result of the downgrades, the interest rates for our credit facilities and securitization transactions have increased. Our ability to raise capital for our business and the cost of such capital may be adversely affected by downgrades in our credit ratings.

Our inability to attract and retain qualified employees or the loss of any of our key employees could negatively impact our business.

Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Glenn Schafer, the non-executive Chairman of our Board of Directors, Bill Caulfeild-Browne, Vice-Chairman of our Board of Directors, Paul Goldean, our Chief Executive Officer, David Howell, the Chief Executive Officer of our Life Reinsurance International Segment, Hugh McCormick, our Executive Vice President of Corporate Development, Dean Miller, our Chief Financial Officer, and Clifford Wagner, our Chief Executive Officer of our Life Reinsurance North America Segment. Each of the foregoing members of senior management has employment agreements and we maintain a $2,500,000 key man life insurance policy for Mr. Wagner. The loss of the services of members of our senior management, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could harm our financial performance.

Our ability to pay dividends depends on our subsidiaries’ ability to distribute funds to us.

We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on our ordinary shares, HyCUs, our non-cumulative perpetual preferred shares, and to pay debt service on any of our indebtedness, depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of intercompany loans or service fees. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions applicable to insurance companies generally that limit the amount of dividends, loans and advances and other payments to affiliates. Our existing credit facility also contains restrictions on the ability of Scottish Annuity & Life Insurance Company (Cayman) Ltd. and certain of our operating subsidiaries to pay dividends or make loans to us. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.

The market price for our ordinary shares has been and may continue to be highly volatile.

The market price for our ordinary shares has fluctuated significantly, ranging between $24.84 per share on March 31, 2006 and $2.95 per share on July 31, 2006. The overall market and the price of our ordinary shares may continue to be volatile. There may be a significant effect on the market price for our ordinary shares due to, among other things:

•	changes in investors’ and analysts’ perceptions of the risks and conditions of our business,

•	the size of the public float of our ordinary shares;

•	the announcement of acquisitions by us or our competitors;

•	variations in our anticipated or actual operating results or the results of our competitors;

•	regulatory developments;

•	market conditions; and

•	general economic conditions.

Future transactions or changes in our financial condition may limit our ability to use our net operating loss carry forwards.

As of December 31, 2005, we had actual net operating loss carry forwards, or NOLs, of approximately $615.5 million. $603.1 million was attributable to the U.S. operations and $12.4 million was attributable to the U.K. operations. The U.K. NOL has an unlimited carry forward period. The

U.S. NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code, imposes an annual limit on the ability of a corporation that undergoes an ‘‘ownership change’’ to use its NOLs to reduce its tax liability. It is possible that future transactions (including issuances of new shares and sales of our shares), would cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. This would also result in a write-off of our associated transferred tax asset for GAAP purposes.

We generate deferred tax assets principally due to NOLs, reserves and unrealized losses on investment securities. In accordance with SFAS No. 109, we must conclude whether the future realization of our deferred tax asset is ‘‘more likely than not’’. The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities within the carry forward period (which in the United States is 15 years), projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income. Therefore, we must rely heavily on tax planning strategies for support of the gross deferred tax asset. Prior to the quarter ended June 30, 2006, these tax planning strategies have provided justification to support our deferred tax asset. The combination of the increased pressure on our existing tax planning strategies, the operating loss for the quarter, and the prospects of a ratings downgrade during the second quarter led management to conclude that it was no longer ‘‘more likely than not’’ that the full amount of the gross deferred tax asset could be realized. Accordingly, we established a valuation allowance of $112.4 million during the quarter. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods in accordance with the requirements of SFAS No. 109, and there is a risk that we may need to establish additional valuation allowances in future quarters, which could adversely impact our reported earnings and financial condition.

Several class action securities lawsuits have been filed against us and certain of our current and former officers and directors, and we cannot predict the outcome of these lawsuits.

We and certain of our current and former officers and directors have been named defendants in federal securities class action lawsuits. The plaintiffs in these lawsuits may make additional claims, expand existing claims and/or expand the time periods covered by the complaints, and other plaintiffs may bring additional actions with other claims. We expect to incur significant defense costs regardless of the outcome of these lawsuits. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs, part or all of which may not be covered by insurance. These lawsuits may result in a diversion of our management's time and attention and the incurrence of increased costs.

Our existing sources of liquidity and collateral may be insufficient or unavailable to fund our expected future liquidity needs and we may be required to raise new sources of equity capital, liquidity and collateral on less advantageous terms than our historical sources.

In addition to our operating cash flows and credit facilities, we have other sources of liquidity and collateral including the additional proceeds from the remaining variable forward share contract and the Stingray facility. Our most significant liquidity use relates to the 4.5% Senior Convertible Notes, pursuant to which the noteholders have the right to put the notes to us for cash on December 6, 2006.

Based on the uncertainty in future availability on our credit facilities, combined with known uses of liquidity and collateral, our liquidity position is very tight over the near term. See ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources’’ and ‘‘Management's Discussion and Analysis of Financial Condition and Results of Operations — Collateral-Collateral Summary.’’ To enhance our liquidity position, we are currently working on the previously announced strategic alternatives of a capital raise and possible sale of the company, we are in discussions with a large institutional investor regarding a funding proposal and we are pursuing discussions with other lending institutions for alternative credit facilities. We are actively negotiating reinsurance transactions to provide both liquidity and capital relief and exploring ways to restructure our operations to minimize any liquidity and collateral strains such as decreasing the rate of growth of new business. No assurances can be given that we will be successful in completing any of these alternatives in order to meet our short-term liquidity and collateral needs.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

The 2006 Annual Meeting of Shareholders of the Company was held on May 3, 2006. The following items of business were presented to our shareholders (the ‘‘Shareholders’’):

Election of Directors

The results of the vote of the Shareholders with respect to the four Class II Directors were elected as proposed in the Proxy Statement dated April 3, 2006 under the caption titled ‘‘Proposal for Election of Directors’’ were as follows:

Name	Total Vote For Each Director	Total Vote Withheld From Each Director
Michael Austin	49,970,503	38,123
Lord Norman Lamont	49,966,028	42,603
Glenn Schafer	49,971,008	37,623
Scott Willkomm	49,970,658	37,623

Ratification of Independent Auditors

The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young, as the independent auditors for the Company for the fiscal year ending December 31, 2006. The results of the vote of the Shareholders with respect to this selection were as follows:

For:	49,945,965
Against:	61,791
Abstain:	875

Item 5. Other Information

Not applicable.

Item 6. Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

3.1	Memorandum of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (6)
3.2	Articles of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (6)
4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)
4.2	Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)
4.3	Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)
4.4	Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)
4.5	Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)
4.6	Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (10)
4.7	Certificate of Designations of Scottish Re Group Limited’s Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (16)
4.8	Specimen Stock Certificate for the Company’s Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (16)
10.1	Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)(22)
10.2	Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)(22)
10.3	Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)(22)
10.4	Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)
10.5	Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

10.6	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited’s 1999 Annual Report on Form 10-K). (2)(22)
10.7	Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited’s 1999 Annual Report on Form 10-K). (2)(22)
10.8	Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Exhibit 10.16 to Scottish Re Group Limited’s 2000 Annual Report on Form 10-K). (3)(22)
10.9	Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (7)
10.10	Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (5)
10.11	2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited’s 2001 Annual Report on Form 10-K). (4)(22)
10.12	Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited’s 2001 Annual Report on Form 10-K). (4)(22)
10.13	Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (5)
10.14	Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (5)
10.15	Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)
10.16	Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)
10.17	Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(22)
10.18	Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)
10.19	Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)
10.20	Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

10.21	Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited’s 2002 Annual Report on Form 10-K). (12)(22)
10.22	Employment Agreement dated February 10, 2003 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited’s 2002 Annual Report on Form 10-K). (12)(22)
10.23	Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited’s 2002 Annual Report on Form 10-K). (12)(22)
10.24	Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited’s Registration Statement on Form S-3). (9)
10.25	Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited’s Registration Statement on Form S-3). (9)
10.26	Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(22)
10.27	Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (11)
10.28	Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (11)
10.29	Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (11)
10.30	Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(22)
10.31	Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004). (22)
10.32	Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)

10.33	Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders’ Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)
10.34	Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)
10.35	Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)
10.36	Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)
10.37	First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K, filed with the SEC on October 29, 2004).
10.38	Amendment to Employment Agreement dated as of March 29, 2004, by and among the Company and Michael C. French (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (22)
10.39	Employment Agreement, dated as of March 29, 2004, by and among the Company and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the nine month period ended September 30, 2004, filed with the SEC on November 8, 2004). (22)
10.40	Employment Agreement, dated as of January 1, 2005, between Scottish Holdings, Inc. and Gary Dombowsky (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)(22)
10.41	Amendment to Employment Agreement, dated as of February 7, 2005, between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)(22)
10.42	Employment Agreement, dated as of February 1, 2005, between Scottish Re Group Limited and Hugh T. McCormick (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)(22)
10.43	Employment Agreement, dated as of December 1, 2004, between Scottish Holdings, Inc. and Kenneth R. Stott (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)(22)

10.44	Credit Agreement, dated as of December 29, 2004, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited, as borrowers, Bear Stearns Corporate Lending, Inc. and Wachovia Bank, National Association as Co-Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and The Other Lenders Party Hereto, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.45	Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.46	Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.47	Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.48	Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.49	Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited Bermuda and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.50	Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.) Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.51	Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.52	Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.53	Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.54	Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.55	Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.56	Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.57	Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)
10.58	Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (19)
10.59	Form of Remarketing Agreement, between the Company and Lehman Brothers, Inc., as Remarketing Agent (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (16)
10.60	Amended and Restated Credit Agreement, dated as of July 14, 2005, among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc., and Scottish Re Limited, as Borrowers, Bear Stearns Corporate Lending, Inc., HSBC Bank USA, National Association, and Wachovia Bank, National Association as Syndication Agents, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, Banc of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (17)
10.61	Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Proxy Statement filed with the SEC on April 1, 2004).
10.62	Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (22)
10.63	Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (22)
10.64	Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (22)
10.65	Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (22)
10.66	Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (22)

10.67	Employment Agreement, dated as of July 18, 2005, between Scottish Re Group Limited and Dean Miller (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (19) (22)
10.68	Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (21)
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Scottish Re Group Limited’s Registration Statement on Form S-1 was filed with the SEC on June 19, 1998, as amended.

(2)	Scottish Re Group Limited’s 1999 Annual Report on Form 10-K was filed with the SEC on April 3, 2000.

(3)	Scottish Re Group Limited’s 2000 Annual Report on Form 10-K was filed with the SEC on March 30, 2001.

(4)	Scottish Re Group Limited’s 2001 Annual Report on Form 10-K was filed with the SEC on March 5, 2002.

(5)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on December 31, 2001.

(6)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on June 2, 2005.

(7)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on August 9, 2001.

(8)	Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A was filed with the SEC on August 8, 2002.

(9)	Scottish Re Group Limited’s Registration Statement on Form S-3 was filed with the SEC on January 31, 2003, as amended.

(10)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on December 17, 2003.

(11)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on January 6, 2004.

(12)	Scottish Re Group Limited’s 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.

(13)	Scottish Re Group Limited’s Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.

(14)	Scottish Re Group Limited’s Quarterly Report on Form 10-Q was filed with the SEC on May 10, 2004.

(15)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on October 21, 2004.

(16)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on July 1, 2005.

(17)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on July 18, 2005.

(18)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on August 8, 2005.

(19)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on August 4, 2005.

(20)	Scottish Re Group Limited’s 2004 Annual Report on Form 10-K was filed with the SEC on March 18, 2005.

(21)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the SEC on August 22, 2005.

(22)	This exhibit is a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTTISH RE GROUP LIMITED

Date: August 14, 2006	By: /s/ Paul Goldean
Paul Goldean
Chief Executive Officer

Date: August 14, 2006	By: /s/ Dean E. Miller
Dean E. Miller
Chief Financial Officer