Form 10-Q
period 2006-09-30
SCOTTISH RE GROUP LTD
filed 2006-11-13
CIK 1064122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 1O-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2006

              [ ] Transition Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the Transition period from _____ to _____

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

                                P.O. Box HM 2939
                            Crown House, Second Floor
                               4 Par-la-Ville Road
                                  Hamilton HMO8
                                     Bermuda
                    (Address of Principal Executive Offices)


                                 Not Applicable
                                   (Zip Code)


                                 (441) 295-4451
              (Registrant's telephone number, including area code)

              (Former name, former address and former fiscal year.
                         if changed since last report)

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

 Large accelerated filer [X]  Accelerated filer  [ ] Non-accelerated filer [ ]

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                   Yes No [X]

As of November 6, 2006, the Registrant had 60,554,104 ordinary shares outstanding.

================================================================================

                                Table of Contents


PART I.  FINANCIAL INFORMATION................................................2


Item 1.  Financial Statements.................................................2

         Consolidated Balance Sheets -- September 30, 2006
         (unaudited) and December 31, 2005....................................2

         Consolidated Statements of Income (Loss) -- Three and nine months ended September 30, 2006 and 2005 (unaudited).........................3

         Consolidated Statements of Comprehensive Income (Loss) -- Three
         and nine months ended September 30, 2006 and 2005
         (unaudited)...........................................................4

         Consolidated Statements of Shareholders' Equity -- Nine
         months ended September 30, 2006 and 2005 (unaudited)..................5

         Consolidated Statements of Cash Flows -- Nine months ended
         September 30, 2006 and 2005 (unaudited)...............................6

         Notes to Consolidated Financial Statements (unaudited). ..............7


Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations..................................22


Item 3.  Quantitative and Qualitative Disclosures about
         Market Risk..........................................................50

Item 4.  Controls and Procedures..............................................51

PART II. OTHER INFORMATION....................................................52

Item 1.  Legal Proceedings....................................................52

Item 2.   Unregistered Sales of Equity Securities
          and Use of Proceeds.................................................54

Item 3.   Defaults upon Senior Securities.....................................55

Item 4.   Submission of Matters to a Vote of Security Holders.................55

Item 5.   Other Information...................................................55

Item 6.   Exhibits............................................................55

PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States dollars, except share data)


                                                                                          September 30,
                                                                                              2006                 December
                                                                                           (unaudited)             31, 2005
                                                                                           -----------             --------
ASSETS
Fixed maturity investments, available for sale, at fair value
    (Amortized cost $7,567,968; 2005 -- $5,323,488)...............................       $   7,526,756         $   5,292,595
Preferred stock, available for sale, at fair value (Cost $134,037;
    2005 -- $137,271).............................................................             129,977               133,804
Cash and cash equivalents.........................................................           1,356,092             1,420,205
Other investments.................................................................              65,130                54,619
Funds withheld at interest........................................................           2,076,097             2,597,416
                                                                                          ------------           -----------
    Total investments.............................................................          11,154,052             9,498,639
Accrued interest receivable.......................................................              59,767                44,012
Reinsurance balances and risk fees receivable.....................................             423,759               325,372
Deferred acquisition costs........................................................             620,412               594,583
Amount recoverable from reinsurers................................................             570,834               551,288
Present value of in-force business................................................              51,471                54,743
Goodwill..........................................................................              34,125                34,125
Other assets......................................................................             172,072                87,198
Deferred tax assets...............................................................                   -                55,453
Segregated assets.................................................................             739,410               760,707
                                                                                         -------------         -------------
    Total assets..................................................................       $  13,825,902         $  12,006,120
                                                                                         =============         =============

LIABILITIES
Reserves for future policy benefits...............................................       $   3,663,489         $   3,477,222
Interest sensitive contract liabilities...........................................           3,582,687             3,907,573
Collateral finance facilities.....................................................           3,745,918             1,985,681
Accounts payable and other liabilities............................................             101,862                83,130
Reinsurance balances payable......................................................             260,101               114,078
Current income tax payable........................................................               4,451                 9,155
Deferred tax liabilty.............................................................              47,106                     -
Long term debt....................................................................             244,500               244,500
Segregated liabilities............................................................             739,410               760,707
                                                                                          ------------          ------------
Total liabilities.................................................................          12,389,524            10,582,046
                                                                                          ------------          ------------

MINORITY INTEREST.................................................................               9,329                 9,305
MEZZANINE EQUITY..................................................................             143,512               143,057
SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01:
    Issued: 60,554,104 shares (2005 -- 53,391,939)................................                 606                   534
Preferred shares, par value $0.01:
    Issued: 5,000,000 shares (2005 -- 5,000,000)..................................             125,000               125,000
Additional paid-in capital........................................................           1,049,790               893,767
Accumulated other comprehensive loss..............................................              (6,068)               (9,991)
Retained earnings ................................................................             114,209               262,402
                                                                                         -------------         -------------
    Total shareholders' equity....................................................           1,283,537             1,271,712
                                                                                         -------------         -------------
Total liabilities, minority interest, mezzanine equity and
    shareholders' equity..........................................................       $  13,825,902         $  12,006,120
                                                                                         =============         =============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                  Three months ended               Nine months ended
                                                                ----------------------        ---------------------------
                                                                September      September       September        September
                                                                 30, 2006       30, 2005        30, 2006         30, 2005
                                                                ---------      ---------      ----------        ---------
Revenues

Premiums earned...........................................   $   453,521      $   470,094     $ 1,347,484      $ 1,370,667
Investment income, net....................................       162,408           92,132         439,407          256,165
Fee income................................................         2,380            2,801          10,752            9,210
Realized gains (losses), net..............................        (1,072)           1,344         (25,971)           5,573
Change in value of embedded derivatives, net..............        (5,891)          (2,631)         11,621          (19,266)
                                                             -----------      -----------      ----------       ----------
    Total revenues........................................       611,346          563,740       1,783,293        1,622,349
                                                             -----------      -----------      ----------       ----------
Benefits and expenses
Claims and other policy benefits..........................       377,713          356,127       1,124,277        1,030,893
Interest credited to interest sensitive contract
    liabilities...........................................        42,423           36,724         140,523           99,089
Acquisition costs and other insurance expenses,
    net...................................................        86,241           91,214         278,644          305,350
Operating expenses........................................        39,447           32,909         109,904           83,978
Collateral finance facilities expense.....................        67,323           13,230         145,646           32,471
Interest expense..........................................         5,005            5,690          16,964           16,097
                                                             -----------       ----------      ----------        ---------
    Total benefits and expenses...........................       618,152          535,894       1,815,928        1,567,878
                                                             -----------       ----------      ----------        ---------
Income (loss) before income taxes and minority
    interest..............................................        (6,806)         27,846          (32,665)          54,471
Income tax benefit (expense)..............................       (20,841)          6,677         (102,427)          15,232
                                                             -----------       ----------      ----------        ---------
Income (loss) before minority interest....................       (27,647)          34,523        (135,092)          69,703
Minority interest.........................................           232             (113)            (64)            (282)
                                                             -----------       ----------      ----------        ---------
Net income (loss).........................................       (27,415)          34,410        (135,156)          69,421
Dividend declared on non-cumulative perpetual preferred
    shares................................................        (2,266)          (2,492)         (6,797)          (2,492)
Imputed dividend on prepaid variable share forward
    contract..............................................          (809)               -            (881)               -
                                                             -----------       ----------      ----------        ---------
Net income (loss) available to ordinary
    shareholders..........................................    $  (30,490)     $    31,918     $  (142,834)      $   66,929
                                                              ==========      ===========     ===========       ==========
Earnings (loss) per ordinary share -- Basic ..............    $    (0.54)     $      0.70     $     (2.61)      $     1.56
                                                              ==========      ===========     ===========       ==========
Earnings (loss) per ordinary share -- Diluted.............    $    (0.54)     $      0.66     $     (2.61)      $     1.42
                                                              ==========      ===========     ===========       ==========
Dividends declared per ordinary share.....................    $        -      $      0.05     $      0.10       $     0.15
                                                              ==========      ===========     ===========       ==========
Weighted average number of ordinary shares outstanding
Basic.....................................................    56,933,566       45,517,832      54,708,914       43,004,046
                                                              ==========       ==========      ==========       ==========
Diluted...................................................    56,933,566       48,543,262      54,708,914       47,080,247
                                                              ==========       ==========      ==========       ==========

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                             Three months ended        Nine months ended
                                                            ----------------------    ----------------------
                                                            September     September   September     September
                                                            30, 2006      30, 2005    30, 2006      30, 2005
                                                            --------      --------    --------      --------
Net income (loss) .......................................   $ (27,415)   $  34,410    $(135,156)   $  69,421
Other comprehensive income (loss), net of tax:
Unrealized appreciation (depreciation) on investments ...      86,716      (44,580)     (18,998)     (18,393)
Add: reclassification adjustment for investment losses
    (gains) included in net income ......................       3,805          (21)      14,807       (1,360)
                                                            ---------     --------    ---------     --------
Net unrealized appreciation (depreciation) on investments
    net of income tax benefit (expense) and deferred
    acquisition costs of $(53,916), $34,056, $5,779, and
    $23,173 .............................................      90,521      (44,601)      (4,191)     (19,753)
Cumulative translation adjustment .......................        (790)      (1,745)       8,114       (8,147)
                                                            ---------     --------    ---------     --------
Other comprehensive income (loss) .......................      89,731      (46,346)       3,923      (27,900)
                                                            ---------     --------    ---------     --------
Comprehensive income (loss) .............................   $  62,316    $ (11,936)   $(131,233)   $  41,521
                                                            =========     ========    =========     ========



     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                           Nine months ended
                                                                                  -----------------------------------
                                                                                   September 30,        September 30,
                                                                                       2006                 2005
                                                                                  -------------       ---------------
Ordinary shares:
    Beginning of period .........................................................     53,391,939         39,931,145
    Issuance to employees on exercise of options ................................        583,217            318,900
    Issuance on exercise of warrants ............................................              -          5,377,327
    Ordinary shares issued ......................................................      6,578,948                  -
                                                                                     -----------         ----------
    End of period ...............................................................     60,554,104         45,627,372
                                                                                     ===========         ==========
Preferred shares:
    Beginning of period .........................................................      5,000,000                  -
    Non-cumulative perpetual preferred shares issued ............................              -          5,000,000
                                                                                     -----------         ----------
    End of period ...............................................................      5,000,000          5,000,000
                                                                                     -----------         ----------
Share capital:
Ordinary shares:
    Beginning of period .........................................................    $       534        $       399
    Issuance to employees on exercise of options ................................              6                  3
    Issuance on conversion of warrants ..........................................              -                 54
    Ordinary shares issued ......................................................             66                  -
                                                                                     -----------        -----------
    End of period ...............................................................            606                456
                                                                                     -----------        -----------
Preferred shares:
    Beginning of period .........................................................        125,000                  -
    Non-cumulative perpetual preferred shares issued ............................              -            125,000
                                                                                     -----------        -----------
   End of period ...............................................................         125,000            125,000
                                                                                     -----------        -----------
Additional paid-in capital:
    Beginning of period .........................................................        893,767            684,719
    Ordinary shares issued ......................................................        147,318                  -
    Conversion of 7.00% Convertible Junior Subordinated Notes ...................              -             42,061
    Issuance to employees on exercise of options ................................          6,795              3,710
    Option and restricted stock unit expense ....................................          1,483              3,871
    Costs of issue of non-cumulative perpetual preferred shares .................              -             (4,588)
    Other .......................................................................            427                  -
                                                                                     -----------        -----------
   End of period ...............................................................       1,049,790            729,773
                                                                                     -----------        -----------
Accumulated other comprehensive income (loss):
Unrealized depreciation on investments
    Beginning of period .........................................................        (17,879)            13,661
    Change in period (net of tax and deferred acquisition costs) ................         (4,191)           (19,753)
                                                                                     -----------        -----------
    End of period ...............................................................        (22,070)            (6,092)
                                                                                     -----------        -----------
Cumulative translation adjustment
    Beginning of period .........................................................          7,888             17,943
    Change in period (net of tax) ...............................................          8,114             (8,147)
                                                                                     -----------        -----------
   End of period ...............................................................          16,002              9,796
                                                                                     -----------        -----------
Total accumulated other comprehensive income (loss) .............................         (6,068)             3,704
                                                                                     -----------        -----------
Retained earnings:
    Beginning of period .........................................................        262,402            145,952
    Net income (loss) ...........................................................       (135,156)            69,421
    Dividends declared on ordinary shares .......................................         (5,359)            (6,706)
    Dividends declared on non-cumulative perpetual preferred shares .............         (6,797)            (2,492)
    Imputed dividend on prepaid variable share forward contract .................           (881)                 -
                                                                                     ------------       -----------
   End of period ...............................................................         114,209            206,175
                                                                                     ------------       -----------
Total shareholders' equity ......................................................    $ 1,283,527        $ 1,065,108
                                                                                     ============       ===========


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                    CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

               (Expressed in Thousands of United States dollars)

                                                                                    Nine months ended
                                                                               ----------------------------
                                                                               September 30,  September 30,
                                                                                   2006           2005
                                                                               ------------   -------------
Operating activities
Net income (loss) ..........................................................   $  (135,156)   $    69,421
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
    Net realized (gains) losses ............................................        25,971         (5,572)
    Change in value of embedded derivatives, net ...........................       (11,621)        19,267
    Amortization of discount on investments ................................        12,270         13,900
    Amortization of deferred acquisition costs .............................        71,798         55,417
    Amortization of present value of in-force business .....................         3,278          5,362
    Changes in assets and liabilities:
        Accrued interest receivable ........................................       (14,539)        (9,516)
        Reinsurance balances and risk fees receivable ......................        49,910        (12,731)
        Deferred acquisition costs .........................................       (94,147)      (134,515)
        Deferred tax asset and liability ...................................       106,834         (4,149)
        Other assets .......................................................       (65,490)       (32,488)
        Current income tax payable .........................................        (5,044)        (8,910)
        Reserves for future policy benefits, net of amounts recoverable from
           reinsurers ......................................................       111,264        298,279
        Interest sensitive contract liabilities, net of funds withheld at ..
           interest ........................................................       452,891         58,113
        Accounts payable and other liabilities .............................        18,728            288
        Other ..............................................................         5,845         12,045
                                                                               ------------   -------------
Net cash provided by operating activities ..................................       532,892        324,211
                                                                               ------------   -------------
Investing activities
Purchase of fixed maturity investments .....................................    (3,927,956)    (2,551,109)
Proceeds from sales of fixed maturity investments ..........................     1,311,070        587,963
Proceeds from maturity of fixed maturity investments .......................       377,652        373,996
Purchase of preferred stock investments ....................................       (10,299)       (36,736)
Proceeds from sales and maturity of preferred stock investments ............        12,901          2,612
Purchase of other investments ..............................................        (9,608)       (33,358)
Other ......................................................................        (7,244)        (4,237)
                                                                               ------------   -------------
Net cash used in investing activities ......................................    (2,253,484)    (1,660,869)
                                                                               ------------   -------------

Financing activities
Proceeds from collateral finance facilities ................................     1,760,237        850,000
Deposits to interest sensitive contract liabilities ........................       122,194        157,881
Withdrawals from interest sensitive contract liabilities ...................      (632,527)       (96,808)
Proceeds from issuance of ordinary shares ..................................       153,731          3,767
Net proceeds from drawdown of Stingray facilty .............................       265,000              -
Net proceeds from issuance of non-cumulative perpetual preferred shares ....             -        120,412
Dividends paid on ordinary shares ..........................................        (5,359)        (6,706)
Dividends paid on perpetual preferred shares ...............................        (6,797)             -
                                                                               ------------   -------------
Net cash provided by financing activities ..................................     1,656,479      1,028,546
                                                                               ------------   -------------
Net change in cash and cash equivalents ....................................       (64,113)      (308,112)
Cash and cash equivalents, beginning of period .............................     1,420,205        794,639
                                                                               ------------   -------------
Cash and cash equivalents, end of period ...................................   $ 1,356,092    $   486,527
                                                                               ============   =============



     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)



1. Basis of presentation

     Accounting Principles -- The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2006. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2005 Annual Report on Form 10-K for the year ended December 31, 2005 ("2005 Annual Report").

     Consolidation -- We consolidate the results of all of our subsidiaries and all variable interest entities for which we are the primary beneficiary. All significant intercompany transactions and balances have been eliminated on consolidation.

     Estimates, Risks and Uncertainties -- The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported on the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used by management. Our most significant assumptions are for assumed reinsurance liabilities, premiums receivable, deferred acquisition costs, realization of deferred tax assets and valuation of investment impairments. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.

     All tabular amounts are reported in thousands of United States dollars, except share and per share data, or as otherwise noted.

     Certain prior period amounts have been reclassified to conform to the current period presentation.

 2. New accounting pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

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

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


2.   New accounting pronouncements (continued)

FASB Statement No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140

     In March 2006, the FASB issued Statement No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financing Assets", which permits an entity to choose either of the following measurement methods for each class of separately recognized servicing assets and servicing liabilities:

     o Amortization method -- amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. This method is consistent with current subsequent measurement guidance for servicing rights.

     o Fair value measurement method -- measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs.

     SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently assessing the impact of SFAS No. 156 on our results of operations and financial position.

FASB Statement No. 157, Fair Value Measurements

     In September 2006, the FASB issued Statement No. 157 ("SFAS No. 157"), "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 on January 1, 2008 and are evaluating the implications of SFAS No. 157 on our results of operations and financial position.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)
3.   Business segments

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


                                                                  Three months ended September 30, 2006
                                                          ---------------------------------------------------
                                                               Life Reinsurance
                                                          --------------------------
                                                            North                    Corporate
                                                           America    International   & Other      Total
                                                          ----------   ------------  ----------  ----------
Premiums earned .......................................   $ 421,707    $  31,814    $       -    $ 453,521
Investment income, net ................................     151,872        8,528        2,008      162,408
Fee income ............................................       1,620            -          760        2,380
Realized gains (losses), net ..........................         173       (2,832)       1,587       (1,072)
Change in value of embedded derivatives, net ..........      (5,891)           -            -       (5,891)
                                                          ---------    ---------    ---------    ----------
Total revenues ........................................     569,481       37,510        4,355      611,346
                                                          ---------    ---------    ---------    ----------

Claims and other policy benefits ......................     360,968       16,745            -      377,713
Interest credited to interest sensitive contract
    liabilities .......................................      42,423            -            -       42,423
Acquisition costs and other insurance expenses, net ...      74,082        9,396        2,763       86,241
Operating expenses ....................................      14,569        7,678       17,200       39,447
Collateral finance facilities expense .................      63,866            -        3,457       67,323
Interest expense ......................................       2,986            -        2,019        5,005
                                                          ---------    ---------    ---------    ----------
Total benefits and expenses ...........................     558,894       33,819       25,439      618,152
                                                          ---------    ---------    ---------    ----------
Income (loss) before income taxes and minority interest   $  10,587    $   3,691    $ (21,084)   $  (6,806)
                                                          =========    =========    =========    =========

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

3.  Business segments (continued)


                                                                        Three months ended September 30, 2005
                                                                ---------------------------------------------------
                                                                     Life Reinsurance
                                                                -------------------------
                                                                  North                    Corporate
                                                                 America    International   & Other      Total
                                                                ----------  -------------  ----------  ----------
Premiums earned ..............................................   $ 427,224    $  42,870    $       -    $ 470,094
Investment income, net .......................................      88,490        2,734          908       92,132
Fee income ...................................................       2,010            -          791        2,801
Realized gains (losses), net .................................        (160)         (82)       1,586        1,344
Change in value of embedded derivatives, net .................      (2,631)           -            -       (2,631)
                                                                ----------   ------------  ----------  ----------
Total revenues ...............................................     514,933       45,522        3,285      563,740
                                                                ----------   ------------  ----------  ----------

Claims and other policy benefits .............................     330,035       26,092            -      356,127
Interest credited to interest sensitive contract liabilities..      36,724            -            -       36,724
Acquisition costs and other insurance expenses, net ..........      80,762        9,933          519       91,214
Operating expenses ...........................................      12,981        6,728       13,200       32,909
Collateral finance facilities expense ........................      11,850            -        1,380       13,230
Interest expense .............................................       3,062            -        2,628        5,690
                                                                ----------   ------------  ----------  ----------
Total benefits and expenses ..................................     475,414       42,753       17,727      535,894
                                                                ----------   ------------  ----------  ----------
Income (loss) before income taxes and minority interest ......   $  39,519    $   2,769    $ (14,442)   $  27,846
                                                                ==========   ============  ==========  ==========

                                                                            Nine months ended September 30, 2006
                                                                    ---------------------------------------------------
                                                                          Life Reinsurance
                                                                    -------------------------
                                                                      North                     Corporate
                                                                     America    International   & Other          Total
                                                                    ----------  -------------  -----------    -----------
Premiums earned ..............................................   $ 1,258,174    $    89,310    $         -    $ 1,347,484
Investment income, net .......................................       412,576         20,488          6,343        439,407
Fee income ...................................................         8,516              -          2,236         10,752
Realized gains (losses), net .................................       (19,225)       (10,878)         4,132        (25,971)
Change in value of embedded derivatives, net .................        11,621              -              -         11,621
                                                                 -----------    -----------    -----------    ------------
Total revenues ...............................................     1,671,662         98,920         12,711      1,783,293
                                                                 -----------    -----------    -----------    ------------

Claims and other policy benefits .............................     1,046,874         77,403              -      1,124,277
Interest credited to interest sensitive contract liabilities..       140,523              -              -        140,523
Acquisition costs and other insurance expenses, net ..........       255,770         18,398          4,476        278,644
Operating expenses ...........................................        43,699         21,329         44,876        109,904
Collateral finance facilities expense ........................       140,300              -          5,346        145,646
Interest expense .............................................         8,586              -          8,378         16,964
                                                                 -----------    -----------    -----------    ------------
Total benefits and expenses ..................................     1,635,752        117,130         63,076      1,815,958
                                                                 -----------    -----------    -----------    ------------
Income (loss) before income taxes and minority interest ......   $    35,910    $   (18,210)   $   (50,365)   $   (32,665)
                                                                 ===========    ===========    ===========    ============


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


3.   Business segments (continued)

                                                                            Nine months ended September 30, 2005
                                                                    ---------------------------------------------------
                                                                         Life Reinsurance
                                                                    ------------------------
                                                                     North                    Corporate
                                                                    America    International   & Other          Total
                                                                   ----------  -------------  ----------    ----------
Premiums earned ..............................................   $ 1,273,196    $    97,471   $         -    $ 1,370,667
Investment income, net .......................................       246,977          7,676         1,512        256,165
Fee income ...................................................         6,917              -         2,293          9,210
Realized gains, net ..........................................         3,490            503         1,580          5,573
Change in value of embedded derivatives, net .................       (19,266)             -             -        (19,266)
                                                                 -----------    -----------   -----------    -----------
Total revenues ...............................................     1,511,314        105,650         5,385      1,622,349
                                                                 -----------    -----------   -----------    -----------

Claims and other policy benefits .............................       967,822         63,071             -      1,030,893
Interest credited to interest sensitive contract liabilities..        99,089              -             -         99,089
Acquisition costs and other insurance expenses, net ..........       286,967         16,831         1,552        305,350
Operating expenses ...........................................        34,875         19,862        29,241         83,978
Collateral finance facilities expense ........................        28,483              -         3,988         32,471
Interest expense .............................................         8,427              -         7,670         16,097
Total benefits and expenses ..................................     1,425,663         99,764        42,451      1,567,878
                                                                 -----------    -----------   -----------    -----------
Income (loss) before income taxes and minority interest.......   $    85,651    $     5,886   $   (37,066)   $    54,471
                                                                 ===========    ===========   ===========    ===========



Assets                                                                          September 30, 2006      December 31, 2005
------                                                                          ------------------      -----------------
Life Reinsurance
    North America .............................................................     $12,395,164            $10,472,863
    International .............................................................         481,358                460,888
                                                                                    -----------            -----------
Total Life Reinsurance.........................................................      12,875,522             10,933,751
Corporate & Other .............................................................         950,380              1,072,369
                                                                                    -----------            -----------
Total .........................................................................     $13,825,902            $12,006,120
                                                                                    ===========            ===========

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


4.   Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share.

                                                            Three months ended                    Nine months ended
                                                    ---------------------------------   ----------------------------------
                                                       September 30,    September 30,    September 30,       September 30,
                                                          2006             2005             2006                  2005
                                                    ----------------  ----------------  --------------     ---------------
Numerator:
Net income (loss).................................  $     (27,415)     $      34,410     $    (135,156)     $      69,421
Dividend declared on non-cumulative perpetual
    preferred shares..............................         (2,266)            (2,492)           (6,797)            (2,492)
Imputed dividend on prepaid variable share
    forward contract .............................           (809)                 -              (881)                 -
                                                    -------------     --------------    --------------     ---------------
Net income (loss) available to ordinary
    shareholders..................................  $     (30,490)     $      31,918     $    (142,834)     $      66,929
                                                    =============     ==============    ==============     ===============

Denominator:
Denominator for basic earnings per ordinary
    share - weighted average number of
    ordinary shares...............................
                                                       56,933,566         45,517,832        54,708,914         43,004,046
Effect of dilutive securities ....................
     - Stock options and restricted stock units....             -          1,170,122                 -            759,262
     - Warrants....................................             -          1,024,426                 -          2,645,944
     - 4.50% senior convertible notes and
   Hybrid Capital Units...........................              -            830,882                 -            670,995
                                                    -------------     --------------    --------------     ---------------
Denominator for dilutive earnings (loss) per
    ordinary share................................     56,933,566         48,543,262        54,708,914         47,080,247
                                                    =============     ==============    ==============     ==============
Basic earnings (loss) per ordinary share..........  $       (0.54)    $         0.70    $        (2.61)    $         1.56
                                                    =============     ==============    ==============     ==============
Diluted earnings (loss) per ordinary share........  $       (0.54)    $         0.66    $        (2.61)    $         1.42
                                                    =============     ==============    ==============     ==============


     In accordance with SFAS No. 128, "Earnings Per Share", the exercise of options and warrants or conversion of convertible securities is not assumed unless it would reduce earnings per share or increase loss per share.


5.       Collateral finance facilities

     On May 2, 2006, Ballantyne Re plc, an orphan special purpose vehicle incorporated under the laws of Ireland issued in a private offering $1.74 billion of debt to external investors and $178.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. The total debt issued to external investors (collectively, the "Notes") consisted of:

     o    $250.0 million of Class A-1 Floating Rate Notes,

     o    $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series A,

     o    $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series B,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series A,

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

5.      Collateral finance facilities (continued)

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series B,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series C,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series D,

     o    $10.0 million of Class B-1 7.51244% Subordinated Notes,

     o    $40.0 million of Class B-2 Subordinated Floating Rate Notes, and

     o    $42.0 million of Class C-1 Subordinated Variable Interest Rate Notes.

     The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $8.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes"; and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life
Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

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

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

5.      Collateral finance facilities (continued)

     In accordance with FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities", Ballantyne Re is
considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income include the investment return of Ballantyne Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.


6.       Commitments

Credit facilities

     On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks (the "$200 Million Credit Agreement"). The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at September 30, 2006. Outstanding letters of credit under this facility amounted to $42.8 million at September 30, 2006. On September 21, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. gave notice that it will permanently reduce the aggregate commitments under the $200 Million Credit Agreement, effective September 22, 2006, to $42.8 million. The aggregate commitments under the $200 Million Credit Agreement will be further permanently reduced dollar for dollar by the amount of each letter of credit returned undrawn or, if drawn, upon payment of the obligation by the applicable borrower. Also on September 21, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. sent a notice to the syndicate of banks that it did not wish to have the expiry dates extended pursuant to the evergreen feature contained in the outstanding letters of credit that were issued. The majority of such letters of credit have a current expiry date of December 31, 2006, and the remainder have current expiry dates on or prior to September 15, 2007. Outstanding letters of credit under the facility amounted to $25.3 million at November 8, 2006.

     On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks (the "$30 Million Credit Agreement"). The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited. Effective September 22, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (Dublin) Limited terminated the $30 Million Credit Agreement. All letters of credit outstanding under the agreement, in an aggregate of $10.0 million, were cancelled.

     The financial covenants set forth in the $200 Million Credit Agreement require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholders' equity (during any four quarter period, $750.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and maintain a ratio of unencumbered assets to aggregate borrowings under the facility of 1.2 times borrowings. In addition, this facility requires Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders' equity (during any four quarter period, $760.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and a debt to capitalization ratio of less than 30%. For the purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded. The facility also contains certain covenants on borrowing entities in respect of, among other things, dividends or loans to the parent, debt incurrence and affiliate transactions.

     Failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At September 30, 2006, Scottish Annuity

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

6.      Commitments (continued)

& Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraph.

7.       Derivatives

Interest Rate Swap

     During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This contract is accounted for in accordance with SFAS No. 133 ("SFAS No. 133"), "Accounting for Derivative Instruments and Hedging Activities", which requires that all derivatives be recognized as either assets or liabilities on the balance sheet and be measured at fair value. This derivative has not been designated as a hedge. The change in fair value of the swap during the three and nine months ended September 30, 2006 amounted to a gain of $1.8 million and $4.3 million, respectively. The change in fair value of the swap during the three months and nine months ended September 30, 2005 amounted to a gain of $1.7 million and $1.6 million, respectively. These gains and losses are included in realized gains (losses) in the consolidated statements of income. On August 2, 2006, we terminated the swap contract for net proceeds of $3.5 million.

Tartan Capital Limited

     On May 4, 2006, we entered into an agreement that provides two classes totaling $155.0 million of collateralized catastrophe protection with Tartan Capital Limited ("Tartan"), a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides Scottish Annuity & Life Insurance Company (Cayman) Ltd. with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Upon the occurrence of a loss event, where the indexed losses exceeds the trigger level for a given tranche, the percentage of the original principal for each tranche paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. increases linearly between the trigger level and exhaustion level. Since the amount of any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by Scottish Annuity and Life Insurance Company (Cayman) Ltd.'s and any of its affiliates resulting from the loss event.

     In accordance with SFAS No. 133, this contract is considered to be a derivative. We record this contract at fair value which is included in "Other assets" and "Other liabilities" in the Consolidated Balance Sheets with any changes in the value reflected in "Acquisition costs and other insurance expenses" in the Consolidated Statements of Income. There is no quoted market value available for this derivative. The fair value is estimated utilizing published mortality data. Expenses related to this transaction are included in "Acquisition costs and other insurance expenses" in the Corporate and Other Segment.

     Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are, therefore, not required to consolidate it in our consolidated financial statements.

8.     Shareholders' equity

Prepaid variable share forward contract

     In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the "forward purchasers") and the forward

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

8.      Shareholders' equity (continued)

purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we would deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also have the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception was reflected in shareholders' equity (as a reduction in additional paid-in capital) and the fair value is not adjusted until the settlement date of the forward. In addition, the underwriting costs of the forward sales agreements were reflected in shareholders' equity (as a reduction in additional paid-in capital).

     On June 26, 2006, we exercised our right of prepayment under the forward sale agreements and received 75% of the $150.0 million proceeds totaling $110.0 million, net of prepayment discounts of $2.5 million. This prepayment was recorded as a separate component of consolidated shareholders' equity. The total amount of the discount related to the prepayment transaction was recorded as an imputed dividend charge over the applicable contract settlement period. The prepayment option on the forward sale agreements provides the counterparty liquidation preferences that are similar to other ordinary shareholders.

     On August 9, 2006, the forward purchasers notified us of the occurrence of "Increased Cost of Stock Borrow" under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. On August 17, 2006, we received cash proceeds of $36.5 million and issued 6.6 million ordinary shares, which satisfied in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers' obligations to pay us under such agreements. An imputed dividend was charged to earnings based on the pro-rated amount of time that elapsed from the original prepayment date until settlement date. The balance of the discount reduced the net proceeds on issuance of the shares.

     Upon the settlement of the forward sales agreements, we have received $147.3 million in the aggregate and issued an aggregate of 6.6 million ordinary shares.

9.       Stock based compensation

     Prior to January 1, 2006,  we accounted  for  stock-based  compensation  in accordance  with SFAS No. 123  ("SFAS No.  123"),  "Accounting  for  Stock-Based
Compensation", as amended by SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure". Under the fair value recognition provisions of SFAS No. 123, stock-based compensation expense for all stock-based awards issued from January 1, 2003 was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

     In December 2004, the FASB revised SFAS No. 123 by issuing "Share-Based Payment" ("SFAS No. 123(R)"). SFAS No. 123(R) requires us to recognize, in the determination of income, the grant date fair value of all stock options and other equity based compensation issued to employees.


     Effective January 1, 2006, we adopted SFAS No.123(R) "Share Based Payment", using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)

9.       Stock based compensation (continued)

includes compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

     As a result of adopting SFAS No. 123(R) "Share Based Payment", loss before income taxes for the three and nine months ended September 30, 2006 are $0.1 million and $0.4 million higher, respectively, and net loss for the three and nine months ended September 30, 2006 are $0.1 million and $0.4 million higher, respectively, than if we had continued to account for stock-based compensation awarded before January 1, 2003 under Accounting Principles Board Opinion No. 25. Diluted loss per share for the three and nine months ended September 30, 2006 would be $0.53 and $2.60 per share, respectively, without the adoption of SFAS No. 123(R).

     Pro forma information regarding net income and earnings per share is required by SFAS No. 123(R) for periods prior to the adoption of SFAS No. 123(R), and has been determined as if we accounted for all employee equity based compensation under the fair value method of SFAS No 123(R).

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

     Our pro forma information for the three and nine months ended September 30, 2005 is as follows:

                                                                                    Three months          Nine months
                                                                                        ended                 ended
                                                                                     September 30,        September 30,
                                                                                         2005                 2005
                                                                                    --------------       ----------------

   Net income as reported........................................................          $34,410               $69,421
   Dividend declared on non-cumulative perpetual preferred shares................           (2,492)               (2,492)
                                                                                   ---------------        ---------------
   Net income available to ordinary shareholders.................................           31,918                66,929
   Stock-based employee compensation cost, net of related tax effects,
        included in the determination of net income as reported..................            1,397                 3,871
   Stock-based employee compensation cost, net of related tax effects, that would have been included in the determination of net income if the fair value
        based method had been applied to all awards..............................           (1,549)               (4,427)
                                                                                   ---------------        ---------------
   Net income pro forma..........................................................          $31,766               $66,373
                                                                                   ===============        ==============

   Per share data:
   Basic earnings per ordinary share as reported.................................            $0.70                $1.56
   Basic earnings per ordinary share pro forma...................................            $0.70                $1.54
   Diluted earnings per ordinary share as reported...............................            $0.66                $1.42
   Diluted earnings per ordinary share pro forma.................................            $0.65                $1.41

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


9.      Stock based compensation (continued)

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

Stock Options

     Option activity under all Option Plans and the 2004 ECP is as follows:

                                          Three months ended             Nine months ended
                                     ---------------------------   ---------------------------
                                     September 30   September 30   September 30   September 30
                                         2006          2005            2006            2005
                                     ------------   ------------   ------------   ------------
Outstanding, beginning of period .     2,346,821      2,727,370      2,586,237      2,491,236
Granted ..........................             -        125,001        154,000        566,001
Exercised ........................      (230,000)      (163,500)      (583,217)      (318,300)
Cancelled ........................      (224,302)       (24,734)      (264,501)       (74,800)
                                     ------------   ------------   ------------   ------------
Outstanding end of period ........     1,892,519      2,664,137      1,892,519      2,664,137
                                     ------------   ------------   ------------   ------------
Options exercisable, end of period     1,221,039      1,687,270      1,221,039      1,687,270
                                     ============   ============   ============   ============
Outstanding, beginning of period .   $   18.4278    $   16.6756    $   17.5411    $   14.8860
                                     ============   ============   ============   ============
Granted ..........................   $         -    $   24.6720    $   24.5487    $   25.5967
                                     ============   ============   ============   ============
Exercised ........................   $    7.7500    $   10.4489    $   11.6619    $   11.6653
                                     ============   ============   ============   ============
Cancelled ........................   $   19.7564    $   21.1140    $   20.0815    $   20.3950
                                     ============   ============   ============   ============
Outstanding, end of period .......   $   19.5680    $   17.3917    $   19.5680    $   17.3917
                                     ============   ============   ============   ============

     Weighted average exerciseable price per share at September 30, 2006 and 2005 was $17.3178 and $14.0945, respectively.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


9.      Stock based compensation (continued)

     During the three and nine months ended September 30, 2006 and 2005, the following activity occurred under our plans:

                                                                Three months ended                     Nine months ended
                                                          ------------------------------      ---------------------------------
                                                          September 30,     September 30,       September 30,     September 30,
                                                              2006              2005                2006               2005
                                                          -------------     ------------      ---------------  -----------------
Weighted average grant date fair value of              $             -     $     11.7955      $       11.9471   $       11.0535
   options..........................................
                                                          -------------     ------------      ---------------  -----------------
Total intrinsic value of options exercised..........   $       590,000     $   2,326,907      $     4,151,363   $     3,959,294
                                                          -------------     ------------      ---------------  -----------------
Total fair value of options vested..................   $     1,554,733     $     310,221      $     5,723,297   $     3,075,426
                                                          -------------     ------------      ---------------  -----------------


Summary of options outstanding at September 30, 2006:

                                             Options Outstanding                                Options Exercisable
                                 --------------------------------------------     ------------------------------------------------
                                                                   Weighted                                             Weighted
                                                                    Average                                              Average
                                Number of        Weighted          Remaining        Number of         Weighted         Remaining
Year of         Range of         Shares           Average         Contractual        Shares            Average         Contractual
 Grant      Exercise Prices    Outstanding    Exercise Price         Life          Exercisable      Exercise Price        Life
--------    -----------------  -----------    --------------      -----------     -------------     --------------     -----------
1998....    $         15.0000      300,002        $15.0000          2.17             300,002            $15.0000         2.17
1999....    $  8.0625-15.0000      146,100        $12.3883          1.79             146,100            $12.3883         1.79
2000....    $  7.9375- 9.0000       76,000        $ 8.8158          3.52              76,000            $ 8.8158         3.52
2001....    $ 13.5000-18.7600      126,167        $15.0890          4.10             126,167            $15.0890         4.10
2002....    $ 15.5000-21.5100      326,250        $17.9455          5.44             241,550            $17.9992         5.42
2003....    $ 17.4700-17.7500       79,000        $17.7234          6.57              37,000            $17.7084         6.57
2004....    $ 21.7000-23.8700      198,000        $23.4199          7.60             125,534            $23.3989         7.62
2005....    $ 23.6000-26.1030      521,000        $25.5626          8.56             158,686            $25.6746         8.47
2006....    $ 18.9000-24.7500      120,000        $24.4917          9.39              10,000            $24.7500         9.38
            -----------------  -----------    --------------      -----------     -------------     --------------     -----------
            $  7.9375-26.1030    1,892,519        $19.5680          5.85           1,221,039            $17.3178         5.85
            =================  ===========    ==============      ===========     =============     ==============     ===========

     The aggregate intrinsic value of options outstanding and exercisable amounted to $310,533 at September 30, 2006.

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


                                                                 September 30, 2006            December 31, 2005
                                                                 -----------------             -----------------
Expected dividend yield................................                  0.00%                       0.77%
Risk free interest rate................................              4.56%-4.92%                  3.53%-4.01%
Expected life of options...............................                7 years                      7 years
Expected volatility....................................                  0.64                        0.35

     Compensation expense for stock options for the three and nine months ended September 30, 2006 was $0.6 million and $3.0 million, respectively. Compensation expense for stock options for the three and nine months ended September 30, 2005 was $0.7 million and $2.0 million, respectively. We recognize compensation costs for stock options with pro-rata vesting evenly over the requisite service period. There was no tax benefit during the nine months ended September 30, 2006.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


9.      Stock based compensation (continued)

     As of September 30, 2006, there was $5.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of up to three years.

     During the three and nine months ended September 30, 2006, the amount of cash received from the exercise of share options was $2.0 million and $7.8 million, respectively, and there was no tax benefit realized from stock options.

Restricted Share Awards

     Restricted share award activity under the 2004 ECP is as follows:

                                                                  Three months ended                     Nine months ended
                                                            -------------------------------     -------------------------------
                                                            September 30,      September 30,     September 30,    September 30,
                                                                2006              2005               2006              2005
                                                            ------------       ------------     -------------     -------------
Outstanding, beginning of period....................        890,700             464,700          659,200           95,700
Granted.............................................         15,000             175,000          280,500          544,000
Cancelled...........................................       (234,500)             (3,000)        (268,500)          (3,000)
                                                           ---------            --------        --------         ---------
Outstanding end of period .......................           671,200             636,700          671,200          636,700
                                                           =========            =======         ========        =========
Restricted share units exercisable, end of period...               -                  -                -                -
                                                           =========            =======         ========        =========


     Weighted average exercise price for restricted share units is $0.

     During the three and nine months ended September 30, 2006 and 2005, the following activity occurred under our plans:

                                                                 Three months ended                     Nine months ended
                                                             ------------------------------        ----------------------------
                                                             September 30,     September 30,        September 30,  September 30,
                                                                2006               2005                 2006            2005
                                                            --------------     ------------        -------------   ------------
Weighted average grant date fair value of
   awards...........................................        $      10.0367     $    24.4866        $    23.6080    $   24.1920
                                                            --------------     ------------        -------------   ------------


     We have three restricted share award traunches based on the year of grant and service and performance period related to them: "2004-2006 Grants", "2005-2007 Grants" and "2006-2008 Grants". "2005-2007 Grants" and "2006-2008
Grants" are comprised of two components - restricted stock units and performance shares. The third traunche "2004-2006 Grants" is comprised of performance shares only. During the quarter ended September 30, 2006, we concluded that the performance targets of the performance shares in all three traunches were no longer probable of being achieved and as a result we reversed $4.1 million of compensation expense relating to these performance shares.

     Compensation expense for restricted share awards for the three and nine months ended September 30, 2006 was $(3.6) million and $(1.4) million, respectively. Compensation expense for restricted share awards for the three and nine months ended September 30, 2005 was $0.7 million and $1.9 million, respectively. We recognize compensation costs for restricted share awards with cliff vesting evenly over the requisite service period. There was no tax benefit during the nine months ended September 30, 2006.

     As of September 30, 2006, there was $1.9 million of total unrecognized compensation costs related to restricted stock units. These costs are expected to be recognized over a period of up to three years.

]


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2006
                                   (UNAUDITED)


10.  Income taxes

     Income tax expense in the third quarter ended September 30, 2006 was $20.8 million compared to an income tax benefit of $6.7 million in the same period in 2005. The change in our effective tax rate in the third quarter ended September 30, 2006 compared to the same period in 2005 is primarily related to a $30.1 million valuation allowance established on deferred tax assets.

     The valuation allowance principally relates to current period tax benefit not being recognized (as previously indicated, the Company can no longer recognize tax benefits for certain legal entities) and an additional valuation allowance established on prior period deferred tax assets resulting from revised statutory and tax projections related to certain legal entities. At the end of the third quarter, the remaining gross deferred tax asset is supported by the reversal of deferred tax liabilities within the carry forward period and tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters.

11.  Mediation

     On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at September 30, 2006. The parties have held two mediation sessions, but have been unable to resolve the dispute. No date has been scheduled for a future mediation session.

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

     These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

     o    uncertainties relating to to our ratings;

     o uncertainties about our ability to raise equity capital or other sources of liquidity to support ongoing capital, liquidity and collateral needs;

     o uncertainties about our ability to maintain a flow of new business given our current ratings;

     o    risk that our risk analysis and underwriting may be inadequate;

     o changes in expectations regarding future realization of gross deferred tax assets;

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

     o    risk that our retrocessionaires may not honor their obligations to us;

     o terrorist attacks on the United States and the impact of such attacks on the economy in general and on our business in particular;

     o    political and economic risks in developing countries;

     o the impact of acquisitions, including the ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;

     o risk that an ownership change will result in a limitation on the ability to fully utilize tax net operating losses;

     o    loss of the services of any of our key employees;

     o    losses due to foreign currency exchange rate fluctuations;

     o uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

     o    risks relating to recent class action litigations;

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

Overview

     See "Overview" in Item 7 of our 2005 Annual Report.

Status of Credit and Financial Strength Rating

     Following the announcement of our second quarter results, the various rating agencies downgraded our insurer financial strength ratings. Our current insurer financial strength ratings are as follows:

                                                                                      Moody's
                                           A.M. Best                                 Investors             Standard
                                            Company           Fitch Ratings           Service              & Poor's
                                        ---------------     ------------------    ---------------     ----------------
                                        As at     As at     As at      As at      As at     As at      As at     As at
                                        June     November    June     November    June    November     June    November
                                         30,        8,        30,        8,         30,        8,        30,        8,
                                        2006      2006       2006      2006       2006       2006      2006       2006
                                        -----   ---------   -----    ----------  -----    --------    ------   --------
Insurer Financial Strength Ratings:
Scottish Annuity and Life Insurance      A-        B+*        A        BBB**        A3*    Baa3***      A-       BBB-**
Company (Cayman) Ltd
Scottish Re (U.S.), Inc                  A-        B+*        A        BBB**        A3*    Baa3***      A-       BBB-**
Scottish Re Ltd                          A-        B+*        A        BBB**          -          -      A-       BBB-**
Scottish Re Life Corporation             A-        B+*        -            -          -          -      A-       BBB-**

--------------------------------------------------------------------------------

*   Under review with negative implications
**  Negative watch
*** Ratings under review, direction uncertain

     Some of our ratings are on negative outlook, which highlights the respective rating agencies' diminished confidence that there will not be further adverse developments over the near to medium term. In addition, the rating agencies have noted that our financial flexibility and competitive position have deteriorated and they have concerns about our ability to raise equity financing to support our ongoing capital and liquidity needs. Finally, the rating agencies have expressed concern over our ability to maintain a flow of new business which may reduce our future earnings growth.

     Moody's Investor Services have changed the direction of review of our ratings to uncertain from possible downgrade as a result of the possibility that our ratings could be downgraded, upgraded or confirmed depending on the future developments of the Company.

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

Results of Operations

All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                         Three months ended               Nine months ended
                                                    -----------------------------   ------------------------------
                                                    September 30,    September 30,   September 30,    September 30,
                                                       2006             2005            2006              2005
                                                    ------------    ------------    -----------      -------------
Premiums earned..............................       $    453,521    $    470,094    $  1,347,484     $  1,370,667
Investment income, net.......................            162,408          92,132         439,407          256,165
Fee income...................................              2,380           2,801          10,752            9,210
Realized gains (losses), net.................             (1,072)          1,344         (25,971)           5,573
Change in value of embedded derivatives, net.             (5,891)         (2,631)         11,621          (19,266)
                                                    ------------    ------------    -----------      -------------
Total revenues...............................            611,346         563,740       1,783,293        1,622,349
                                                    ------------    ------------    -----------      -------------

Claims and other policy benefits.............            377,713         356,127       1,124,277        1,030,893
Interest credited to interest sensitive contract
   liabilities...............................             42,423          36,724         140,523           99,089
Acquisition costs and other insurance expenses,
   net.......................................             86,241          91,214         278,644          305,350
Operating expenses...........................             39,447          32,909         109,904           83,978
Collateral finance facilities expense........             67,323          13,230         145,646           32,471
Interest expense.............................              5,005           5,690          16,964           16,097
                                                    ------------    ------------    ------------     -------------
Total benefits and expenses..................            618,152         535,894       1,815,958        1,567,878
                                                    ------------    ------------    ------------     -------------
Income (loss) before income taxes and minority
   interest..................................             (6,806)         27,846         (32,665)          54,471
Income tax benefit(expense)..................            (20,841)          6,677        (102,427)          15,232
                                                    ------------    ------------    ------------     -------------
Income (loss) before minority interest.......            (27,647)         34,523        (135,092)          69,703
Minority interest............................                232            (113)            (64)            (282)
                                                    ------------    ------------    ------------     -------------
Net income (loss)............................            (27,415)         34,410        (135,156)          69,421
Dividend declared on non-cumulative perpetual
   preferred shares..........................             (2,266)         (2,492)         (6,797)          (2,492)
Imputed dividend on prepaid variable share
   forward contract..........................               (809)              -            (881)               -
                                                    ------------    ------------    ------------     -------------
Net income (loss) available to ordinary
   shareholders..............................       $    (30,490)   $     31,918    $   (142,834)    $     66,929
                                                    ============    ============    ============     =============

     Total revenues in the third quarter ended September 30, 2006 increased 8% to $611.3 million compared to $563.7 million in the same period in 2005. Net premiums earned in the third quarter ended September 30, 2006 decreased 4% to $453.5 compared to $470.1 million in the same period in 2005. Net premiums for the quarter were adversely impacted by a $16.5 million one time adjustment relating to experience refunds in our Life Reinsurance North America Segment. Net investment income in the third quarter ended September 30, 2006 increased 76% to $162.4 million compared to $92.1 million in the same period in 2005. The increase in investment income is primarily due to the income on higher total investments from the new securitization structures including Ballantyne Re, Orkney II and HSBC II (each of which is described below under "Collateral"), combined with higher interest rates.

     Total benefits and expenses in the third quarter ended September 30, 2006 increased 15% to $618.2 million from $535.9 million in the same period in 2005. The increase was principally due to $54.1 million higher collateral finance facilities expenses and $21.6 million higher claims and other policy benefits due to adjustments arising from updated cedant reporting and other reserve increases.

     The loss before income taxes and minority interest in the third quarter ended September 30, 2006 was $6.8 million compared to income before income taxes and minority interest of $27.8 million in the same period in 2005.

     Income tax expense in the third quarter ended September 30, 2006 was $20.8 million compared to an income tax benefit of $6.7 million in the same period in 2005. The change in our effective tax rate in the third quarter ended September 30, 2006 compared to the same period in 2005 is primarily related to a $30.1 million valuation allowance established on deferred tax assets. The valuation allowance principally relates to current period tax benefit not being recognized (as previously indicated, the Company can no longer recognize tax benefits for certain legal entities) and an additional valuation allowance established on prior period deferred tax assets resulting from revised statutory and tax projections related to certain legal entities. At the end of the third quarter, the remaining gross deferred tax asset is supported by the reversal of deferred tax liabilities within the carry forward period and tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters. See "Income Taxes" below for a more detailed discussion of the deferred tax asset.

     Total revenues during the nine months ended September 30, 2006 increased 10% to $1,783.3 million compared to $1,622.3 million in the same period in 2005. Net premiums earned during the nine months ended September 30, 2006 decreased 2% to $1,347.5 million compared to $1,370.7 million in the same period in 2005. Net premiums for the period were affected by increased retrocession costs and the adverse effect of several one time negative estimation adjustments. The one time negative estimation adjustments related to prior period client reported premium estimates, changes to our assumptions and estimates for external retrocession, experience refunds and cedant balance true-ups.

     Net investment income during the nine months ended September 30, 2006 increased 72% to $439.4 million compared to $256.2 million in the same period in 2005. The increase in investment income is primarily due to the income on higher total investments from the new securitization structures, including Ballantyne Re, Orkney Re II and HSBC II, combined with higher interest rates.

     Total benefits and expenses during the nine months ended September 30, 2006 increased 16% to $1,816.0 million compared to $1,567.9 million in the same period in 2005. The increase was principally due to $113.2 million higher collateral finance facilities expenses as a result of our Regulation XXX transactions effected in December 2005 and May 2006 and $93.4 million higher claims and other policy benefits due to external retrocession and reserve adjustments resulting from improved data and administrative systems.

     The loss before income taxes and minority interest was $32.7 million for the nine months ended September 30, 2006 compared to income before income taxes and minority interest of $54.5 million in the same period in 2005.

     Income tax expense during the nine months ended September 30, 2006 was $102.4 million compared to an income tax benefit of $15.2 million for the same period in 2005. The change in our effective tax rate for the nine months ended September 30, 2006 compared to the same period in 2005 is primarily related to the valuation allowance established on deferred tax assets during the second and third quarters of the year. The valuation allowance resulted from our revised statutory and tax projections combined with a reassessment of certain tax planning strategies. See "Income Taxes" below for a more detailed discussion of the deferred tax asset.

Segment Operating Results

Life Reinsurance North America

                                                         Three months ended                Nine months ended
                                                   --------------------------------    ----------------------------
                                                      September 30,   September 30,    September 30,   September 30,
                                                          2006             2005             2006              2005
                                                   -----------------   ------------    ------------    ------------
Premiums earned.................................   $      421,707      $  427,224       $1,258,174     $ 1,273,196
Investment income, net..........................          151,872          88,490          412,576         246,977
Fee income......................................            1,620           2,010            8,516           6,917
Realized gains (losses), net....................              173            (160)         (19,225)          3,490
Change in value of embedded derivatives, net....           (5,891)         (2,631)          11,621         (19,266)
                                                   -----------------   ------------    ------------    ------------
Total revenues..................................          569,481         514,933        1,671,662       1,511,314
                                                   -----------------   ------------    ------------    ------------

Claims and other policy benefits................          360,968         330,035        1,046,874         967,822
Interest credited to interest sensitive contract
   liabilities..................................           42,423          36,724          140,523          99,089
Acquisition costs and other insurance expenses,
   net..........................................           74,082          80,762          255,770         286,967
Operating expenses..............................           14,569          12,981           43,699          34,875
Collateral finance facilities expense...........           63,866          11,850          140,300          28,483
Interest expense................................            2,986           3,062            8,586           8,427
                                                   -----------------   ------------    ------------    ------------
Total benefits and expenses.....................          558,894         475,414        1,635,752       1,425,663
                                                   -----------------   ------------    ------------    ------------
Income before income taxes and minority interest   $       10,587      $   39,519       $   35,910     $    85,651
                                                   =================   ============    ============    ============

     In our Life Reinsurance North America Segment, we reinsure life insurance, annuities and annuity-type products through yearly renewable term agreements, coinsurance and modified coinsurance agreements. These reinsurance arrangements are predominantly on an automatic basis and written by life insurance companies and other financial institutions located principally in the United States.

     Premiums earned for the quarter ended September 30, 2006 decreased 1% to $421.7 million compared to $427.2 million in the same period in 2005. Although we are reporting a generally consistent quarterly premium level, during the third quarter of 2006, we recorded an experience refund adjustment for our assumed business of $16.5 million that reduced our premiums in the third quarter of 2006.

     In  connection  with  our  periodic   internal  review  of  the  underlying
performance of our treaties, we recorded a $16.5 million experience refund adjustment that reduced our third quarter 2006 premiums. These experience refunds relate to the underlying profitability of specific assumed treaties, most notably within our ING block. Treaty provisions for these contracts permit our clients to participate in the overall profitability of the business, assuming certain financial measurement thresholds are met. Excluding this adjustment, premiums earned for the three months ended September 30, 2006 would have been $438.2 million, a 3% increase over the comparable 2005 period. This increase is primarily due to an increase in renewal premiums of $21.7 million in our organic block of business, partially offset by increased retrocession costs. While the rating agency downgrades have impacted our ability to generate new business, they did not have a material impact on our premiums in the third quarter of 2006.

     Net investment income for the quarter ended September 30, 2006 increased 72% to $151.9 million compared to $88.5 million in the same period in 2005. The increase is principally due to the growth in our average invested assets but was also favorably impacted by an increase in interest rates. Our total invested assets have increased significantly due to the proceeds of our Regulation XXX transactions that closed in December 2005 and May 2006. Ballantyne Re, which closed in May 2006, contributed approximately $1.7 billion of additional invested assets. In addition, a large portion of the proceeds from the December 2005 equity issuance was contributed to the Life

Reinsurance North America Segment to support continued growth. Additionally, the Life Reinsurance North America Segment received a capital contribution of approximately $120.0 million in May 2006.

     Yields on the portfolio managed by our external investment managers relating to fixed rate assets were 5.4% and 5.1% at September 30, 2006 and 2005, respectively. Yields on floating rate assets are indexed to LIBOR and increased to 5.7% at September 30, 2006 from 4.4% at September 30, 2005. Yields on our cash and cash equivalents increased to 5.1% at September 30, 2006 from 3.4% at September 30, 2005.

     Claims and other policy benefits for the quarter ended September 30, 2006 increased 9% to $361.0 million compared to $330.0 million in the same period in 2005. Claims and other policy benefits as a percentage of net earned premiums were 86% and 77% for the three months ended September 30, 2006 and 2005, respectively. As part of our quarterly reserve review process, reserving models are updated to reflect most recent policy level inforce information provided by our clients and for other normal modeling refinements. During the third quarter of 2006, we increased our net policy reserves by $7.0 million, to more accurately reflect emerging differences between actual and expected lapse pattern distributions and net amounts at risk relating to the underlying treaties. Additionally, during the third quarter of 2006, and in connection with ongoing initiatives to improve the quality of our cedant information, we received updated claims totaling $9.2 million relating to the 2004 and 2005 years. Although the increased claims from cedant reporting were largely mitigated by offsetting premium adjustments, these have the impact of artificially increasing the claims and benefits ratio for the quarter. Excluding these claim and reserve adjustments and adjusting our third quarter 2006 net earned premiums for the experience refund adjustment noted above ($16.5 million), the adjusted claims and benefits ratio for the third quarter of both 2006 and 2005 was 78%. These ratios, combined with our adjusted claims and other policy benefit ratios of 81% and 77%, in the first and second quarter of 2006, respectively, confirms that our overall mortality (net of retrocessions and related experience refunds) continues to be consistent with our expectations.

     Interest credited to interest sensitive contract liabilities in the quarter ended September 30, 2006 increased 16% to $42.4 million compared to $36.7 million in the same period in 2005. The increase is principally due to a large interest sensitive contract written in late 2005, along with increases in interest credited on existing treaties due to increasing average liability balances. Also, during the third quarter of 2006, we terminated four funding agreements, resulting in a decrease to our interest sensitive contract liabilities of approximately $650.0 million. Interest sensitive contract liabilities amounted to $3.3 billion ($4.0 billion prior to the termination of the funding agreements) at September 30, 2006 and 2005.

     Acquisition costs and other insurance expenses in the quarter ended September 30, 2006 decreased 8% to $74.1 million compared to $80.8 million in the same quarter in 2005. As a percentage of net premiums earned, acquisition and other insurance expenses were 18% and 19% for the 2006 and 2005 quarterly periods, respectively. During the third quarter of 2006, we recorded a favorable adjustment of $8.9 million relating to marketing development allowances incurred on certain interest sensitive contract business in prior years in which it was determined that a refund of such allowances was due us. Treaty provisions allow us to recover these marketing development allowances at pre-determined intervals over the life of the underlying treaties if certain minimum financial thresholds are not met. Excluding this marketing development allowance recovery and adjusting the 2006 premiums earned amount for the premium adjustments noted above, the adjusted 2006 acquisition ratio would be 19%, consistent with the prior year period.

     Operating expenses for the quarter ended September 30, 2006 increased 12% to $14.6 million compared to $13.0 million in the same period in 2005. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 3% in both the 2006 (after excluding the premium adjustments noted above) and the 2005 period. However, the overall increase in operating expenses relates primarily to executive severance costs of $2.0 million and increases in compensation costs, legal fees and depreciation expenses. Partially offsetting these amounts was the reversal of previously recognized restricted share expense of $0.9 million.

     Collateral finance facilities expense in the quarter ended September 30, 2006 increased 437% to $63.9 million compared to $11.9 million in the same period of 2005. The increase is due to the impact of the Regulation XXX transactions that closed in December 2005 and May 2006. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America Segment. Due to our downgrades by the rating agencies, our collateral finance facilities expenses in the third quarter of 2006 increased by $2.0 million as a result of increased fees to be paid to the financial guarantors of our securitization transactions.

     Premiums earned during the nine months ended September 30, 2006 decreased 1% to $1,258.2 million compared to $1,273.2 million in the same period in 2005. Notwithstanding the relatively consistent premium amounts year over year, during 2006, we recorded a number of significant premium adjustments that reduced our net earned premium amounts.

     As noted in our Form 10-Q for the period ended June 30, 2006, we recorded adjustments relating to differences in actual amounts reported by our clients that differed from the amounts previously estimated ($8.0 million) and changes to assumptions and estimates relating to external retrocession premium amounts ($13.0 million), resulting in a reduction to our net premiums earned of $21.0 million. Additionally, as noted above, we recorded a $16.5 million experience refund adjustment that reduced our third quarter 2006 premiums. As a result, our year to date September 30, 2006 premiums has been negatively impacted by $37.5 million. Excluding these adjustments 2006 net earned premiums were $1,295.7 million, an increase of 2% over the 2005 period. This increase is primarily due to an increase in renewal premiums, offset by increased retrocession costs and reduced first year premiums. The reduction in first year premiums is due in part to recent rating agency downgrades.

     Investment income for the nine months ended September 30, 2006 increased 67% to $412.6 million compared to $247.0 million for the 2005 period. The increase is principally due to the growth in our average invested assets and was also favorably impacted by an increase in interest rates. Our total invested assets have increased significantly because the proceeds of our Regulation XXX transactions that closed in December 2005 and May 2006 and the closing of a large interest sensitive contract at the end of 2005. The Life Reinsurance North America Segment also benefited from a capital infusion of approximately $120.0 million in May 2006.

     The change in value of embedded derivatives for the nine months ended September 30, 2006 resulted in an $11.6 million gain compared to a loss of $19.3 million in the same period in 2005. The primary reason for the increase was related to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

     Claims and other policy benefits for the nine months ended September 30, 2006 increased 8% to $1,046.9 million compared to $967.8 million for the 2005 period. Claims and other policy benefits as a percentage of net earned premiums were 83% and 76% for the nine months ended September 30, 2006 and 2005, respectively. As noted in our Form 10-Q for the period ended June 30, 2006, due to improved retrocession data and related administration changes, we increased net claims and policy benefits by $8.0 million. Additionally, during the third quarter of 2006, we increased our net policy reserves by $7.0 million, principally due to emerging differences in our lapse distribution assumptions in connection with our quarterly reserve review process. Additionally, during the third quarter of 2006, and in connection with ongoing initiatives to improve the quality of our client information, we received updated claims totaling $9.2 million relating to the 2004 and 2005 years. The 2005 results include a purchase accounting adjustment to the ING block which decreased reserves by $17.7 million. Excluding these claim items and the aforementioned premium adjustments, the adjusted claims and other policy benefits ratio for the nine months ended September 30, 2006 and 2005 was 78% and 77%, respectively.

     Interest credited to interest sensitive contract liabilities increased 42% to $140.5 million in the nine months ended September 30, 2006 compared to $99.1 million in the same period in 2005. The increase is principally due to a large interest sensitive contract written in late 2005, along with increases in interest credited on existing treaties due to increasing average liability balances. During the third quarter of 2006, we terminated four funding agreements, resulting in a decrease to our interest sensitive contract liabilities of approximately $650.0 million.

     Acquisition costs and other insurance expenses decreased 11% to $255.8 million in the nine months ended September 30, 2006 compared to $287.0 million for the 2005 period. Acquisition costs and other insurance expenses as a percentage of net earned premiums for the 2006 and 2005 periods were 20% and 23%, respectively. During 2006, we recorded adjustments of $13.6 million (of which $13.0 million was recorded in the second quarter) to increase deferred acquisition cost amortization relating to several deferred fixed annuity treaties in which emerging lapse experience was significantly higher than expected. This adjustment was partially offset by a $6.2 million rebate from ING as a result of the Ballantyne Re securitization. In addition, acquisition costs have declined by approximately $8.2 million due to a reduction in letter of credit fees as a result of the Regulation XXX transactions completed in December 2005 and May 2006. During the third quarter of 2006, we recorded a favorable adjustment of $8.9 million relating to marketing development allowances incurred on certain interest sensitive contract business in prior years in which it was determined that a refund of such allowances was due us. Treaty provisions allow us to recover these marketing development allowances at pre-determined intervals over the life of the underlying treaties if certain minimum financial thresholds are not met. The 2005 acquisition costs were impacted by the $17.7 million adjustment which increased acquisition costs with a corresponding decrease to the change in reserves related to the purchase accounting adjustments for the ING block. Adjusting for these unusual items and after consideration of the 2006 premiums adjustments noted above, the acquisition cost ratio the 2006 and 2005 nine month periods were 20% and 21%, respectively.

     Operating expenses for the nine months ended September 30, 2006 increased 25% to $43.7 million compared to $34.9 million in the same period in 2005. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 3% for both the 2006 (after consideration of the aforementioned premium adjustments) and the 2005 periods. The overall increase in operating expenses relates primarily to executive severance costs of $3.1 million and increases in compensation costs, legal fees and depreciation expenses. Partially offsetting these amounts was the reversal of previously recognized restricted share expense of $0.9 million.

     Collateral finance facilities expense for the nine months ended September 30, 2006 increased 393% to $140.3 million compared to $28.5 million in the same period in 2005. This increase is due to the interest costs relating to the Regulation XXX transactions. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America Segment. Due to rating agency downgrades, our 2006 collateral finance facilities expenses increased by $2.0 million as a result of increased fees to be paid to the financial guarantors of our securitization transactions.

     Life Reinsurance International

                                                       Three months ended               Nine months ended
                                                 ------------------------------    -----------------------------
                                                    September 30,  September 30,   September 30,    September 30,
                                                        2006           2005             2006           2005
                                                 ---------------  ------------    -------------   --------------
Premiums earned..............................    $      31,814    $     42,870    $      89,310   $      97,471
Investment income, net.......................            8,528           2,734           20,488           7,676
Realized gains (losses), net.................           (2,832)            (82)         (10,878)            503
                                                 ---------------  ------------    -------------   --------------
Total revenues...............................           37,510          45,522           98,920         105,650
                                                 ---------------  ------------    -------------   --------------

Claims and other policy benefits.............           16,745          26,092           77,403          63,071

Acquisition costs and other insurance
  expenses, net..............................            9,396           9,933           18,398          16,831
Operating expenses...........................            7,678           6,728           21,329          19,862
                                                 ---------------  ------------    -------------   --------------
Total benefits and expenses..................           33,819          42,753          117,130          99,764
                                                 ---------------  ------------    -------------   --------------
Income (loss) before income taxes and minority
  interest...................................    $       3,691    $      2,769    $     (18,210)  $       5,886
                                                 ===============  ============    =============   ==============

     Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short term group life policies and aircrew "loss of license" insurance. In 2005, our Life Reinsurance International Segment became actively engaged in marketing the reinsurance of U.K. and Irish protection business and has been seeking to reinsure U.K. and Irish annuity products. The life insurance and annuity products are similar to those offered in the Life Reinsurance North America Segment. A number of significant treaties have been won in 2006 which are beginning to contribute to earnings. In addition, the International Business entered its first significant annuity transaction in the second quarter of 2006, although the transaction was recaptured in the third quarter of 2006. The recapture resulted in a number of one-off items which amounted to a pre-tax profit of $3.7 million.

     Net premiums earned during the quarter ended September 30, 2006 decreased 26% to $31.8 million compared to $42.9 million in the same period in 2005. The quarter ended September 30, 2005 included a premium adjustment of $9.0 million as a result of revised information received in relation to our share of two Lloyd's of London's syndicates. New protection treaties in 2006 contributed $4.0 million of earned premium in the quarter but were offset as expected by $5.0 million of reduced premium due to expected lapsation, cancellations and other portfolio effects.

     Investment income in the quarter ended September 30, 2006 increased 212% to $8.5 million compared to $2.7 million for the same period in 2005. The increase is mainly due to the significant annuity deal described above which provided $5.1 million of investment income during the quarter. The remaining increase relates to funds withheld interest of $0.6 million.

     Realized losses were $2.8 million in the quarter ended September 30, 2006 compared to a $0.1 million loss for the same period in 2005. The net realized loss in the quarter related almost entirely to the realization of previously unrealized investment losses of $3.5 million on the recapture of the annuity agreement described above.

     Claims and other policy benefits decreased by 36% to $16.7 million in the quarter ended September 30, 2006 from $26.1 million in the same period in 2005. Claims decreased $6.7 million due to the recapture of the annuity transaction. This was partially offset by two large claims of $1.2 million in relation to our U.S. business. In the quarter ended September 30, 2005, the amount of claims included the negative effect of the revision of claims information from our share of two Lloyds of London life syndicates, which accounted for approximately $5.3 million and was not repeated in 2006.

     Acquisition costs and other insurance expenses decreased 5% to $9.4 million in the quarter ended September 30, 2006 from $9.9 million in the same period in 2005. The expense for the quarter included $3.5 million in respect of the costs related to our honoring of secondary collateral obligations to the cedent in respect of the recaptured annuity agreement. In the quarter ended September 30, 2005, the revised information in respect of our Lloyd's of London syndicates accounted for $4.0 million of one-off acquisition expenses.

     Operating expenses increased 14% to $7.7 million in the quarter ended September 30, 2006 from $6.7 million in the same period in 2005. The main drivers of expenses are additional senior level staff hired to support our our new business initiatives in our U.K. and other international operations partially offset by the release of the provision for restricted share expense of $0.4 million.

     Net premiums earned during the nine months ended September 30, 2006 decreased by 8% to $89.3 million compared to $97.5 million in the same period in 2005. In 2005, premiums earned included an amount of $9.0 million in respect of revised information received regarding our share of two Lloyd's of London syndicates. The $6.6 million increase in premiums earned from a number of new protection treaties written were offset by expected lapsation and cancellations.

     Investment income in the nine months ended September 30, 2006 increased 167% to $20.5 million compared to $7.7 million for the same period in 2005. The increase is mainly due to the recaptured annuity agreement which provided $11.3 million of additional investment income during the period.

     Realized losses for the nine months ended September 30, 2006 were $10.9 million compared to a $0.5 million gain for the same period in 2005. The net realized loss for the year to date includes a $7.2 million loss related to the restructuring of the investment portfolio in respect of the recaptured annuity agreement in the quarter ended June 30, 2006 and an additional loss of $3.3 million arising from a previously unrealized loss position becoming realized at the recapture of the treaty.

     Claims and other policy benefits increased by 23% to $77.4 million in the nine months ended September 30, 2006 from $63.1 million in the same period in 2005. Previous year claims were higher than normal due to $5.3 million of claims in relation to information received from two of our syndicates in Lloyd's of London. The impact of the recapture of the annuity transaction was to decrease claims cost by $1.2 million. Included in the current year was $1.2 million in relation to two large claims in the U.S. book. The most significant increase in policy benefit costs, however, related to the first quarter of 2006, where adverse mortality and morbidity experience of $4.0 million, updated cedent reporting of $7.0 million and a reduction of estimated retrocession recoveries on certain large claims of $3.8 million contributed to the increase in claims and other policy benefits. Other changes in the first, second and third quarter of 2006 amounted to $2.0 million of increased claims costs.

     Acquisition costs and other insurance expenses increased 9% to $18.4 million in the nine months ended September 30, 2006 from $16.8 million in the same period in 2005. In general, acquisition costs and other insurance expenses have increased due to a shift in business mix towards long term protection business which carries a higher average commission rate. As highlighted above, the secondary collateral costs of $3.5 million increased other insurance expenses in the period, but were offset by $4.0 million of reduced costs against 2005 due to one-off costs in respect of our Lloyd's of London syndicates.

     Operating expenses for the nine months ended September 30, 2006 increased 7% to $21.3 million compared to $19.9 million for the same period in 2005. An increase in personnel costs in response to the anticipated growth in the Life Reinsurance International Segment in addition to severance costs, including those related to the International Business head office relocation from Windsor to London, were offset by reductions primarily in various professional services costs and adjustments related to non-commission deferred acquisition costs.

Corporate & Other

                                                   Three months ended                Nine months ended
                                               -----------------------------    ------------------------------
                                               September 30,   September 30,    September 30,    September 30,
                                                  2006             2005             2006              2005
                                               -------------  -------------   -------------    ---------------
Investment income, net....................     $     2,008    $         908   $       6,343    $       1,512
Fee income................................             760              791           2,236            2,293
Realized gains, net ......................           1,587            1,586           4,132            1,580
                                               -------------  -------------   -------------    ---------------
Total revenues............................           4,355            3,285          12,711            5,385
                                               -------------  -------------   -------------    ---------------
Acquisition costs and other insurance
  expenses, net...........................           2,763              519           4,476            1,552
Operating expenses........................          17,200           13,200          44,876           29,241
Collateral finance facilities expense.....           3,457            1,380           5,346            3,988
Interest expense..........................           2,019            2,628           8,378            7,670
                                               -------------  -------------   -------------    ---------------
Total benefits and expenses...............          25,439           17,727          63,076           42,451
                                               -------------  -------------   -------------    ---------------
Loss before income taxes..................     $   (21,084)   $     (14,442)  $     (50,365)   $     (37,066)
                                               =============  =============   =============    ===============

     The Corporate and Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance Segments and includes corporate overhead.

     Investment income increased 121% to $2.0 million for the quarter ended September 30, 2006 compared to $0.9 million in the same period in 2005. Investment income arises in the Corporate and Other Segment due to capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International segments. Investment income will increase or decrease as capital is raised and deployed to the operating segments. The increase in investment income is principally due to an increase in Corporate and Other Segment investment assets arising from the borrowing on the Stingray facility and due to the proceeds received on the forward share sale agreement.

     Acquisition costs and other insurance expenses increased 432% to $2.8 million in the quarter ended September 30, 2006 compared to $0.5 million in the same quarter in 2005. During the third quarter of 2006, costs related to the Tartan Capital Limited catastrophe bond issued in May 2006 were $1.2 million. The segment also incurred $1.0 million of federal excise tax related to payments made to offshore companies.

     Operating expenses include the costs of running our principal office in Bermuda, our senior executive officers, legal and capital markets departments, compensation and other costs for our Board of Directors and legal and professional fees including those in respect of corporate governance legislation and regulations. Operating expenses increased 30% to $17.2 million for the quarter ended September 30, 2006 compared to $13.2 million in the same period in 2005. The significant increase in costs relate to severance costs of $3.5 million and higher professional expenses of $2.8 million related to higher than anticipated Sarbanes-Oxley compliance costs, higher legal fees related to the government investigations, and assistance with our Form 10Q filings. Fees related to director activities were higher by $1.7 million compared to the same period in the prior year. These costs were slightly offset by lower compensation benefit costs of $4.1 million compared to the same quarter in the prior year mainly due to the reversal of previously recognized costs related to restricted share awards with performance-based vesting. It was determined that the performance thresholds related to these awards are unlikely to be met and, in accordance with SFAS No. 123(R), "Share Based Payment", costs are reversed in the current period.

     Collateral finance facilities expense increased 151% to $3.5 million for the quarter ended September 30, 2006 compared to $1.4 million in the same period in 2005. The increase is primarily due to the borrowing under the Stingray facility.

     Interest expense decreased 23% to $2.0 million for the quarter ended September 30, 2006 compared to $2.6 million in the same period in 2005. The decrease relates to the use of the Stingray facility, which is charged to collateral facilities expense.

     Investment income increased 320% to $6.3 million for the nine months ended September 30, 2006 compared to $1.5 million in the same period in 2005. The increase is principally due to an increase in investment assets held by the Corporate and Other Segment arising from the borrowing under the Stingray facility and proceeds received on the forward share sale agreement.

     Acquisition costs and other insurance expenses increased 188% to $4.5 million for the nine months ended September 20, 2006 compared to $1.6 million in the same period in 2005. During the nine months ended September 30, 2006, other insurance expenses increased $2.0 million related to the Tartan Capital Limited catastrophe bond issued in May 2006. The current year also included costs of $1.0 million related to federal excise taxes.

     Operating expenses increased 53% to $44.9 million for the nine months ended September 30, 2006 compared to $29.2 million in the same period in 2005. Compensation expense was $7.4 million higher than the prior year period. Salaries were $9.3 million higher due to $6.6 million of severance costs paid to Scott Willkomm and Michael French and the balance of the increase related to more employees allocated to the Corporate and Other Segment. These higher costs were partially offset by $1.4 million of lower benefit costs, mainly relating to the reversal of previously recognized expense for restricted share awards with performance-based vesting. It was determined that the performance thresholds related to these awards are unlikely to be met and in accordance with SFAS No. 123(R), "Share Based Payments", costs are reversed in the current period.

     Other operating expense increases compared to the prior year period includes $4.5 million of increased professional fees and $2.1 million of increased director expenses. In professional fees, the main cost drivers were $2.0 million of increased audit fees, $2.9 million of increased legal fees related to the ongoing strategic alternatives, government investigations and assistance with our Form 10Q filings, offset by $0.5 million lower consulting costs. The higher director costs are primarily due to $1.0 million related to the Office of the Chairman and $0.6 million related to higher D&O insurance costs.

     Collateral finance facilities expense increased 34% to $5.3 million for the nine months ended September 30, 2006 compared to $4.0 million in the same period in 2005. The collateral finance facilities expense consists of the put premium and interest costs under the Stingray facility. Costs increased during the current period due to the borrowing under the Stingray facility.

     Interest expense increased 9% to $8.4 million for the nine months ended September 30, 2006 compared to $7.7 million in the same period in 2005. This increase is as a result of our utilization of our credit facilities and reverse repurchase agreements during the current year period. Other interest expense includes interest on the 4.5% senior convertible notes and the 1.0% dividend payable on the convertible preferred shares of our Hybrid Capital Units.

Realized gains (losses)

     During the third quarter ended September 30, 2006, consolidated net realized losses amounted to $1.1 million in comparison with net realized gains of $1.3 million in the same period in 2005. Included in realized gains and losses is a gain of $1.8 million and $1.7 million for the third quarter ended September 30, 2006 and 2005, respectively, resulting from the mark to market of an interest rate swap. During the third quarter ended September 30, 2006, there were losses of $0.3 million in respect of other than temporary impairments. There were no other than temporary impairments during the third quarter ended September 30, 2005.

     During the nine months ended September 30, 2006, consolidated net realized losses amounted to $26.0 million compared to net realized gains of $5.6 million in the same period in 2005. The major component of the realized losses in the nine months ended September 30, 2006 relates to the second quarter loss of $11.3 million plus a loss of $13.6 million in the first quarter of 2006 mainly due to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold in preparation of the Ballantyne Re transaction. During the nine months quarter ended September 30, 2006 and 2005, there were losses of $0.9 million and $2.2 million, respectively, in respect of other than temporary impairments.

Income Taxes

     We determine our income tax provision in accordance with SFAS No. 109 ("SFAS No.109") "Accounting for Income Taxes". The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss. The tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from zero to approximately 39%. Income tax expense arises in periods where taxes on subsidiaries with pre-tax income exceed the tax benefit on subsidiaries with pre-tax losses. An income tax benefit arises in periods where the tax benefit on subsidiaries with pre-tax losses exceeds the taxes on subsidiaries with pre-tax income.

     Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which is subject to different statutory tax rates, as well as to the valuation allowance recorded in the second and third quarter. Pre-tax earnings of certain subsidiaries in any period may be impacted by the amount of various inter-company charges, including but not limited to net worth maintenance fees and other management fees paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. and to the parent holding company. These fees are charged in accordance with our inter-company charging policy and may be adjusted periodically within limits prescribed by applicable transfer pricing regulations.

     We generate deferred tax assets principally due to net operating losses, reserves and unrealized losses on investment securities. In accordance with GAAP, we must conclude whether the future realization of our deferred tax asset is "more likely than not". The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities within the carry forward period (which in the United States is 15 years), projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income. Therefore, we must rely heavily on tax planning strategies for support of the gross deferred tax asset.

     Prior to the second quarter of 2006, these tax planning strategies provided justification to support our deferred tax asset. The combination of the increased pressure on our existing tax planning strategies, the operating loss for the second quarter, and the prospects of a ratings downgrade during the second quarter led management to conclude that it was no longer "more likely than not" that the full amount of the gross deferred tax asset could be realized. Accordingly, we established a valuation allowance of $112.0 million during the second quarter. During the third quarter an additional valuation allowance of $30.1 million was recorded. The valuation allowance principally relates to current period tax benefit not being recognized (as previously indicated, the Company can no longer recognize tax benefits for certain legal entities) and an additional valuation allowance established on prior period deferred tax assets resulting from revised statutory and tax projections related to certain legal entities. At the end of the third quarter, the remaining gross deferred tax asset is supported by the reversal of deferred tax liabilities within the carry forward period and tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters. At the end of the third quarter, the remaining gross deferred tax asset is supported by the reversal of deferred tax liabilities within the carry forward period and tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters.

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

Financial Condition

Investments

     At September 30, 2006, the portfolio controlled by us consisted of $8.8 billion of fixed income securities, preferred stock and cash. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded; however, $550.0 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $7.6 billion represents the fixed income and preferred stock portfolios managed by external investment managers and $1.2 billion represents other cash balances. At December 31, 2005, the portfolio controlled by us consisted of $6.7 billion of fixed income securities, preferred stock and cash. The majority of these assets were publicly traded; however, $452.9 million represented investments in private securities. Of the total portfolio, $5.4 billion represented the fixed income and preferred stock portfolio managed by external investment managers and $1.3 million represented other cash balances. At September 30, 2006, the average Standard & Poor's rating of the portfolio was "AA", the average effective duration was 2.9 years and the average book yield was 5.5%, as compared with an average rating of "AA", an average effective duration of 2.9 years and an average book yield of 4.9% at December 31, 2005. At September 30, 2006, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $22.1 million as compared with unrealized depreciation on investments, net of tax and deferred acquisition costs, of $17.9 million at December 31, 2005. The unrealized depreciation on investments is included in our Consolidated Balance Sheet as part of shareholders' equity.

     The table below sets forth the total returns earned by our portfolio for the quarter ended September 30, 2006, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines. We believe that this customized index is a more relevant benchmark for our portfolio's performance.

                                                        Quarter ended
                                                        September 30,
                                                             2006
                                                        --------------
Portfolio performance..............................          2.89%
Customized index...................................          2.95%
Lehman Brothers Global Bond Index..................          3.43%
S&P 500............................................          5.66%

     The following table presents the investment portfolio (market value) credit exposure by category as assigned by Standard & Poor's.

                                            September 30, 2006            December 31, 2005
                                        ---------------------------  ---------------------------
Ratings                                 $ in millions        %       $ in millions        %
-------                                 -------------     ---------  -------------      --------
AAA................................     $    3,833.3         43.4%   $    3,017.4         44.8%
AA.................................          2,002.3         22.7         1,069.1         15.9
A..................................          2,027.2         23.0         1,646.9         24.4
BBB................................            939.3         10.6           977.7         14.5
BB or below........................             24.0          0.3            28.0          0.4
                                        ------------       -------   ------------        ------
Total..............................     $    8,826.1        100.0%   $    6,739.1        100.0%
                                        ============       =======   ============        ======

     The following table illustrates the investment portfolio (market value) sector exposure.

                                                September 30, 2006          December 31, 2005
                                              --------------------       ----------------------
Sector                                           $ in millions   %          $ in millions  %
------                                        --------------------       ----------------------
U.S. Treasury securities and U.S.
  government agency obligations..........    $      65.6      0.7%       $      47.9       0.7%
Corporate securities.....................        2,603.4     29.5            2,057.0      30.5
Municipal bonds..........................           53.0      0.6               37.6       0.6
Mortgage and asset backed securities.....        4,786.7     54.2            3,150.1      46.7
Preferred stock..........................          148.0      1.7              133.8       2.0
                                             -----------    ------       -----------     ------
                                                 7,656.7     86.7            5,426.4      80.5
Cash.....................................        1,169.4     13.3            1,312.7      19.5
                                             -----------    ------       -----------     ------
Total....................................    $   8,826.1    100.0%       $   6,739.1     100.0%
                                             ===========    ======       ===========     ======

     Management reviews securities with material unrealized losses and tests for "other-than-temporary" impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary", the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

     The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of September 30, 2006 and December 31, 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost or cost.

                                                                  September 30, 2006
                                  -----------------------------------------------------------------------------------
                                                                  Equal to or greater
                                      Less than 12 months            than 12 months                  Total
                                  ---------------------------   -------------------------   -------------------------
                                    Estimated     Unrealized    Estimated     Unrealized    Estimated     Unrealized
                                   fair value        loss       fair value       loss       fair value       loss
                                  -------------  -----------   ----------    ------------  -----------  -------------
Investment Grade Securities:
----------------------------
CMO.............................  $   426,350    $    (2,825)  $   231,671   $    (5,379)  $   658,021   $    (8,204)
Corporates......................      826,712        (17,787)      779,422       (28,964)    1,606,134       (46,751)
Governments.....................       31,266           (470)       21,145          (689)       52,411        (1,159)
MBS.............................        8,152            (89)      141,835        (5,184)      149,987        (5,273)
Municipals......................       19,828           (153)       16,902          (596)       36,730          (749)
Other structured securities.....      562,584         (2,407)      641,195       (12,433)    1,203,779       (14,840)
Preferred stocks................       15,674           (457)      108,176        (4,063)      123,850        (4,520)
                                   ----------     -----------   -----------   -----------   -----------   -----------
Total Investment grade
  securities....................    1,890,566        (24,188)    1,940,346       (57,308)    3,830,912       (81,496)
                                   ----------     -----------   -----------   -----------   -----------   -----------
Below Investment Grade
----------------------
  Securities Corporates
  ---------------------
Corporates......................        3,184            (97)       11,288          (643)       14,472          (740)
Other structured securities.....          915           (363)        3,269        (1,029)        4,184        (1,392)
Preferred stock.................            -              -           672           (32)          672           (32)
                                  -----------    -----------   -----------   -----------   -----------   ------------
Total below investment grade
  securities....................        4,099           (460)       15,229        (1,704)       19,328        (2,164)
                                  -----------    -----------   -----------   -----------   -----------   ------------
Total...........................  $ 1,894,665    $   (24,648)  $ 1,955,575   $   (59,012)  $ 3,850,240   $   (83,660)
                                  ===========    ===========   ===========   ===========   ===========   ============


                                                                   December 31, 2005
                                 ------------------------------------------------------------------------------------
                                                                  Equal to or greater
                                      Less than 12 months            than 12 months                  Total
                                 ---------------------------    ------------------------    -------------------------
                                    Estimated     Unrealized    Estimated     Unrealized    Estimated     Unrealized
                                   fair value        loss       fair value       loss       fair value       loss
                                 -------------   ------------  -----------   -----------   -----------  -------------
Investment Grade Securities:
---------------------------
CMO.............................  $   467,314    $    (4,865)  $    85,305   $    (1,688)  $   552,619   $    (6,553)
Corporates......................    1,132,840        (23,950)       94,218        (2,545)    1,227,058       (26,495)
Governments.....................       36,297           (774)        1,999           (71)       38,296          (845)
MBS.............................      143,956         (3,383)       42,682        (1,611)      186,638        (4,994)
Municipals......................       17,738           (330)        1,621           (68)       19,359          (398)
Other structured securities.....    1,028,657        (11,882)      135,341        (3,113)    1,163,998       (14,995)
Preferred stocks................       98,263         (2,287)       24,106        (1,295)      122,369        (3,582)
                                  ----------     -----------   -----------   ------------  -----------   ------------
Total Investment grade
  securities....................    2,925,065        (47,471)      385,272       (10,391)    3,310,337       (57,862)
                                   ----------     -----------   -----------   ------------  -----------   ------------
Below Investment Grade
----------------------
  Securities Corporates                10,676           (655)        1,841           (59)       12,517          (714)
  ---------------------
Other structured securities.....        3,552           (555)        7,260           (29)       10,812          (584)
Preferred stock.................          392            (12)          340           (19)          732           (31)
                                   ----------    -----------   -----------   ------------  -----------   ------------
Total below investment grade
  securities....................       14,620         (1,222)        9,441          (107)       24,061        (1,329)
                                   ----------    -----------   -----------   ------------  -----------   ------------
Total...........................  $ 2,939,685    $   (48,693)  $   394,713   $   (10,498)  $ 3,334,398   $   (59,191)
                                  ===========    ===========   ===========   ============  ===========   ===========

     At September 30, 2006, our fixed income portfolio had 2,904 positions and $83.7 million of gross unrealized losses. No single position had an unrealized loss greater than $1.5 million. There were $39.9 million of unrealized gains on the remainder of the portfolio. There were 134 private securities in an unrealized loss position totaling $6.7 million in our fixed income portfolio. At December 31, 2005, our fixed income portfolio had 2,493 positions and $59.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.5 million. There were $25.5 million of unrealized gains on the remainder of the portfolio. There were 127 private securities in an unrealized loss position totaling $4.3 million in our fixed income portfolio.

     Based on our analysis of each security whose price has been below market for greater than twelve months, we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not "other-than-temporarily" impaired as of September 30, 2006. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of September 30, 2006, approximately 97% of the gross unrealized losses are associated with investment grade securities.

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $7.2 million at September 30, 2006 and $1.1 million at December 31, 2005. Unrealized losses on non-investment grade securities amounted to $2.2 million and $1.3 million at September 30, 2006 and December 31, 2005, respectively. Of these amounts, non-investment grade securities with unrealized losses of $1.7 million at September 30, 2006 and $0.1 million at December 31, 2005 had been in an unrealized loss position for a period greater than one year.

     The following tables illustrate the industry analysis of the unrealized losses at September 30, 2006 and December 31, 2005.

                                                                  September 30, 2006
                                   --------------------------------------------------------------------------------
                                                               Estimated Fair                Unrealized
                                   Amortized Cost      %           Value            %           Loss            %
                                   --------------   ------    ---------------    -----    ---------------    ------
Industry
--------
Mortgage and asset backed
  securities....................   $   2,045,677      52.0%   $    2,015,969      52.4%    $      (29,708)    35.5%
Banking.........................         306,528       7.8           299,287       7.8             (7,241)     8.7
Communications..................         209,688       5.3           200,305       5.2             (9,383)    11.2
Consumer noncyclical............         148,121       3.8           143,142       3.7             (4,979)     6.0
Insurance.......................         145,941       3.7           142,295       3.7             (3,646)     4.4
Financial other.................         128,037       3.3           124,492       3.2             (3,545)     4.2
Finance companies...............         127,111       3.2           124,331       3.2             (2,780)     3.3
Consumer cyclical...............         124,672       3.2           120,432       3.1             (4,240)     5.1
Electric........................         114,361       2.9           110,959       2.9             (3,402)     4.1
Other...........................         583,764      14.8           569,028      14.8            (14,736)    17.5
                                   --------------   ------    ---------------    -----    ---------------    ------
Total...........................   $   3,933,900     100.0%   $    3,850,240     100.0%    $      (83,660)   100.0%
                                   ==============   ======    ===============    =====    ===============    ======


                                                                   December 31, 2005
                                   --------------------------------------------------------------------------------
                                     Amortized                   Estimated                   Unrealized
                                        Cost           %         Fair Value         %           Loss            %
                                   --------------   ------    ---------------    -----    ---------------    ------
Industry
--------
Mortgage and asset backed
  securities....................   $  1,941,193       57.2%   $   1,914,068       57.4%     $    (27,125)     45.8%
Banking.........................        210,360        6.2          206,189        6.2            (4,171)      7.1
Insurance.......................        192,282        5.7          186,480        5.6            (5,802)      9.8
Financial other.................        114,199        3.4          111,488        3.3            (2,711)      4.6
Brokerage.......................        124,998        3.7          122,134        3.7            (2,864)      4.8
Finance companies...............        103,455        3.0          101,663        3.0            (1,792)      3.0
Communications..................        117,803        3.5          115,767        3.5            (2,036)      3.4
Other...........................        589,299       17.3          576,609       17.3           (12,690)     21.5
                                   --------------   ------    ---------------    -----    ---------------    ------
Total...........................   $  3,393,589      100.0%   $   3,334,398      100.0%    $     (59,191)    100.0%
                                   ==============   ======    ===============    =====    ===============    ======


     The expected maturity dates of securities that have unrealized losses at September 30, 2006 and December 31, 2005 are presented in the tables below.

                                                                  September 30, 2006
                                   --------------------------------------------------------------------------------
                                     Amortized                   Estimated                   Unrealized
                                        Cost           %         Fair Value         %           Loss            %
                                   --------------   ------    ---------------    -----    ---------------    ------
Maturity
--------
Due in one year or less.........   $    320,908         8.1%  $     318,046         8.3%  $      (2,862)       3.4%
Due in one through five years...      1,587,879        40.4       1,563,769        40.6         (24,110)      28.8
Due in five through ten years...      1,200,028        30.5       1,171,854        30.4         (28,174)      33.7
Due after ten years.............        825,085        21.0         796,571        20.7         (28,514)      34.1
                                   --------------    ------   ---------------     -----   ---------------    ------
Total...........................   $  3,933,900       100.0%  $   3,850,240       100.0%  $     (83,660)     100.0%
                                   ==============    ======   ===============     =====   ===============    ======




                                                                   December 31, 2005
                                   --------------------------------------------------------------------------------
                                                                 Estimated                   Unrealized
                                     Book Value        %         Fair Value         %           Loss            %
                                   --------------   ------    ---------------    -----    ---------------    ------
Maturity
--------
Due in one year or less.........   $    269,410         7.9%  $     267,712         8.0%   $      (1,698)       2.9%
Due in one through five years...      1,659,946        48.9       1,636,102        49.1          (23,844)      40.3
Due in five through ten years...        925,650        27.3         905,973        27.2          (19,677)      33.2
Due after ten years.............        538,583        15.9         524,611        15.7          (13,972)      23.6
                                   --------------    ------   ---------------     -----   ---------------    ------
Total...........................   $  3,393,589       100.0%  $   3,334,398       100.0%   $     (59,191)     100.0%
                                   ==============    ======   ===============     =====   ===============    ======

     At September 30, 2006, there were 1,847 securities with unrealized loss positions and at December 31, 2005, there were 1,698 securities with unrealized loss positions.

     At September 30, 2006, there were three securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $0.8 million. At December 31, 2005, there was one security with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.5 million.

     The following tables provide details of the sales proceeds, realized loss, length of time the security has been in an unrealized loss position and reason for sale for those securities sold at a loss during the periods ended September 30, 2006 and 2005. These tables exclude gains or losses from modified coinsurance portfolios, foreign exchange and swaps or other derivatives.

                                                        Three months ended September 30, 2006
                               --------------------------------------------------------------------------------------
                                   Credit Concern        Relative Value          Tactical               Total
                               -------------------    --------------------  ------------------   --------------------
                                Proceeds     Loss     Proceeds     Loss     Proceeds    Loss     Proceeds     Loss
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Days
----
0-90.......................     $ 11,555   $     -    $      81  $     (2)  $190,764  $   (467)  $ 202,400  $   (469)
91-180.....................            -         -          906       (14)    37,405      (203)     38,311      (217)
181-270....................            -         -            -         -      3,223       (13)      3,223       (13)
Greater than 270...........            -         -        1,851      (121)    17,069      (160)     18,920      (281)
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Total......................     $ 11,555   $     -    $   2,838  $   (137)  $248,461  $   (843)  $ 262,854  $   (980)
                               =========   =======    =========  =========  ========  ========   =========  =========


                                                        Three months ended September 30, 2005
                               --------------------------------------------------------------------------------------
                                   Credit Concern        Relative Value          Tactical               Total
                               -------------------    --------------------  ------------------   --------------------
                                Proceeds     Loss     Proceeds     Loss     Proceeds    Loss     Proceeds     Loss
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Days
----
0-90.......................     $ 18,020   $  (318)   $ 13,014   $   (100)  $ 60,662  $   (67)   $ 91,696   $   (485)
91-180.....................            -         -       2,606        (15)     1,330      (46)      3,936        (61)
181-270....................        2,881      (740)        200          -          -        -       3,081       (740)
Greater than 270...........            -         -          13          -        460      (11)        473        (11)
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Total......................     $ 20,901   $(1,058)   $ 15,833   $   (115)  $ 62,452  $  (124)   $ 99,186   $ (1,297)
                               =========   =======    =========  =========  ========  ========   =========  =========


                                                        Nine months ended September 30, 2006
                               --------------------------------------------------------------------------------------
                                   Credit Concern        Relative Value          Tactical               Total
                               -------------------    --------------------  ------------------   --------------------
                                Proceeds     Loss     Proceeds     Loss     Proceeds    Loss     Proceeds     Loss
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Days
----
0-90.......................     $ 19,452   $  (822)   $ 193,855  $ (3,909)  $260,546  $   (845)  $ 473,853  $  (5,576)
91-180.....................        4,105       (81)      11,597      (331)    61,052      (822)     76,754     (1,234)
181-270....................        8,072      (798)       2,099       (34)     7,978      (186)     18,149     (1,018)
Greater than 270...........        3,540      (351)      16,864      (480)    30,655      (551)     51,059     (1,382)
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Total......................     $ 35,169   $(2,052)   $ 224,415  $ (4,754)  $360,231  $ (2,404)  $ 619,815  $  (9,210)
                               =========   =======    =========  =========  ========  ========   =========  =========


                                                        Nine months ended September 30, 2005
                               --------------------------------------------------------------------------------------
                                   Credit Concern        Relative Value          Tactical               Total
                               -------------------    --------------------  ------------------   --------------------
                                Proceeds     Loss     Proceeds     Loss     Proceeds    Loss     Proceeds     Loss
                               ---------   -------    ---------  ---------  --------  --------   ---------  ---------
Days
----
0-90.......................     $ 37,641   $(1,318)   $  31,823   $   (260) $ 186,391  $(1,030)  $ 255,855   $  (2,608)
91-180.....................          355       (83)      12,021        (42)     1,330      (46)     13,706        (171)
181-270....................        3,862      (792)         397         (3)        81       (1)      4,340        (796)
Greater than 270...........           54       (11)         378         (1)       459      (11)        891         (23)
                               ---------   --------    ---------  ---------  --------  --------   ---------  ---------
Total......................     $ 41,912   $(2,204)    $ 44,619   $    (306) $188,261  $ (1,088)  $ 274,792  $  (3,598)
                               =========   ========    =========  =========  ========  ========   =========  ==========

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

     At September 30, 2006, the funds withheld at interest totaled $2.1 billion with an average rating of "A", an average effective duration of 4.9 years and an average book yield of 6.0%, as compared to $2.6 billion with an average rating of "A+", an average effective duration of 5.1 years and an average book yield of 5.6% at December 31, 2005. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $2.1 billion and $2.6 billion at September 30, 2006 and December 31, 2005, respectively.

     At September 30, 2006 and December 31, 2005, funds withheld at interest were in respect of nine contracts with six ceding companies, respectively. At September 30, 2006, we had one contract with Lincoln National Life Insurance Company that accounted for $1.1 billion or 53% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited that accounted for $305.0 million or 15% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $599.0 million or 29% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company, American Founders Life Insurance Company, Unity Financial Life Insurance Company and Unity Mutual Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from AM. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.8 billion and $2.4 billion at September 30, 2006 and December 31, 2005, respectively.

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



                                                          September 30, 2006          December 31, 2005
                                                      -----------------------     -------------------------
        Ratings                                        $ in  millions     %       $ in  millions        %
        -------                                       ----------------  -----     ----------------   ------
        AAA.......................................    $     413.4        20.0%    $    705.9          27.4%
        AA........................................          166.5         8.1          146.0           5.7
        A.........................................          627.9        30.4          741.6          28.9
        BBB.......................................          674.6        32.7          785.8          30.6
        BB or below...............................           77.3         3.8           78.0           3.0
                                                      ----------------  -----     ----------------   ------
                                                          1,959.7        95.0        2,457.3          95.6
        Commercial mortgage loans.................          103.5         5.0          112.6           4.4
                                                      ----------------  -----     ----------------   ------
        Total.....................................    $   2,063.2       100.0%    $  2,569.9         100.0%
                                                      ================  =====     ================   ======


     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                                          September 30, 2006          December 31, 2005
                                                      -----------------------     -------------------------
        Sector                                         $ in  millions     %       $ in  millions        %
        -------                                       ----------------  -----     ----------------   ------
        U.S. Treasury securities and U.S.
        government agency obligations............     $       45.9        2.2%    $       62.3         2.4%
        Corporate securities......................         1,430.9       69.4          1,634.4        63.6
        Municipal bonds...........................            29.2        1.4             33.0         1.3
        Mortgage and asset backed securities......           489.1       23.7            595.1        23.1
        Commercial mortgage loans.................           103.5        5.0            112.6         4.4
        Cash......................................           (35.4)      (1.7)           132.5         5.2
                                                      ----------------  -----     ----------------   ------
        Total.....................................    $    2,063.2      100.0%    $    2,569.9       100.0%
                                                      ================  =====     ================   ======

Liquidity and Capital Resources

Liquidity

Cash flow

     Cash provided by operating activities amounted to $532.9 million in the first nine months of 2006 compared to cash provided by operating activities of $324.2 million in the same period of 2005. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. During the first nine months of 2006, $442.3 million of funds withheld were released as a result of the Ballantyne Re transaction.

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

     Net cash used in investing activities was $2,253.5 million and $1,660.9 million in the nine months ended September 30, 2006 and the comparable period in 2005, respectively. The increase in cash used in investing activities principally relates to the purchases of fixed maturity securities. In the current year, these were primarily related to the investment of the proceeds of the Regulation XXX transactions closed in December 2005 and May

2006 and the excess cash generated by operating and financing activities. In the same period in 2005, these were primarily related to the investment of the proceeds of the collateral finance facilities and the excess cash generated by operating and financing activities and investment of funds received on the ING acquisition.

     Net cash provided by financing activities was $1,656.5 million in the nine months ended September 30, 2006 and $1,028.5 million in the same period of 2005. The current period financings included $1,760.2 million raised in collateral finance facilities, $265.0 million from the drawdown of the Stingray facility $147.3 milion from the prepaid variable share forward contract and reduced slightly by approximately $500.0 million related to withdrawals from interest sensitive contracts. Prior year financings mainly relate to collateral finance facilities proceeds.

Credit facilities

     On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks (the "$200 Million Credit Agreement"). The facility provides capacity for borrowing and extending letters of credit. The facility is a direct financial obligation of each of the borrowers; however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment of obligations of Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited. There were no outstanding borrowings at September 30, 2006. Outstanding letters of credit under this facility amounted to $42.8 million at September 30, 2006. On September 21, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. gave notice that it will permanently reduce the aggregate commitments under the $200 Million Credit Agreement, effective September 22, 2006, to $42.8 million. The aggregate commitments under the $200 Million Credit Agreement will be further permanently reduced dollar for dollar by the amount of each letter of credit returned undrawn or, if drawn, upon payment of the obligation by the applicable borrower. Also on September 21, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. sent a notice to the syndicate of banks that it did not wish to have the expiry dates extended pursuant to the evergreen feature contained in the outstanding letters of credit that were issued. The majority of such letters of credit have a current expiry date of December 31, 2006, and the remainder have current expiry dates on or prior to September 15, 2007. Outstanding letters of credit under the facility amounted to $25.3 million at November 8, 2006.

     On August 18, 2005, Scottish Re (Dublin) Limited entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks (the "$30 Million Credit Agreement"). The facility is a direct financial obligation of Scottish Re (Dublin) Limited, however, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed the payment obligations of Scottish Re (Dublin) Limited. Effective September 22, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re (Dublin) Limited terminated the $30 Million Credit Agreement. All letters of credit outstanding under the agreement, in an aggregate of $10.0 million, were cancelled.

     The financial covenants set forth in the $200 Million Credit Agreement require that Scottish Annuity & Life Insurance Company (Cayman) Ltd. maintain a minimum amount of consolidated shareholders' equity (during any four quarter period, $750.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and maintain a ratio of unencumbered assets to aggregate borrowings under the facility of 1.2 times borrowings. In addition, this facility requires Scottish Re Group Limited to maintain a minimum amount of consolidated shareholders' equity (during any four quarter period, $760.0 million plus 50% of consolidated net income for the period plus 50% of any increases to shareholders' equity during the period) and a debt to capitalization ratio of less than 30%. For the purposes of computing the financial covenants, the collateral facilities and their associated costs are excluded. The facility also contains certain covenants on borrowing entities in respect of, among other things, dividends or loans to the parent, debt incurrence and affiliate transactions.

     Failure to comply with the requirements of the credit facility would, subject to grace periods, result in an event of default and we would be required to repay any outstanding borrowings. At September 30, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Group Limited were in compliance with the financial covenants noted in the preceding paragraph.

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

Other Sources and Uses of Liquidity

     Based on our known sources and uses of liquidity, our liquidity position is very tight over the near term. Our most significant liquidity use relates to the 4.5% Senior Convertible Notes, pursuant to which the noteholders have the right to put the notes to us for cash on December 6, 2006. If our outstanding credit facility is terminated as a result of replacing the remaining $25.3 million of letters of credit with either replacement letters of credit or assets in trust, the restrictions on dividends or loans from Scottish Annuity & Life Insurance Company (Cayman) Ltd. to the holding company will be removed. This will allow cash from Scottish Annuity & Life Insurance Company (Cayman) Ltd. to be available to repay the 4.5% Senior Convertible Notes. No assurances can be given, however, that we will be successful in replacing these letters of credit.

     During the third quarter of 2006, we successfully completed a reinsurance transaction that provided approximately $120.0 million of liquidity to the Company. To further enhance our liquidity position, we are pursuing discussions with various lending institutions for alternative credit facilities and actively negotiating reinsurance transactions to provide both liquidity and capital relief. No assurances can be given that we will be successful in completing any of these additional transactions to provide us with needed liquidity. To the extent that we are not able to obtain these sources of additional liquidity, we face the possibility of running out of liquidity as early as the end of the second quarter of 2007 unless affirmative steps are taken to restructure or sell our business. Over the longer term, we will need significant amounts of new capital to support existing business and any new business. This need over the long and short term may impact our ability to affect one or more strategic alternatives currently being studied by the Company and the economic terms of any such strategic alternatives.



Capital and Long-Term Debt

     Total capitalization at September 30, 2006 and December 31, 2005 is as follows:

                                                                       September 30,      December 31,
                                                                            2006              2005
                                                                      ---------------   ---------------
        Shareholders' equity.....................................     $    1,283,537    $     1,271,712
        Mezzanine equity.........................................            143,512            143,057
        Long-term debt...........................................            244,500            244,500
                                                                      ---------------   ---------------
        Total....................................................     $    1,671,549    $     1,659,269
                                                                      ===============   ===============

     The increase in shareholders' equity is due to the settlement of the prepaid variable share forward contract where we received $147.3 million in the aggregate and issued an aggregate of 6.6 million ordinary shares, offset by our net loss of $135.2 million plus other comprehensive loss of $6.1 million in the nine months ended September 30, 2006. Other comprehensive loss includes the increase in unrealized depreciation on investments (net of taxes and deferred acquisition costs) of $22.1 million.

Prepaid variable share forward contract

     In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the "forward purchasers") and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we would deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also have the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception was reflected in shareholders' equity (as a reduction in additional paid-in capital) and the fair value is not adjusted until the settlement date of the forward. In addition, the underwriting costs of the forward sales agreements were reflected in shareholders' equity (as a reduction in additional paid-in capital).

     On June 26, 2006, we exercised our right of prepayment under the forward sale agreements and received 75% of the $150.0 million proceeds totaling $110.0 million, net of prepayment discounts of $2.5 million. This prepayment was recorded as a separate component of consolidated shareholders' equity. The total amount of the discount related to the prepayment transaction was recorded as an imputed dividend charge over the applicable contract settlement period. The prepayment option on the forward sale agreements provides the counterparty liquidation preferences that are similar to other ordinary shareholders.

     On August 9, 2006, the forward purchasers notified us of the occurrence of "Increased Cost of Stock Borrow" under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. On August 17, 2006, we received cash proceeds of $36.5 million and issued 6.6 million ordinary shares, which satisfied in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers' obligations to pay us under such agreements. An imputed dividend was charged to earnings based on the pro-rated amount of time that elapsed from the original prepayment date until settlement date. The balance of the discount reduced the net proceeds on issuance of shares.

     Upon the settlement of the forward sales agreements, we have received $147.3 million in the aggregate and issued an aggregate of 6.6 million ordinary shares.

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

Collateral

     We must have sufficient assets available for use as collateral to support borrowings, letters of credit and certain reinsurance transactions. With reinsurance transactions, the need for collateral or letters of credit arises in the following ways:

     o Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited or Scottish Re Limited enter into a reinsurance treaty with a U.S. customer which require us to contribute assets into a reserve credit trust with a U.S. bank or issue a letter of credit to enable the ceding company to obtain reserve credit for the reinsurance transaction;

     o Scottish Re (U.S.), Inc. enters into a reinsurance transaction which typically incurs a need for additional statutory capital. This need can be met by its own capital surplus, an infusion of cash or assets from us or an affiliate or by ceding a portion of the transaction to another company within the group or an unrelated reinsurance company, in which case that reinsurer must provide reserve credit by contributing assets in a reserve credit trust or a letter of credit;

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

     o Scottish Re Life Corporation is licensed, accredited, approved or authorized to write reinsurance in 50 states, the District of Columbia, Guam and the Federated States of Micronesia. When Scottish Re Life Corporation enters into a reinsurance transaction with a customer domiciled in a state in which it is not a licensed, accredited, authorized or approved reinsurer, it likewise must provide a reserve credit trust or letter of credit; and

     o Scottish Re (U.S.), Inc. is licensed, accredited, approved or authorized to write reinsurance in a state, it may still agree with a customer to provide a reserve credit trust or letter of credit voluntarily to mitigate the counter-party risk from the customer's perspective, thereby enabling transactions that would otherwise be unavailable or would be available only on significantly less attractive terms.

ING Collateral Arrangement

     ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the business we acquired from them for the duration of such requirements (which relate to state insurance law reserve requirements applying to reserves for level premium term life insurance policies and universal life policies). We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In the normal course of business and our capital planning we are always looking for opportunities to relieve capital strain relating to XXX reserve requirements for our existing business, as well as the business acquired from ING. We completed three financing solutions relating to these requirements in December 2005 and one in May 2006. The vast majority of the Regulation XXX business has been permanently financed with alternative sources and the principal obligation left for ING is related to the Regulation AXXX business.

HSBC I

     In 2004, we entered into a collateral finance facility with HSBC Bank USA, N.A. ("HSBC I"). This facility provides up to $200.0 million that can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities", the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at September 30, 2006, $188.5 million of this facility was being utilized.

     Due to the recent rating agency downgrades after our announcement of earnings for the second quarter, HSBC requested additional collateral under the total return swap agreements related to both HSBC I and HSBC II (see below). In exchange for us agreeing to provide HSBC with additional collateral of up to $65.0 million, HSBC agreed to forbear from demanding any amounts of additional collateral through December 6, 2006. To date, we have provided HSBC with $57 million of additional collateral, which would be increased by $8.0 million upon the occurrence of either 1) a further rating agency downgrade of Scottish Annuity & Life Insurance Company (Cayman) Ltd. or 2) Scottish Annuity & Life Insurance Company (Cayman) Ltd. entering into any new liquidity source.

Stingray

     On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30-day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At September 30, 2006, $58.0 million was in use for this purpose. We drew down most of the remaining funds, in the amount of $265.0 million, under this facility on August 14, 2006. The put premium and interest costs incurred during the three and nine months ended September 30, 2006 amounted to $3.0 million and $5.4. million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income. The put premium incurred during the three and nine months ended September 30, 2005 amounted to $1.2 million and $3.5 million, respectively. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and as a result we are not required to consolidate Stingray. The $265.0 million of funds drawn on the facility are included in interest sensitive contract liabilities on our balance sheet.

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

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At September 30, 2006, the interest rate was 5.93%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

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

Orkney Re II plc

     On December 21, 2005, Orkney Re II plc, an orphan special purpose vehicle incorporated under the laws of Ireland ("Orkney II"), whose issued ordinary shares are held by a share trustee and its nominees in trust for charitable purposes, issued in a private offering $450.0 million of debt to external investors. The debt consisted of $382.5 million Series A-1 Floating Rate Guaranteed Notes (the "Series A-1 Notes"), $42.5 million in aggregate principal amount of Series A-2 Floating Rate Notes (the "Series A-2 Notes"), and $25.0 million Series B Floating Rate Notes (the "Series B Notes"), all due December 31, 2035 (collectively, the "Orkney II Notes"). The Orkney II Notes are listed on the Irish Stock Exchange. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2004 reinsured by Scottish Re (U.S.), Inc. to Orkney II. Proceeds from the Orkney II Notes have been deposited into a series of trusts that collateralize the notes.

     The holders of the Orkney II Notes cannot require repayment from us or any of our subsidiaries, only from Orkney II. Assured Guaranty (UK) Ltd. has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035, of the Series A-1 Notes.

     Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0% for the Series B Notes. At September 30, 2006, the interest rate on the Series A-1 Notes was 5.83%, Series A-2 Notes was 6.13%, and Series B Notes was 8.40%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

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

HSBC II

     On December 22, 2005, we entered into a second collateral finance facility with HSBC Bank USA, N.A. ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC Bank USA, N.A. under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been
recorded  as  fixed  maturity  investments,   cash  and  cash  equivalents.  Our
consolidated statements of income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at September 30, 2006, $517.9 million of this facility was being utilized.

     See HSBC I above for a discussion of the additional collateral paid to HSBC under this facility.

Ballantyne Re plc

     On May 2, 2006, Ballantyne Re plc, an orphan special purpose vehicle incorporated under the laws of Ireland issued in a private offering $1.74 billion of debt to external investors and $178.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. The total debt issued to external investors (collectively, the "Notes") consisted of:

     o    $250.0 million of Class A-1 Floating Rate Notes,

     o    $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series A,

     o    $500.0 million of Class A-2 Floating Rate Guaranteed Notes Series B,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series A,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series B,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series C,

     o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes Series D,

     o    $10.0 million of Class B-1 7.51244% Subordinated Notes,

     o    $40.0 million of Class B-2 Subordinated Floating Rate Notes, and

     o    $42.0 million of Class C-1 Subordinated Variable Interest Rate Notes.

     The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $8.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes"; and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life
Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

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

     In accordance with FASB Interpretation No. 46 (revised December 2003) ("FIN 46R"), "Consolidation of Variable Interest Entities", Ballantyne Re is
considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income include the investment return of Ballantyne Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Reinsurance Facility

     On December 22, 2005, we entered into a long term reinsurance facility ("Reinsurance Facility"), with a third-party Bermuda-domiciled reinsurer that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. All risks and returns arising out of the underlying book of business are retained by us.

Collateral Summary

     At September 30, 2006, we had $3.7 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney I, Orkney II and Ballantyne Re transactions. In connection with these transactions, we have assets in trust of approximately $5.3 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

     As described above, we have a number of facilities in place to provide collateral for our reinsurance business, including our credit facilities, HSBC I and Stingray. However, the aggregate commitment under the credit facility was reduced to $42.8 million, which is the outstanding letters of credit balance at September 30, 2006. No additional borrowing capacity is available under this facility. In addition, our HSBC I facility has been fully utilized and it is uncertain if a similar facility can be completed or if the current facility will remain available for future use following a permanent Regulation XXX transaction which would reduce the current usage of the HSBC I facility. Finally, the Stingray facility has been fully utilized. Other existing sources of collateral include cash and other assets which are available.

     Based on our sources and uses of collateral, our collateral position remains very tight over the near term. During the third quarter of 2006, we successfully completed a reinsurance transaction that provided approximately $120 million of liquidity and collateral to the Company. To further enhance our liquidity and collateral position, we are pursuing discussions with various lending institutions for alternative credit facilities and actively negotiating reinsurance transactions to provide both liquidity and capital relief. No assurances can be given that we will be successful in completing any of these additional transactions to provide us with needed liquidity. To the extent that we are not able to obtain these sources of additional liquidity, we face the possibility of running out of liquidity as early as the end of the second quarter of 2007 unless affirmative steps are taken to restructure or sell our business. Over the longer term, we will need significant amounts of new capital to support existing business and any new business. This need over the long and short term may impact our ability to affect one or more strategic alternatives currently being studied by the Company and the economic terms of any such strategic alternatives.

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

     All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of September 30, 2006 and we expect them to remain as such through the near term.

Tartan Capital Limited

     On May 4, 2006, we entered into an agreement that provides two classes totaling $155.0 million of collateralized catastrophe protection with Tartan Capital Limited ("Tartan"), a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides Scottish Annuity & Life Insurance Company (Cayman) Ltd. with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Upon the occurrence of a loss event, where the indexed losses exceeds the trigger level for a given tranche, the percentage of the original principal for each tranche paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. increases linearly between the trigger level and exhaustion level. Since the amount of any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by Scottish Annuity and Life Insurance Company (Cayman) Ltd.'s and any of its affiliates resulting from the loss event.

     In accordance with SFAS No. 133, this contract is considered to be a derivative. We record this contract at fair value which is included in "Other assets" and "Other liabilities" in the Consolidated Balance Sheets with any changes in the value reflected in "Acquisition costs and other insurance expenses" in the Consolidated Statements of Income. There is no quoted market value available for this derivative. The fair value is estimated utilizing published mortality data. Expenses related to this transaction are included in "Acquisition costs and other insurance expenses" in the Corporate and Other Segment.

     Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are, therefore, not required to consolidate it in our consolidated financial statements.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes." Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

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

FASB Statement No. 123(R), Share-Based Payment

     In December 2004, the FASB revised SFAS No. 123 by issuing SFAS No. 123(R) which requires us to recognize, in the determination of income, the grant date fair value of all stuck options and other equity based compensation issued to employees. We adopted SFAS No. 123(R) on January 1, 2006.

FASB Statement No. 156, Accounting for Servicing of Financial Assets -- an amendment of FASB Statement No. 140

     In March 2006, the FASB issued Statement No. 156 ("SFAS No. 156"), "Accounting for Servicing of Financing Assets", which permits an entity to choose either of the following measurement methods for each class of separately recognized servicing assets and servicing liabilities:

     o Amortization method - amortize servicing assets or servicing liabilities in proportion to and over the period of net servicing income or net servicing loss and assess the servicing assets or liabilities for impairment or increased obligation based on fair value at each reporting date. This method is consistent with current subsequent measurement guidance for servicing rights.

     o Fair value measurement method - measure servicing assets or servicing liabilities at fair value at each reporting date and report changes in fair value in earnings in the period in which the change occurs.

     SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We are currently assessing the impact of SFAS No. 156 on our results of operations and financial position.

FASB Statement No. 157, Fair Value Measurements

     In September 2006, the FASB issued Statement No. 157 ("SFAS No. 157"), "Fair Value Measurements," which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 on January 1, 2008 and are evaluating the implications of SFAS No. 157 on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Please refer to Part II "Item 1a: Risk Factors" and "Item 7A: Quantitative and Qualitative Disclosures about Market Risk" in our 2005 Annual Report.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2006 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                           PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 2, 2006, a putative class action lawsuit was filed against us; Glenn Schafer, the Chairman of our Board of Directors; Dean E. Miller, our Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; and Seth Vance, our former Chief Executive Officer - North America, in the U.S. District Court for the Southern District of New York ("S.D.N.Y.") on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 2, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Each of the eight complaints filed alleges that the defendants made materially false and misleading statements and/or omissions concerning our business and operations, thereby causing investors to purchase our securities at artificially inflated prices, in violation of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and Rule l0b-5 promulgated thereunder. Two of the complaints also allege violations of Sections 11 and 15 of the Securities Act of 1933, related to a 2005 preferred stock offering. Each of the class actions filed seek an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. We contest the allegations that have been asserted and plan to vigorously defend our interests in the actions.

     In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against our directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleges, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserts claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment.

Item 1a.   Risk Factors

The  recent  downgrades,  and  any  further  downgrades,   could  make  us  less
competitive and will increase our cost of capital.

     Ratings are an important factor in attracting business in our life reinsurance business. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. The objective of rating organizations is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our securities and are not recommendations to buy, sell or hold our securities. See "Management's Discussion and Analysis of Financial Condition and Results of Operations - Overview - Status of Credit and Financial Strength Ratings" for a description of our subsidiaries' ratings. The rating agencies have warned that further adverse developments in the business, including with respect to additional one-time charges, loss of in-force business and liquidity, could cause them to downgrade our ratings.

     Although there are few in-force treaties with recapture provisions that are triggered by a ratings downgrade, the recent downgrades have and will continue to adversely affect our ability to sell products, write new treaties, retain existing business (through the termination of open treaties for new business), and compete for attractive acquisition opportunities. In addition, as a result of the downgrades, the interest rates for our credit facilities and securitization transactions have increased. Our ability to raise capital for our business and the cost of such capital will be adversely affected by downgrades in our credit ratings.

Our inability to attract and retain qualified employees or the loss of any of our key employees could negatively impact our business.

     Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Glenn Schafer, the non-executive Chairman of our Board of Directors; Bill Caulfeild-Browne, Vice-Chairman of our Board of Directors; Paul Goldean, our President and Chief Executive Officer; David Howell, the Chief Executive Officer of our Life Reinsurance International Segment; Hugh McCormick, our Executive Vice President of Corporate Development; Dean Miller, our Chief Financial Officer; and Clifford Wagner, the Chief Executive Officer of our Life Reinsurance North America Segment. Each of the foregoing members of senior management has employment agreements and we maintain a $2,500,000 key man life insurance policy for Mr.

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

     The market price for our ordinary shares has fluctuated significantly, ranging between $24.84 per share on March 31, 2006 and $2.95 per share on July 31, 2006. The overall market and the price of our ordinary shares may continue to be volatile. There may be a significant effect on the market price for our ordinary shares due to, among other things:

     o changes in investors' and analysts' perceptions of the risks and conditions of our business,

     o changes in investors' and analysts' perception of the likelihood of our completing any strategic alternatives,

     o    the size of the public float of our ordinary shares,

     o    the announcement of acquisitions by us or our competitors,

     o variations in our anticipated or actual operating results or the results of our competitors,

     o    regulatory developments,

     o    market conditions, and

     o    general economic conditions.

Future transactions or changes in our financial condition may limit our ability to use our net operating loss carry forwards.

     As of December 31, 2005, we had actual net operating loss carry forwards, or NOLs, of approximately $615.5 million of which $603.1 million was attributable to the U.S. operations and $12.4 million was attributable to the U.K. operations. The U.K. NOL has an unlimited carry forward period. The U.S. NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Internal Revenue Code imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. It is possible that future transactions (including issuances of new shares and sales of our shares) would cause us to undergo an ownership change. In that event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by Section 382. This would also result in a write-off of our associated transferred tax asset for GAAP purposes.

     We generate deferred tax assets principally due to NOLs, reserves and unrealized losses on investment securities. In accordance with SFAS No. 109, we must conclude whether the future realization of our deferred tax asset is "more likely than not". The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities within the carry forward period (which in the United States is 15 years), projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income. Therefore, we must rely heavily on tax planning strategies for support of the gross deferred tax asset. Prior to the quarter ended June 30, 2006, these tax planning strategies provided justification to support our deferred tax asset. The combination of the increased pressure on our existing tax planning strategies, the operating loss for the quarter, and the prospects of a ratings downgrade during the second quarter led management to conclude that it was no longer "more likely than not" that the full amount of the gross deferred tax asset could be realized. Accordingly, we established a valuation allowance of $112.4 million and $30.1 million during the second and third quarter of 2006, respectively. The valuation allowance principally relates to current period tax benefit not being recognized (as previously indicated, the Company can no longer recognize tax benefits for certain legal entities) and an additional valuation allowance established on prior period deferred tax assets resulting from revised statutory and tax projections related to certain legal entities. At the end of the third quarter, the remaining gross deferred tax asset is supported by the reversal of deferred tax liabilities within the carry forward period and tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters. Management will continue to assess and determine the need for, and the amount of, the valuation allowance in subsequent periods in accordance with the requirements of SFAS No. 109, and there is a risk that we may need to establish additional valuation allowances in future quarters, which could adversely impact our reported earnings and financial condition.

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

Our existing sources of liquidity and collateral may be insufficient or unavailable to fund our expected future liquidity needs and we are required to raise new sources of equity capital, liquidity and collateral , which sources, if available, will be on less advantageous terms than our historical sources.

     Based on our known sources and uses of liquidity, our liquidity position is very tight over the near term. Our most significant liquidity use relates to the 4.5% Senior Convertible Notes, pursuant to which the noteholders have the right to put the notes to us for cash on December 6, 2006. As a result of the losses in the second quarter of 2006, we have either completely drawn down or terminated certain of our liquidity facilities, including for example our bank credit facility and the Stingray facility. During the third quarter of 2006, we successfully completed a reinsurance transaction that provided approximately $120.0 million of liquidity to the Company, and to further enhance our liquidity position, we are pursuing discussions with various lending institutions for alternative credit facilities and capital and negotiating reinsurance transactions. Without new sources of capital we face the risk of running out of liquidity as early as the end of the second quarter of 2007. No assurances can be given that we will be successful in completing any of these alternatives, and if not successful and we are not otherwise able to consummate one or more strategic alternatives of selling the Company or raising equity capital by the end of the second quarter of 2007, we will face a default on our obligations to fund our collateral and to meet our capital needs.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3.  Defaults upon Senior Securities

     Not applicable.

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable

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

      10.17 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(22)

      10.18 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

      10.19 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

      10.20 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(22)

      10.21 Employment Agreement dated February 10, 2003 between Scottish Re (Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(22)

      10.22 Employment Agreement dated February 10, 2003 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K).
            (12)(22)

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

      10.25 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

      10.26 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(22)

      10.27 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

      10.28 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

      10.29 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

      10.30 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(22)

      10.31 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9, 2004). (22)

      10.32 Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

      10.33 Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders' Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

      10.34 Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking Il-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

      10.35 Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

      10.36 Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

      10.37 First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K, filed with the SEC on October 29, 2004).

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

      10.62 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

      10.63 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

      10.64 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

      10.65 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

      10.66 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

      10.67 Employment Agreement, dated as of July 18, 2005, between Scottish Re Group Limited and Dean Miller (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19) (22)

      10.68 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

      10.69 Amendment to Employment Agreement, dated as of October 29, 2006, between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on November 2, 2006).

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

----------

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

            (12) Scottish Re Group Limited's 2002 Annual Report on Form 10-K was filed with the SEC on March 31, 2003.

            (13) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on August 12, 2003.

            (14) Scottish Re Group Limited's Quarterly Report on Form 10-Q was filed with the SEC on May 10, 2004.

            (15) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on October 21, 2004.

            (16) Scottish Re Group Limiteds Current Report on Form 8-K was tiled with the SEC on July 1, 2005.

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

                                    SCOTTISH RE GROUP LIMITED

Date: November 9, 2006              By: /s/ Paul Goldean
                                    --------------------
                                      Paul Goldean
                                      President and Chief Executive Officer

Date: November 9, 2006              By: /s/ Dean E. Miller
                                    ----------------------
                                      Dean E. Miller
                                      Chief Financial Officer