Form 10-K
period 2006-12-31
SCOTTISH RE GROUP LTD
filed 2007-03-01
CIK 1064122

===============================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  ------------

                                    FORM 10-K

                   For Annual and Transition Reports Pursuant to Sections 13 or 15(d) of the Securities Exchange Act of 1934

     |X|   Annual Report Pursuant to Section 13 or 15(d) of the Securities
                              Exchange Act of 1934

                   For the fiscal year ended December 31, 2006

     | |     Transition Report Pursuant to Section 13 or 15(d) of the
                        Securities Exchange Act of 1934

                  For the Transition period from __________ to

                        Commission File Number 001-16855

                                  ------------

                            SCOTTISH RE GROUP LIMITED
             (exact name of registrant as specified in its charter)

            Cayman Islands                               98-0362785
    (State or Other Jurisdiction of                  (I.R.S. Employer
     Incorporation or Organization)                  Identification No.)
       Crown House, Second Floor
         4 Par-la-Ville Road
        Hamilton HMO8, Bermuda                         Not Applicable
(Address of Principal Executive Office)                  (Zip Code)

       Registrant's telephone number, including area code: (441) 295-4451

           Securities Registered Pursuant to Section 12(b) of the Act:

   Title of Each Class                 Name of Each Exchange on Which Registered
   -------------------                 -----------------------------------------
Ordinary Shares, par value
    $0.01 per share                             New York Stock Exchange
Hybrid Capital Units                            New York Stock Exchange
Non-Cumulative Perpetual Preferred
    Shares, par value $0.01 per share           New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

     Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes | | No |X|

     Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes | | No |X|

     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No | |

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this
Form 10-K.   |  |

     Indicate by checkmark whether the registrant is a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

     Large accelerated filer |X| Accelerated filer | | Non-accelerated filer | |

     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes | | No |X|

     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $733,900,935. As of February 26, 2007, Registrant had 67,995,057 ordinary shares outstanding.



                       DOCUMENTS INCORPORATED BY REFERENCE

         Certain information required by Items 10, 11, 12, 13 and 14 of Form 10-K is incorporated by reference into Part III hereof from the registrant's proxy statement for its 2007 Annual Meeting of Shareholders, which is expected to be filed with the Securities and Exchange Commission (the "SEC") within 120 days of the close of the registrant's fiscal year ended December 31, 2006.
===============================================================================

                            SCOTTISH RE GROUP LIMITED

                                    FORM 10-K

                          YEAR ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

                                                                           Page

PART I.........................................................................1

Item 1:     BUSINESS...........................................................1
Item 1A:    RISK FACTORS......................................................22
Item 1B:    UNRESOLVED STAFF COMMENTS.........................................40
Item 2:     PROPERTIES........................................................40
Item 3:     LEGAL PROCEEDINGS.................................................40
Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...............41

PART II.......................................................................42

Item 5:     MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS
            AND ISSUER PURCHASES OF EQUITY SECURITIES.........................42
Item 6:     SELECTED FINANCIAL DATA...........................................45
Item 7:     MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
            RESULTS OF OPERATIONS.............................................47
Item 7A:    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK........83
Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.......................85
Item 9:     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
            FINANCIAL DISCLOSURE..............................................85
Item 9A:    CONTROLS AND PROCEDURES...........................................85
Item 9B:    OTHER INFORMATION.................................................88

PART III......................................................................88

Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT....................88
Item 11:    EXECUTIVE COMPENSATION............................................88
Item 12:    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
            AND RELATED STOCKHOLDER MATTERS...................................88
Item 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS....................88
Item 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES............................88

PART IV.......................................................................88

Item 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES...........................88

                                     PART I

Item 1:     BUSINESS

            Overview

         Scottish Re Group Limited is a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. Through our operating subsidiaries, we are principally engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located in the United States, as well as in many other countries around the world. We refer to this business as life reinsurance.

         Since our formation in 1998, we have grown to be one of the three largest life reinsurers serving the United States (based on the gross face amount of ordinary life reinsurance business in-force in 2005). On December 31, 2001, we expanded our business outside of North America by acquiring World-Wide Holdings Limited and its subsidiary, World-Wide Reassurance Limited, which were both subsequently renamed Scottish Re Holdings Limited and Scottish Re Limited, respectively.

         On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation (subsequently renamed Scottish Re Life Corporation). Scottish Re Life Corporation's business consists primarily of a closed block of traditional life reinsurance business. Effective December 31, 2004, we acquired the in-force individual life reinsurance business of ING America Insurance Holdings, Inc., which we call ING. Pursuant to this transaction, Security Life of Denver Insurance Company and Security Life of Denver International Limited, both subsidiaries of ING, reinsured their in-force individual life reinsurance business to Scottish Re (U.S.), Inc. and Scottish Re Life (Bermuda) Limited, respectively on a 100% indemnity reinsurance basis. In addition, Security Life of Denver Insurance Company and Security Life of Denver International Limited transferred to us certain systems and operating assets used in their individual life reinsurance business.

         Security Life of Denver Insurance Company and Security Life of Denver International Limited transferred assets of approximately $1.8 billion of their individual life reinsurance business to us and we recorded a corresponding amount of reserves for future policy benefits and other liabilities. Certain of the acquired assets are held in trust for the benefit of Security Life of Denver Insurance Company and Security Life of Denver International Limited to secure our liabilities on the acquired business. The ceding commission paid to us was placed in trust to secure our obligations under the indemnity reinsurance treaties and is subject to release upon our completion of long-term collateral arrangements with respect to the acquired business. In 2005 and 2006, we completed such arrangements for a large portion of the acquired business resulting in a pro-rata release of the ceding commission from the trust.

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

         During 2005, we integrated the ING acquisition with our existing U.S. traditional business and migrated our Charlotte based policy administration operations to Denver. We now administer our combined business with an enhanced version of the ING policy administration system, known as SAGE. In addition, the Denver operation relocated to new premises during the fourth quarter of 2005 and is supported by a technology infrastructure consistent with all of our units. The combination of technology with the experienced complement of approximately 90 life reinsurance administration professionals has created a scalable administrative platform for us.

         As of December 31, 2006, the number of lives we reinsured in North America was approximately 14.3 million and our gross face amount of in-force business was approximately $1.0 trillion.

         On November 26, 2006, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with MassMutual Capital Partners LLC ("MassMutual Capital"), a member of the MassMutual Financial Group, and SRGL Acquisition, LLC, an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), or another affiliate thereof (such affiliate of Cerberus, together with MassMutual Capital, the "Investors") whereby, subject to the terms and conditions set forth in the Securities Purchase Agreement, the Investors will each purchase 500,000 of our convertible cumulative participating preferred shares (the "Convertible Shares"), which will be newly issued, and which shares may be converted into an aggregate of 150,000,000 ordinary shares, subject to certain adjustments, at any time and will automatically convert on the ninth anniversary of the issue date if not previously converted (the above is collectively referred to as the "Transaction").

         The Transaction requires shareholder approval of certain proposals, and a shareholder vote is scheduled for March 2, 2007. The estimated net cash proceeds to us from the sale of the Convertible Shares to the Investors will be approximately $560.0 million, after giving effect to the payment of estimated transaction expenses and the transaction fees to be paid to the financial advisors. We intend to use the net proceeds for general corporate purposes, which may include investments in or advances to operating subsidiaries to provide capital to support insurance obligations and collateral requirements, working capital and other corporate purposes. The additional capital received from the Investors will allow us to meet our long-term liquidity and capital needs and satisfy applicable regulatory and rating agency criteria for required capital.

         Once the Transaction is completed, the Investors will hold securities representing approximately 68.7% of the voting power of all our shareholders at the time of investment (subject to certain adjustments, if any) and will have the right to designate two-thirds of the members of the Board of Directors for election. You are directed to our Proxy Statement dated January 19, 2007 and the Proxy Supplement dated February 20, 2007 for more information on the Transaction.

         We have operating companies in Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States, a branch office in Singapore, and a representative office in Japan. Our flagship subsidiaries are Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., Scottish Re (Dublin) Limited and Scottish Re Limited. See ratings section beginning on page 12 of this document for additional information on the above entities.

         In 2005, we established Scottish Re Capital Markets, Inc., which is a registered broker dealer, formed to leverage the experience and expertise we have gained through our own efforts securitizing various reserve requirements.

         As of December 31, 2006, we had consolidated assets of $13.4 billion and consolidated shareholders' equity of $1.1 billion.

Our Business

Segments

         We have three reportable segments: Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The life reinsurance operating segments write reinsurance business that is wholly or partially retained in one or more of our reinsurance subsidiaries.

         In our Life Reinsurance North America Segment, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies. We assume risks associated with primary life insurance policies and annuities, both in-force and new business. We reinsure: (i) mortality, (ii) investment,
(iii) persistency and (iv) expense risks. We originate reinsurance business predominantly by marketing our products and services directly to United States life insurance and reinsurance companies. Most of the reinsurance assumed is through automatic treaties, but in 2006 we also began assuming risks on a facultative basis. Facultative reinsurance allows us to review an individual risk before it is reinsured.

         Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term group life policies and aircrew "loss of license" insurance. In 2005, the Life Reinsurance International Segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business and annuity products. In addition, the Life Reinsurance International Segment established a branch office in Singapore and a representative office in Japan to reinsure similar risks in the Asian markets. The life insurance and annuity products are broadly similar to those offered in the Life Reinsurance North America Segment.

         Our Corporate and Other Segment includes investment income from invested assets not allocated to support reinsurance segment operations and undeployed proceeds from our capital raising efforts, in addition to realized investment gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to the 4.5% senior convertible notes and 1% dividend payment on the convertible preferred shares of our Hybrid Capital Units ("HyCUs"). Additionally, the Corporate and Other Segment includes results from our wealth management business, which directly issues variable life insurance and variable annuities and similar products to high net worth individuals and families, for insurance, investment and estate planning purposes.

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

          o Traditional Solutions. In our Traditional Solutions business, we reinsure the mortality risk on life insurance policies written by primary insurers. This business is often referred to as traditional life reinsurance. We write our Traditional Solutions business predominantly on an automatic basis with respect to newly written life insurance policies. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty with the ceding company. As previously noted, in 2006 we began assuming risks on a facultative basis in North America. Prior to 2005, the Life Reinsurance International Segment offered traditional life reinsurance products outside of North America, focusing primarily on the reinsurance of short-term, group life policies in niche market sectors. In 2005, the Life Reinsurance International Segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business.

          o Financial Solutions. In our Financial Solutions business, we offer reinsurance solutions that improve the financial position of our clients by increasing their capital availability and statutory surplus. These solutions include contracts under which we assume the investment and persistency risks of existing, as well as newly written, blocks of business. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase. This line of business also includes acquired solutions products in which we provide our clients with exit strategies for discontinued lines, closed blocks or lines not providing a good fit for a client's business strategies. With our assuming full responsibility and management of these contracts, our clients can focus and concentrate their full efforts and resources on their core strategies. Most of these agreements are coinsurance, coinsurance funds withheld or modified coinsurance of primarily investment risk such that we recognize profits or losses primarily from the spread between the investment earnings and the interest credited on the underlying deposit liabilities.

         The traditional life reinsurance industry experienced rapid growth between 1995 and 2002. According to an industry survey, the face amount of traditional individual life reinsurance assumed in the United States grew from $261.0 billion in 1995 to $1.08 trillion in 2002, a 22% compounded annual growth rate. Since 2002, the annual face amount of traditional life reinsurance assumed has declined annually with $844.0 billion of traditional individual life reinsurance assumed in 2005. During the same time period, the face amount of individual life insurance written in the United States has grown from approximately $1.0 trillion in 1995 to $1.8 trillion in 2005, a 6% compounded annual growth rate.

         We believe that the following trends have contributed and will continue to contribute to the demand for life reinsurance and increased business opportunities for us:

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

          o Expanding overseas markets. We believe that the trends described above in the North American market are also influencing the reinsurance industry throughout the world. In addition, we believe there are increasing opportunities in markets such as Asia and Europe, where the life reinsurance industry is either developing or expanding.

          o Changing demographics. We expect that the increasing number of "baby boomers" reaching middle and late middle age will increase the demand for products which address retirement planning, estate planning and survivorship issues. In addition, we believe that longer life expectancies and the reduction in government and employer sponsored benefit programs will increase the demand for life insurance and annuities. We expect this increased demand for insurance to increase demand for reinsurance products in the United States, United Kingdom, Ireland, Continental Europe and Asia.

          o Increased focus on risk management will continue the trend of primary insurers to seek reinsurance counter-party risk diversification.

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

Solutions for Regulation XXX Reserves

Background

         The Valuation of Life Insurance Policies Model Regulation, commonly referred to as Regulation XXX, was implemented in the United States for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that United States life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under Generally Accepted Accounting Principles in the United States ("US GAAP"). In situations where primary insurers have ceded business to reinsurers that are unlicensed and unaccredited in the United States, the reinsurer must provide collateral equal to its reinsurance reserves in order for the ceding company to receive statutory financial statement credit. Reinsurers have historically utilized letters of credit or have placed assets in trust for the benefit of the ceding company as the primary forms of collateral. The increasing nature of the statutory reserves required under Regulation XXX will likely require increased levels of collateral from reinsurers in the future to the extent the reinsurer remains unlicensed and unaccredited in the United States. We believe that funding long duration liabilities with shorter-term funding facilities is not suitable or sustainable from a prudent asset liability management perspective because it creates significant refinancing or rollover risk every year.

         In order to mitigate the effect of Regulation XXX, we retrocede Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. In our United States domiciled insurance subsidiaries, statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurers were unable to provide the required collateral to support our statutory reserve credit and we could not find an alternative source for collateral. In the normal course of business and our capital planning, we are always looking for opportunities to relieve capital strain relating to Regulation XXX statutory reserve requirements. We entered into a number of financing transactions in 2004, 2005 and 2006 which secure long-term funding for a large portion of our Regulation XXX collateral requirements.

Acquired ING Business

         Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX statutory reserve requirements of the acquired business for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. We are entitled to a partial rebate of this fee to the extent satisfactory alternative collateral arrangements are implemented prior to the end of 2007.

         In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral arrangements to fund Regulation XXX statutory reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business.

         The first transaction is a 20 year collateral finance facility with HSBC Bank USA, N.A. ("HSBC") that provides up to $1.0 billion of collateral to satisfy Regulation XXX statutory reserve requirements ("HSBC II") and is in addition to the facility with HSBC that was originally completed in 2004 ("HSBC I"). The second arrangement is a long-term reinsurance facility ("Reinsurance Facility") with a third-party Bermuda reinsurer which provides collateral to secure Regulation XXX statutory reserve requirements in an amount up to $1.0 billion. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. Finally, in 2006 we completed the Ballantyne Re securitization in a private offering of $1.74 billion of debt to external investors and $178.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. These transactions have allowed us to secure within eighteen months of the ING acquisition financing for almost all of the Regulation XXX reserves business acquired from ING. These transactions replaced ING collateral and resulted in a refund from ING for fees incurred of $6.7 million in 2005 and $6.2 million in 2006.


Scottish Re (U.S.), Inc. Organic Business

         On February 11, 2005, we issued $850.0 million of 30 year maturity securities from our newly formed wholly-owned subsidiary, Orkney Holdings, LLC. Proceeds from this transaction fully fund Regulation XXX reserves associated with business written by Scottish Re (U.S.), Inc. between January 1, 2000 and December 31, 2003. The securities have recourse to Orkney Holdings, LLC and not to any other Scottish Re entity.

         On December 21, 2005, we completed our second securitization of excess reserves arising from Regulation XXX by issuing $450.0 million of 30 year maturity securities through an orphaned special purpose vehicle incorporated under the laws of Ireland, Orkney Re II plc. Proceeds from this transaction fully fund Regulation XXX reserves associated with business written by Scottish Re (U.S.), Inc. between January 1, 2004 and December 31, 2004. The securities have recourse to Orkney Re II plc and not to any Scottish Re entity.

         In 2004, we entered into HSBC I, which provides up to $200.0 million that can be used to satisfy Regulation XXX statutory reserve requirements and collateralize reinsurance obligations under inter-company reinsurance agreements. This facility is currently has a maximum equal to the current outstanding of approximately $188.5 million.

         In January 2005, we completed another capital markets collateral facility called the Stingray Pass-Through Trust ("Stingray facility") for an aggregate amount of $325.0 million. Under the terms of the agreement, we acquired an irrevocable put option to issue funding agreements up to $325.0 million. The facility also provides collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company quota share reinsurance agreements.

         In the future, we anticipate implementing additional solutions relating to the financing of our statutory reserve requirements as cost efficient opportunities arise.

Our Strategy

         The events of 2006, in particular the rating downgrades by the various rating agencies, make the execution of our strategy more challenging. However, we believe that we will experience ratings upgrades over time following the close of the Transaction with the Investors. Our short-term strategy is to complete the Transaction, revise our current structure and organization as needed, strengthen our operations, remain focused on serving our existing and potential clients through this transitional period and regain our ratings. Our longer-term strategy has not changed as a result of recent events and we plan to increase the value of our franchise by focusing on the following:

          o Expanding the size and depth of our North American reinsurance client base. We will work to expand our core North American business by attempting to gain a larger share of the North American life reinsurance market both by adding new clients and expanding the business relationships with existing clients. We will continue to leverage the ING acquisition and the sophisticated
               technology  and  experienced  life   reinsurance   administration
               professionals obtained, which created a scalable administrative platform.

          o Growing our international business. We will attempt to leverage our recently enhanced International executive team to establish relationships to gain a larger share of selected life reinsurance markets outside of North America. We will continue to explore opportunities in new markets, particularly Asia, as well as seeking to add new clients and expand business relationships with existing clients.

          o Enhancing our financial strength. We will continue to seek to enhance our capital position and financial strength to meet the security needs of our customers and the capital requirements of rating agencies. If we are successful in enhancing our financial strength and capital resources, we would expect to have opportunities to participate in reinsurance transactions in which we might not be currently eligible to participate. We also expect that enhancing our financial position will allow us to reduce our cost of, and improve our access to, capital.

          o Leveraging efficient operating structure and organizational flexibility. We will continue to leverage our ability to conduct business in multiple jurisdictions. Moreover, as we grow our businesses and leverage the capabilities of our corporate infrastructure, we hope to improve our operating margins.

Products Offered

Life Reinsurance North America

         In our Life Reinsurance North America Segment, we reinsure a broad range of life insurance and annuity products. Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed deferred annuities and equity indexed annuities. In addition, we reinsure and may issue directly institutional annuity-type products such as funding agreements, guaranteed investment contracts, pension termination and structured settlement annuities.

         For these products, we write reinsurance generally in the form of yearly renewable term, coinsurance or modified coinsurance. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In a coinsurance or modified coinsurance arrangement, we generally share proportionately in all material risks inherent in the underlying policies, including mortality, lapses and investments. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance with respect to the ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.

         Our reinsurance treaties are written predominantly on an automatic basis. Facultative reinsurance is offered on a limited basis for automatic accounts. An automatic treaty provides for a ceding company to cede contractually agreed-upon risks on specific blocks of business to us. The reinsurance may be solicited directly by us or through reinsurance intermediaries and may be written on either:

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

         In order to diversify our mortality exposure, we have historically sought to limit our consolidated enterprise wide retained exposure under life policies reinsured in our Life Reinsurance North America operations to no more than $500,000 per life. Effective January 1, 2005, the limit for our non-ING business was increased to $1.0 million per life. This limit was increased to $2.0 million per life on January 1, 2007. Our retention on business acquired in the ING individual life reinsurance acquisition is $2.0 million per life.

           Our reinsurance treaties may provide for recapture rights, permitting the ceding company to reassume all or a portion of the risk ceded to us after an agreed-upon period of time (generally 10 years), subject to certain other conditions. Some of our reinsurance treaties allow the ceding company to recapture the ceded risk if we fail to maintain a specified rating or if other financial conditions relating to us are not satisfied (such treaties represent approximately 6% of our in-force business). Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business and typically involves the payment of a recapture fee to us. Nevertheless, we may need to liquidate substantial assets in order to return the assets supporting the reserves to the ceding company, and we may also have to accelerate the amortization of unamortized deferred acquisition costs associated with the recaptured business, which could reduce our earnings.

         The potential adverse effects of recapture rights are mitigated by the following factors:

          o By recapturing reinsurance, ceding companies increase the amount of risk they retain,

          o Ceding companies generally must recapture the same amount of risk on each policy reinsured under a treaty once a retention increase is made after the treaty stated non-recapture period expires and a recapture program is undertaken, and

          o We price our treaties with the goal of achieving our target return before the recapture date.

Life Reinsurance International

         Historically, we reinsured life insurance and aircrew loss of license products. Life insurance products that we reinsured included short-term group and individual life, and to a lesser extent, disability and critical illness. Our current focus is the reinsurance of United Kingdom, Ireland, Asia and the Middle East traditional solutions business as well as annuity products in the UK and Ireland. We believe this focus will increase the proportion of long term individual life product and the proportion of critical illness products written.

         The Life Reinsurance International Segment is targeting significant growth over the next three to five years from the UK and Irish protection markets. The primary products are term life and term critical illness. The UK represents 28% of the current Life Reinsurance International Segment in-force premium. In addition to protection products, we are also focusing on annuity business in the same markets.

         In Asia, our historical target niche market was Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies. However, our kyosai business reduced significantly in 2006 due to our rating issues. We are now focusing our efforts on direct marketing in countries such as Korea, Taiwan and China.

         As noted above, we reinsure aircrew loss of license coverage, which entails the payment of lump sum benefits if aircrew cannot perform their job for medical reasons, as well as temporary benefits for the period of time during which the aircrew is grounded and waiting for the results of the medical examination.

         We diversify mortality risk in our Life Reinsurance International Segment by limiting our consolidated enterprise-wide retained exposure under life policies to no more than $1.0 million per life on UK, Irish, and US residents and $0.5 million per life in respect of all other territories in which we write business, effective January 1, 2005. Prior to this, the retention in our Life Reinsurance International Segment was $250,000 per life. These figures are based on a local currency equivalent amount at the time of policy issue.

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

Risk Management

Life Reinsurance

         We bear five principal classes of risk in our life reinsurance products:

          o    mortality risk,

          o    investment risk,

          o    persistency risk,

          o    expense risk, and

          o    counter-party risk.

         Mortality risk is the risk that death claims, after retrocession recoveries, exceed what we expect. A greater frequency or higher average size of death benefits than we expected can cause us to pay greater death benefits, adversely affecting our profitability. The mix of assumed death claims can also have an impact on the amount of policies that exceed our reinsurance retention limit and thus the amount of retrocession recoveries we receive. A larger amount of assumed death claims below our retention limits can adversely affect our profitability. Even if the total death benefits paid over the life of our contracts do not exceed the expected amount, sporadic timing of deaths can cause us to pay more death benefits in a given time period than expected, adversely impacting our profitability in that period. We address these risks through selection, diversification and retrocession. We analyze each block of business based on an evaluation of the ceding company's history, management, target market, products and underwriting criteria relative to the industry. In North America, we target primarily first dollar quota share pools of top producing direct writing companies so that we participate proportionately with other reinsurers on all of the ceded risks. In addition, we seek to diversify our risks by participating in annuity and disability products in the payout stage where the mortality risk is the risk of deaths occurring later, rather than earlier, than expected. A mix of these products with life products can help offset general trends in population mortality. We mitigate our risk of exposure to any one block of business or any one individual life by selectively limiting our share to any one pool.

         In order to diversify our mortality exposure, we have historically sought to limit our consolidated enterprise wide retained exposure under life policies reinsured in our Life Reinsurance North America operations to no more than $500,000 per life. Effective January 1, 2005, the limit for our non-ING business was increased to $1.0 million per life. This limit was increased to $2.0 million per life on January 1, 2007. Our retention on business acquired in the ING individual life reinsurance acquisition is $2.0 million per life.

         The retention in our Life Reinsurance International Segment is $1.0 million per life on UK, Irish, and US residents and $0.5 million per life in respect of all other territories in which we write business effective January 1, 2005. Prior to this, the retention in Life Reinsurance International Segment was $250,000 per life. These figures are based on a local currency equivalent amount at the time of policy issue. In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which, effective January 1, 2007, provides reinsurance for losses of $50.0 million in excess of $50.0 million. This catastrophe cover includes protection for terrorism, nuclear, biological and chemical risks. Finally, in May 2006 we entered into an agreement that provides $155.0 million of collateralized catastrophe protection with Tartan Capital Limited. The coverage is for the period January 1, 2006 to December 31, 2008 and provides Scottish Annuity & Life Insurance Company (Cayman) Ltd. with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Since the amount of any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by Scottish Annuity & Life Insurance Company (Cayman) Ltd. and any of its affiliates resulting from the loss event.

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

Investment Oversight

         Our Investment Committee reviews our investment portfolio and the performance of our investment managers. In addition, our Finance and Investment Committee approves changes in the investment policy proposed by management and oversees compliance with the investment policy.

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

Competition and Ratings

         Competition in the life reinsurance industry is based on price, financial strength ratings, reputation, experience, relationships and service. We consider Swiss Re, Reinsurance Group of America, Transamerica Reinsurance, Generali USA Life Re and Munich American Reassurance Company to be our primary competitors in the United States. In other markets outside the United States, our competitors include Swiss Re, Reinsurance Group of America, Hannover Re, Scor and XL Capital Ltd.

         Insurance ratings are used by prospective purchasers of insurance policies, insurers and reinsurance intermediaries in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. Our current insurer financial strength ratings are listed in the table below for each rating agency that meets with our management on a regular basis:

                                                                                              Moody's      Standard
                                                                  A.M. Best      Fitch       Investors        &
                                                                  Company(1)   Ratings(2)    Service(3)   Poor's(4)
                                                                  ----------   ----------    ----------   ---------
Insurer Financial Strength Ratings:
Scottish Annuity and Life Insurance Company (Cayman) Ltd.             B            BB+          Baa3          BB
Scottish Re (U.S.), Inc.                                              B            BB+          Baa3          BB
Scottish Re Ltd.                                                      B            BB+           -            BB
Scottish Re Life Corporation                                          B             -            -            BB

---------------
(1) Ratings under review with positive implications
(2) Rating Watch: Evolving
(3) Ratings under review; direction uncertain
(4) Credit Watch: Developing

               A.M. Best: "B (Fair)" is seventh highest of sixteen rating levels. A.M. Best assigns a "B (Fair)" rating to companies that have, in its opinion, an excellent ability to meet their ongoing obligations to policy holders. A.M. Best maintains a letter scale rating system ranging from "A++ (superior)" to "F (in liquidation)."

               While not commenting specifically on the potential ratings impact of closing the Transaction, A.M. Best has indicated that completing the Transaction would be a major step toward improving our liquidity posture and should enable us to resume meaningful new business activities.

               Fitch: "BB+ (Moderately Weak)" is eleventh highest of twenty-two rating levels. Fitch assigns a "BB+ (Moderately Weak)" rating to companies when, in its opinion, there is a possibility that ceased or interrupted payments could occur, particularly as a result of adverse economic or market changes over time. However business or financial alternatives may be available to allow for policyholder and contract obligations to be met in a timely manner. Fitch's Insurer Financial Strength ("IFS") ratings range from "AAA (exceptionally strong)" to "D (distressed)."

               Fitch has indicated that the successful close of the Transaction would alleviate near-term concerns for collateral financing in 2007, and is expected to have a positive impact on our business prospects and franchise, and may result in an upgrade in the ratings assigned to us sometime shortly following the close of the Transaction. Fitch also indicated that if the Transaction does not close, it expects that the ratings of the holding company would be downgraded to a level no higher than 'CC' and the IFS ratings would be downgraded to no higher than 'CCC'.

               Moody's: "Baa3 (Adequate)" is the tenth highest designation of Moody's Investors Service ("Moody's") twenty-one rating levels. Moody's assigns a "Baa(3) (Adequate)" rating to companies that offer, in its opinion, adequate financial security, however, certain protective elements may be lacking or may be characteristically unreliable over any great length of time. Moody's long term insurance financial strength ratings range from "Aaa (exceptional)" to "C (lowest)." Moody's has indicated that if the Transaction does not close, there will be significant downward pressure on our ratings, adding that failure to raise capital and liquidity would result in a multi-notch downgrading of our ratings.

               Standard & Poor's: "BB (Marginal)" is twelfth highest of twenty-two rating levels. Standard & Poor's assigns a "BB (Marginal)" rating to companies that have, in its opinion, marginal financial security characteristics, and while positive attributes exist, adverse business conditions could lead to insufficient ability to meet financial conditions. Standard & Poor's insurer financial strength ratings range from "AAA (extremely strong)" to "R (under regulatory supervision)."

               Standard & Poor's has indicated that the Transaction could have positive credit characteristics and that it would evaluate the ratings based on the terms of the Transaction. Any final resolution would incorporate the viability of the franchise and business prospects following the events of the past several months.

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

Employees

         As of February 26, 2007, we employed approximately 399 full time employees, none of whom are unionized. We believe our relations with our employees are good.

Regulation

United States

General U.S. State Supervision
------------------------------

         Various state insurance departments enforce insurance and reinsurance regulation. The extent and nature of regulation varies from state to state. Scottish Re (U.S.), Inc. is a Delaware-domiciled reinsurer and licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. Scottish Re Life Corporation is a Delaware-domiciled reinsurer and licensed, accredited, approved or authorized to conduct reinsurance in 50 states, the District of Columbia, and the Federated States of Micronesia. Orkney Re, Inc. is a special purpose financial captive insurance company formed under the laws of South Carolina.

Insurance Holding Company Regulation
------------------------------------

         We and our subsidiaries, Scottish Re (U.S.), Inc. and Scottish Re Life Corporation, are subject to regulation under the insurance holding company system laws of Delaware. The insurance holding company system laws and regulations vary from state to state, but generally require insurers and reinsurers that are members of insurance holding company systems to register and file with state regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between Scottish Re (U.S.), Inc. and/or Scottish Re Life Corporation and other members of our insurance holding company system must be fair and, if material or of a certain kind, require prior notice and approval or non-disapproval by the Delaware state insurance department. State insurance holding company system laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Orkney Re, Inc. is not subject to the South Carolina insurance holding company law, but it is required to obtain the approval of the South Carolina Director of Insurance before it may materially amend any agreements to which it is a party, enter into any new agreements or otherwise amend its business plan or pay dividends.

         State insurance holding company system laws also require prior notice and state insurance department approval of changes in control of an insurer or reinsurer or its direct or indirect holding company. The insurance laws of Delaware provide that no person, including a corporation or other legal entity, may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the state insurance commissioner. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company or its direct or indirect holding company is presumed to have acquired control, unless this presumption is rebutted. In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of Scottish Re (U.S.), Inc. and Scottish Re Life Corporation or any of their U.S. insurance subsidiaries may require prior notification in the states that have adopted pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including transactions that some or all of our shareholders might consider to be desirable.

Dividend Restrictions
---------------------

         State insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Delaware provides that, unless the prior approval of the state insurance commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations (not including realized capital gains) for the prior year.

         Orkney Re, Inc. may only pay dividends in accordance with restrictions and guidelines contained in its licensing order issued by the South Carolina Director of Insurance. Any dividends Orkney Re, Inc. pays are subject to the lien of the indenture relating to the long-term debt of its parent entity, Orkney Holdings, LLC.

U.S. Reinsurance Regulation
---------------------------

         Scottish Re (U.S.), Inc., Scottish Re Life Corporation and Orkney Re, Inc. are subject to insurance regulation and supervision that in many respects is similar to the regulation of licensed primary insurers. Generally, state regulatory authorities monitor compliance with, and periodically conduct examinations regarding, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds, methods of accounting, and reserves. However, in contrast with primary insurance policies, which are regulated as to rate, form, and content, the terms and conditions of reinsurance agreements are generally not subject to regulation by state insurance regulators.

         The ability of any primary insurer or ceding reinsurer to take credit for the reinsurance placed with reinsurers is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. Credit is usually granted when the reinsurer is licensed, accredited, approved or authorized to write reinsurance in the state where the primary insurer is domiciled. In addition, states generally allow credit for reinsurance ceded to a reinsurer if the reinsurer is licensed in another jurisdiction and the primary insurer is provided with collateral in the form of letters of credit, trusts or funds withheld contracts to secure the reinsurer's obligations.

U.S.Reinsurance Regulation of our Non-U.S. Reinsurance Subsidiaries
-------------------------------------------------------------------

         Our non-U.S. reinsurance subsidiaries also assume reinsurance from primary U.S. insurers and reinsurers. In order for primary U.S. insurers and ceding reinsurers to obtain financial statement credit for the reinsurance obligations ceded to our non-U.S. reinsurers, our non-U.S. reinsurance subsidiaries must satisfy reinsurance requirements. States generally allow credit for reinsurance ceded to unlicensed and unaccredited reinsurers if the ceding insurer or reinsurer is provided with collateral in the form of letters of credit, trusts or funds withheld contracts to secure the reinsurer's obligations.

U.S. Insurance Regulation of our Non-U.S. Insurance Subsidiaries
----------------------------------------------------------------

         Our non-U.S. insurance subsidiaries that sell wealth management products are not licensed to conduct insurance business in any jurisdiction in the United States. Therefore, they cannot utilize traditional life insurance marketing channels such as agents, nor can they use mail-order or other direct marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, they rely primarily on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States to generate wealth management business. None of these intermediaries represents us as agent or in any other capacity, nor do they receive any commissions or other remuneration from us for activities undertaken in the United States. In addition, policy issuance and servicing must occur outside of the United States.

NAIC Ratios
-----------

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

Statutory Accounting Principles
-------------------------------

         United States Statutory Accounting Principles, or SAP, are a basis of accounting developed by U.S. insurance regulators to monitor and regulate the solvency of insurance companies. In developing SAP, insurance regulators were primarily concerned with assuring an insurer's ability to pay all its current and future obligations to policyholders. As a result, SAP focuses on conservatively valuing the assets and liabilities of insurers, generally in accordance with standards specified by the insurer's domiciliary jurisdiction. Uniform statutory accounting practices are established by the NAIC and generally adopted by regulators in the various U.S. jurisdictions. These accounting principles and related regulations determine, among other things, the amounts our insurance subsidiaries may pay to us as dividends.

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

Regulation of Investments
-------------------------

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

Market Conduct Regulation
-------------------------

         The laws and regulations of U.S. jurisdictions include numerous provisions governing the marketplace activities of insurers, including provisions governing the form and content of disclosure to consumers, product illustrations, advertising, product replacement, sales and underwriting practices, complaint handling and claims handling. The regulatory authorities in U.S. jurisdictions generally enforce these provisions through periodic market conduct examinations. As our U.S. subsidiaries limit their business to reinsurance, and our wealth management companies are not licensed to do business in the U.S., laws and regulations regarding market conduct have only limited application to us.

Statutory Examinations
----------------------

         As part of their regulatory oversight process, insurance departments in U.S. jurisdictions conduct periodic detailed examinations of the books, records, accounts and business practices of insurers domiciled in their jurisdictions. These examinations generally are conducted in cooperation with the insurance departments of two or three other states or jurisdictions, representing each of the NAIC zones, under guidelines promulgated by the NAIC.

Risk-Based Capital
------------------

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

         On December 6, 2006, Scottish Re (U.S.), Inc. entered into a Memorandum of Understanding with the Ohio Department of Insurance pursuant to which the Ohio regulator agreed to refrain from taking action at such time against Scottish Re (U.S.), Inc., subject to certain conditions being met including the completion of the Transaction, for its alleged violation of an Ohio insurance regulation prohibiting certain levels of statutory losses as a percentage of surplus.

         As of December 31, 2006, the risk-based capital of Scottish Re (U.S.), Inc., Scottish Re Life Corporation and Orkney Re, Inc. exceeded minimum RBC levels.


The Gramm-Leach-Bliley Act
--------------------------

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

Bermuda

         Our Bermuda subsidiaries are subject to regulation under the Bermuda Companies Act of 1981, as amended, and our Bermuda insurance subsidiaries are subject to regulation under the Bermuda Insurance Act of 1978, as amended, (which we refer to as the Bermuda Insurance Act), and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulation of insurers in Bermuda relies heavily upon the auditors, directors and managers of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act.

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

Cayman Islands

         Our Cayman Islands subsidiaries are subject to regulation as licensed insurance companies under Cayman Islands law. These subsidiaries hold unrestricted Class B insurance licenses under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business. Unless specifically exempted, a Cayman Islands insurance company must engage a licensed insurance manager operating in the Cayman Islands to provide insurance expertise and oversight. Our subsidiaries are exempt from this requirement. In addition, under the Cayman Islands Insurance Law, a Cayman Islands insurance company carrying on both general business and long-term business (which includes the writing of life insurance policies) must hold all receipts in respect of its long-term business and all interest, earnings and assets derived therefrom in a separate long-term business fund. Payments of funds from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer's long-term business except in so far as such payments can be made out of any surplus disclosed on an actuarial valuation and certified by an actuary approved by the Cayman Islands Monetary Authority to be distributable otherwise than to policyholders. Every Cayman Islands insurance company carrying on long-term business may establish any number of separate accounts in respect of contracts to pay (i) annuities on human life and (ii) contracts of insurance on human life, the assets relating to which shall be kept segregated one from the other and independent of all other assets of the Cayman Islands insurer, and, notwithstanding the provisions of any other law to the contrary, are not chargeable with any liability arising from any other business of the insurer (including other types of long-term business) and no liabilities shall be satisfied out of the assets standing to the credit of the relevant separate account apart from those liabilities arising from the contracts for which the separate account was established or liabilities relating specifically to the operation of the separate account. The scope and the validity of the Cayman Islands law regarding separate accounts have not been tested in the courts of the Cayman Islands. Assets held with respect to the reinsurance business of our Cayman Island subsidiaries are typically held in reinsurance trust accounts, and such assets are available only to satisfy obligations under the associated reinsurance agreements.

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

Ireland

         Scottish Re (Dublin) Limited is a reinsurance company incorporated under the laws of Ireland and subject to the regulation and supervision of the Irish Financial Services Regulatory Authority (the "Irish Financial Regulator").

         The European Communities (Reinsurance) Regulations 2006 (the "Regulations") came into effect on July 15, 2006 and Ireland thereby became the first EU Member State to implement Directive 2005/68/EC of the European Parliament and the Council of the European Commission dated November 16, 2005 (the "Reinsurance Directive"). The Regulations introduce a comprehensive framework for the authorization and supervision of reinsurance companies in Ireland for the first time.

         Once implemented by all EU Member States, the Reinsurance Directive will introduce a single passport system within the European Union for reinsurance companies similar to the regime that currently applies to direct insurers. The Reinsurance Directive provides that the authorization and supervision of an EU reinsurance company will be the responsibility of the EU Member State where the head office of the company is located (known as the "home state"). Once authorized in its home state, a reinsurance company, such as our Irish subsidiary Scottish Re (Dublin) Limited, will be automatically entitled to conduct reinsurance business in all EU Member States under the principles of freedom of establishment and freedom to provide services. The Reinsurance Directive provides that the financial supervision of a reinsurance company, including that of the business it carries on in other member states, either through branches or under the freedom to provide services, will be the sole responsibility of the home state. All EU Member States must implement the Reinsurance Directive on or before December 10, 2007.

         Some key provisions of the Regulations that are applicable to Scottish Re (Dublin) Limited include the following:

         o Scottish Re (Dublin) Limited is deemed to be authorized to carry on the reinsurance of life assurance business, subject to complying with certain requirements (including the requirements summarized below) not later than December 10, 2007.

         o The objects of Scottish Re (Dublin) Limited must be limited to carrying on reinsurance business and related operations.

         o Scottish Re (Dublin) Limited will be obliged to establish adequate technical reserves to cover its reinsurance obligations and it must adopt a prudent person approach when determining the assets that will constitute such reserves. The Irish Financial Regulator prescribed certain rules pursuant to the Regulations in January 2007 that will be of application to Scottish Re (Dublin) Limited. These rules provide that Scottish Re (Dublin) Limited may treat funds withheld by a ceding insurer as an admitted asset, provided that the value of such an asset is calculated on a prudent person basis. The valuation of a funds withheld asset must also be determined in accordance with certain principles relating to the security and liquidity of the asset. Similarly, deferred acquisition costs may be treated as an admitted asset by provided this asset is valued on a prudent person basis in accordance with certain principles relating to the diversity, liquidity and security of the deferred acquisition costs.

         o Scottish Re (Dublin) Limited will also be required to maintain a solvency margin consisting of assets that are "free of any foreseeable liabilities" less any intangible items. In the case of the reinsurance of certain classes of life assurance business (essentially life business with a significant investment component), the required solvency margin is calculated in accordance with the rules applicable to those classes of life assurance business as set out in Directive 2002/83/EC. As regards the reinsurance of all other classes of life assurance business (essentially "protection" business), the required solvency margin is determined as the higher of a premium basis or a claims basis calculation. The premium basis calculation is the sum of 18% of the first (euro)50.0 million of premiums received in the immediately preceding financial year and 16% of the balance of premiums received in that year. The claims basis calculation is the sum of 26% of the average burden of claims during a certain number of financial years preceding the last financial year of the company up to
                  (euro)35.0 million and 23% of the excess. "Mixed" business (i.e. reinsurance business that contains components of both investment and protection business) may be separated for the purpose of calculating the appropriate solvency margin.

         o One-third of the required solvency margin of Scottish Re (Dublin) Limited will constitute its minimum guarantee fund, which must not be less than (euro)3.0 million.

         The Irish Financial Regulator has requested all life reinsurance companies, including Scottish Re (Dublin) Limited, to confirm on or before February 28, 2007 their compliance or non-compliance with the provisions of the Regulations relating to the maintenance of technical reserves on the basis of their most recent audited financial statements. On December 13, 2006, we filed the 2006 Compliance Submission with the Irish Financial Regulator. Scottish Re (Dublin) Limited will also be required to make a further submission to the Irish Financial Regulator on or before June 29, 2007 to confirm its compliance or non-compliance with the provisions of the Regulations relating to the maintenance of technical reserves, the required solvency margin and guarantee fund. If Scottish Re (Dublin) Limited is not compliant with the new regulatory requirements at the time of this submission to the Irish Financial Regulator, it must include a plan showing how it intends to comply with the new requirements by September 28, 2007.

Singapore

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has established a branch in Singapore (the "Singapore Branch"). The Singapore Branch was registered by the Monetary Authority of Singapore, or MAS, to carry on reinsurance of life business under the section 8 of the Singapore Insurance Act on 7 March 2006. The activities of the Singapore Branch are supervised by MAS. Direct insurers and reinsurers (collectively, `insurers') registered in Singapore are required to maintain fund solvency requirements and capital adequacy requirements prescribed by MAS under section 18 of the Insurance Act. In addition, insurers registered in Singapore are required to submit returns quarterly to the MAS and must also appoint a Principal Officer. The MAS also has powers to investigate and intervene in the affairs of insurers in Singapore. The acquisition of "control" of any insurer registered in Singapore will require MAS approval.

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

         In addition to the statutory solvency margin described above, insurance and reinsurance companies are required to carry out their own assessment (known as an Individual Capital Assessment) of the capital required to ensure that over a one year time horizon the value of its assets exceeds the value of its liabilities with a 99.5% degree of confidence. The rules for valuing assets and liabilities for the purposes of the Individual Capital Assessment are generally less prescriptive than the valuation methodology applicable to the calculation of the statutory solvency margin. The Individual Capital Assessment must be updated annually and may be reviewed periodically by the FSA which may also issue Individual Capital Guidance, being the amount and quality of capital that the FSA considers a firm should hold taking into account its review of the Individual Capital Assessment and its risk assessment of the firm. Insurers and reinsurers are expected to hold capital in excess of the amount specified in the Individual Capital Assessment or Individual Capital Guidance, whichever is the greater. Failure to do so may result in the FSA taking regulatory action.

         The acquisition of "control" of any U.K. insurance or reinsurance company requires FSA approval. For these purposes, a party that "controls" a U.K. insurance or reinsurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance or reinsurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance or reinsurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that both the acquirer is a fit and proper person to have such "control" and that the interests of consumers would not be threatened by such acquisition of "control." Failure to make the relevant prior application could result in action being taken by the FSA against both the person who sought to acquire control and against the regulated company.

         The Reinsurance Directive has been implemented by the United Kingdom. Since the United Kingdom already operated a comprehensive system for approving, supervising and regulating reinsurance companies, the implementation of the directive is not expected to have any material direct impact on the operations of Scottish Re Limited.

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

Item 1A:      RISK FACTORS

         Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations or financial condition.

                         Risks Related to Our Business

An unfavorable shareholder vote or delay in the consummation of the Transaction will adversely affect our business and could lead to further deterioration of shareholder value.

     If our shareholders do not approve the Transaction or if the Transaction is not consummated for any other reason, we will be required to pursue another financing transaction which, if available at all, would likely be on less favorable terms than the Tranaction, or seek other restructuring alternatives, which would also likely be less favorable to us and our shareholders than the Transaction.

     Having undertaken a thorough process of seeking bids to purchase or capitalize the company, with the assistance of Goldman Sachs and Bear Stearns, we do not believe at this time that an alternative financing or restructuring transaction or pursuit of a run-off plan would be available following a shareholder rejection of the Transaction. Accordingly, upon a rejection of the Transaction, we believe we will be required to seek protection under applicable bankruptcy and insolvency laws in the jurisdictions where we and our operating subsidiaries are domiciled.

An unfavorable shareholder vote or delay in the consummation of the Transaction will require us to seek out alternative capital sources which could be unavailable or on less favorable terms than the Issuance.

     We need to raise substantial capital in the short term to meet our liquidity needs. Without shareholder approval of the Transaction and the consummation of the Transaction, we would need to seek out alternative capital sources which may not be available or, if available, would likely be on less favorable terms than the Transaction. In addition, it is unlikely that we would be able to enter into such a transaction on a timely basis.

     In addition, in connection with the execution of the Securities Purchase Agreement on November 27, 2006, we entered into a commitment letter with Cerberus pursuant to which Cerberus agreed to provide Scottish Annuity & Life Insurance Company (Cayman) Ltd. a term loan facility in an amount of up to $100 million and we entered into a commitment letter with Citigroup Global Markets Inc. and Calyon Securities (USA) Inc. for a collateral finance facility of up to $500 million. These facilities were arranged by the Investors and formed part of the negotiated Transaction. If shareholder approval is not obtained, we will need to seek alternative capital sources, which may not be available or, if available, would likely be on less favorable terms.

An unfavorable shareholder vote or delay in the consummation of the Transaction would likely lead to further downgrading of the ratings of both our operating companies and our holding company, which could further inhibit our ability to obtain sources of capital.

     In light of ratings actions taken over the last few months, immediate action may be taken by the rating agencies to further downgrade the ratings of both our operating companies and our holding company. The various rating agencies have publicly announced their intention to further downgrade us if the Transaction is not consummated.

     Any such further downgrade will further inhibit our ability to obtain sources of capital and, as discussed below, would likely lead to demands from existing creditors for additional collateral. Moreover, we believe that our relationships with existing clients will further suffer during any prolonged period of uncertainty.

     With further ratings downgrades and uncertain prospects of achieving an alternative restructuring, we would likely lose many of our key employees and thereby we would risk losing our ability to manage our existing book of business effectively and to retain value for shareholders.

The recent downgrades, and any further downgrades, could make us less competitive and will increase our cost of capital.

         Ratings are an important factor in attracting business in our life reinsurance business. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company's control. The objective of rating organizations is to provide an opinion of an insurer's financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our securities and are not recommendations to buy, sell or hold our securities. See "Item 1 - Competition and Ratings" starting on page 12 for a description of our subsidiaries' ratings.

         Although there are certain in-force treaties with recapture provisions that are triggered by a ratings downgrade, the recent downgrades have and will continue to adversely affect our ability to sell products, write new treaties, retain existing business (through the termination of open treaties for new business), and compete for attractive acquisition opportunities. In addition, as a result of the downgrades, the interest rates for our credit facilities and securitization transactions have increased. Our ability to raise capital for our business and the cost of such capital will be adversely affected by downgrades in our credit ratings.

An unfavorable shareholder vote or delay in consummation of the Transaction would likely lead to demands from existing creditors for additional collateral.

     On November 26, 2006, we entered into an amended forbearance agreement with HSBC, whereby HSBC agreed not to make demands for additional collateral under our collateral finance facilities with them through December 31, 2008 so long as certain conditions are met. This forbearance agreement will terminate if our shareholders do not approve the Transaction or if the Transaction is not consummated for any other reason and we likely will face demands from HSBC for additional collateral, which we may not be able to meet, and in any event which would further exacerbate our tight liquidity and capital position. Any breach by us of our obligation to post collateral could result in an acceleration of our obligations under these collateral finance facilities, which would require us to seek bankruptcy protection under applicable law if we were unable promptly to access alternative sources of capital.

An unfavorable shareholder vote or delay in the consummation of the Transaction will adversely affect our business and could result in us seeking protection under applicable bankruptcy and insolvency laws in the jurisdictions where we and our operating subsidiaries are domiciled and/or regulatory intervention by our primary insurance regulators.

     Given our ongoing liquidity and capital needs, we may need to seek protection under applicable bankruptcy and insolvency laws in the jurisdictions where we and our operating subsidiaries are domiciled if the Transaction is not consummated. Bankruptcy filings by us and our subsidiaries would be complex and expensive. Moreover, we and our Cayman Islands domiciled subsidiaries would need to request the commencement of parallel "joint provisional liquidation" proceedings in Bermuda and the Cayman Islands in order to assure protection from creditors outside the United States. Coordination of these related proceedings would be difficult and cumbersome. While we may be able to restructure or sell our business and emerge from such bankruptcy proceedings, we cannot predict the costs of, or amount of time we would spend in bankruptcy. Lengthy bankruptcy proceeding might disrupt our business, as well as create additional concerns for our employees and policyholders. There can be no assurance concerning the outcome of such proceedings or their impact on shareholder value.

     Further, in the event that shareholders reject the Transaction, we believe our primary insurance regulators will likely consider exercising one or more regulatory intervention powers, which are designed primarily for the protection of our ceding company clients and not shareholders. Such regulatory intervention powers include regulatory supervision or formal insolvency procedures, in which case the interests of our shareholders would be subordinated to those of ceding insurers, which could reduce or eliminate any value to be received by shareholders.

Our existing sources of liquidity and collateral may be insufficient or unavailable to fund our expected future liquidity needs and we are required to raise new sources of equity capital, liquidity and collateral, which sources, if available, will be on less advantageous terms than our historical sources.

         Based on our known sources and uses of liquidity, our liquidity position is very tight over the near term. As a result of the losses in the second quarter of 2006, we have either completely drawn down or terminated certain of our liquidity facilities, including for example the Stingray facility and our bank credit facility. Without new sources of capital, we face the risk of running out of liquidity in the second quarter of 2007. No assurances can be given that we will be successful in obtaining new sources of capital and if not successful and we are not otherwise able to consummate the Transaction by the end of the second quarter of 2007, we will face a default on our obligations to fund our collateral and to meet our capital needs. If our shareholders approve the Transaction at the Extraordinary General meeting of Shareholders to be held at March 2, 2007, Cerberus has agreed to provide us a term loan facility in an amount of $100.0 million. Definitive documentation for this term loan is currently being negotiated. However, we can give no assurance that we will be able to successfully enter this term loan facility or satisfy all of the conditions to borrowing thereunder.

Our ability to pay dividends depends on our subsidiaries' ability to distribute funds to us.

         We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on our ordinary shares, our non-cumulative perpetual preferred shares, and to pay debt service on any of our indebtedness, depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of inter-company loans or service fees. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions applicable to insurance companies generally that limit the amount of dividends, loans and advances and other payments to affiliates. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary's policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval. We have also agreed with HSBC not to declare any dividends for a two year period, other than on currently outstanding preferred securities, unless Scottish Annuity & Life Insurance Company (Cayman) Ltd. receives an insurer financial strength rating of at least "A-" by Standard & Poor's Rating Services and "A3" by Moody's Investor Service. In addition, pursuant to the terms of the Securities Purchase Agreement, we have agreed not to declare any dividends, other than on currently outstanding preferred securities, until the completion of the Transaction or the termination of the Securities Purchase Agreement.

The issuance of the Convertible Shares will significantly dilute the interests of our existing shareholders.

         As of December 31, 2006, we had 60,554,104 ordinary shares outstanding and obligations to issue an additional 12,442,021 ordinary shares upon the exercise of outstanding options, warrants and other securities exercisable or convertible into our ordinary shares. Upon the completion of the Transaction, the Investors will hold approximately 68.7% of our outstanding voting securities (subject to certain adjustments, if any). As a result, our pro forma fully converted book value per share as of December 31, 2006, after giving effect to the Transaction and the payment of related transaction costs, would decrease from $15.78 per share to $7.68 per share. The Investors will also have priority over the holders of our ordinary shares with respect to the distribution of our assets in the event of our liquidation, dissolution or winding up, and will receive consideration per share potentially in excess of that received by holders of our ordinary shares in the event of a change of control.

         In addition, pursuant to the terms of the Securities Purchase Agreement, after the consummation of the Transaction, we will indemnify the Investors for any breaches of representations, warranties and covenants, for uncollectability of certain reinsurance recoverables and for adverse mortality in our ING business, subject in each case to certain limitations. Other than indemnification with respect to the Investors' out-of-pocket costs, our indemnification obligations will be satisfied not through a cash payment but rather through adjustment of the conversion ratio of the Convertible Shares. Therefore, to the extent that we are required to indemnify the Investors pursuant to the terms of the Securities Purchase Agreement, the holdings of our existing shareholders will be further diluted.

Upon the consummation of the Transaction, the Investors will own a controlling block of our voting shares and will have the ability to appoint a majority of our directors.

         Upon the consummation of the Transaction, the Investors will hold securities representing approximately 68.7% of the voting power of all of our shareholders (subject to certain adjustments, if any) and will have the ability to appoint at closing more than a majority of our directors. As a result, the Investors (and their assignees) will have the ability to determine matters requiring shareholder approval, including without limitation, the election and removal of directors, and business combinations, changes of control and sales of all or substantially all of our assets. Pursuant to the terms of the Certificate of Designations, holders of Convertible Shares will also have the right to a separate class vote on a variety of change of control transactions and other key corporate transactions, including, for example, the incurrence of debt in excess of $10.0 million.

The market price for our ordinary shares has been and may continue to be highly volatile.

         The market price for our ordinary shares has fluctuated significantly, ranging between an intraday high of $25.49 per share in March 2006 to an intraday low of $2.95 per share on July 31, 2006. The overall market and the price of our ordinary shares may continue to be volatile. There may be a significant effect on the market price for our ordinary shares due to, among other things:

         o changes in investors' and analysts' perceptions of the risks and conditions of our business,

         o changes in investors' and analysts' perception of the likelihood of us consummating the Transaction,

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

         Our success substantially depends upon our ability to attract and retain qualified employees and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of Paul Goldean, our President and Chief Executive Officer; David Howell, the Chief Executive Officer of our Life Reinsurance International Segment; Hugh McCormick, our Executive Vice President of Corporate Development; Dean Miller, our Chief Financial Officer; and Clifford Wagner, the Chief Executive Officer of our Life Reinsurance North America Segment. Each of the foregoing members of senior management has an employment agreement and we maintain a $2,500,000 key man life insurance policy for Mr. Wagner. The loss of the services of members of our senior management, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could harm our financial performance.

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

         The life reinsurance industry is highly competitive, and we encounter significant competition from other reinsurance companies, as well as competition from other providers of financial services. Competition in the reinsurance business is based on price, financial strength ratings, reputation, experience, relationships and service. Many of our competitors are significantly larger, have greater financial resources and have longer operating histories than we do. Competition from other reinsurers could adversely affect our competitive position. We consider our major competitors in the United States to include Swiss Re, Reinsurance Group of America Inc., Munich American Reassurance Company, Generali USA Life Re, and Transamerica Reinsurance. In other markets outside the United States, our competitors include Swiss Re, Reinsurance Group of America, Hannover Re, Scor and XL Capital Ltd.

Our life reinsurance contracts and variable life insurance policies expose us to mortality risk which could negatively affect our net income.

         Mortality risk is the risk that death claims may differ from the amount we assumed in pricing our reinsurance contracts and our variable life insurance policies. Mortality experience that is less favorable than the mortality rates that we assumed will negatively affect our net income. For example, in the fourth quarter of 2006, we experienced higher than expected mortality, which negatively affected our net income.

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

         In addition, our investment portfolio includes mortgage-backed securities, known as MBSs, and collateralized mortgage obligations, known as CMOs. As of December 31, 2006, MBSs and CMOs constituted approximately 19.2% of our invested assets. As with other fixed income investments, the fair value of these securities will fluctuate depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current market rates.

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

         Our current and projected ratings will make new business growth very challenging for the next several years. To the extent that we do not regain adequate ratings, our new business volumes may be substantially less than in prior years. Also, to the extent that consolidation of the domestic life reinsurance industry leads to an improved pricing environment for reinsurers, such pricing increases may be offset by larger retentions and the amount of risk our clients retain. While international markets in Europe and Asia may offer better long-term prospects for growth, the timing of the growth is uncertain and is not likely to offset any slow-down in the domestic life reinsurance industry.

In certain reinsurance contracts we do not maintain control of the invested assets, which may limit our ability to control investment risks on these assets and may expose us to credit risk of the ceding company.

         As part of our business we enter into reinsurance agreements on a modified coinsurance and funds withheld coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2006, $1.9 billion of assets were held by ceding companies under such agreements and were recorded under "funds withheld at interest" on our balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company's other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer. In certain other reinsurance arrangements, we may place assets in a trust in order to provide the ceding company with credit for reinsurance on its financial statements. Although we generally have the right to direct the investment of assets in these trusts, in the event of the insolvency of the ceding company, its receiver may attempt to take control of those assets.

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

         A prolonged general economic downturn or poor performance of the equity and other capital markets could lower the demand for many annuity and life insurance products. Because we obtain substantially all of our revenues through reinsurance arrangements that cover a portfolio of life insurance products, as well as annuities, our business would be harmed if the demand for annuities or life insurance decreased. Policyholder withdrawals or recaptures of reinsurance treaties could force us to sell investments at a loss and take a larger than anticipated charge for amortization of deferred acquisition costs.

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

Our Life Reinsurance International Segment subjects us to regulatory, foreign currency and other risks which may affect our business.

         In 2006, approximately 7% of our earned premiums came from our Life Reinsurance International Segment. Our Life Reinsurance International Segment subjects us to various risks. In addition to the regulatory and foreign currency risks we identify later in this section, these risks include:

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

Our insurance subsidiaries are highly regulated and changes in these regulations could harm our business.

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

         o limit the amount of dividends, tax distributions, inter-company loans and other payments our insurance subsidiaries can make without prior regulatory approval;

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

         At the Extraordinary General Meeting of Shareholders to be held on March 2, 2007, our shareholders will be asked, among other things, to vote upon a proposal to amend our articles of association to permit the Investors to hold more than 10% of our outstanding ordinary shares. As a result, the Cypress Entities would become subject to the 10% limitation. These amendments would not be effective until the completion of the Transaction.

Our articles of association make it difficult to replace directors and to effect a change of control.

         Our articles of association contain certain provisions that make it more difficult for our shareholders to replace directors even if the shareholders consider it beneficial to do so. In addition, these provisions may make more difficult the acquisition of control of us by means of a tender offer, open market purchase, a proxy fight or otherwise, including by reason of the limitation on transfers of ordinary shares and voting rights described above. While these provisions are designed to encourage persons seeking to acquire control to negotiate with our Board of Directors, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control and may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover.

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

         The Cypress Entities currently own approximately 15.4% of our outstanding ordinary shares. Pursuant to a shareholders' agreement, as long as the Cypress Entities continue to hold the lesser of (i) 9.9% or more of the voting power of our voting securities on an as-converted basis or (ii) 35% or more of the securities purchased on an as-converted basis, the Cypress Entities have the non-assignable right to appoint one director and one non-voting observer to our Board of Directors. The Cypress Entities' share ownership and ability to nominate persons for election to the Board of Directors might provide the Cypress Entities with significant influence over potential change in control transactions.

         Upon the completion of the Transaction, the Investors will initially hold securities representing approximately 68.7% of the voting power of all of our shareholders (subject to certain adjustments, if any). In addition, pursuant to the terms of a Registration Rights and Shareholders Agreement that we will enter into with the Investors upon the closing of the Transaction, the Investors will have the right to designate for election to the board the number of individuals equal to two-thirds of the authorized number of directors of the board, rounded up to the nearest whole even number. In addition, for so long as the Cypress Entities beneficially own at least 2.5% of the outstanding ordinary shares, the Cypress Entities will be entitled to nominate one individual for election to the board. The Investors' share ownership and ability to nominate a majority of persons for election to the Board of Directors would provide the Investors with significant control over change in control transactions.

Applicable insurance laws make it difficult to effect a change of control.

         Under applicable Delaware insurance laws and regulations, no person may acquire control of us, Scottish Re (U.S.), Inc. or Scottish Re Life Corporation, our Delaware insurance subsidiaries, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware's insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner. In addition, because of our ownership of Orkney Re, Inc., our South Carolina special purpose reinsurance captive, any person acquiring control of Orkney Re, Inc., directly or indirectly through acquiring control of us, would be required to obtain approvals from the South Carolina Director of Insurance.

         In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of us, Scottish Re (U.S.), Inc. or Scottish Re Life Corporation may require prior notification in the states that have pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including transactions that some or all of our shareholders might consider to be desirable.

         Any change in control of Scottish Re Limited would need the approval of the U.K. Financial Services Authority, which is the body responsible for the regulation and supervision of the U.K. insurance and reinsurance industry.

It may be difficult to sue or enforce judgments against us in the United States.

         We are a holding company organized under the laws of the Cayman Islands with its principal executive office in Bermuda. Certain of our directors and officers are residents of various jurisdictions outside the United States. All or a substantial portion of our assets and those of such directors and officers, at any one time, are or may be located in jurisdictions outside the United States. Although we have irrevocably agreed that we may be served with process in New York, New York with respect to actions arising out of or in connection with violations of United States Federal securities laws relating to offers and sales of ordinary shares made hereby, it could be difficult to effect service of process within the United States on our directors and officers who reside outside the United States or to recover against us or such directors and officers on judgments of United States courts predicated upon the civil liability provisions of the United States federal securities laws.

Limited trading volume of our ordinary shares may contribute to its price volatility.

         Our ordinary shares are traded on the New York Stock Exchange. During the twelve months ended December 31, 2006, the average daily trading volume for our ordinary shares as reported by the NYSE was 1,229,419 ordinary shares.


                            Risks Related to Taxation

If we or any of our non-U.S. subsidiaries is determined to be conducting business in the United States, we could be liable for U.S. federal income taxes which could negatively affect our net income.

         We are a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. If we or our non-U.S. subsidiaries were characterized as engaged in a trade or business in the

United States such company would be subject to U.S. federal income and additional branch profit taxes on the portion of its earnings that are effectively connected to such U.S. business. We and our non-U.S. subsidiaries intend to conduct substantially all of our operations outside of the United States and limit our U.S. contacts, so that none of these companies should be characterized as engaged in a U.S. trade or business. However, because there are not definitive standards provided by the Code, regulations or court decisions, there is considerable uncertainty as to which activities constitute being engaged in the conduct of a trade or business within the United States and as the determination as to whether a non-U.S. corporation is engaged in the conduct of a trade or business in the United States is essentially factual in nature, the United States Internal Revenue Service, or the IRS, could contend that we and/or one or more of our non-U.S. subsidiaries, is engaged in a trade or business in the United States for U.S. federal income tax purposes. The highest marginal federal income tax rates currently are 35% for a corporation's income that is effectively connected with a U.S. trade or business and 30% for the "branch profits" tax.

Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.

         If you are a U.S. 10% holder of a non-U.S. corporation that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC's taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC's "subpart F income," even if the subpart F income is not distributed. For purposes of this discussion, the term "U.S. 10% holder" includes only U.S. Persons (as defined below) who, directly or indirectly through non-U.S. entities (or through the application of certain "constructive" ownership rules, which we refer to as constructively), own 10% or more of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation. In general, a non-U.S. corporation is treated as a CFC if U.S. 10% holders collectively own (directly, indirectly through non-U.S. entities or constructively) more than 50% of the total combined voting power of all classes of voting stock of that corporation or the total value of all stock of that corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company if U.S. 10% holders collectively own (directly, indirectly through non-U.S. entities or constructively) more than 25% of the total combined voting power.

         At the present time, our largest aggregate shareholder, the Cypress Entities, owns collectively approximately 13.7% of our ordinary shares and it is anticipated that MassMutual Capital will own approximately 34% and Cerberus will own approximately 34% of the voting power of all of our shareholders, if, as is expected, our Convertible Shares are issued. In order to lessen the risk that our direct or indirect shareholders could be required to include our subpart F income in their U.S federal gross income, our articles of association currently prohibit the ownership by any person of shares that would equal or exceed 10% (the "10% Limit") (or in the case of the Cypress Entities that would exceed 24.9%) of any class of the issued and outstanding Scottish Re shares and provide a "voting cutback" that would, in certain circumstances, reduce the voting power with respect to Scottish Re shares to the extent necessary to prevent the Cypress Entities from owning more than 24.9% of the voting power of Scottish Re, and any other person owning more than 9.9% of the voting power of Scottish Re (the "Second 10% Limit). If, as is expected to be the case, our Convertible Shares are issued our articles of association will be amended to exclude MassMutual Capital and Cerberus from the 10% Limit and Second 10% Limit and to subject the Cypress Entities to the 10% Limit and Second 10% Limit. We believe, although not free from doubt, based upon information made available to us regarding our existing shareholder base, that because of the dispersion of our share ownership (other than with respect to the Cypress Entities, and if our Convertible Shares are issued, MassMutual Capital and Cerberus) and the provisions of our articles of association restricting the transfer, issuance and voting power of our shares that no U.S. Person (other than certain potential U.S. affiliates of the Cypress Entities, and if our Convertible Shares are issued, MassMutual Capital and certain potential U.S. affiliates of Cerberus) should be a U.S. 10% holder of Scottish Re; however, we cannot be certain of this result because of factual and legal uncertainties. In addition, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person will not be characterized as a U.S. 10% holder.

         If one or more U.S. Persons owning (directly, indirectly through non-U.S. entities or constructively) 10% or more of our voting stock were to acquire separately or in the aggregate 25% of the voting power or value of our stock, our non-U.S. insurance subsidiaries would be treated as CFCs. If the Convertible Shares are issued, MassMutual Capital (a U.S. Person) will own (directly, indirectly through non-U.S. entities or constructively) more than 25% (but less than 50%) of our voting stock and each of our non-U.S. insurance subsidiaries should be characterized as a CFC. Scottish Re and its other (non-insurance) non-U.S. subsidiaries would be characterized as CFCs if U.S. Persons were to acquire more than 50% of the voting power or value of our shares. In either case, any U.S. 10% holder would be required to include in its gross income for U.S. federal income tax purposes its pro-rata share of the subpart F income of each of those entities characterized as a CFC.

U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of our non-U.S. insurance subsidiaries related person insurance income.

         If U.S. Persons (as defined below) (directly, indirectly through non-U.S. entities or constructively) own collectively (by voting power or value) 25% or more of our shares (as is expected to be the case), then any U.S. Person who (directly or indirectly through non-U.S. entities) owns any of our shares on the last day of any taxable year would be required to include its pro-rata share of the related person insurance income ("RPII") of one or more of our non-U.S. insurance subsidiaries or special purpose vehicles (i.e., Orkney Re II plc or Ballantyne Re plc) in its ordinary gross income for U.S. federal income tax purposes, determined as described below unless one of the RPII exceptions described in the next paragraph is applicable.

         The RPII rules will not apply, however, and the income inclusion described above will not be required with respect to RPII earned by any of our non-U.S. insurance subsidiaries or special purpose vehicles for any taxable year, if either (i) direct or indirect insureds, and persons related to such insureds, do not own (directly or indirectly through U.S. or non-U.S. entities), 20% or more of the voting power or value of the stock of such non-U.S. insurance subsidiary or special purpose vehicle (the "20% RPII Ownership Exception") or
(ii) the RPII of such non-U.S. insurance subsidiary or special purpose vehicle, determined on a gross basis, does not equal or exceed 20% of its gross insurance income in any taxable year (the "20% RPII Gross Income Exception"). Qualification for these exceptions is determined on an entity-by-entity basis. In addition, the RPII rules do not apply to any RPII earned by Scottish Annuity and Life International Insurance Company (Bermuda) Ltd. and Scottish Re Life (Bermuda) Limited, which have each elected to be taxed as U.S. corporations.

         We believe that, prior to the issuance of the Convertible Shares, and if they are not issued, our non-U.S. insurance subsidiaries and our special purpose vehicles should satisfy the 20% RPII Ownership Exception and the 20% RPII Gross Income Exception. However, if the Convertible Shares are issued, then because risks underwritten by affiliates of MassMutual Capital are indirectly reinsured by our non-U.S. insurance subsidiaries and special purpose vehicles, immediately following the issuance of the Convertible Shares our non-U.S. insurance subsidiaries will not meet the 20% RPII Ownership Exception and it is likely that one or more of our special purpose vehicles will not meet the 20% RPII Ownership Exception. If, in a year in which it failed to meet the 20% RPII Ownership Exception, any of our non-U.S. insurance subsidiaries or special purpose vehicles also failed to meet the 20% RPII Gross Income Exception, then U.S. Persons owning (directly or indirectly through non-U.S. entities) our shares would be subject to the RPII income inclusion rules, and could be required to include RPII in their U.S. federal gross income as described below.

         RPII is, generally, underwriting premium (and related investment income) of a non-U.S. insurance company that is attributable to the insurance or reinsurance of policies under which the direct or indirect insureds are (i) U.S. Persons that (directly or indirectly through non-U.S. entities) own any shares of such non-U.S. insurance company or (ii) persons that are in control of, controlled by or under common control with U.S. Persons that (directly or indirectly through non-U.S. entities) own the non-U.S. insurance company (such as MassMutual Capital's affiliates if the Convertible Shares are issued).

         Although no assurances can be given, we believe that if the Convertible Shares are issued, our non-U.S. insurance subsidiaries and our special purpose vehicles should qualify for the 20% RPII Gross Income Exception immediately following the issuance of the Convertible Shares, provided we do not generate substantial additional RPII with respect to our shareholders other than MassMutual Capital in 2007. Additionally, we believe that our non-U.S. insurance subsidiaries and our special purpose vehicles should qualify for that exception in the future, provided we effectively manage the gross amount of RPII generated with respect to our shareholders.

         Under the securities purchase agreement that we entered into with MassMutual Capital and Cerberus, during the period beginning on November 26, 2006 and ending on the date of issuance of the Convertible

Shares, we and MassMutual Capital and Cerberus have agreed to cooperate and use commercially reasonable efforts to take such actions as may be appropriate to reduce the anticipated amount of RPII that may be realized by any of our non-U.S. insurance subsidiaries in the tax year beginning January 1, 2007 in a manner that is reasonably acceptable to us and to each Investor. In addition, the MassMutual Capital and Cerberus have indicated to us that they do not intend to cause the gross RPII of any of our non-U.S. insurance subsidiaries or special purpose vehicles to equal or exceed 20% of each such company's gross insurance income in any tax year. There can be no assurance, however, that this exception will be met. Avoidance of the RPII income inclusion rules depends upon numerous factors, including the identity of persons directly or indirectly insured by our non-U.S. insurance subsidiaries and special purpose vehicles, that are not solely within our control.

         If, for any taxable year, (i) one or more of our non-U.S. insurance subsidiaries or special purpose vehicles meet the 25% ownership threshold described above (as is expected to be the case) and fail to meet the 20% RPII Ownership Exception (as is expected to be the case if the Convertible Shares are issued) and (ii) do not qualify for the 20% RPII Gross Income Exception described above, each U.S. Person who (directly or indirectly through non-U.S. entities) owned our shares on the last day of such taxable year would be required to include RPII in their U.S. federal gross income (regardless of whether such income is distributed), which may materially adversely affect an investment in our shares. The amount of RPII includable in gross income for U.S. federal income tax purposes by each such U.S. Person would equal the U.S. Person's pro-rata share of the relevant entity's RPII, determined as if such RPII were distributed proportionately only to U.S. Persons that are holders of shares (directly or indirectly through non-U.S. entities) on that date (taking into account any differences existing with respect to the distribution rights applicable to different classes of shares). The amount includible in gross income would be limited by each such U.S. Person's share of the non-U.S. insurance subsidiary's or special purpose vehicle's earnings and profits for the tax year, as reduced by the U.S. Person's share, if any, of certain prior-year deficits in earnings and profits. Such amount would be taxable at ordinary income rates. Moreover, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income.

         If a U.S. Person were to own more than 50% of our shares (either directly or indirectly), our insurance subsidiaries would be treated as controlled by the U.S. Person for purposes of the RPII rules, and the reinsurance of their business by our non-U.S. insurance subsidiaries or special purpose vehicles would generate RPII. In that event, the 20% RPII Gross Income Exception would not be met by any of our non-U.S. insurance subsidiaries or special purpose vehicles (as their business is currently conducted). Our Articles of Association do not and will not prohibit any person from acquiring more than 50% of our shares (directly or indirectly through non-U.S. entities). MassMutual Capital and Cerberus have indicated to us that they have no present intention of taking any action that would reasonably be expected to result in the ownership of more than 50% of our shares by a U.S. Person (either directly or indirectly through non-U.S. entities). There can be no assurance, however, that this will not occur and that U.S. Persons owning our shares (directly or indirectly through non-U.S. entities) will not have RPII income inclusions.

         For these purposes "U.S. Person" means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or under the laws of any State thereof (including the District of Columbia), (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing. If a partnership owns any of our shares, the application of the RPII rules to any of its partners will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership that owns our shares, you should consult your tax advisor.

         The RPII provisions have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of

RPII by the IRS, the courts or otherwise, might have retroactive effect. The RPII provisions include the grant of authority to the Treasury Department to prescribe "such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise." Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain. In addition, we cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Shareholders are advised to consult with their tax advisors regarding the application of these provisions.

U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains if any.

         Under section 1248 of the Internal Revenue Code, any gain from the sale or exchange of the shares in a non-U.S. corporation by a U.S. Person, which was a U.S. 10% holder at any time during the five-year period ending on the date of disposition when the corporation was a CFC, may be treated as a dividend to the extent of the CFC's earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares (with certain adjustments). We believe, although not free from doubt, based upon information made available to us regarding our existing shareholder base, the dispersion of our share ownership (other than with respect to the Cypress Entities, and if our Convertible Shares are issued, MassMutual Capital and Cerberus) and the provisions of our articles of association restricting transfer, issuance and voting power of our shares that no U.S. Person (other than certain potential U.S. affiliates of the Cypress Entities, and if our Convertible Shares are issued, MassMutual Capital and certain potential U.S. affiliates of Cerberus) should be characterized a U.S. 10% holder of Scottish Re and/or its non-U.S. subsidiaries, although we cannot be certain of the preceding result because of factual and legal uncertainties. To the extent it is the case that we have no U.S. 10% holders (other than certain potential U.S. affiliates of the Cypress Entities, and if our Convertible Shares are issued, MassMutual Capital and certain potential U.S. affiliates of Cerberus), the application of Code section 1248 under the regular CFC rules should not apply to dispositions of our ordinary shares (other than possibly to certain potential U.S. affiliates of the Cypress Entities, and if our Convertible Shares are issued, MassMutual Capital and certain potential U.S. affiliates of Cerberus). It is possible, however, that the IRS could challenge the effectiveness of these provisions and that a court could sustain such a challenge.

         Internal Revenue Code section 1248 also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a U.S. 10% holder or whether the 20% RPII gross income exception or the 20% RPII ownership exceptions are met. Existing proposed regulations do not address whether Internal Revenue Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. We believe, however, that this application of Code section 1248 under the RPII rules should not apply to dispositions of our shares because we will not be directly engaged in the insurance business. We cannot be certain, however, that the IRS will not interpret the proposed regulations in a contrary manner or that the U.S. Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of our shares.

U.S. tax-exempt organizations that own our shares may recognize unrelated business taxable income.

         A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S tax-exempt organization if either we are a controlled foreign corporation and the tax-exempt shareholder is a U.S. 10% holder or there is RPII and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated our insurance income, potential U.S. tax-exempt investors are advised to consult their own tax advisors.

U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if we are considered to be a passive foreign investment company.

         If we are considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares will be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case an investment in our shares could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning ordinary shares, such individual's heirs or estate would not be entitled to a "step-up" in the basis of the ordinary shares which might otherwise be available under U.S. federal income tax laws.

         In general, a non-U.S. corporation is a PFIC for a taxable year if 75% or more of its income constitutes passive income or 50% or more of its assets produce passive income. Passive income generally includes interest, dividends and other investment income. Passive income does not, however, include income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC provisions also contain a look-through rule under which a foreign corporation shall be treated as if it "received directly its proportionate share of the income" and as if it "held its proportionate share of the assets" of any other corporation in which it owns at least 25% of the value of the stock.

         We believe for purposes of the PFIC rules, that each of our U.S., Bermuda, Irish, U.K. and Guernsey insurance subsidiaries should be characterized as predominantly engaged in an active insurance business and is unlikely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, the income and assets of these companies should be treated as active. Further, we expect that the active income and assets of these companies should comprise more than 25% of our gross income and more than 50% of our assets for 2007 and we expect this should be the case for the foreseeable future. As a result, we believe that we are not, have not been, and currently do not expect to become, a PFIC for U.S. federal income tax purposes. We cannot assure you, however, that we will not be deemed a PFIC by the IRS. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.

Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.

         Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections that may have a material adverse impact on us or our shareholders or require us to restructure certain of our business operations in the future. In addition, it is possible that similar legislative proposals could be introduced and enacted by the current Congress or future Congresses that could have an adverse impact on us, or our shareholders.

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

         The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD's report dated April 18, 2002, and updated as of June 2004 and September 2006, Bermuda and the Cayman Islands were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.

Impact of adoption of FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

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

         FIN 48 will be effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns that will have effect in the financial statements, the adoption of FIN 48 may have a significant impact on our consolidated financial statements.

Issuance of the Convertible Shares will limit our ability to use our net operating loss carry forwards.

         As of December 31, 2006, we had estimated net operating loss carry forwards, or NOLs, of approximately $817.3 million of which $695.9 million is attributable to the U.S. $93.0 is attributable to Ireland, $25.4 million is attributable to the U.K. and $3.0 million is attributable to Singapore. The U.K., Singapore and Irish net operating losses have an unlimited carry forward period. The U.S. NOLs may be used to offset future taxable income and thereby reduce our U.S. federal income taxes otherwise payable. Section 382 of the Code, imposes an annual limit on the ability of a corporation that undergoes an "ownership change" to use its NOLs to reduce its tax liability. The issuance of the Convertible Shares will cause us to undergo an ownership change. In which event, we would not be able to use our pre-ownership-change NOLs in excess of the limitation imposed by section 382 of the Code. The Code section 382 NOL limitation following the issuance of the Convertible Shares is calculated by multiplying our value as of the date of the issuance by the federal long term tax exempt rate (currently 4.18%). This may result in a substantial increase in the amount of U.S. federal income tax payable by our U.S. consolidated life insurance subsidiary group. This would also result in the write-down of our associated gross deferred tax asset for GAAP purposes. However, we have already provided a full valuation allowance against the related gross deferred tax asset therefore such a write-down would not materially impact the net balance carried on the balance sheet.

Item 1B:    UNRESOLVED STAFF COMMENTS

         None.

Item 2:     PROPERTIES

         We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located, and in Dublin, Ireland; George Town, Grand Cayman; Singapore; Dubai; Japan; Denver, Colorado; Charlotte, North Carolina; London, United Kingdom and Windsor, United Kingdom. Our life reinsurance business operates out of the Bermuda, Charlotte, Denver, Dublin, Singapore, Dubai, Japan, London and Windsor offices while our wealth management business operates out of the Grand Cayman office.

         The Cayman lease is month to month, the Japan lease expires in 2007, the Dublin, Dubai and Singapore leases expire in 2008, the Denver lease expires in 2009 with an option to lease office space for an additional five years, the Bermuda lease expires in 2011 and the London and Charlotte leases expire in 2016. The Windsor lease expires in 2023 but there is an option to break the lease in 2013. Certain of the offices have lease renewal options for terms ranging from 1 to 5 years.

Item 3:     LEGAL PROCEEDINGS

         On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. We contest the allegations that have been asserted and plan to vigorously defend our interests in the action.

         In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against our directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleges, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserts claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. Our motion is currently pending.


Item 4:     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         We did not submit any matter to the vote of shareholders during the fourth quarter of 2006.

                                    PART II

Item 5: MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED SHAREHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market for the Ordinary Shares

         Our ordinary shares, par value $0.01 per share, have been traded on the New York Stock Exchange under the symbol "SCT". This table shows for the indicated periods the high and low intraday sales prices per share for our ordinary shares, as reported in Bloomberg, and dividend declared per share.

                                                                                                           Per Share
                                                                              High            Low          Dividend
                                                                            ---------      ---------      -----------
Year ended December 31, 2004
First Quarter........................................................       $   24.59      $   20.21      $    0.05
Second Quarter.......................................................           24.40          20.50           0.05
Third Quarter........................................................           23.79          19.59           0.05
Fourth Quarter.......................................................           26.15          20.90           0.05
Year ended December 31, 2005
First Quarter........................................................       $   26.00      $   22.01      $    0.05
Second Quarter.......................................................           24.48          21.68           0.05
Third Quarter........................................................           26.02          23.13           0.05
Fourth Quarter.......................................................           25.99          23.15           0.05
Year ended December 31, 2006
First Quarter........................................................       $   25.49      $   23.77      $    0.05
Second Quarter.......................................................           24.91          16.57           0.05
Third Quarter........................................................           16.75           2.95              -
Fourth Quarter.......................................................           11.67           5.15              -
Period Ended February 26, 2007
January 1, 2007 to February 26, 2007                                        $    5.45      $    3.36      $       -

         As of February 26, 2007, we had 33 record holders of our ordinary shares.

         We paid cash dividends of $0.10 per ordinary share in 2006 and $0.20 per ordinary share in each of 2005 and 2004.

         Except as provided herein, the declaration and payment of future dividends by us will be at the discretion of the Board of Directors and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions. In accordance with the amended forbearance agreement with HSBC, we are prohibited from declaring any cash dividend, exclusive of the non-cumulative perpetual preferred shares during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has an insurer financial strength rating of at least A- for Standard & Poor's and A3 for Moody's Investors Service. In addition, pursuant to the terms of the Securities Purchase Agreement, we have agreed not to declare any dividends, other than on currently outstanding preferred securities and other than with the consent of the Investors, until the completion of the Transaction or the termination of the Securities Purchase Agreement.

         As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that we operate in, including Bermuda, the United States, Ireland and the U.K. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Item 8, Note 14 to the Consolidated Financial Statements for further discussion.

         Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, "Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters".

Performance Graph

         The following graph compares the cumulative shareholder return on our ordinary shares with the Standard & Poor's 500 Stock Index, Standard & Poor's (Life/Health) Index. The indices are included for comparative purposes only, do not necessarily reflect management's opinion that such indices are an appropriate measure of relative performance of the Company's ordinary shares, and are not intended to forecast or be indicative of future performance of the ordinary shares. The comparison assumes $100 was invested as of November 24, 1998 (the date our ordinary shares began trading on a "when issued" basis) and the reinvestment of all dividends. The closing market price of the Company's ordinary shares on December 29, 2006 was $5.34 per share.

Comparison of Cumulative Shareholder Return

The following tables show total return to shareholders, including reinvestment of dividends:

                                                                      Annual Return Percentage
                                                                             Year Ended
                                                        ----------------------------------------------------
Company / Index                                         December   December   December   December   December
                                                        31, 2002   31, 2003   31, 2004   31, 2005   31, 2006
                                                        --------   --------   --------   --------   --------
Scottish Re Group Limited..............                  (8.77)     20.29      25.68      (4.43)    (78.24)
S&P 500 Index..........................                 (22.10)     28.67      10.84       4.92      15.83
S&P 500 Life & Health Insurance........                 (16.23)     27.06      22.06      22.56      16.55

                                                                        Indexed Returns
                                                                         Year Ended
                                            ---------------------------------------------------------------
                                              Base
Company/ Index                               Period
                                            December   December   December   December   December   December
                                            31, 2001   31, 2002   31, 2003   31, 2004   31, 2005   31, 2006
                                            --------   --------   --------   --------   --------   --------
Scottish Re Group Limited .............        100       91.23     109.74     137.92     131.81      28.68
S&P 500 Index..........................        100       77.90     100.23     111.10     116.57     135.02
S&P 500 Life & Health Insurance........        100       83.77     106.44     129.92     159.23     185.58

         The following graph is the comparison of cumulative five year total return of the Company's ordinary shares compared to the S&P 500 Index and the S&P 500 Life & Health Insurance Index:


                       [GRAPHIC OMITTED][GRAPHIC OMITTED]

Item 6:     SELECTED FINANCIAL DATA

         The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and "Management's Discussion and Analysis of Financial Condition and Results of Operations".

      (Expressed in Thousands of United States Dollars, except share data)

                                                  Year Ended     Year Ended    Year Ended     Year Ended     Year Ended
                                                   December       December      December       December       December
                                                   31, 2006       31, 2005      31, 2004       31, 2003       31, 2002
                                                ------------   ------------   -----------    -----------    -----------
Income Statement data: (1)
   Total revenues..........................     $  2,451,500   $  2,297,329   $   814,387    $   556,045    $   306,212
   Total benefits and expenses.............        2,598,990      2,183,705       758,936        518,299        274,871
   Income (loss) before income taxes and
     minority interest.....................         (147,490)       113,624        55,451         37,746         31,341
   Income (loss) from continuing operations
     before cumulative effect of change in
     accounting principle..................         (366,714)       130,197        71,599         48,789         33,235
   Net income (loss) ......................         (366,714)       130,197        71,391         27,281         32,524
   Dividend declared on non-cumulative
     perpetual preferred shares............           (9,062)        (4,758)            -              -              -
   Imputed dividend on prepaid variable share
     forward contract......................             (881)             -             -              -              -
   Net income (loss) available to ordinary
     shareholders..........................     $   (376,657)  $    125,439   $    71,391    $    27,281    $    32,524

Per share data:(1)
   Basic earnings (loss) per share:
     Income (loss) from continuing operations
       before cumulative effect of change in
       accounting principle and discontinued
       operations (2)......................     $      (6.70)  $       2.86   $      2.00    $      1.59    $      1.32
     Cumulative effect of change in
       accounting principle................                -              -             -          (0.64)             -
     Discontinued operations...............                -              -         (0.01)         (0.06)         (0.03)
                                                -------------   ------------  ------------   ------------   ------------
     Net income (loss) available to ordinary
       shareholders........................     $      (6.70)  $       2.86   $      1.99    $      0.89    $      1.29
                                                =============  =============  ============   ============   ============

   Diluted earnings (loss) per share:
     Income (loss) from continuing operations
       before cumulative effect of change in
       accounting principle and discontinued
       operations (2)......................     $      (6.70)  $       2.64   $      1.91    $      1.51    $      1.25
     Cumulative effect of change in
       accounting principle................                -              -             -          (0.60)             -
     Discontinued operations...............                -              -         (0.01)         (0.06)         (0.02)
                                                -------------  -------------  ------------   ------------   ------------
     Net income (loss) available to ordinary
       shareholders........................     $      (6.70)  $       2.64   $      1.90    $      0.85    $      1.23
                                                =============  =============  ============   ============   ============

   Book value per share (3)................     $      15.39   $      21.48   $     21.60    $     18.73    $      18.24
   Market value per share..................     $       5.34   $      24.55   $     25.90    $     20.78    $      17.45
   Cash dividends per ordinary share.......     $       0.10   $       0.20   $      0.20    $      0.20    $       0.20
   Weighted average number of shares
     outstanding:
     Basic.................................       56,182,222     43,838,261    35,732,522     30,652,719      25,190,283
     Diluted...............................       56,182,222     47,531,116    37,508,292     32,228,001      26,505,612
Balance sheet data (at end of year): (1)
   Total fixed maturity investments........     $  8,065,524   $  5,292,595   $ 3,392,463    $ 2,014,719    $  1,003,946
   Total assets............................       13,436,072     12,116,303     8,952,237      6,053,517       3,291,226
   Long-term debt..........................          129,500        244,500       244,500        162,500         132,500
   Total liabilities.......................       12,227,305     10,692,229     7,937,417      5,242,450       2,800,134
   Minority interest.......................            7,910          9,305         9,697          9,295               -
   Mezzanine equity........................          143,665        143,057       142,449        141,928               -
   Total shareholders' equity..............     $  1,057,192   $  1,271,712   $   862,674    $   659,844    $    491,092
Actual number of ordinary shares outstanding      60,554,104     53,391,939    39,931,145     35,228,411      26,927,456
---------------

(1) Scottish Re Holdings Limited was acquired on December 31, 2001 and is included in balance sheet data for 2002-2006 and income statement data for years 2002-2006.

     Scottish Re Life Corporation was acquired on December 22, 2003 and is included in balance sheet data and income statement data for years 2003-2006. Consolidated statement of income data for the year ended December 31, 2003 includes net income of $1.2 million in respect of Scottish Re Life Corporation.

     The ING individual life reinsurance business was acquired on December 31, 2004 and is included in balance sheet data for years 2004-2006 and income statement data for years 2005 and 2006.

(2) Reflects reduction for dividends declared on non-cumulative perpetual preferred shares.

(3) Book value per share is calculated as shareholders' equity divided by the number of ordinary shares outstanding.

Item 7: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion highlights significant factors influencing our consolidated financial position and our results of operations. It should be read in conjunction with the summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Item 15 contained herein. In addition, you should read our discussion of "Critical Accounting Policies" beginning on page 49 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.

         The most important factors we monitor to evaluate our financial condition and performance includes:

         o Operations: premiums, changes in the number of treaties and life insurance in-force, investment results, claim frequency and severity trends, claims and benefit ratio and acquisition and expense ratios and operating earnings per share;

         o Investments: credit quality/experience, stability of long-term returns, cash flows and asset and liability duration; and

         o Financial condition: our financial strength ratings, financial leverage, liquidity and growth in return on equity and book value per share.

Revenues, expenses and other factors affecting profitability

Revenues

         We derive revenue primarily from premiums from reinsurance assumed on life business from existing treaties and from premiums on new treaties, investment income, realized gains and losses from our investment portfolio and fees from our financial solutions and wealth management businesses.

         Our primary business is life reinsurance, which involves reinsuring life insurance policies, with premiums earned typically over a period of 10 to 30 years. Each year, however, a portion of the business under existing treaties terminates due to, among other things, lapses or surrenders of underlying policies, deaths of policyholders occasionally and the exercise of recapture options by ceding companies.

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

         Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements or coinsurance funds withheld agreements. Under GAAP, because our fixed income investments are held as available for sale, these securities are carried at fair value, and unrealized appreciation/depreciation on these securities is not included in investment income on our statements of income (loss), but is included in comprehensive income as a separate component of shareholders' equity. Realized gains and losses include gains and losses on investment securities that we sell during a period, write downs of securities deemed to be other than temporarily impaired and foreign currency exchange gains and losses.

Expenses

         We have six principal types of expenses: claims and policy benefits under our reinsurance contracts, interest credited to interest sensitive contract liabilities, acquisition costs and other insurance expenses, operating expenses, collateral finance facilities expense and interest expense.

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

         In connection with reinsurance of annuity and annuity-type products, we record a liability for interest sensitive contract liabilities, which represents the amount ultimately due to the policyholder. We credit interest to these contracts each period at the rates determined in the underlying contract, and the amount is reported as interest credited to interest sensitive contract liabilities on our consolidated statements of income (loss).

         A portion of the costs of acquiring new business, such as commissions, certain internal expenses related to our policy issuance and underwriting departments and other variable selling expenses are capitalized. The resulting deferred acquisition costs asset is amortized over future periods based on our expectations as to the emergence of future gross profits from the underlying contracts. These costs are dependent on the structure, size and type of business written. For certain products, we may retrospectively adjust our amortization when we revise our estimate of current or future gross profits to be realized. The effects of this adjustment are reflected in earnings in the period in which we revise our estimate. Acquisition costs also include letter of credit costs although this amount has decreased significantly in the past two years due to the collateral finance transactions we have completed for which the cost is included in collateral finance facility expense.

         Operating expenses consist of salary and salary related expenses, legal and professional fees, rent and office expenses, travel and entertainment expenses, directors' expenses, insurance and other similar expenses, except to the extent capitalized in deferred acquisition costs.

         Collateral finance facilities expense includes costs incurred on our Regulation XXX funding arrangements and other collateral finance facilities. See
Note 7 to the Consolidated Financial Statements for additional information.

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

         The following factors affect our profitability:

         o        the volume of business we write;

         o volume and amount of death claims incurred and lapse experience;

         o our ability to assess and price adequately for the risks we assume;

         o changes in our assessment of the realizability of deferred tax assets;

         o the mix of different types of business that we reinsure, because profits on some lines of business emerge later than on other lines;

         o our ability to manage our assets and liabilities to manage investment and liquidity risk; and

         o        our ability to control expenses.

         In addition, our profits can be affected by a number of factors that are not within our control. For example, movements in interest rates can affect the volume of business that we write, the income earned from our investments, the interest we credit on interest sensitive contracts, the level of surrender activity on contracts that we reinsure and the rate at which we amortize deferred acquisition costs. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality. In addition, while death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to significant fluctuation from quarter to quarter and year to year. Other factors include changes in regulation or tax laws which may affect the attractiveness of our products or the costs of doing business and changes in foreign currency exchange rates.

Critical Accounting Policies

         Given the nature of our business, our accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the assumptions and estimates underlying these accounting policies under different conditions or assumptions, the amounts reported in our financial statements could be materially different. Our accounting policies are described in Note 2 to the Consolidated Financial Statements. We believe our most critical accounting policies include the establishment of reserves for future policy benefits, the capitalization and amortization of deferred acquisition costs, the valuation of present value of in-force business, the valuation of investment impairments, estimates of premiums, the valuation of tax balances and the determination of whether we are the primary beneficiary of a variable interest entity.

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

         Occasionally, we experience processing backlogs and establish reserves for processing backlogs with a goal of clearing all backlogs as quickly as possible. There were no significant processing backlogs at December 31, 2006.

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

         Reinsurance premiums from traditional life policies and annuity policies with life contingencies are generally recognized as revenue when due from policyholders and are reported net of amounts retroceded. Traditional life policies include those contracts with fixed and guaranteed premiums and benefits, and consist principally of whole life and term insurance policies. For our traditional life reinsurance business, we estimate assumed premiums using actuarial model projections at the treaty level. Consistent with reinsurance industry practices, these models use the most recent policy level data available from our ceding companies and our estimate of new business for treaties still open to new business. The estimated premiums from the models are then compared to historical trends in reported assumed premiums by treaty and other information and adjusted if appropriate. Actual results could differ from these estimates. The adjustments in a given period have generally not been significant to the overall premiums or results of operations. However, in the second quarter of 2006, we made an adjustment to reduce premium accruals by approximately $8.0 million related to prior periods.

         Based on historical experience, the creditworthiness of ceding companies and our contractual right of offset, uncollectible assumed premium amounts have been infrequent and not material. Any provision for doubtful accounts would be recorded on a specific case-by-case basis.

         The development of policy reserves and amortization of deferred acquisition costs for our products requires management to make estimates and assumptions regarding mortality, lapse, expenses and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related reserve estimates.

         Present value of in-force business is established upon the acquisition of block of business and is amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the gross profits or revenues each year in relation to the total gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate. The determination of the initial value and the subsequent amortization require management to make estimates and assumptions regarding the future business results that could differ materially from actual results. Estimates and assumptions involved in the present value of in-force business and subsequent amortization are similar to those necessary in the establishment of reserves and amortization of deferred acquisition costs.

         Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities. All of our fixed maturity and preferred stock are classified as available-for-sale as defined in SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities". Available-for-sale securities are carried at fair value with the difference from amortized cost included in shareholders' equity as a component of accumulated other comprehensive income. The difference is net of related deferred acquisition costs and taxes. Fair values for fixed maturity securities are based on quoted market prices, where available. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing services.

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

         Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income
(loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

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

         Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, for all years presented we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves for future policy benefits, deferred acquisition costs, and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.

         Future quarterly tax amounts will continue to be dependent upon the relationship between pre-tax GAAP profits and statutory profits and will also be impacted by the size and timing of certain statutory related deferred tax liabilities. Moreover, management will continue to assess and determine the need for the amount of the valuation allowance in subsequent periods in accordance with the requirements of SFAS No. 109 or in accordance with FIN 48.

         In December 2003, the Financial Accounting Standards Board ("FASB") revised FASB Interpretation No. 46 and 46R, "Consolidation of Variable Interest Entities" ("FIN 46" and "FIN 46R"), which was originally issued in January 2003. FIN 46R addresses whether certain types of entities, referred to as variable interest entities ("VIEs"), should be consolidated in a company's financial statements. A company must consolidate a VIE in which it has an ownership, contractual or other financial interest if it is determined to be the primary beneficiary. A primary beneficiary has a variable interest that will absorb a majority of the expected losses if they occur, receive a majority of the entity's expected returns, or both. We are the primary beneficiary of certain of the collateral finance facilities discussed in Note 7 to the Consolidated Financial Statements and have consolidated the variable interest entities in accordance with FIN 46R. The Stingray Investor Trust, discussed in Note 7 to the Consolidated Financial Statements, is a variable interest entity but we are not considered to be the primary beneficiary of the Investor Trust. Accordingly, it is not consolidated in accordance with FIN 46R.

Consolidated results of operations

         Our results of operations for the year ended December 31, 2004 do not include the results of the acquisition of the ING individual life reinsurance business, which was completed on December 31, 2004. All amounts are reported in thousands of United States dollars, except per share amounts.

                                                             Year Ended            Year Ended            Year Ended
                                                         December 31, 2006     December 31, 2005     December 31, 2004
                                                         -----------------     -----------------     -----------------
Premiums earned, net................................      $      1,841,985      $    1,933,930       $      589,445
Investment income, net..............................               616,624             355,837              217,138
Fee income..........................................                14,493              12,316               11,547
Net realized gains (losses).........................               (27,405)              3,738               (8,304)
Change in value of embedded derivatives, net........                 5,803              (8,492)               4,561
                                                          ----------------      --------------        -------------

Total revenues......................................             2,451,500           2,297,329              814,387
                                                          ----------------      --------------        -------------

Claims and other policy benefits....................             1,591,472           1,442,505              425,965
Interest credited to interest sensitive contract
   liabilities......................................               172,967             132,968              106,525
Acquisition costs and other insurance expenses, net.               409,185             423,775              151,405
Operating expenses..................................               152,311             115,573               54,658
Goodwill impairment.................................                34,125                   -                    -
Collateral finance facilities expense...............               215,791              48,146                2,724
Interest expense....................................                23,139              20,738               13,016
Due diligence costs.................................                     -                   -                4,643
                                                          ----------------      --------------        -------------
Total benefits and expenses.........................             2,598,990           2,183,705              758,936
                                                          ----------------      --------------        -------------
Income (loss) before income taxes and minority interest           (147,490)            113,624               55,451
Income tax benefit (expense) .......................              (220,592)             16,434               16,679
                                                          ----------------      --------------        -------------
Income (loss) from continuing operations before
   minority interest................................              (368,082)            130,058               72,130
Minority interest...................................                 1,368                 139                 (531)
                                                          ----------------      --------------        -------------
Income (loss) before discontinued operations........              (366,714)            130,197               71,599
Loss from discontinued operations...................                     -                   -                 (208)
                                                          ----------------      --------------        -------------
Net income (loss)...................................              (366,714)            130,197               71,391
Dividend declared on non-cumulative perpetual
   preferred shares.................................                (9,062)             (4,758)                   -
Imputed dividend on prepaid variable share forward
   contract.........................................                  (881)                  -                    -
                                                          ----------------      --------------        -------------
Net income (loss) available to ordinary shareholders      $       (376,657)     $      125,439        $      71,391
                                                          ================      ==============        =============

Comparison of 2006 to 2005

Revenues

         Total revenues increased by 7% in 2006 to $2,451.5 million compared to $2,297.3 million in 2005. Net premiums earned decreased by 5% in 2006 to $1,842.0 million compared to $1,933.9 million in 2005. Net premiums for the year were adversely affected by our ratings downgrades, which negatively affected new business volume, increased retrocession costs and the adverse effect of certain adjustments in 2006 to revise previous estimates related to premium accrual estimates, estimates for external retrocession premiums due, experience refunds and cedant balance true-ups.

         The net realized loss in 2006 was $27.4 million compared to a net gain of $3.7 million in 2005. The majority of the realized losses related to the selling of investments in preparation of funding the Ballantyne Re transaction along with losses incurred from the rebalancing of an investment portfolio related to a specific annuity agreement.

         The change in value of the embedded derivatives arises from the application of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contracts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. The change in the value of embedded derivatives increased revenues by $5.8 million in 2006 compared to a decrease of $8.5 million in 2005. The primary reason for the increase was related to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold from the modified coinsurance arrangement in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

         Net investment income increased by 73% in 2006 to $616.6 million compared to $355.8 million in 2005. The increase in investment income is primarily due to the income on higher total investments from the new securitization structures, including Ballantyne Re, Orkney Re II and HSBC II, combined with higher interest rates.

Expenses

         Total benefits and expenses increased by 19% in 2006 to $2,599.0 million compared to $2,183.7 million in 2005. The increase was principally due to $167.6 million higher collateral finance facilities expense as a result of our Regulation XXX transactions completed in December 2005 and May 2006, reduced slightly by $11.7 million due to lower letter of credit costs, higher than expected mortality, adverse lapse experience and additional operating expenses due to increased headcount, severance, legal fees, directors' fees and other costs related to the sale of the company that could not be capitalized. In addition, based on a reassessment of the in-force and new business profits of the Life Reinsurance International Segment, goodwill of approximately $34.0 million was written-off and approximately $12.0 million of deferred acquisition costs were deemed unrecoverable.

         The loss before income taxes and minority interest was $147.5 million in 2006 compared to income before income taxes and minority interest of $113.6 million in 2005.

         Income tax expense in 2006 was $220.6 million compared to an income tax benefit of $16.4 million in 2005. The change in our effective tax rate in 2006 compared to 2005 is primarily related to a valuation allowance established on deferred tax assets during the year. The valuation allowances primarily resulted from the actual results of legal entity statutory income and movements in statutory reserves for the period combined with a reassessment of certain tax planning strategies.

         We generate deferred tax assets principally due to net operating losses, reserves and unrealized losses on investment securities. In accordance with SFAS No. 109, we must conclude whether the future realization of our deferred tax asset is "more likely than not". The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities within the carry forward period (which in the United States for life insurance companies is 15 years), projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income. Therefore, we must rely on tax planning strategies for support of the gross deferred tax asset.

         Prior to the second quarter of 2006, these tax planning strategies provided justification to support our deferred tax asset. The combination of the increased pressure on our existing tax planning strategies, the operating loss for the period, and the prospects of a ratings downgrade during the second quarter led management to conclude that it was no longer "more likely than not" that the full amount of the gross deferred tax asset could be realized. Accordingly, we established a valuation allowance of $112.4 million during the second quarter. During the third quarter we established an additional valuation allowance on deferred tax assets principally related to current period tax benefits not being recognized and an additional valuation allowance established on prior period deferred tax assets resulting from revised statutory and tax projections related to certain legal entities.

         Income tax expense in the fourth quarter of 2006 was $118.2 principally related to an approximate $91.0 million valuation allowance established on deferred tax assets. The valuation allowance resulted from a specific tax planning strategy no longer available to us. In this regard, we have a deferred tax asset resulting from reserves and a net operating loss associated with the Orkney I securitization. In accordance with SFAS No. 109, a portion of this gross deferred tax asset was historically supported by the reversal of deferred tax liabilities within the carry forward period and the remaining portion was supported by a tax planning strategy. The tax planning strategy involved our ability to request a change from the use of statutory accounting principles to GAAP in the filings with the South Carolina Department of Insurance. This change would have eliminated the gross deferred tax asset relating to reserves and the net operating loss. While the request would effectively put us back to the default method of accounting in South Carolina, it nevertheless required the approval of the South Carolina Department of Insurance. In prior periods, we concluded that this tax planning strategy was both prudent and feasible.

         During the second half of 2006, we formally requested the South Carolina Department of Insurance to approve such a change in our accounting basis. However, in February the South Carolina Department of Insurance indicated that our request for a change in accounting basis would not be granted. Accordingly, our tax planning strategy was determined to no longer be prudent and feasible and we established a valuation allowance of approximately $91.0 million in the fourth quarter of 2006.

         At December 31, 2006, we believe that it is more likely than not that the remaining gross deferred tax assets, net of the valuation allowance of $304.9 million, will reduce taxes payable in future years. At the end of the fourth quarter, the remaining gross deferred tax asset is supported by the reversal of deferred tax liabilities within the carry forward period and a tax planning strategy related to SFAS No. 115 and management's ability to retain certain securities with unrealized losses.

         Future quarterly tax amounts will continue to be dependent upon the relationship between pre-tax GAAP profits and statutory profits and will also be impacted by the size and timing of certain statutory related deferred tax liabilities. Moreover, management will continue to assess and determine the need for the amount of the valuation allowance in subsequent periods in accordance with the requirements of SFAS No. 109 and FIN 48.

Comparison of 2005 to 2004

Revenues

         Total revenues increased by 182% in 2005 to $2,297.3 million compared to 2004. The increase in premiums earned is primarily due to the acquisition of the ING business on December 31, 2004 and growth in the traditional solutions line of business in our Life Reinsurance North America Segment. The key drivers of the 2005 increase in investment income were the growth in our invested assets which arises from business growth and the ING acquisition, net proceeds of $120.4 million from our offering of 5,000,000 non-cumulative perpetual preferred shares in July 2005 and investment income earned on the invested assets from our Regulation XXX initiatives completed during the year.

         When analyzing the impact of net investment income on our results, it is important to understand that a portion of the investment income earned is credited to the policyholders of our fixed annuity products. The interest credited to policyholders is included in expenses. Annuity product interest rate margins represent the excess of the yield on earning assets over the average crediting rate.

         Net realized gains were $12.0 million higher in 2005 than 2004. Improvements in the credit markets in 2005 resulted in less write downs for other than temporary impairments of available for sale securities - $2.4 million in 2005 as compared to $9.9 million in 2004. We also realized a gain of $2.2 million in 2005 compared to a loss of $2.2 million for the same period in 2004, resulting from the mark to market adjustment of an interest rate swap. This derivative has not been designated as a hedge and, accordingly, changes in fair value are recorded in the determination of net income.

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

         Included in the 2005 tax benefit is a $2.5 million expense related to the write-off of a deferred tax asset related to state income taxes. The 2005 income tax benefit is in respect of certain of our U.S. taxable entities and our U.K. entities, offset by income tax expenses arising on our Irish entity and other U.S. entities.

         Net income increased by 82%, or $58.8 million, in 2005 compared to 2004 due to the reasons outlined above.

Segment Operating Results

Life Reinsurance North America

                                                               Year Ended          Year Ended           Year Ended
                                                           December 31, 2006    December 31, 2005    December 31, 2004
                                                        ----------------------  -----------------    -----------------
Revenues
Premiums earned, net...............................      $       1,719,239      $    1,814,875       $      466,927
Investment income, net.............................                584,359             341,539              206,009
Fee income.........................................                 11,491               9,233                7,867
Net realized gains (losses)........................                (19,043)              1,121               (7,974)
Change in value of embedded derivatives, net.......                  5,803              (8,492)               4,561
                                                         -----------------      --------------       --------------
   Total revenues..................................              2,301,849           2,158,276              677,390
                                                         -----------------      --------------       --------------
Benefits and expenses
Claims and other policy benefits...................              1,490,346           1,365,599              344,319
Interest credited to interest sensitive contract                   172,967             132,968              106,525
   liabilities.....................................
Acquisition costs and other insurance expenses, net                360,737             400,992              131,658
Operating expenses.................................                 58,133              48,849               18,408
Collateral finance facilities expense .............                205,210              43,113                2,724
Interest expense...................................                 11,613              10,823                4,605
                                                         -----------------      --------------       --------------
   Total benefits and expenses.....................              2,299,006           2,002,344              608,239
                                                         -----------------      --------------       --------------
Income before income taxes and minority interest...      $           2,843      $      155,932       $       69,151
                                                         =================      ==============       ==============


Comparison of 2006 to 2005

Revenues

         Premiums earned during 2006 decreased 5% to $1,719.2 million compared to $1,814.9 million in 2005. A portion of this decrease was due to a curtailment of a number of large treaties immediately following the ING acquisition that did not meet our risk management criteria and a shift in business mix from coinsurance to yearly renewable term life reinsurance. Also impacting premiums were adjustments in the second quarter of 2006 related to revisions of certain estimates. We recorded an adjustment to reduce premiums by approximately $4.0 million as a result of a revision of estimates relating to 2005. This adjustment related principally to the ING block and resulted from the unusual activity in premium levels post acquisition which made the use of historical trends less effective in estimating current period accruals. In addition, as a result of an initiative to improve the quality of our external retrocession data and related administration systems, we made a number of revisions to the estimates and underlying assumptions used in calculating our retrocession premiums. As a result, during the second quarter of 2006, we recorded an additional retrocession adjustment of approximately $13.0 million. In connection with our periodic internal review of the underlying performance of our treaties, we recorded a $16.5 million experience refund adjustment that reduced our third quarter of 2006 premiums. These experience refunds related to underlying profitability of specific assumed treaties, most notably within our ING block. Treaty provisions for these contracts permit our clients to participate in the overall profitability of the business, assuming certain financial measurement thresholds are met. In the fourth quarter of 2006, we recorded a $5.3 million collectability allowance pertaining to accruals for recoveries of retroceded premiums. Experience refunds on retroceded business were approximately $9.0 million favorable in 2006. These experience refunds are directly related to our underlying mortality experience. The above favorable amount partially offsets the adverse mortality experienced in 2006, as discussed below.

         Finally, premiums earned in 2006 were lower than in 2005 due to the termination of new business on certain treaties, an overall reduction in new business volume and a decrease in renewal premiums as a result of the rating downgrades in mid 2006. Traditional life reinsurance new business face amounts assumed was $56.0 billion in 2006 compared to $131.0 billion in 2005.

         Investment income for 2006 increased 71% to $584.4 million compared to $341.5 million for 2005. The increase was principally due to the growth in our average invested assets but also favorably impacted by an increase in interest rates. Our total invested assets have increased significantly because of growth in our Life Reinsurance North America Segment, including the closing of a large equity-indexed annuity contract at the end of 2005 and the investment of the proceeds of our Regulation XXX transactions that closed in December 2005 and May 2006. The Life Reinsurance North America Segment also benefited from a large portion of the proceeds from the December 2005 equity issuance which were contributed to this segment. Additionally contributing to the favorable increase is $63.2 million of investment income on the previously described equity-indexed annuity treaty which was substantially offset by fluctuations in reserves, interest credited and net acquisition costs. Our investment portfolio maintained an average quality rating of AA- and increased its average book yield from 5.1% in 2005 to 5.6% in 2006.

         Realized losses for 2006 were $19.0 million compared to a $1.1 million gain in 2005. The net realized loss for the year includes losses related to selling investments in the first quarter of 2006 in preparation of funding the Ballantyne Re transaction. These gains were effectively offset by gains in the change in value of embedded derivatives. The change in value of embedded derivatives for 2006 resulted in a $5.8 million gain compared to a loss of $8.5 million in 2005. The primary reason for the increase was related to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

Expenses

         Claims and other policy benefits for 2006 increased 9% to $1,490.3 million compared to $1,365.6 million for 2005. Claims and other policy benefits as a percentage of net earned premiums were 87% and 75% for 2006 and 2005, respectively. In the first quarter of 2006, although gross claims were within expectations in the aggregate, a higher number of smaller claims within our retention limit resulted in retrocession recoveries below our expectations, which resulted in approximately $16.0 million of adverse mortality, principally within our ING block. We experienced a similar situation in the fourth quarter of 2006, although at a much lower level. Mortality was within expectations for the second and third quarters of 2006 but again adverse in the fourth quarter of 2006 by approximately $14.0 million. In addition to the lower than expected retrocession recoveries, the fourth quarter of 2006 mortality experience was due to a combination of higher claim volume and higher average claim size. Offsetting our adverse mortality in the first and fourth quarters were favorable experience refunds of $5.8 million and $3.4 million, respectively, which are recorded in premiums as previously noted. For the full year ended 2006, our actual net mortality (excluding experience refunds) was approximately 103% of expected on over $1.1 billion in claims.

         Our pricing and actuarial projection models include various lapse assumptions by treaty and by product type which are based on historical experience and industry expectations. While our actual lapse experience during the third and fourth quarters of 2006 was only slightly lower in the aggregate than expected, we noted that the lapse distribution pattern was such that certain policies had higher than average lapses while others had lower than average lapses. However, the policies with higher lapses had the higher margins and the policies with lower lapses had the lower margins, thereby reducing our earnings against expectations by approximately $13 million and $14 million in the third and fourth quarters of 2006, respectively.

         Related to the improvement in retrocession data and related administration systems, we revised our estimates based on refinements of certain of our calculations and processes for the net cost of reinsurance. The impact of these changes resulted in an adjustment which increased our claims and other policy benefits by approximately $8 million in the second quarter of 2006. During the third quarter of 2006, and in connection with ongoing initiatives to improve the quality of our cedant information, we received updated claims totaling $9.2 million relating to the 2004 and 2005 years. Although the increased claims from cedant reporting were largely mitigated by offsetting premium adjustments, they had the impact of artificially increasing the claims and benefits ratio for the year. Finally, as noted above, there was a reserve fluctuation on the equity-indexed annuity contract of approximately $19.8 million which impacted 2006 claims.

         Interest credited to interest sensitive contract liabilities increased 30% to $173.0 million in 2006 compared to $133.0 million in 2005. The increase was principally due to the previously described equity-indexed annuity contract written in late 2005, along with increases in interest credited on existing treaties due to increasing average liability balances. During the third quarter of 2006, we terminated four funding agreements, resulting in a decrease to our interest sensitive contract liabilities of approximately $650.0 million.

         Acquisition costs and other insurance expenses decreased 10% to $360.7 million in 2006 compared to $401.0 million in 2005. Acquisition costs and other insurance expenses as a percentage of net earned premiums for 2006 and 2005 were 21% and 22%, respectively. During the second quarter of 2006, we recorded adjustments of $13.0 million to increase deferred acquisition cost amortization related to several deferred fixed annuity treaties in which emerging lapse experience was significantly higher than expected. This adjustment was partially offset as we received a $6.2 million rebate from ING as a result of the Ballantyne Re securitization (a similar rebate of $6.7 million was received in 2005 resulting from our 2005 collateral finance facility transactions). Excluding the ING rebate, letter of credit fees have declined in 2006 by $18.8 million as a result of the Regulation XXX transactions completed in December 2005 and May 2006. During the fourth quarter of 2006, a client review revealed usage of an incorrect allowance percentage by the client resulting in a $6.6 million favorable adjustment. The 2005 acquisition costs were impacted by a $17.7 million adjustment which increased acquisition costs with a corresponding decrease to the change in reserves related to the purchase accounting adjustments for the ING block.

         Operating expenses for 2006 increased 19% to $58.1 million compared to $48.8 million in 2005. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2.5% and 2.3% for 2006 and 2005, respectively. The overall increase in operating expenses related primarily to an overall increase in headcount in 2006 compared to 2005, executive severance costs of $3.1 million and increases in compensation costs, legal fees and depreciation expenses. Partially offsetting these amounts was a $1.2 million reduction in restricted share expense in 2006 compared to 2005 related to the reversal of previously recognized expense in accordance with SFAS No. 123(R), combined with lower consulting fees and technical service fees paid to ING.

         Collateral finance facilities expenses for 2006 increased 376% to $205.2 million compared to $43.1 million in 2005. This increase is due to the interest costs relating to the Regulation XXX transactions. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America Segment. Due to rating agency downgrades, our 2006 collateral finance facilities expenses increased by $5.8 million relating to additional fees to be paid to the financial guarantors of our securitization transactions.

Comparison of 2005 to 2004

Revenues

         Net premiums earned increased by $1.3 billion, or 289%, in 2005 compared to 2004 primarily as a result of the favorable impact of the ING acquisition. The remaining increase was due to the increases in the amounts of life insurance in-force on existing business and on new business written during the year. New business face amounts assumed was $131 billion in 2005 compared to $64 billion in 2004. As of December 31, 2005, we had approximately $1.02 trillion of life reinsurance in-force compared to just under $1.0 trillion at December 31, 2004.

         Net investment income increased by $135.5 million, or 66% in 2005 compared to 2004. The increase was due to the growth in our average invested assets base because of the ING acquisition, Regulation XXX financing transactions, increased operating cash flows and additional trust preferred securities issued in December 2004.

         On the portfolio managed by our external investment managers, the yields on fixed rate assets (5.2%) did not change in 2005 compared to 2004. Yields on floating rate assets, which are indexed to LIBOR, increased to 4.9% in 2005 from 3.4% in 2004, and the yield on our cash and cash equivalents increased to 3.9% in 2005 from 1.8% in 2004.

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

Expenses

         Claims and policy benefits increased by 297% in 2005 compared to 2004. The increase was primarily due to the impact of the ING acquisition. Claims and other policy benefits, as a percentage of net premiums, were 75.2% and 73.7% in 2005 and 2004, respectively. Death claims are reasonably predictable over a period of many years, but are less predictable over shorter periods and are subject to fluctuation from quarter to quarter. During the second quarter of 2005, we experienced higher than expected mortality which resulted in higher claims of approximately $14 million. This was due principally to a higher than expected number of large claims being incurred. Mortality was within expectations for the remainder of 2005 and, therefore, overall mortality in 2005 was slightly higher than expected. Conversely, in 2004, mortality experience was slightly better than anticipated.

         In 2005, interest credited to interest sensitive contract liabilities increased by 25% to $133.0 million from $106.5 million in 2004. The increase was due to interest credited on new reinsurance treaties and increases in interest credited on existing treaties due to increasing average liability balances. Interest contract liabilities were $3.9 billion at December 31, 2005 compared to with $3.2 billion at December 31, 2004.

         Acquisition costs and other insurance expenses increased by 205% in 2005 compared to 2004. The increase was a result of the ING acquisition and the increased life and annuity business. Acquisition costs and other insurance expenses, as a percentage of operating revenues, were 18.5% and 19.3% in 2005 and 2004, respectively. Operating revenues are defined as total revenues excluding realized gains (losses) and changes in the fair value of embedded derivatives. Excluding the impact of the $6.7 million rebate received from ING related to fees paid on Regulation XXX reserves, acquisition costs and other insurance expenses as a percentage of operating revenues were 18.8% in 2005. Overall, these percentages fluctuate due to varying allowance levels within coinsurance-type arrangements, the timing of amounts due to and from ceding companies, as well as the amortization pattern of previously capitalized amounts, which are based on the form of the reinsurance agreement and the underlying insurance policies. Additionally, the mix of first year coinsurance versus yearly renewable term can cause the percentage to fluctuate from period to period.

         Operating expenses for 2005 compared to 2004 increased by $30.4 million, or 165%. The increase was primarily the result of the ING acquisition and additional personnel and consulting costs incurred as we expanded our infrastructure in response to our recent and anticipated growth. We increased our head count principally because of hiring additional employees in respect of the acquisition of the ING business and adding management bench strength in key functional areas across the segment. Total employees in this segment have grown from 91 at December 31, 2004 to 226 at December 31, 2005. Operating expenses as a percentage of operating revenues decreased from 2.7% in 2004 to 2.3% in 2005 reflecting the benefits of scale and a portion of the benefits of the integration of ING into our existing operations.

         The collateral finance facility costs associated with the Regulation XXX financing transactions completed in 2005 contributed to the significant increase in the collateral finance facilities expense in 2005. These facilities are described in Note 7 to the Consolidated Financial Statements.

         Interest expense in this segment was incurred on the trust preferred securities. The increase in interest expense to $10.8 million resulted from the issuance of an additional $50.0 million of trust preferred securities in December 2004 and an increase in the LIBOR interest rates during 2005.

Life Reinsurance International

                                                             Year Ended           Year Ended           Year Ended
                                                         December 31, 2006     December 31, 2005    December 31, 2004
                                                         -----------------     -----------------    -----------------
Revenues
Premiums earned, net...............................      $         122,746      $      119,055       $      122,518
Investment income, net.............................                 24,106              11,488               10,023
Net realized gains (losses)........................                (11,569)              1,263                1,685
                                                         -----------------      --------------       --------------
   Total revenues..................................                135,283             131,806              134,226
                                                         -----------------      --------------       --------------
Benefits and expenses
Claims and other policy benefits...................                101,126              76,906               81,646
Acquisition costs and other insurance expenses, net                 37,332              20,722               17,634
Operating expenses.................................                 31,236              25,276               18,798
Goodwill impairment................................                 33,758                   -                    -
                                                         -----------------      --------------       --------------
   Total benefits and expenses.....................                203,452             122,904              118,078
                                                         -----------------      --------------       --------------
Income (loss) before income taxes..................      $         (68,169)     $        8,902       $       16,148
                                                         =================      ==============       ==============

Comparison of 2006 to 2005

Revenues

         Net premiums earned during 2006 increased by 3% to $122.7 million compared to $119.1 million in 2005. There was an increase of premiums earned from a number of new UK protection treaties over the course of 2006 amounting to $14.5 million. In addition, a number of clean up activities within the portfolio took place in 2006 both positive and negative, with an overall impact of reducing premium by $2.0 million reflecting updated data received from cedants but also a business initiative to reduce historic backlogs in processing. In addition, in 2005 premiums were grossed up as a result of updated information from two Lloyds syndicates which accounted for increased premium of $9.0 million, related to prior periods.

         Investment income in 2006 increased 109% to $24.1 million compared to $11.5 million in 2005. The increase was mainly due to a single large annuity agreement which provided $11.3 million of additional investment income during the year.

         Realized losses for 2006 were $11.6 million compared to a $1.3 million gain for 2005. The net realized loss for the year to date includes a $7.2 million loss related to the rebalancing of the investment portfolio in respect of the annuity agreement in the second quarter of 2006 and a further loss of $3.3 million arising from a previously unrealized loss position becoming realized upon the recapture of this annuity agreement in the third quarter of 2006. These losses were caused by rising GBP interest rates and were offset by reductions in the liability value that we had to pay the ceding company upon termination of the transaction.

Expenses

         Claims and other policy benefits increased by 31% in 2006 to $101.1 million compared to $76.9 million in 2005. Claims cost grew significantly in 2006 due to the new U.K. protection treaties, amounting to $9.3 million. There was a significant increase in claims cost recorded in the first quarter of 2006 arising from adverse mortality and morbidity experience, adjustments on retrocession recoverables and updated cedant data of approximately $12.0 million in total. Additionally, during the fourth quarter of 2006, claims related to our North American lives business increased $3.0 million as a result of the accelerated processing of backlog. Prior year claims were also higher than average due to $5.3 million of claims in relation to information received from two of our syndicates in Lloyd's of London. Other effects in 2005 amounted to reduced claims cost of $6.0 million.

         Acquisition costs and other insurance expenses increased by 80% in 2006 to $37.3 million compared to $20.7 million in 2005. In general, acquisition costs and other insurance expenses have increased due to a shift in business mix towards long term protection business which carries a higher average commission rate. In addition, collateral costs of $3.5 million in relation to the recapture of the annuity agreement increased other insurance expenses in the year, but were offset by $4.0 million of reduced costs previously described in 2005 due to one-off cost adjustments in respect of our Lloyd's of London syndicates. Our deferred acquisition costs are principally related to our U.K. protection business written in late 2005 and 2006. Given the relatively small amount of in-force business in the Life Reinsurance International Segment, the assessment of the recoverability of deferred acquisition costs is very dependent upon projections of new business margins. Based on the impact of the rating downgrades and other market developments within the U.K., we revised our estimate of the future margins on this business and determined that a substantial portion of our deferred acquisition costs were unrecoverable and, accordingly, a write-off of $11.8 million deferred acquisition costs was made in the fourth quarter of 2006.

         Operating expenses increased by 23% in 2006 to $31.2 million compared to $25.3 million in 2005. An increase in personnel costs in response to the anticipated growth in the Life Reinsurance International Segment in addition to severance costs, including those related to the Life Reinsurance International Segment head office relocation from Windsor to London, were offset by reductions primarily in various professional services costs and adjustments related to non-commission acquisition costs deferred. A provision for shortfall in future rental income of $2.0 million and accelerated write-down of fixed assets of $1.8 million related to the Windsor property lease was made in the fourth quarter of December 31, 2006.

         An impairment review was undertaken during the fourth quarter of 2006 of the goodwill balance carried within the Life Reinsurance International Segment related to previously acquired business, resulting in a full write-down of $33.8 million.

Comparison of 2005 to 2004

Revenues

         Net premiums earned decreased $3.5 million, or 3%, in 2005 compared to 2004. During 2004, we reviewed the pricing and profitability of all contracts written in this segment and, as a result, decided not to renew treaties which did not meet our profitability goals. Accordingly, premiums earned decreased in 2005 as compared to 2004. In addition, during 2005 there was an increase in net premiums of $9.0 million due to revised reporting received on our share of two Lloyd's of London life syndicates offset by revisions to premium accruals of $2.2 million based on improved underlying data. During 2004, premiums earned included $4.2 million relating to revised reporting received on a share of two Lloyd's of London life syndicates.

         Investment income in 2005 increased by $1.5 million, or 15%, compared to 2004 due to the investment income earned on the proceeds of additional capital contributed to this segment in December 2004 and June 2005.

Expenses

         Claims and other policy benefits decreased to $76.9 million, or 6%, in 2005 compared to 2004. During 2005, additional information was received from ceding companies that resulted in a review of policy benefits on certain lines of business and a decrease of $7.9 million in claims and other policy benefits. This was partially offset by an increase of $5.3 million due to revised reporting received on our share of two Lloyd's of London life syndicates. In addition, claims and other policy benefits in 2005 were impacted by the lower levels of premiums written during 2005 and revisions to premium accruals described above.

         During 2005, acquisition costs and other insurance expenses increased by $3.1 million, or 18%, to $20.7 million from $17.6 million in 2004. Acquisition costs include the amortization of the present value of in-force business. Acquisition costs for 2005 included $4.3 million due to revised reporting received on our share of two Lloyd's of London life syndicates and the write-off of an uncollectible receivable of $1.2 million. In 2004, we recognized profit commission income of $1.8 million arising from a run off book of business and also included $2.4 million expense relating to our share of two Lloyd's of London life syndicates.

         Operating expenses increased by 34% to $25.3 million in 2005 as compared to 2004. The primary drivers of the increase were $3.0 million relating to consulting fees for the review, design and implementation of processes and controls required to assist us in the remediation of the material weakness in internal controls noted in 2004. The remaining increase was principally related to personnel costs from increased headcount as we continue to grow our business and include costs for recruitment expenses and professional expenses incurred in addressing implementation of the requirements of the Sarbanes Oxley Act of 2002 and United Kingdom regulatory changes. The number of employees in this segment has grown as we continue to strive to grow our business in existing and prospective markets.

Corporate and Other

                                                                 Year Ended          Year Ended           Year Ended
                                                             December 31, 2006    December 31, 2005    December 31, 2004
                                                             -----------------    -----------------    -----------------
Revenues
Investment income, net.............................          $       8,159        $      2,810         $      1,106
Fee income.........................................                  3,002               3,083                3,680
Net realized gains (losses)........................                  3,207               1,354               (2,015)
                                                             -------------        ------------         ------------
   Total revenues..................................                 14,368               7,247                2,771
                                                             -------------        ------------         ------------
Benefits and expenses
Acquisition costs and other insurance expenses, net                 11,116               2,061                2,113
Operating expenses.................................                 62,942              41,448               17,452
Goodwill impairment................................                    367                   -                    -
Interest expenses..................................                 10,581               9,915                8,411
Collateral finance facilities expense..............                 11,526               5,033                    -
Due diligence costs................................                      -                   -                4,643
                                                             -------------        ------------         ------------
   Total benefits and expenses.....................                 96,532              58,457               32,619
                                                             -------------        ------------         ------------
Loss before income taxes                                     $     (82,164)       $    (51,210)        $    (29,848)
                                                             =============        ============         ============

Comparison of 2006 to 2005

Revenues

         Investment income increased by 190% in 2006 to $8.2 million compared to $2.8 million in 2005. Investment income arises in the Corporate and Other Segment due to capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as capital is raised and deployed to the operating segments. The increase is principally due to an increase in investment assets arising from the borrowing under the Stingray facility, a portion of the proceeds received from the equity issuance in December 2005 and settlement of the forward share sale agreement during the third quarter of 2006.

Expenses

         Acquisition costs and other insurance expenses increased by 439% in 2006 to $11.1 million compared to $2.1 million in 2005. The increase is partially due to a $4.3 million write-off of a portion of our deferred acquisition costs and present value of in-force business related to our wealth management business resulting from the impact of our ratings downgrades. In addition, we incurred $3.1 million of costs in 2006 for the Tartan Capital Limited catastrophe bond issued in May 2006 and $1.0 million for federal excise taxes, which had previously been charged to the Life Reinsurance North America segment prior to 2006.

         Operating expenses include the costs of running our principal office in Bermuda, our senior executive officers, legal and capital markets departments, compensation and other costs for our Board of Directors and legal and professional fees, including those in respect of corporate governance legislation and regulations. Operating expenses increased by 52% in 2006 to $62.9 million compared to $41.4 million in 2005. Salaries were $9.3 million higher due to $6.5 million of severance paid to certain executives with the balance of the increase related to a higher headcount in 2006 as compared to 2005. Directors' costs were approximately $3.0 million higher as a result of the formation of the Office of the Chairman to assist in the sale of the Company and higher D&O insurance costs. Also related to the sale of the Company were various uncapitalizable costs of approximately $5.0 million. Finally, legal costs were higher in 2006 related to the class action suit, the SEC and Senate Subcommittee subpoenas and other various matters. These higher costs were partially offset by $1.5 million of lower benefit costs, mainly relating to a reversal of accruals for performance based restricted stock awards. It was determined that the performance thresholds related to these awards were unlikely to be met and in accordance with FAS 123(R), previously recognized costs were reversed in the third quarter of 2006.

         Interest expense increased by 7% in 2006 to $10.6 million compared to $9.9 million in 2005. This increase was as a result of our utilization of our credit facilities and reverse repurchase agreements during the current year. Other interest expense included interest on the 4.5% Senior Convertible Notes and the 1.0% dividend payable on the convertible preferred shares of our HyCU's. Nearly all of the 4.5% Senior Convertible Notes were repurchased and retired in December 2006 with the remaining $8,000 retired in January 2007.

         Collateral finance facilities expense increased by 129% in 2006 to $11.5 million compared to $5.0 million in 2005. The collateral finance facilities expense consisted entirely of the put premium and interest costs under the Stingray facility. Costs increased during the current year due to borrowing under the Stingray facility in August 2006.

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

Expenses

         Operating expenses include the costs of running our principal office in Bermuda, our senior executive officers, legal and capital markets departments, compensation and other costs for our Board of Directors and legal and professional fees, including those in respect of corporate governance legislation and regulations. Operating expenses increased by 137% to $41.4 million in 2005 from $17.5 million in 2004. The increases were principally due to increased personnel costs, including recruitment and relocation costs, as we continue to grow our business, the costs of option and restricted stock unit awards granted under our equity incentive compensation plans and professional fees of approximately $7.0 million incurred in respect of the implementation of the requirements of the Sarbanes-Oxley Act of 2002.

         The collateral finance facilities expense consisted of a portion of the put premium and amortization of facility costs on the Stingray facility described in Note 7 to the Consolidated Financial Statements. Expenses related to the proportion of the Stingray facility utilized in 2005 have been allocated to the Life Reinsurance North America segment.

         Interest expense includes interest on the 4.5% Senior Convertible Notes and the 1.0% dividend payable on the convertible preferred shares of our HyCU's. In addition, interest expense in 2005 included $0.8 million in interest expense on the Cypress Notes. These were converted into Class C Warrants on April 7, 2005.

Financial Condition

Investments

Scottish Re Controlled Portfolio

         At December 31, 2006 and 2005, the portfolio controlled by us consisting of fixed income securities, preferred stock and cash was $8.7 billion and $6.7 billion, respectively. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded securities; however, at December 31, 2006, $532.9 million and $452.9 million, respectively, represent investments in private securities. Of the total portfolio controlled by us, $8.2 billion and $5.4 billion at December 31, 2006 and 2005, respectively, represented the fixed income and preferred stock portfolios managed by external investment managers and $0.5 billion and $1.3 billion, respectively, represented other cash balances. The data in the tables below exclude assets held by ceding insurers under modified coinsurance and funds withheld coinsurance agreements.

         At December 31, 2006, the average Standard & Poor's rating of our portfolio was "AA" the average effective duration was 2.9 years and the average book yield was 5.5% as compared to an average rating of "AA" an average effective duration of 2.9 years and an average book yield of 4.9% at December 31, 2005. At December 31,

2006, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $41.0 million as compared to unrealized appreciation on investments, net of tax and deferred acquisition costs, of $17.9 million at December 31, 2005. The unrealized appreciation/depreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

         In the table below are the total returns earned by our portfolio in 2006, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500 and a customized index that we developed to take into account our investment guidelines and the risk characteristics of the underlying liabilities. We believe that this customized index is the most relevant benchmark for our portfolio's performance.

                                                              Year Ended
                                                         December 31, 2006
                                                     ---------------------------
Portfolio performance............................                4.58%
Customized index.................................                4.21%
Lehman Brothers Global Bond Index................                3.64%
S&P 500..........................................               15.78%

         The following table presents the fixed income investment portfolio credit exposure by Standard & Poor's ratings, where available, and otherwise by ratings provided by other agencies.

                            December 31, 2006              December 31, 2005
                         ------------------------     --------------------------
Ratings                  $ in millions       %        $ in millions         %
-------                  ------------------------     --------------------------
AAA...............       $ 3,350.5         38.5%      $      3,017.4      44.8%
AA................         2,353.1         27.0              1,069.1      15.9
A.................         2,050.9         23.6              1,646.9      24.4
BBB...............           918.5         10.6                977.7      14.5
BB or below.......            24.9          0.3                 28.0       0.4
                         ---------        -----       --------------     -----
Total.............       $ 8,697.9        100.0%      $      6,739.1     100.0%
                         =========        =====       ==============     =====

         The following table illustrates the fixed income investment portfolio sector exposure.

                            December 31, 2006              December 31, 2005
                         ------------------------     -------------------------
Sector                     $ in millions       %        $ in millions         %
-------                  ------------------------     -------------------------
U.S. Treasury
    securities and U.S.
    government agency
    obligations..........  $   68.0          0.8%       $      47.9        0.7%
Corporate securities.....   2,700.5         31.1            2,057.0       30.5
Municipal bonds..........      52.2          0.6               37.6        0.6
Mortgage and asset backed
    securities...........   5,244.8         60.3            3,150.1       46.7
Preferred stock..........     116.9          1.3              133.8        2.0
                            -------        ------       -----------      ------
                            8,182.4         94.1            5,426.4       80.5
Cash.....................     515.5          5.9            1,312.7       19.5
                           --------        ------       -----------      ------
Total....................  $8,697.9        100.0%       $   6,739.1      100.0%
                           ========        ======       ===========      ======

         Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income
(loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

         The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost as of December 31, 2006 and 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                                                             December 31, 2006
                            -----------------------------------------------------------------------------------
                                                           Equal to or greater than
                                Less than 12 months              12 months                     Total
                            ---------------------------   ------------------------   --------------------------
                              Estimated     Unrealized    Estimated     Unrealized    Estimated     Unrealized
                              fair value       loss       fair value       loss       fair value       loss
                            ------------    ----------    ----------    ----------    ----------    -----------
Investment grade
  securities:
CMO......................    $   369,457   $    (2,365)  $   252,252   $    (6,327)  $   621,709   $    (8,692)
Corporates...............        750,806       (15,690)      864,053       (29,078)    1,614,859       (44,768)
Governments..............         35,805          (615)       21,072          (752)       56,877        (1,367)
MBS......................         12,116          (136)      138,992        (4,674)      151,108        (4,810)
Municipal................         19,865          (187)       18,013          (640)       37,878          (827)
Other structured
  securities.............        415,596        (2,511)      613,974       (11,735)    1,029,570       (14,246)
Preferred stock..........         12,246          (295)       95,646        (3,181)      107,892        (3,476)
                             -----------   ------------  -----------   ------------  -----------   ------------

Total investment grade
  securities.............    $ 1,615,891   $   (21,799)  $ 2,004,002   $   (56,387)  $ 3,619,893   $   (78,186)
                             -----------   ------------  -----------   ------------  -----------   ------------
Below investment grade
  securities:
Corporates...............    $     3,416   $       (58)  $    14,975   $      (570)  $    18,391   $      (628)
Other structured
  securities.............          1,405          (421)        1,256          (662)        2,661        (1,083)
Preferred stock..........              0             0           664           (33)          664           (33)
                             -----------   ------------  -----------   ------------  -----------   ------------
Total below investment
  grade securities.......          4,821          (479)       16,895        (1,265)       21,716        (1,744)
                             -----------   ------------  -----------   ------------  -----------   ------------
Total....................    $ 1,620,712   $   (22,278)  $ 2,020,897   $   (57,652)  $ 3,641,609   $   (79,930)
                             ===========   ============  ===========   ============  ===========   ============

                                                             December 31, 2005
                            -----------------------------------------------------------------------------------
                                                           Equal to or greater than
                                Less than 12 months              12 months                     Total
                            ---------------------------   ------------------------   --------------------------
                              Estimated     Unrealized    Estimated     Unrealized    Estimated     Unrealized
                              fair value       loss       fair value       loss       fair value       loss
                            ------------    ----------    ----------    ----------    ----------    -----------
Investment Grade
  Securities:
CMO......................    $   467,314   $    (4,865)  $    85,305   $    (1,688)  $   552,619   $    (6,553)
Corporates...............      1,132,840       (23,950)       94,218        (2,545)    1,227,058       (26,495)
Governments..............         36,297          (774)        1,999           (71)       38,296          (845)
MBS......................        143,956        (3,383)       42,682        (1,611)      186,638        (4,994)
Municipal................         17,738          (330)        1,621           (68)       19,359          (398)
Other structured
  securities.............      1,028,657       (11,882)      135,341        (3,113)    1,163,998       (14,995)
Preferred stocks.........         98,263        (2,287)       24,106        (1,295)      122,369        (3,582)
                             -----------   ------------  -----------   ------------  -----------   ------------
Total investment grade
  securities.............    $ 2,925,065   $   (47,471)  $   385,272   $   (10,391)  $ 3,310,337   $   (57,862)
                             -----------   ------------  -----------   ------------  -----------   ------------
Below investment grade
  securities:
Corporates...............    $    10,676   $      (655)  $     1,841   $       (59)  $    12,517   $      (714)
Other structured
  securities.............          3,552          (555)        7,260           (29)       10,812          (584)
Preferred stock..........            392           (12)          340           (19)          732           (31)
                             -----------   ------------  -----------   ------------  -----------   ------------
Total below investment
  grade securities.......         14,620        (1,222)        9,441          (107)       24,061        (1,329)
                             -----------   ------------  -----------   ------------  -----------   ------------
Total....................    $ 2,939,685   $   (48,693)  $   394,713   $   (10,498)  $ 3,334,398   $   (59,191)
                             ===========   ============  ===========   ============  ===========   ============

         At December 31, 2006, our fixed income portfolio had 2,967 securities and $79.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million. There were $41.6 million of unrealized gains on the remainder of the portfolio. There were 128 private securities in an unrealized loss position totaling $5.1 million. At December 31, 2005, our fixed income portfolio had 2,493 positions and $59.2 million of gross unrealized losses. No single position had an unrealized loss greater than $0.5 million. There were $25.5 million of unrealized gains on the remainder of the portfolio. There were 127 private securities in an unrealized loss position totaling $4.3 million in our fixed income portfolio.

         Based on our analysis of each security whose price has been below market for greater than twelve months, we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not "other-than-temporarily" impaired as of December 31, 2006. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of December 31, 2006, approximately 98% of the gross unrealized losses are associated with investment grade securities.

          Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $7.8 million at December 31, 2006 and $1.1 million at December 31, 2005. Unrealized losses on non-investment grade securities amounted to $1.7 million and $1.3 million at December 31, 2006 and December 31, 2005, respectively. Of these amounts, non-investment grade securities with unrealized losses of $1.3 million at December 31, 2006 and $0.1 million at December 31, 2005 had been in an unrealized loss position for a period greater than one year.

         The following tables analyze the industry analysis of the unrealized losses at December 31, 2006 and 2005 by industry:

                                                                 December 31, 2006
                               -------------------------------------------------------------------------------------
                                 Amortized                      Estimated                   Unrealized
                                   Cost              %         Fair Value         %            Loss            %
                               -----------      --------    ---------------   --------      -----------     --------
Industry
Mortgage and asset backed
  securities...............    $1,833,878          49.3%    $ 1,805,047         49.6%       $ (28,831)        36.1%
Banking....................       302,782           8.1         296,225          8.1           (6,557)         8.2
Communications.............       204,320           5.5         196,181          5.4           (8,139)        10.2
Consumer non-cyclical......       153,941           4.1         148,277          4.1           (5,664)         7.1
Insurance..................       137,378           3.7         134,516          3.7           (2,862)         3.6
Financial companies........       126,646           3.4         124,233          3.4           (2,413)         3.0
Consumer cyclical..........       127,643           3.5         123,455          3.4           (4,188)         5.2
Other*.....................       834,951          22.4         813,675         22.3          (21,276)        26.6
                               ----------        ------     -----------       -------       ----------      -------
Total......................    $3,721,539         100.0%    $ 3,641,609        100.0%        $(79,930)       100.0%
                               ==========        ======     ===========       =======       ==========      =======

                                                                 December 31, 2005
                               -------------------------------------------------------------------------------------
                                 Amortized                      Estimated                   Unrealized
                                   Cost              %         Fair Value         %            Loss            %
                               -----------      --------    ---------------   --------      -----------     --------
Industry
Mortgage and asset backed
  securities...............    $ 1,941,193         57.2%    $ 1,914,068         57.4%        $ (27,125)       45.8%
Banking....................        210,360          6.2         206,189          6.2            (4,171)        7.1
Insurance..................        192,282          5.7         186,480          5.6            (5,802)        9.8
Financial other............        114,199          3.4         111,488          3.3            (2,711)        4.6
Brokerage..................        124,998          3.7         122,134          3.7            (2,864)        4.8
Financial companies........        103,455          3.0         101,663          3.0            (1,792)        3.0
Communications.............        117,803          3.5         115,767          3.5            (2,036)        3.4
Other*.....................        589,299         17.3         576,609         17.3           (12,690)       21.5
                               -----------        ------     -----------       -------       ----------     -------
Total......................    $ 3,393,589        100.0%    $ 3,334,398        100.0%        $ (59,191)      100.0%
                               ===========        ======     ===========       =======       ==========     =======
-----------------

*    Other industries each represent less than 3% of estimated fair value

         The expected maturity dates of our fixed maturity investments that have an unrealized loss at December 31, 2006 and 2005 are presented in the table below.

                                                                     December 31, 2006
                                       ----------------------------------------------------------------------------
                                                                  Estimated                 Unrealized
Maturity                               Book Value        %       Fair Value        %           Loss           %
--------                               ----------    ---------  ------------   --------    ------------     -------
Due in one year or less..........      $  337,455        9.1%    $  334,582        9.2%     $   (2,873)       3.6%
Due in one through five years....       1,401,180       37.6      1,377,519       37.8         (23,661)      29.6
Due in five through ten years....       1,206,367       32.4      1,179,292       32.4         (27,075)      33.9
Due after ten years..............         776,537       20.9        750,216       20.6         (26,321)      32.9
                                       ----------      ------    ----------      ------     -----------     ------
Total............................      $3,721,539      100.0%    $3,641,609      100.0%     $  (79,930)     100.0%
                                       ==========      ======    ==========      ======     ===========     ======

                                                                     December 31, 2005
                                       ----------------------------------------------------------------------------
                                                                  Estimated                 Unrealized
Maturity                               Book Value        %       Fair Value        %           Loss           %
--------                               ----------    ---------  ------------   --------    ------------     -------
Due in one year or less..........      $  269,410        7.9%    $  267,712        8.0%     $   (1,698)       2.9%
Due in one through five years....       1,659,946       48.9      1,636,102       49.1         (23,844)      40.3
Due in five through ten years....         925,650       27.3        905,973       27.2         (19,677)      33.2
Due after ten years..............         538,583       15.9        524,611       15.7         (13,972)      23.6
                                       ----------      ------    ----------      ------     -----------     ------
Total............................      $3,393,589      100.0%    $3,334,398      100.0%     $  (59,191)     100.0%
                                       ==========      ======    ==========      ======     ===========     ======

         At December 31, 2006, there were 1,796 securities with unrealized loss positions, with two securities having an unrealized loss greater than $1.0 million. At December 31, 2005, there were 1,698 securities with unrealized losses: no securities had an unrealized loss greater than $0.5 million. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

         At December 31, 2006, there were three securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.8 million. At December 31, 2005 there was one security with fair values that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.5 million.

         The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during 2006, 2005 and 2004.

                                                   Year ended December 31, 2006
                  -------------------------------------------------------------------------------------------------
                      Credit Concern           Relative Value               Other                    Total
                  ----------------------   ---------------------  -----------------------   -----------------------
Days               Proceeds       Loss      Proceeds      Loss      Proceeds       Loss      Proceeds      Loss
----              ---------    ----------  ---------   ----------  ---------    ----------  ---------   -----------
0-90..........    $  20,503    $    (857)  $ 193,855   $  (3,909)  $ 457,378    $    (955)  $ 671,736   $  (5,721)
91-180........        4,105          (81)     11,597        (331)     70,781         (931)     86,483      (1,343)
181-270.......        8,072         (798)      2,099         (34)      8,782         (245)     18,953      (1,077)
271-360.......        2,397         (206)      8,886        (284)     11,544         (137)     22,827        (627)
Greater than
  360.........        9,750         (983)      8,507        (199)     26,255         (560)     44,512      (1,742)
                  ---------    ----------  ---------   ----------  ---------    ----------  ---------   ----------
Total.........    $  44,827    $  (2,925)  $ 224,944   $  (4,757)  $ 574,740    $  (2,828)  $ 844,511   $ (10,510)
                  =========    ==========  =========   ==========  =========    ==========  =========   ==========

                                                   Year ended December 31, 2005
                  -------------------------------------------------------------------------------------------------
                      Credit Concern           Relative Value               Other                    Total
                  ----------------------   ---------------------  -----------------------   -----------------------
Days               Proceeds       Loss      Proceeds      Loss      Proceeds       Loss      Proceeds      Loss
----              ---------    ----------  ---------   ----------  ---------    ----------  ---------   -----------
0-90..........    $  43,223    $  (1,703)  $  44,230   $    (356)  $ 471,886    $  (1,440)  $ 559,339   $  (3,499)
91-180........          355          (83)     12,456         (59)      6,499          (48)     19,310        (190)
181-270.......        5,869       (1,246)      2,240          (7)      6,361          (88)     14,470      (1,341)
271-360.......        2,581         (255)      2,045         (70)      4,881          (29)      9,507        (354)
Greater than
  360.........        2,670         (330)          7           -       2,453          (64)      5,130        (394)
                  ---------    ----------  ---------   ----------  ---------    ----------  ---------   -----------
Total.........    $  54,698    $  (3,617)  $  60,978   $    (492)  $ 492,080    $  (1,669)  $ 607,756   $  (5,778)
                  =========    ==========  =========   ==========  =========    ==========  =========   ==========

                                                   Year ended December 31, 2004
                  -------------------------------------------------------------------------------------------------
                      Credit Concern           Relative Value               Other                    Total
                  ----------------------   ---------------------  -----------------------   -----------------------
Days               Proceeds       Loss      Proceeds      Loss      Proceeds       Loss      Proceeds      Loss
----              ---------    ----------  ---------   ----------  ---------    ----------  ---------   -----------
0-90..........    $   7,528    $    (474)  $  54,772   $  (1,284)  $  77,107    $  (1,859)  $ 139,407   $  (3,617)
91-180........        1,909         (136)     22,884        (266)      6,543          (46)     31,336        (448)
181-270.......       10,483         (159)      3,904         (23)        127           (1)     14,514        (183)
271-360.......            -            -         488         (10)      1,886          (31)      2,374         (41)
Greater than
  360.........        8,011         (710)        306         (11)        321          (33)      8,638        (754)
                  ---------    ----------  ---------   ----------  ---------    ----------  ---------   -----------
Total.........    $  27,931    $  (1,479)  $  82,354   $  (1,594)  $  85,984    $  (1,970)  $ 196,269   $  (5,043)
                  =========    ==========  =========   ==========  =========    ==========  =========   ==========

         Asset/liability management

         We use various asset/liability management processes to provide adequate liquidity over the lives of the liabilities and to limit exposure to changes in interest rates, adverse credit default experience and currency risk.

         When we originate each new reinsurance transaction, the price and terms are based on results of simulation models in which projected investment cash flows will match liability cash flows within reasonable tolerances. The investment portfolio characteristics found to be most suitable for the liability are used to design the investment guidelines and target duration for the portfolio. We currently manage our asset/liability processes for one hundred individual portfolios.

         Liquidity expectations and requirements vary with the type of liability. For liabilities with potentially greater liquidity demands, we select more liquid assets and run more frequent simulations reflecting updated experience.

         We periodically perform analyses, update guidelines and take other corrective action to keep the assets at the portfolio and enterprise level suitable for the relevant liabilities. Techniques include simulation of in-force assets and liabilities in various interest rate scenarios, adjustment of duration targets for each portfolio, and monitoring the gap between actual and target duration at the portfolio, legal entity and enterprise levels. Historically, variations between the maturity of our investment portfolio and our liabilities have been small at the aggregate level.

Funds Withheld at Interest Portfolio

         Funds withheld at interest arise on modified coinsurance agreements and funds withheld coinsurance agreements. In economic substance, these agreements are identical to coinsurance treaties except that the ceding company retains control of and title to the assets. The ceding company holds assets backing the statutory reserves in a segregated portfolio, which is managed by the ceding company or by investment managers appointed by the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies' statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.

         At December 31, 2006, the market value of the assets representing funds withheld at interest totaled $1.9 billion with an average rating of "A" an average effective duration of 5.0 years and an average book yield of 5.9% as compared to $2.6 billion with an average rating of "A+" an average effective duration of 5.1 years and an average book yield of 5.6% at December 31, 2005. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.9 billion and $2.6 billion at December 31, 2006 and December 31, 2005, respectively.

         At December 31, 2006 and 2005, funds withheld at interest were in respect of seven contracts with four ceding companies. At December 31, 2006, one contract with Lincoln National Life Insurance Company accounted for $0.9 billion or 47% of the funds withheld balances. One contract with Security Life of Denver International Limited that accounted for $0.3 billion or 18% of the funds withheld balances, and one contract with Fidelity & Guaranty Life accounted for $0.6 billion or 33% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from AM. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.7 billion and $2.4 billion at December 31, 2006 and 2005, respectively.

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

                             December 31, 2006              December 31, 2005
                        --------------------------   -------------------------
Ratings                 $   Millions         %       $   Millions       %
-------                 -------------   ----------   -------------   ---------
AAA...............      $     427.5        22.1%     $    705.9        27.4%
AA................            166.6         8.6           146.0         5.7
A.................            561.1        29.0           741.6        28.9
BBB...............            605.6        31.3           785.8        30.6
BB or below.......             75.1         3.9            78.0         3.0
                        -------------   ----------   -------------   ---------
                            1,835.9        94.9         2,457.3        95.6
Commercial
mortgage loans....             98.8         5.1           112.6         4.4
                        -------------   ----------   -------------   ---------
Total.............      $   1,934.7       100.0%     $  2,569.9       100.0%
                        =============   ==========   =============   =========

         According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                          December 31, 2006   December 31, 2005
                                      ----------------------  ------------------
Sector                                 $ Millions       %     $ Millions     %
----                                  ------------   -------  ----------   -----
U.S. Treasury securities and U.S.
  government agency obligations ....   $     58.8      3.0%   $    62.3     2.4%
Corporate securities ...............      1,323.7     68.4      1,634.4    63.6
Municipal bonds ....................         29.9      1.6         33.0     1.3
Mortgage and asset backed
  securities .......................        463.4     24.0        595.1    23.1
Commercial mortgage loans ..........         98.9      5.1        112.5     4.4
Cash ...............................        (40.0)    (2.1)       132.6     5.2
                                      ------------   -------  ----------  ------
Total ..............................   $  1,934.7    100.0%   $ 2,569.9   100.0%
                                      ============   =======  ==========  ======

Liquidity and Capital Resources

Cash flow

         Net cash provided by operating activities amounted to $462.9 million in 2006 compared to net cash provided by operating activities of $365.7 million in 2005. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. During 2006, $442.3 million of funds withheld were released as a result of the Ballantyne Re transaction.

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

         Net cash used in investing activities was $2,799.9 million in 2006 compared to net cash used in investing activities of $1,857.9 million in 2005. The increase in net cash used in investing activities principally relates to the purchases of fixed maturity securities. In the current year, these were primarily related to the investment of the proceeds of the Regulation XXX transactions closed in December 2005 and May 2006 and the excess cash generated by operating and financing activities. In 2005, these were primarily related to the investment of the proceeds of the collateral finance facilities and the excess cash generated by operating and financing activities and investment of funds received on the ING acquisition.

         Net cash provided by financing activities was $1,539.6 million in 2006 and $2,117.8 million in 2005. The current year financings included $1,771.8 million raised in collateral finance facilities, $265.0 million from the drawdown of the Stingray facility, $147.4 million from the prepaid variable share forward contract, reduced by $522.3 million related to net withdrawals from interest sensitive contracts and $115.0 million repayment of long term debt. Prior year financings mainly relate to collateral finance facilities proceeds.

Credit facilities

         On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks to provide capacity for borrowing and extending letters of credit. All outstanding letters of credit under this facility were cancelled and the facility was terminated effective January 19, 2007.

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

         On November 21, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Limited entered into a one year, $5.0 million letter of credit facility on a fully secured basis. Outstanding letters of credit at December 31, 2006 and February 23, 2007 were $1.6 million and $75,000, respectively.

The Holding Company

         We are a holding company whose primary uses of liquidity include, but are not limited to, operating expenses, the immediate capital needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. See Note 9 "Debt Obligations" in the Notes to the Consolidated Financial Statements. The primary sources of our liquidity include proceeds from our capital raising efforts, interest income on corporate investments and dividends from operating subsidiaries. The holding company also receives funding from its subsidiaries through transfer pricing reflecting services performed by the holding company on behalf of its subsidiaries. We will continue to be dependent upon these sources of liquidity. On December 6, 2006, we repurchased nearly all of the $115.0 million 4.5% Senior Convertible Notes issued by Scottish Re, which note holders had the right to put to us. The remaining $8,000 in Senior Convertible Notes were subsequently repurchased and cancelled in January 2007.

         Based on our known sources and uses of liquidity, our liquidity position is very tight over the near term. During the third quarter of 2006, we successfully completed a reinsurance transaction that provided approximately $120.0 million of additional liquidity. To further enhance our liquidity position, we are negotiating a $100 million term loan facility with Cerberus to provide a source of liquidity until the closing of the Transaction. To the extent that we are not able to close this term loan facility or obtain additional sources of liquidity, we face the possibility of running out of liquidity in the second quarter of 2007. Over the longer term, we will need significant amounts of new capital to support existing and new business. These capital requirements will largely be satisfied by the consummation of the Transaction.

Capital

Total capitalization is analyzed as follows:

                                                  December 31, 2006      December 31, 2005      December 31, 2004
                                                --------------------   --------------------   ---------------------
Shareholders' equity........................    $      1,057,192       $      1,271,712       $        862,674
Mezzanine equity............................             143,665                143,057                142,449
Long-term debt..............................             129,500                244,500                244,500
7.00% Convertible Junior Subordinated Notes.                   -                      -                 41,282
                                                --------------------   --------------------   ---------------------
                                                $      1,330,357       $      1,659,269       $      1,290,905
                                                ====================   ====================   =====================


         The decrease in shareholders' equity at December 31, 2006 as compared to December 31, 2005 was primarily due to the net loss available to ordinary shareholders of $376.7 million for 2006, partially offset by the settlement of the prepaid variable share forward contract in which we received $147.3 million in the aggregate and issued an aggregate 6,578,948 ordinary shares.

         The increase in capitalization at December 31, 2005 compared to December 31, 2004 was principally due to net proceeds of $174.1 million on the issuance of 7,660,000 ordinary shares (including an over allotment option of 1,410,000 shares), net proceeds of $168.3 million on the issuance of 5,000,000 non-cumulative perpetual preferred shares, the conversion of the 7% Convertible Junior Subordinated Note to ordinary shares and net income for the year ended December 31, 2005 of $130.2 million. These increases were partially offset by the net costs of the variable equity sale forward contracts of $13.8 million, decrease in other comprehensive income of $41.6 million and increase in dividends declared of $6.6 million. Other comprehensive income consists of the unrealized appreciation/depreciation on investments and the cumulative translation adjustment arising from the translation of Scottish Re Holdings Limited's balance sheet at exchange rates as of December 31, 2005.

         See Notes 8, 9, 10 and 11 of the Consolidated Financial Statements for additional details on the items noted in the table.

Prepaid variable share forward contract

         In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the "forward purchasers") and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we would deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also had the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception was reflected in shareholders' equity (as a reduction in additional paid-in capital). In addition, the underwriting costs of the forward sales agreements were reflected in shareholders' equity (as a reduction in additional paid-in capital).

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

         On August 9, 2006, the forward purchasers notified us of the occurrence of "Increased Cost of Stock Borrow" under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. On August 17, 2006, we received cash proceeds of $36.5 million and issued 6,578,948 ordinary shares, which satisfied in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers' obligations to pay us under such agreements. An imputed dividend was charged to earnings based on the pro-rated amount of time that elapsed from the original prepayment date until settlement date. The balance of the discount reduced the net proceeds on issuance of shares.

         Upon the settlement of the forward sales agreements, we have received $147.3 million in the aggregate and issued an aggregate 6,578,948 ordinary shares.

Long-term debt

         Effective December 1, 2006, we executed an amendment to our bank credit facility agreement that permitted the payment of up to $115.0 million from Scottish Annuity & Life Insurance Company (Cayman) Ltd. to Scottish Re Group Limited. The payment was transferred on December 4, 2006. These actions enabled us to repurchase nearly all of the $115.0 million 4.5% Senior Convertible Notes which note holders had the right to put to us on December 6, 2006. We subsequently repurchased the remaining $8,000 in Senior Convertible Notes that were not put in order to retire the full issue. The notes were purchased at a repurchase price of 100% of their principal amount plus accrued and unpaid interest and additional amounts, if any, in cash.

Shareholder dividends

         On July 28, 2006, the Board of Directors suspended the dividend on our ordinary shares. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant.

         In accordance with the forbearance agreement with HSBC, we are prohibited from declaring any cash dividend, exclusive of the non-cumulative perpetual preferred shares during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has an insurer financial strength rating of at least A- for Standard & Poor's and A3 for Moody's Investors Service.

         Collateral

         We must have sufficient assets available for use as collateral to support our borrowings, letters of credit and certain reinsurance transactions. With reinsurance transactions, the need for collateral or letters of credit arises in the following ways:

     o When Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited or Scottish Re Limited enter into a reinsurance treaty with a U.S. customer, they must contribute assets into a qualifying reserve credit trust and/or provide a letter of credit to enable the U.S. ceding company to obtain a reserve credit for the reinsurance transaction since these companies are not licensed or accredited U.S. reinsurers.

     o When Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital to cover strain from acquisition costs and increases in required risk-based capital. To the degree its own surplus is not sufficient to meet this need, we can make an additional capital contribution into Scotitsh Re (U.S.), Inc. or Scottish Re (U.S.), Inc. can cede a portion of the transaction to another company within the group or an unrelated reinsurance company. If that reinsurer is not a licensed or accredited U.S. reinsurer, it must contribute assets to a qualifying reserve credit trust and/or provide a letter of credit in order for Scottish Re (U.S.), Inc. to obtain reserve credit. Scottish Re (U.S.), Inc. has ceded significant amounts of business to Scottish Re (Dublin) Limited, relieving Scottish Annuity & Life Insurance Company (Cayman) Ltd. of the need to contribute substantial amounts of capital to Scottish Re (U.S.), Inc. in connection with such cessions by Scottish Re (U.S.), Inc. to Scottish Re (Dublin) Limited, Scottish Re (Dublin) Limited must contribute eligible assets to qualifying reserve credit trusts and/or provide letters of credit to provide Scottish Re (U.S.), Inc. with reserve credit.

     o Scottish Re (U.S.), Inc. and Scottish Re Life Corporation are licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. As a result, they generally are not required to provide collateral in order for their U.S. customers to receive reserve credit; however, Scottish Re (U.S.), Inc. may agree to provide a reserve credit trust, security trust, or letter of credit to mitigate the counter-party risk from the customer's perspective, thereby enabling transactions that otherwise would be unavailable or would be available only on significantly less attractive terms.

ING Collateral Arrangement

         Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX statutory reserve requirements of the acquired business for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. We are entitled to a partial rebate of this fee to the extent satisfactory alternative collateral arrangements are implemented prior to the end of 2007.

         In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral arrangements to fund Regulation XXX statutory reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business.

         The first transaction is a 20 year collateral finance facility with HSBC that provides up to $1.0 billion of collateral to satisfy Regulation XXX statutory reserve requirements ("HSBC II") and is in addition to the facility with HSBC that was originally completed in 2004 ("HSBC I"). The second arrangement is a long-term reinsurance facility ("Reinsurance Facility") with a third-party Bermuda reinsurer which provides collateral to secure Regulation XXX statutory reserve requirements in an amount up to $1.0 billion. The Bermuda reinsurer provides security in the form of letters of credit in trust equal to the statutory reserves. Finally, in 2006 we completed the Ballantyne Re securitization in a private offering of $1.74 billion of debt to external investors and $178.0 million of debt to Scottish Annuity & Life Insurance Company (Cayman) Ltd. These transactions have allowed us to secure within eighteen months of the ING acquisition financing for almost all of the Regulation XXX reserves business acquired from ING. These transactions replaced ING collateral and resulted in a refund from ING for fees incurred of $6.7 million in 2005 and $6.2 million in 2006.

HSBC I

         In 2004, we entered into a collateral finance facility with HSBC ("HSBC I"). This facility provides up to $200.0 million that can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income
(loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at December 31, 2006, approximately $188.5 million of this facility was being utilized.

         Due to the rating agency downgrades after our announcement of earnings for the second quarter of 2006, HSBC requested additional collateral under the total return swap agreements related to both HSBC I and HSBC II (see below). In exchange for us agreeing to provide HSBC with additional collateral of up to $65.0 million, HSBC agreed to forbear from demanding any amounts of additional collateral through December 6, 2006. To date, we have provided HSBC with $65.0 million of additional collateral.

         On November 26, 2006, we entered into an amended and restated forbearance agreement with HSBC, pursuant to which HSBC has agreed not to make demands for additional collateral under our collateral finance facilities with HSBC so long as certain conditions are met during the forbearance period which ends on December 31, 2008. This amended forbearance agreement will terminate if the Transaction is not completed. We will likely face demands from HSBC for additional collateral in this event, thereby further exacerbating our tight liquidity and capital position. Any breach by us of our obligation to post collateral could result in an acceleration of our obligations under these collateral finance facilities, which would require us to seek bankruptcy protection under applicable law if we were unable promptly to access alternative sources of capital. (See Note 2 to the Consolidated Financial Statements).

Stingray

         On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At December 31, 2006, $58.0 million was in use for this purpose. We drew down most of the remaining funds, in the amount of $265.0 million, under this facility on August 14, 2006. The put premium and interest costs incurred during the years ended December 31, 2006 and 2005 amounted to $10.2 million and $4.7 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income (loss). In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and, as a result, we are not required to consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust. The $265.0 million of funds drawn on the facility are included in interest sensitive contract liabilities on our balance sheet.

Orkney Re, Inc.

         On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company ("Orkney I"), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney I was organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. Scottish Re (U.S.), Inc. holds all of the limited liability company interest in Orkney I, and has contributed capital to Orkney I in the amount of $268.5 million. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

         The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

         Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At December 31, 2006, the interest rate was 5.91%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

         In accordance with FIN 46R, Orkney I is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney I has been consolidated in our financial statements. The assets of Orkney I have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of Orkney I as investment income and the cost of the facility is reflected in collateral finance facilities expense.

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

         The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $30.0 million of Series C Floating Rate Notes due December 21, 2036. These notes accrue interest only. Payment of interest does not occur until the Orkney II Notes are fully repaid. Scottish Re Group Limited owns $0.5 million Series D Convertible Notes due December 21, 2036 and 76,190,000 Preference Shares of $1.00 each in capital.

         Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0% for the Series B Notes. At December 31, 2006, the interest rate on the Series A-1 Notes was 5.80%, Series A-2 Notes was 6.11%, and Series B Notes was 8.38%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

         In accordance with FIN 46R, Orkney II is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney II has been consolidated in our financial statements. The assets of Orkney II have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of Orkney II as investment income and the cost of the facility is reflected in collateral finance facilities expense.

HSBC II

         On December 22, 2005, we entered into a second collateral finance facility with HSBC ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at December 31, 2006, $529.0 million of this facility was being utilized.

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

         o        $100.0 million of Class A-3 Floating Rate Guaranteed Notes
                  Series D,

         o        $10.0 million of Class B-1 7.51244% Subordinated Notes,

         o $40.0 million of Class B-2 Subordinated Floating Rate Notes, and

         o        $42.0 million of Class C-1 Subordinated Variable Interest Rate
                  Notes.

         The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $8.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes", and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

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

         Proceeds from this offering were used to fund the Regulation XXX reserve requirements for the business acquired from ING $1.65 billion of the proceeds from the Ballantyne Notes have been deposited into a series of accounts that collateralize the reserve obligations of Scottish Re (U.S.), Inc.

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

         In accordance with FIN 46R, Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) include the investment return of Ballantyne Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.

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

Collateral Summary

         At December 31, 2006, we had $3.8 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney I, Orkney II and Ballantyne Re transactions. In connection with these transactions, we have assets in trust of approximately $5.6 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

         As described above, we have a number of facilities in place to provide collateral for our reinsurance business, including HSBC I and Stingray. However, the HSBC I facility has been fully utilized and it is uncertain if a similar facility can be completed or if the current facility will remain available for future use following a permanent Regulation XXX transaction which would reduce the current usage of the HSBC I facility. Finally, the Stingray facility has been fully utilized. Other existing sources of collateral include cash and other assets which are available, although extremely limited in their amount.

         Based on our known sources and uses of liquidity, our collateral and liquidity position is very tight over the near term. During the third quarter of 2006, we successfully completed a reinsurance transaction that provided approximately $120.0 million of additional liquidity. To further enhance our liquidity position, we are negotiating a $100 million term loan facility with Cerberus to provide a source of liquidity until the closing of the Transaction. To the extent that we are not able to close this term loan facility or obtain additional sources of liquidity in the second quarter of 2007. We face the possibility of running out of collateral and liquidity. Over the longer term, we will need significant amounts of new capital to support existing and new business. These capital requirements will largely be satisfied by the consummation of the Transaction.

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

         All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of December 31, 2006. See Risk Factors beginning on page 22 for a discussion of the potential impact on our regulatory capital requirements if the Transaction is not consummated.

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

         In accordance with SFAS No. 133, this contract is considered to be a derivative. We record this contract at fair value which is included in "Other assets" and "Other liabilities" in the consolidated balance sheets with any changes in the value reflected in "Acquisition costs and other insurance expenses" in the consolidated statements of income (loss). There is no quoted market value available for this derivative. The fair value is estimated utilizing published mortality data. Expenses related to this transaction are included in "Acquisition costs and other insurance expenses" in the Corporate and Other Segment.

         Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are, therefore, not required to consolidate it in our consolidated financial statements.

                  Contractual Obligations and Commitments

         The following table shows our contractual obligations and commitments as of December 31, 2006, other then those arising from our reinsurance business including our payments due by period:

                                        Less Than 1                                     More Than 5
                                            Year         1-3 Years       4-5 Years         Years           Total
                                       -------------   ------------    -------------   -------------   ------------
Long-term debt...................      $     17,500    $    112,000    $          -    $          -    $    129,500
Operating leases.................             5,615          10,536           9,021          28,373          53,545
Funding agreements...............                 -         100,000               -         265,000         365,000
Collateral finance facilities....         2,189,480         717,955         850,000               -       3,757,435
Life claims payable..............           500,465               -               -               -         500,465
                                       -------------   ------------    -------------   -------------   ------------
                                       $  2,713,060    $    940,491    $    859,021    $    293,373    $  4,805,945
                                       =============   ============    =============   =============   ============

         Our long-term debt is described in Note 9 to the Consolidated Financial Statements. Long-term debt includes capital securities with various maturities up to 2034. They are however, redeemable at earlier dates. They have been included in the above table at the earliest redemption date.

         We lease office space in the countries in which we operate. These leases expire at various dates through 2023.

         Amounts due under funding agreements are reported in interest sensitive contract liabilities in the consolidated balance sheets. These are agreements in which we earn a spread over LIBOR. The contractual repayment terms are detailed in the table above.

         Collateral finance facilities include HSBC I and HSBC II, and securitization obligations with Orkney Re, Orkney Re II plc and Ballantyne Re plc. These transactions are described in the previous section. These obligations are fully secured by fixed maturity investments and cash and cash equivalents included in our Consolidated Balance Sheet. The liabilities have been included in the table above at the earliest redemption date.

         Life claims payable are included in "Reserves for Future Policy Benefits" in the consolidated balance sheets. Life claims payable include benefit and claim liabilities for which we believe the amount and timing of the payment is essentially fixed and determinable. Such amounts generally relate to incurred and reported death claims and amounted to $500.5 million at December 31, 2006. As of December 31, 2006, reserves for future policy benefits of approximately $3.9 billion related primarily to reinsurance of traditional life insurance and related policies and approximately $3.4 billion of interest sensitive contract liabilities, primarily deferred annuities, have been excluded from this table because these amounts are generally comprised of policies or contracts where (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract. The timing of payment on these liabilities is not reasonably fixed and determinable since the insurable event or payment triggering event has not yet occurred, and we have no control over the timing of such occurrence. In addition to timing of payments, significant uncertainties relating to these liabilities include mortality, morbidity and persistency.

Off balance sheet arrangements

         We have no obligations, assets or liabilities other than those disclosed in the financial statements forming part of this Form 10-K, no trading activities involving non-exchange traded contracts accounted for at fair value, and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.

                          New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

         In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

         FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns that will affect the financial statements, the adoption of FIN 48 may have a significant impact on our consolidated financial statements.

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

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

         In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SOP 05-1 and do not expect that the adoption of SOP 05-1 will have a material impact on our consolidated financial statements.

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

         These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:

         o our ability to consummate the Transaction (including obtaining necessary regulatory approvals and shareholder approval) and realize the benefits of such transaction;

         o the impact on our financial condition of the failure to consummate the Transaction;

         o the validity of assumptions and methodologies used by management in analyzing potential run-off scenarios and in predicting our further capital and liquidity needs and the inability to predict with certainty any future scenarios;

         o uncertainties relating to the ratings accorded to us and our insurance subsidiaries;

         o uncertainties in our ability to raise equity capital or other sources of funding to support ongoing capital and liquidity needs;

         o uncertainties relating to future actions that may be taken by creditors, regulators and ceding insurers relating to our ratings and financial condition;

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

         o the impact of acquisitions, including our ability to successfully integrate acquired businesses, the competing demands for our capital and the risk of undisclosed liabilities;

         o risk that an ownership change will result in a limitation on our ability to fully utilize tax net operating losses;

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

         Our investments, which are primarily fixed income securities, are subject to market value, reinvestment, and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The cash flows required to pay future benefits are subject to actuarial uncertainties; in some cases, the policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates. We analyze the potential results of a transaction, including the cash flows of the liabilities and of the related assets, and any risk mitigation measures, and we price transactions to cover our costs, including estimated credit losses, and earn a desirable risk-adjusted return under various scenarios. We use interest rate swaps and options as tools to mitigate these risks. We may also retrocede some risks to other reinsurers.

Interest Rate Risk

         Interest rate risk consists of two components: (1) in a falling rate scenario, funds reinvested may earn less than is necessary to match anticipated liabilities; and (2) in a rising rate scenario, cash outflows may have to be funded by selling assets, which will then be trading at depreciated values. With some annuity liabilities, these risks are compounded by potential adverse selection by customers in exercising their surrender options in rising rate scenarios and the effect of minimum guaranteed credited rates in falling rate scenarios.

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

Foreign Currency Risk

         Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, incur operating expenses in British pounds, reinsure business denominated in U.S., dollars, British pounds, Euros and other currencies, and maintain parts of their investment portfolios in Euros and British pounds. All of Scottish Re Limited's original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in Euros or British pounds. The results of the business recorded in Euros and in British pounds are then translated to United States dollars. We attempt to limit substantial exposures to foreign currency risk, but do not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.

         We may enter into investment, insurance and reinsurance transactions in the future in currencies other than United States dollars. Our objective is to avoid substantial exposures to foreign currency risk. We will manage these risks using policy limits, asset-liability management techniques and hedging transactions.

Sensitivity Analysis-Change In Interest Rates

         We regularly conduct analyses to gauge the financial impact of changes in interest rates on our financial condition. Techniques include, but are not limited to, simulation of future asset and liability cash flows under multiple interest rate scenarios and comparison of option-adjusted duration of assets and liabilities. On a monthly basis, we measure the gap between the effective duration of the investments and the target duration. For assets supporting liabilities, we set the target duration to minimize interest rate risk for each liability transaction. Our investment policy limits the duration gap to 0.75 years. For floating-rate borrowings and liabilities, we target floating-rate assets, which have a duration near zero. For capital account assets, we target a duration of 3.0 years.

Quantitative Disclosure of Interest Rate Risk

         The following tables provide information as of December 31, 2006 about the interest rate sensitivity of the portion of our investment portfolio managed by external managers. The tables do not include other cash balances of $0.5 billion, or funds withheld at interest of $1.9 billion. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.

         In 2004, we entered into an interest rate swap agreement with a notional amount of $100.0 million and a maturity of July 2009. On August 2, 2006, we terminated the swap contract for net proceeds of $3.5 million. This swap was used to manage a portion of the interest rate exposure on the balance sheet and had the effect of shortening the duration on our overall controlled portfolio by 0.05 years or approximately equivalent to reducing our four year maturity exposure by $100.0 million.

         December 31, 2006 market interest rates were used as discounting rates in the estimation of fair value.

                                                         Expected Maturity Date
-----------------------------------------------------------------------------------------------------------------------
                                                                                                             Total
Total                   2007        2008         2009        2010         2011     Thereafter      Total     Fair Value
-----                 --------   ----------  ----------   ----------    --------   ----------   ----------  -----------
Principal amount..    $555,471   $1,049,348  $1,365,567   $1,791,564    $918,149   $3,121,903   $8,802,002  $8,226,123
Book value........     571,448      952,384   1,147,134    1,521,020     764,278    3,308,154    8,264,418
Weighted average
  book yield......       5.38%        5.26%       5.52%        5.62%       5.43%        5.61%        5.53%

                                                         Expected Maturity Date
-----------------------------------------------------------------------------------------------------------------------
                                                                                                             Total
Fixed Rate Only         2007        2008         2009        2010         2011     Thereafter      Total     Fair Value
-----------------     --------   ----------  ----------   ----------    --------   ----------   ----------  -----------
Principal amount..    $248,131     $484,614    $555,126     $560,741    $513,893   $2,524,770   $4,887,275  $4,302,714
Book value........     264,022      387,889     336,389      289,950     360,041    2,708,615    4,346,906
Weighted average
  book yield......       5.13%        4.57%       4.89%        5.05%       5.20%        5.59%        5.35%

                                                         Expected Maturity Date
----------------------------------------------------------------------------------------------------------------------
                                                                                                             Total
Floating Rate Only     2007        2008         2009        2010         2011     Thereafter      Total     Fair Value
------------------   --------   ----------  ----------   ----------    --------   ----------   ----------  -----------
Principal amount.    $307,340     $564,734    $810,441   $1,230,823    $404,256     $597,133   $3,914,727  $3,923,409
Book value.......     307,426      564,495     810,745    1,231,070     404,237      599,539    3,917,512
Weighted average
  book yield.....       5.60%        5.74%       5.78%        5.76%       5.64%        5.69%        5.73%

Item 8:     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         The information called for by this item is set forth in "Item 15:
Exhibits, Financial Statement Schedules and Reports on Form 8-K."

Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

         There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2006.

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

Management's Report on Internal Control over Financial Reporting

         Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rules 13a-15(f) of the Securities and Exchange Act of 1934, as amended. Under the supervision and with the participation of management, including our principal executive and financial officers, we have conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2006. In designing and evaluating the internal control over financial reporting, we recognize that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

         In making their assessment of internal control over financial reporting, management used criteria established in "Internal Control - Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO criteria"). Based on their evaluation, management has concluded that we maintained effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

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

             Report of Independent Registered Public Accounting Firm
                  on Internal Control Over Financial Reporting

         The Board of Directors and Shareholders Scottish Re Group Limited

We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that Scottish Re Group Limited maintained effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scottish Re Group Limited's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the company's internal control over financial reporting based on our audit.

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

In our opinion, management's assessment that Scottish Re Group Limited maintained effective internal control over financial reporting as of December 31, 2006, is fairly stated, in all material respects, based on the COSO criteria. Also, in our opinion, Scottish Re Group Limited maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Scottish Re Group Limited as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006 of Scottish Re Group Limited and our report dated February 28, 2007 expressed an unqualified opinion thereon.


/s/ Ernst & Young LLP

Charlotte, North Carolina
February 28, 2007

NYSE CEO Certification

         We filed our 2006 annual CEO certification with the New York Stock Exchange on June 5, 2006. We anticipate filing our 2007 annual CEO certification with the NYSE on or about June 1, 2007. Additionally, we filed with the SEC as exhibits to our Form 10-K for the year ended December 31, 2006 the CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002.

Item 9B:    OTHER INFORMATION

         None.

PART III

Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

         The information required by this Item 10 will be set forth in our Proxy Statement for 2007 Annual Meeting of Shareholders (the "2007 Proxy Statement") under the captions "Proposal for Election of Directors," "Principal Shareholders and Management Ownership" and "Section 16(a) Beneficial Ownership Reporting Compliance" and is incorporated herein by reference.

Item 11:    EXECUTIVE COMPENSATION

         The information required by this Item 11 will be set forth in the 2007 Proxy Statement under the captions "Management Compensation" and "Report on Executive Compensation" and is incorporated herein by reference.

Item 12: SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

         The information required by this Item 12 will be set forth in the 2007 Proxy Statement under the caption "Principal Shareholders and Management Ownership" and is incorporated herein by reference.

Item 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         The information required by this Item 13 will be set forth in the 2007 Proxy Statement under the caption "Certain Transactions" and is incorporated herein by reference.

Item 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

         The information required by this Item 14 will be set forth in the 2007 Proxy Statement under the caption "Fees Billed to the Company by Ernst & Young LLP" and is incorporated herein by reference.

PART IV

Item 15:    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

         Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

3.1 Memorandum of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (6)

3.2 Articles of Association of Scottish Re Group Limited, as amended as of April 7, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (6)

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.3 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.4 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (10)

4.7 Certificate of Designations of Scottish Re Group Limited's Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

4.8 Specimen Stock Certificate for the Company's Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.1 Employment Agreement dated June 18, 1998 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Exhibit 10.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(24)

10.2 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(24)

10.3 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(24)

10.4 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.5 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.6     1999 Stock Option Plan (incorporated herein by reference to Exhibit
         10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).
         (2)(24)

10.7 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(24)

10.8 Employment Agreement dated September 18, 2000 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to
         Exhibit 10.16 to Scottish Re Group Limited's 2000 Annual Report on Form 10-K). (3)(24)

10.9 Share Purchase Agreement by and between Scottish Re Group Limited and Pacific Life dated August 6, 2001 (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (7)

10.10 Amendment No. 1, dated November 8, 2001, to Share Purchase Agreement dated August 6, 2001 by and between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.11    2001 Stock Option Plan (incorporated herein by reference to Exhibit
         10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
         (4)(24)

10.12 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K). (4)(24)

10.13 Tax Deed of Covenant dated December 31, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.14 Letter Agreement dated December 28, 2001 between Scottish Re Group Limited and Pacific Life (incorporated by reference to Scottish Re Group Limited's Current Report on Form 8-K). (5)

10.15 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(24)

10.16 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
         2002). (8)(24) 10.17 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(24)

10.18 Employment Agreement dated July 1, 2002 between Scottish Re Group Limited and Elizabeth Murphy (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(24)

10.19 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(24)

10.20 Employment Agreement dated July 8, 2002 between Scottish Re Group Limited and Scott E. Willkomm (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(24)

10.21 Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(24)

10.22 Employment Agreement dated February 10, 2003 between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(24)

10.23 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(24)

10.24 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.25 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.26 Employment Agreement dated May 1, 2003 between Scottish Re Holdings Limited and David Huntley (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended September 30, 2003). (13)(24)

10.27 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.28 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.29 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.30 Employment Agreement dated April 21, 2004, by and among Scottish Holdings, Inc. and Seth W. Vance (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(24)

10.31 Amendment to Employment Agreement dated March 29, 2004, by and between Scottish Re (U.S.), Inc. and Oscar R. Scofield (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2004, filed with the SEC on August 9,
         2004). (24)

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

10.38 Amendment to Employment Agreement dated as of March 29, 2004, by and among Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 8, 2004). (24)

10.39 Employment Agreement, dated as of March 29, 2004, by and among Scottish Re Group Limited and Deborah G. Percy (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the quarter ended September 30, 2004, filed with the SEC on November 8,
         2004). (24)

10.40 Employment Agreement, dated as of January 1, 2005, between Scottish Holdings, Inc. and Gary Dombowsky (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)(24)

10.41 Amendment to Employment Agreement, dated as of February 7, 2005, between Scottish Re Group Limited and Michael C. French (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)(24)

10.42 Employment Agreement, dated as of February 1, 2005, between Scottish Re Group Limited and Hugh T. McCormick (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K).
         (20)(24)

10.43 Employment Agreement, dated as of December 1, 2004, between Scottish Holdings, Inc. and Kenneth R. Stott (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K).
         (20)(24)

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

10.62 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)10.63 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22) 10.64 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.65 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.66 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.67 Employment Agreement, dated as of July 18, 2005, between Scottish Re Group Limited and Dean Miller (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19) (24)

10.68 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

10.69 Amendment to Employment Agreement, dated as of October 29, 2006, between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on November 2, 2006). (24)

10.70 Securities Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LLC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.71 Form of Registration Rights and Shareholders Agreement (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.72 Voting Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC, SRGL Acquisition, LLC, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.73 First Amendment to Asset Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Security Life of Denver Insurance Company and Security Life of Denver International Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.74 Letter Agreement, dated as of November 30, 2006, by and among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.75 Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
         (23)

10.76 Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.77 Amendment No. 2 to Securities Purchase Agreement, dated as of February 20, 2007, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LDC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on February 21, 2007).

10.78    Amendment Three to the 2004 Equity Incentive Compensation Plan. (24)

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

         (18) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 8, 2005.

         (19) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 4, 2005.

         (20) Scottish Re Group Limited's 2004 Annual Report on Form 10-K was filed with the SEC on March 18, 2005.

         (21) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 22, 2005.

         (22) Scottish Re Group Limited's Current Report on Form 8-K as filed with the SEC on November 29, 2006.

         (23) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 1, 2006.

         (24) This exhibit is a management contract or compensatory plan or arrangement.

FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

                                                                         Page
Report of Independent Registered Public Accounting Firm...............    98
Consolidated Balance Sheets...........................................    99
Consolidated Statements of Income (Loss)..............................   100
Consolidated Statements of Comprehensive Income (Loss)................   101
Consolidated Statements of Shareholders' Equity.......................   102-103
Consolidated Statements of Cash Flows.................................   104
Notes to Consolidated Financial Statements............................   105-153
Schedule I - Summary of Investments...................................   154
Schedule II - Condensed Financial Information.........................   155-156
Schedule III - Supplementary Insurance Information....................   157
Schedule IV - Reinsurance.............................................   158
Schedule V - Valuation and Qualifying Accounts........................   159

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

             Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of Scottish Re Group Limited

We have audited the accompanying consolidated balance sheets of Scottish Re Group Limited and subsidiaries as of December 31, 2006 and 2005, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders' equity, and cash flows for each of the three years in the period ended December 31, 2006. Our audit also included the financial statement schedules listed at Item 15 (a) (2). These financial statements and schedules are the responsibility of Scottish Re Group Limited's management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Re Group Limited and subsidiaries at December 31, 2006 and 2005, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2006, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.

As discussed in Note 2 to the financial statements, Scottish Re Group Limited reported a net loss for the year ended December 31, 2006 and a retained deficit at December 31, 2006. In addition, the Company has experienced deteriorating financial performance and worsening liquidity and collateral position. These concerns raise substantial doubt about the Company's ability to continue as a going concern. Management's plans as to these matters also are described in Note
2. The 2006 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of Scottish Re Group Limited's internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 28, 2007 expressed an unqualified opinion thereon.



/s/ Ernst & Young LLP

Charlotte, North Carolina
February 28, 2007

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States Dollars, except share data)

                                                                                       December 31,      December 31,
                                                                                           2006              2005
                                                                                   ----------------   -----------------
Assets
Fixed maturity investments, available for sale, at fair value
   (Amortized cost $8,103,743; 2005-$5,323,488)...............................     $    8,065,524     $   5,292,595
Preferred stock available for sale, at fair value (Cost $119,721 2005-$137,271)           116,933           133,804
Cash and cash equivalents.....................................................            622,756         1,420,205
Other investments.............................................................             65,448            54,619
Funds withheld at interest....................................................          1,942,079         2,597,416
                                                                                   ----------------   -----------------
   Total investments..........................................................         10,812,740         9,498,639
Accrued interest receivable...................................................             57,538            44,012
Reinsurance balances and risk fees receivable.................................            481,908           426,838
Deferred acquisition costs....................................................            618,737           594,583
Amounts recoverable from reinsurers...........................................            554,589           560,005
Present value of in-force business............................................             48,779            54,743
Goodwill......................................................................                  -            34,125
Other assets..................................................................            178,311            87,198
Deferred tax assets...........................................................                  -            55,453
Segregated assets.............................................................            683,470           760,707
                                                                                   ----------------   -----------------
   Total assets...............................................................     $   13,436,072     $  12,116,303
                                                                                   ================   ===============

Liabilities
Reserves for future policy benefits...........................................     $    3,919,901     $   3,526,220
Interest sensitive contract liabilities.......................................          3,399,410         3,907,573
Collateral finance facilities.................................................          3,757,435         1,985,681
Accounts payable and other liabilities........................................             95,260            83,130
Reinsurance balances payable..................................................             72,304           175,263
Current income tax payable....................................................                 48             9,155
Deferred tax liability........................................................            169,977                 -
Long-term debt................................................................            129,500           244,500
Segregated liabilities........................................................            683,470           760,707
                                                                                   ----------------   --------------
   Total liabilities..........................................................         12,227,305        10,692,229

Commitments and contingencies (See Note 18)                                                     -                 -
Minority Interest.............................................................              7,910             9,305
Mezzanine Equity..............................................................            143,665           143,057
Shareholders' Equity
Share capital, par value $0.01 per share:
   Issued and outstanding: 60,554,104 ordinary shares (2005 - 53,391,939).....                606               534
Preferred shares, par value $0.01 per share:
   Issued: 5,000,000 shares (2005 - 5,000,000 shares).........................            125,000           125,000
Additional paid-in capital....................................................          1,050,860           893,767
Accumulated other comprehensive income (loss).................................                340            (9,991)
Retained earnings (deficit)...................................................           (119,614)          262,402
                                                                                   ----------------   ---------------
   Total shareholders' equity.................................................          1,057,192         1,271,712
                                                                                   ----------------   ---------------
Total liabilities, minority interest, mezzanine equity and shareholders' equity    $   13,436,072   $    12,116,303
                                                                                   ================   ===============

          See Accompanying Notes to Consolidated Financial Statements
2

                            SCOTTISH RE GROUP LIMITED
                     CONSOLIDATED STATEMENT OF INCOME (LOSS)
      (Expressed in Thousands of United States Dollars, except share data)

                                                                                       Year Ended    Year Ended      Year Ended
                                                                                      December 31,   December 31,   December 31,
                                                                                          2006          2005           2004
                                                                                    -------------  --------------  ------------
Revenues
Premiums earned, net .............................................................. $  1,841,985   $  1,933,930    $   589,445
Investment income, net ............................................................      616,624        355,837        217,138
Fee income ........................................................................       14,493         12,316         11,547
Net realized gains (losses) .......................................................      (27,405)         3,738         (8,304)
Change in value of embedded derivatives, net ......................................        5,803         (8,492)         4,561
                                                                                    -------------  -------------   ------------
   Total revenues .................................................................    2,451,500      2,297,329        814,387
Benefits and expenses
Claims and other policy benefits ..................................................    1,591,472      1,442,505        425,965
Interest credited to interest sensitive contract liabilities ......................      172,967        132,968        106,525
Acquisition costs and other insurance expenses, net ...............................      409,185        423,775        151,405
Operating expenses ................................................................      152,311        115,573         54,658
Goodwill impairment ...............................................................       34,125             --             --
Collateral finance facilities expense .............................................      215,791         48,146          2,724
Interest expense ..................................................................       23,139         20,738         13,016
Due diligence costs ...............................................................           --             --          4,643
                                                                                    -------------  -------------   ------------
   Total benefits and expenses ....................................................    2,598,990      2,183,705        758,936
                                                                                    -------------  -------------   ------------
Income (loss) before income taxes and minority interest ...........................     (147,490)       113,624         55,451
Income tax benefit (expense) ......................................................     (220,592)        16,434         16,679
                                                                                    -------------  -------------   ------------
Income (loss) before minority interest ............................................     (368,082)       130,058         72,130
Minority interest .................................................................        1,368            139           (531)
                                                                                    -------------  -------------   ------------
Income (loss) from continuing operations before discontinued
operations ........................................................................     (366,714)       130,197         71,599
Loss from discontinued operations .................................................           --             --           (208)
                                                                                    -------------  -------------   ------------
Net income (loss) .................................................................     (366,714)       130,197         71,391
Dividend declared on non-cumulative perpetual preferred shares ....................       (9,062)        (4,758)            --
Imputed dividend on prepaid variable share forward contract .......................         (881)            --             --
                                                                                    -------------  -------------   ------------
Net income (loss) available to ordinary shareholders .............................. $   (376,657)  $    125,439    $    71,391
                                                                                    =============  =============   ============
Basic earnings (loss) per share:
   Income (loss) from continuing operations ....................................... $      (6.70)  $       2.86    $      2.00
   Discontinued operations ........................................................           --             --          (0.01)
                                                                                    -------------  -------------   ------------
   Net income (loss) available to ordinary shareholders ........................... $      (6.70)  $       2.86    $      1.99
                                                                                    =============  =============   ============
Diluted earnings (loss) per share:
   Income (loss) from continuing operations ....................................... $      (6.70)  $       2.64    $      1.91
   Discontinued operations ........................................................           --             --          (0.01)
                                                                                    -------------  -------------   ------------
   Net income (loss) available to ordinary shareholders ........................... $      (6.70)  $       2.64    $      1.90
                                                                                    =============  =============   ============
Weighted average number of ordinary shares outstanding
   Basic ..........................................................................   56,182,222     43,838,261     35,732,522
                                                                                    =============  =============   ============
   Diluted ........................................................................   56,182,222     47,531,116     37,508,292
                                                                                    =============  =============   ============

          See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                (Expressed in Thousands of United States Dollars)

                                                                   Year Ended         Year Ended         Year Ended
                                                                December 31, 2006  December 31, 2005  December 31, 2004
                                                                -----------------  -----------------  -----------------
Net income (loss)..........................................     $      (366,714)   $       130,197    $        71,391
Other comprehensive income (loss), net of tax:
   Unrealized appreciation (depreciation) on investments...             (18,055)           (30,750)             3,644
   Add: reclassification adjustment for net realized gains
   included in net income..................................              16,310               (790)            (6,831)
                                                                -----------------  -----------------  -----------------
   Net unrealized appreciation (depreciation) on investments, net of income tax benefit (expense) and deferred
   acquisition costs of $(4,097), $(32,039) and $11,366 ...              (1,745)           (31,540)            (3,187)
   Cumulative translation adjustment.......................              14,938            (10,055)             5,757
   Minimum pension liability...............................              (2,862)                 -                  -
                                                                -----------------  -----------------  -----------------
Other comprehensive income (loss)..........................              10,331            (41,595)             2,570
                                                                -----------------  -----------------  -----------------
Comprehensive income (loss)................................     $      (356,383)   $        88,602    $        73,961
                                                                =================  =================  =================

          See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
      (Expressed in Thousands of United States Dollars, except share data)

                                                     Year Ended     Year Ended      Year Ended
                                                    December 31,   December 31,    December 31,
                                                         2006          2005            2004
                                                    -------------  ------------  ---------------
Ordinary shares:
   Beginning of year ............................    53,391,939     39,931,145     35,228,411
   Ordinary shares issued .......................     6,578,948      7,660,000      3,953,183
   Issuance to employees on exercise of options .       583,217        423,467        749,551
   Issuance on exercise of warrants .............            --      5,377,327             --
                                                    -------------  ------------  ---------------
   End of year ..................................    60,554,104     53,391,939     39,931,145
                                                    -------------  ------------  ---------------
Preferred shares:
   Beginning of year ............................     5,000,000             --             --
   Non-cumulative perpetual preferred shares
     issued......................................            --      5,000,000             --
                                                    -------------  ------------  ---------------
   End of year ..................................     5,000,000      5,000,000             --
                                                    -------------  ------------  ---------------
Share capital:
Ordinary shares:
   Beginning of year ............................   $       534    $       399   $        352
   Ordinary shares issued .......................            66             77             40
   Issuance to employees on exercise of options .             6              4              7
   Issuance on exercise of warrants .............            --             54             --
                                                    -------------  ------------  ---------------
   End of year ..................................           606            534            399
                                                    -------------  ------------  ---------------
Preferred shares:
   Beginning of year ............................       125,000             --             --
   Non-cumulative perpetual preferred shares
     issued......................................            --        125,000             --
                                                    -------------  ------------  ---------------
   End of year ..................................       125,000        125,000             --
                                                    -------------  ------------  ---------------
Additional paid-in capital:
   Beginning of year ............................       893,767        684,719        548,750
   Ordinary shares issued, net of issuance costs        147,318        174,031         64,824
   Issuance to employees on exercise of options .         6,795          5,358          8,339
   Option and restricted stock unit expense .....         2,586          5,377            843
   Conversion of 7% Convertible Junior
     Subordinated Notes .........................            --         42,061             --
   Costs of forward sale agreements .............            --        (13,893)            --
   Costs of issue of non-cumulative perpetual
     preferred shares ...........................            --         (4,563)            --
   Warrants issued ..............................            --             --         62,125
   Other ........................................           394            677           (162)
                                                    -------------  ------------  ---------------
   End of year ..................................     1,050,860        893,767        684,719
                                                    -------------  ------------  ---------------

Accumulated other comprehensive income (loss):
Unrealized appreciation (depreciation) on
investments
   Beginning of year ............................       (17,879)        13,661         16,848
   Change in period (net of income taxes and
     deferred acquisition costs).................        (1,745)       (31,540)        (3,187)
                                                    -------------  ------------  ---------------
   End of year ..................................       (19,624)       (17,879)        13,661
                                                    -------------  ------------  ---------------
Cumulative translation adjustment
   Beginning of year ............................         7,888         17,943         12,186
   Change in period (net of tax) ................        14,938        (10,055)         5,757
                                                    -------------  ------------  ---------------
   End of year ..................................        22,826          7,888         17,943
                                                    -------------  ------------  ---------------
Minimum pension liability
   Beginning of year ............................            --             --             --
   Change in period (net of tax) ................        (2,862)            --             --
                                                    -------------  ------------  ---------------
   End of year ..................................        (2,862)            --             --
                                                    -------------  ------------  ---------------
Total accumulated other comprehensive income
(loss)...........................................   $       340    $    (9,991)  $     31,604
                                                    -------------  ------------  ---------------

          See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (continued)
      (Expressed in Thousands of United States Dollars, except share data)

                                                     Year Ended     Year Ended      Year Ended
                                                    December 31,   December 31,    December 31,
                                                         2006          2005            2004
                                                    -------------  ------------  ---------------
Retained earnings (deficit):
   Beginning of year ............................   $   262,402    $   145,952   $     81,708
   Net income (loss) ............................      (366,714)       130,197         71,391
   Dividends declared on ordinary shares ........        (5,359)        (8,989)        (7,147)
   Dividends declared on non-cumulative
     perpetual preferred shares .................        (9,062)        (4,758)            --
   Imputed dividend on prepaid variable
     shareforward contract ......................          (881)            --             --
                                                    -------------  ------------  ---------------
   End of year ..................................      (119,614)       262,402        145,952
                                                    -------------  ------------  ---------------
Total shareholders' equity ......................   $ 1,057,192    $ 1,271,712   $    862,674
                                                    =============  ============  ===============

          See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                (Expressed in Thousands of United States Dollars)

                                                                      Year Ended        Year Ended         Year Ended
                                                                     December 31,      December 31,       December 31,
                                                                         2006              2005               2004
                                                                   ---------------   --------------   ----------------
Operating activities
Net income (loss).............................................     $    (366,714)    $     130,197     $      71,391
Adjustments  to reconcile  net income (loss) to net cash provided by operating activities:.................................
     Net realized losses (gains)..............................            27,405            (3,738)            8,306
     Changes in value of embedded derivatives, net............            (5,803)            8,492            (4,561)
     Amortization discount on investments.....................            15,903            18,253            11,140
     Amortization of deferred acquisition costs...............           117,302            77,398            80,235
     Amortization and write-down of present value
       of in-force business...................................             5,970             7,373             7,689
     Goodwill impairment......................................            34,125                 -                 -
     Changes in assets and liabilities:.......................
         Accrued interest receivable..........................           (12,129)          (12,317)             (894)
         Reinsurance balances and risk fees receivable........          (151,856)          102,118          (136,792)
         Deferred acquisition costs...........................          (134,586)         (241,463)         (180,908)
         Deferred tax asset and liability.....................           228,843           (19,246)           68,807
         Other assets and liabilities.........................           (77,726)          (73,723)          (24,807)
         Current income tax receivable and payable............            (9,337)           17,193           (95,631)
         Reserves  for  future  policy  benefits,  net of
           amounts recoverable from reinsurers................           387,666           474,344           211,901
         Interest  sensitive contract  liabilities,  net of funds        388,571          (136,568)           34,550
           withheld at interest
         Accounts payable and other liabilities...............            11,946            17,328            (5,443)
         Other................................................             3,348                92            (6,131)
                                                                   ---------------   --------------   ----------------
     Net cash provided by operating activities................           462,928           365,733            38,852
                                                                   ---------------   --------------   ----------------
Investing activities
Purchase of fixed maturity investments........................        (4,471,513)       (3,008,823)       (1,832,494)
Proceeds from sales of fixed maturity investments.............         1,159,659           690,533           595,059
Proceeds from maturity of fixed maturity investments..........           512,718           517,775           345,778
Purchase of preferred stock investments.......................           (10,299)          (17,028)          (26,186)
Proceeds from sale and maturity of preferred stock investments            26,431             4,174            25,877
Cash received on ING acquisition..............................                 -                 -           414,008
Purchase of other investments.................................           (10,799)          (37,737)                -
Other.........................................................            (6,146)           (6,843)           (1,898)
                                                                   ---------------   --------------   ----------------
     Net cash used in investing activities....................        (2,799,949)       (1,857,949)         (479,856)
                                                                   ---------------   --------------   ----------------
Financing activities
Proceeds from collateral finance facilities...................         1,771,754         1,785,681           200,000
Deposits to interest sensitive contract liabilities...........           154,569           312,956           571,843
Withdrawals from interest sensitive contract liabilities......          (676,028)         (255,515)          (83,319)
Proceeds from issuance of ordinary shares.....................           153,698           179,466            73,210
Net proceeds from issuance of non-cumulative perpetual
  preferred shares............................................                 -           120,436                 -
Net proceeds from drawdown of Stingray facility...............           265,000                 -                 -
Costs of variable share forward contracts.....................                 -           (13,815)                -
Net proceeds from issuance of warrants........................                 -                 -            62,125
Net proceeds from issuance of long-term debt..................                 -                 -            79,500
Repayment of long term debt...................................          (115,000)                -                 -
Net  proceeds  from  issuance  of notes  payable  to buy
  Cypress Entities............................................                 -                 -            41,282
Net proceeds from exercise of Class C warrants................                 -                54                 -
Dividends paid on ordinary shares.............................            (5,359)           (8,989)           (7,147)
Dividend paid on non-cumulative perpetual preferred shares....            (9,062)           (2,492)                -
                                                                   ---------------   --------------   ----------------
     Net cash provided by financing activities................         1,539,572         2,117,782           937,494
                                                                   ---------------   --------------   ----------------
Net change in cash and cash equivalents.......................          (797,449)          625,566           496,490
Cash and cash equivalents, beginning of year..................         1,420,205           794,639           298,149
                                                                   ---------------   --------------   ----------------
Cash and cash equivalents, end of year........................     $     622,756     $   1,420,205     $     794,639
                                                                   ===============   ==============   ================
Interest paid.................................................     $       9,908     $      18,232     $      16,418
                                                                   ===============   ==============   ================
Taxes paid (refunded).........................................     $       1,774     $      (1,041)    $      28,726
                                                                   ===============   ==============   ================

          See Accompanying Notes to Consolidated Financial Statements

                            SCOTTISH RE GROUP LIMITED

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                                DECEMBER 31, 2006

1.       Organization and business

         Organization

         Scottish Re Group Limited is a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. Through our operating subsidiaries, we are principally engaged in the reinsurance of life insurance, annuities and annuity-type products. These products are written by life insurance companies and other financial institutions located in the United States, as well as in many other countries around the world. We refer to this portion of our business as Life Reinsurance. To a lesser extent, we directly issue variable life insurance and variable annuities and similar products to high net worth individuals and families for insurance, investment and estate planning purposes. We refer to this portion of our business as Wealth Management. We have operating companies in Bermuda, the Cayman Islands, Guernsey, Ireland, the United Kingdom and the United States, a branch office in Singapore and a representative office in Japan. Our flagship subsidiaries are Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (U.S.), Inc., Scottish Re (Dublin) Limited and Scottish Re Limited.

         Business

         In our Life Reinsurance North America Segment, we provide solutions to insurance companies seeking reinsurance of life insurance, annuities and annuity-type products. We reinsure lines of business that may be subject to significant reserve or capital requirements by regulatory and rating agencies. We assume risks associated with primary life insurance policies and annuities, both in-force and new business. We reinsure: (i) mortality, (ii) investment,
(iii) persistency, and (iv) expense risks. We originate reinsurance business predominantly by marketing our products and services directly to United States life insurance and reinsurance companies. Most of the reinsurance assumed is through automatic treaties, but in 2006 we also began assuming risks on a facultative basis. Facultative reinsurance allows us to review an individual risk before it is reinsured.

         Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term group life policies and aircrew "loss of license" insurance. In 2005, the Life Reinsurance International Segment became actively engaged in the reinsurance of United Kingdom and Ireland traditional solutions business and annuity products. In addition, the Life Reinsurance International Segment established a branch office in Singapore and a representative office in Japan to reinsure similar risks in the Asian markets. The life insurance and annuity products are broadly similar to those offered in the Life Reinsurance North America Segment.

         Our Corporate and Other Segment includes investment income from invested assets not allocated to support reinsurance segment operations and undeployed proceeds from our capital raising efforts, in addition to realized investment gains or losses. General corporate expenses consist of unallocated overhead and executive costs and interest expense related to our various activities. Additionally, the Corporate and Other Segment includes results from our wealth management business, which directly issues variable life insurance and variable annuities and similar products to high net worth individuals and families, for insurance, investment and estate planning purposes. Variable life insurance and variable annuities have a cash value component that is placed in a separate account and invested by us on behalf of the policyholder with a money manager.

         On November 26, 2006, we entered into a Securities Purchase Agreement (the "Securities Purchase Agreement") with MassMutual Capital Partners LLC ("MassMutual Capital"), a member of the MassMutual Financial Group, and SRGL Acquisition, LLC, an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), or another affiliate thereof (such affiliate of Cerberus, together with MassMutual Capital, the "Investors") whereby, subject to the terms and conditions set forth in the Securities Purchase Agreement, the Investors will each purchase 500,000 of our convertible cumulative participating preferred shares (the "Convertible Shares"), which will be newly issued, and which shares may be converted into an aggregate of 150,000,000 ordinary shares, subject to certain adjustments, if any, at any time and will automatically convert on the ninth anniversary of the issue date if not previously converted (the above is collectively referred to as the "Transaction").

                            SCOTTISH RE GROUP LIMITED

                                DECEMBER 31, 2006

1.       Organization and business (continued)

         The Transaction requires shareholder approval which is to be voted upon at a shareholders' meeting scheduled for March 2, 2007. The estimated net cash proceeds to us from the sale of the Convertible Shares to the Investors will be approximately $560.0 million, after giving effect to the payment of estimated transaction expenses and the transaction fees to be paid to the financial advisors. We intend to use the net proceeds for general corporate purposes, which may include investments in or advances to operating subsidiaries to provide capital to support insurance obligations and collateral requirements, working capital and other corporate purposes. The additional capital received from the Investors will allow us to meet our long-term liquidity and capital needs and satisfy applicable regulatory and rating agency criteria for required capital.

         Once the Transaction is completed, the Investors will hold securities representing approximately 68.7% of the voting power of all our shareholders at the time of investment (subject to certain adjustments, if any) and will have the right to designate two-thirds of the members of the Board of Directors for election.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2. Summary of significant accounting policies

         Basis of presentation

         Accounting Principles - Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP"). Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.

         Going Concern - During 2006, our financial performance deteriorated, we were downgraded by the various rating agencies and our liquidity and collateral position became very tight. We reported a net loss available to ordinary shareholders of $376.7 million for the year ended December 31, 2006 and have an accumulated retained earnings deficit of $119.6 million at December 31, 2006. Though non-cash deferred tax valuation allowances and goodwill adjustments constituted a significant component of the reported net loss, we have experienced, and expect to continue to experience, decreases in revenues resulting from the rating downgrades and extremely tight liquidity and collateral. As a result, we engaged Goldman Sachs and Bear Stearns as our financial advisors to assist us in exploring strategic alternatives, including the sale of the Company or a significant capital infusion. This process was completed on November 26, 2006 with the announcement of the Transaction as described in Note 1.

         If our shareholders do not approve the Transaction or if the Transaction is not consummated for any other reason, we will be required to pursue another financing transaction which, if available at all, would likely be on less favorable terms than the Transaction, or seek other restructuring alternatives, which would also likely be less favorable to us and our shareholders than the Transaction, and which may require us to seek protection under applicable bankruptcy and insolvency laws in the jurisdictions where we and our operating subsidiaries are domiciled.

         We need to raise substantial capital in the short term to meet our liquidity and collateral needs. Without shareholder approval of the Transaction and the consummation of the Transaction, we would need to seek out alternative capital sources which may not be available or, if available, would likely be on less favorable terms than the Transaction. In addition, it is unlikely that we would be able to enter into such a transaction on a timely basis. To further enhance our liquidity and collateral position, we are negotiating a $100 million term loan facility with Cerberus to provide a source of liquidity until the closing of the Transaction. In addition, we entered into a commitment letter with Citigroup Global Markets Inc. and Calyon Securities (USA) Inc. for a collateral finance facility of up to $500.0 million. These facilities were arranged by the Investors and formed part of their negotiated proposal considered by our Board of Directors. These commitments are conditioned upon shareholder approval of the Transaction being obtained. If shareholder approval is not obtained, we will need to seek alternative liquidity and collateral sources, which may not be available or, if available, would likely be on less favorable terms. To the extent that we are not able to close this term loan facility or obtain additional sources of liquidity, including the consummation of the Transaction, we face the possibility of running out of liquidity in the second quarter of 2007.

         On November 26, 2006, we entered into an amended forbearance agreement with HSBC, whereby HSBC agreed not to make demands for additional collateral under our collateral finance facilities with HSBC through December 31, 2008 so long as certain conditions are met. This forbearance agreement will terminate if our shareholders do not approve the Transaction or if the Transaction is not consummated for any other reason and we likely will face demands from HSBC for additional collateral, which we may not be able to meet, and in any event which would further exacerbate our tight liquidity and capital position. Any breach by us of our obligation to post collateral could result in an acceleration of our obligations under these collateral finance facilities, which would require us to seek bankruptcy protection under applicable law if we were unable promptly to access alternative sources of capital.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2. Summary of significant accounting policies (continued)

         In light of ratings actions taken over the last few months, immediate action may be taken by the rating agencies to further downgrade the ratings of both our operating companies and our holding company. The various rating agencies have publicly announced their intention to further downgrade us if the Transaction is not consummated. Any such further downgrade will further inhibit our ability to obtain sources of capital and, as discussed below, would likely lead to demands from existing creditors for additional collateral. Moreover, we believe that our relationships with existing clients will further suffer during any prolonged period of uncertainty. With further ratings downgrades and uncertain prospects of achieving an alternative restructuring, we would likely lose many of our key employees and thereby we would risk losing our ability to manage our existing book of business effectively and to retain value for shareholders.

         Because of the necessity of consummating the Transaction and the uncertainties regarding the ultimate consummation of the Transaction, there is substantial doubt about our ability to continue as a going concern. Our consolidated financial statements have been prepared in accordance with GAAP on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. Accordingly, our consolidated financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should we be unable to continue as a going concern.

         Consolidation - The consolidated financial statements include the assets, liabilities and results of operations of Scottish Re Group Limited and its subsidiaries and all variable interest entities for which we are the primary beneficiary as defined in Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51 (FIN 46R")". All significant inter-company transactions and balances have been eliminated on consolidation.

         Estimates, Risks and Uncertainties - The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used by management. Our most significant assumptions are for assumed reinsurance liabilities, premiums receivable, deferred acquisition costs, valuation of investment impairments and estimates of the realizability of gross deferred tax assets. We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised

         All tabular amounts are reported in thousands of United States dollars, except share and per share data, or as otherwise noted.

         Fixed maturity investments

         Fixed maturity investments are classified as available for sale and accordingly, we carry these investments at fair values on our consolidated balance sheets. The fair value of fixed maturity investments is calculated using quoted market prices provided by independent pricing services. The cost of fixed maturity investments is adjusted for prepayments and the amortization of premiums and discounts. The unrealized appreciation (depreciation) is the difference between fair value and amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss) in shareholders' equity after deductions for adjustments for deferred acquisition costs and deferred income taxes. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of cash and cash equivalents. Interest income is recorded on the accrual basis.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

         Realized gains (losses) on securities are determined on a specific identification method. Realized gains and losses are stated net of associated amortization of deferred acquisition costs. Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be "other-than-temporary" the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income (loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

         Our review of fixed maturities for impairment also includes an analysis of the total gross unrealized losses. We review all investments with fair values less than amortized cost, and pay particular attention to those that have traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least twelve months, any other investments with material differences between amortized cost and fair value and investments with unrealized losses that we have decided to sell or probable that we would sell within the next three months. Investments meeting those criteria are analyzed in detail for "other-than-temporary impairment".

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

         In the normal course of business, we seek to limit our exposure to losses on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance (quota share) contracts. In order to diversify our mortality exposure, we have historically sought to limit our consolidated enterprise wide retained exposure under life policies reinsured in our Life Reinsurance North America operations to no more than $500,000 per life. Effective January 1, 2005, the limit for our non-ING business was increased to $1.0 million per life. This limit was increased to $2.0 million per life on January 1, 2007. Our retention on business acquired in the ING individual life reinsurance acquisition is $2.0 million per life. Our retention in our Life Reinsurance International Segment is $1.0 million per life on UK, Irish, and US residents and $0.5 million in respect of all other territories in which we write business effective January 1, 2005. Prior to this, the retention in Life Reinsurance International Segment was $250,000. These figures are based on a local currency equivalent amount at the time of policy issue. In addition, we maintain catastrophe cover on our entire retained life reinsurance

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

business, which, effective January 1, 2007, provides reinsurance for losses of $50.0 million in excess of $50.0 million. This catastrophe cover includes protection for terrorism, nuclear, biological and chemical risks.

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

         The methods used to determine the reinsurance recoverable balance, and related bad debt provision, are continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. At December 31, 2006 and 2005, we had a reserve for uncollectible reinsurance of $12.1 million and $6.0 million, respectively.

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

         Deferred acquisition costs related to interest-sensitive life and investment-type policies are amortized over the lives of the policies, in relation to the present value of estimated gross profits from mortality and investment income, less interest credited and expense margins.

         The development of and amortization of deferred acquisition costs for our products requires management to make estimates and assumptions. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related estimates.

         Present value of in-force business

         The present value of in-force business is established upon the acquisition of a book of business and is amortized over the expected life of the business as determined at acquisition. The amortization each year is a function of the ratio of annual gross profits or revenues to total anticipated gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate (4.9% for 2006). The carrying value is reviewed at least annually for indicators of impairment in value.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

         Goodwill

         We account for goodwill pursuant to the provisions of Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets". Goodwill is established upon the acquisition of a subsidiary and is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill is not amortized into results of operations, but instead is reviewed for impairment annually. Goodwill was tested for impairment in 2004 and 2005 and no impairment resulted. During 2006, we determined that the implied fair value of our goodwill was less than its carrying value and accordingly, the goodwill balance was written off.

         Other assets

         Other assets primarily include unamortized debt issuance costs, collateral finance facility costs, funds on deposit as security for certain collateral finance facilities, and fixed assets, including capitalized software. Capitalized software is stated at cost, less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized. As of December 31, 2006 and 2005, we had unamortized computer software costs of approximately $12.7 million and $9.3 million, respectively. During 2006, 2005 and 2004, we amortized computer software costs of $5.2 million, $3.5 million and $1.7 million, respectively.

         As of December 31, 2006 and 2005, we had unamortized collateral finance facilities costs of approximately $69.3 million and $41.8 million, respectively. During 2006 and 2005, we amortized collateral finance facilities costs of $5.4 million and $1.7 million, respectively. There was no amortization of collateral finance facilities costs in 2004.

         As of December 31, 2006 and 2005, we had unamortized debt issuance costs of approximately $1.3 million and $4.5 million, respectively. During 2006, 2005 and 2004, we amortized debt issuance costs of $2.5 million, $2.5 million and $1.6 million, respectively.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

         Revenue recognition.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)


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

         Occasionally, we experience processing backlogs and establish reserves for processing backlogs with a goal of clearing all backlogs as quickly as possible. There were no significant processing backlogs at December 31, 2006.

         SFAS No. 97 "Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments" ("SFAS No. 97"), applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality, persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

         The development of policy reserves for our products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Interest rate assumptions for individual life reinsurance reserves range from 2.5% to 7.0%. The interest assumptions for deferred annuities ranged from 2.7% to 6.1% during 2006.

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

         Other liabilities

         Other liabilities primarily relate to collateral facility accrued interest and the fair value of embedded derivatives.

         Income taxes

         Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, for all years presented we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves, deferred acquisition costs, and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

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

         Derivatives

         All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value as required by SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"). The accounting for changes in the fair value of derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statements of income (loss). The gain or loss on derivatives designated as a hedge of our interest expense on floating rate securities is included in interest expense.

         Our funds withheld at interest arise on modified coinsurance and fund withheld coinsurance transactions. Derivatives Implementation Group Issue No B36 "Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies. The swap consists of two parts. The first is the market value of the underlying asset portfolio and the second is a hypothetical loan to the ceding company. The hypothetical loan is based on the expected cash flows of the underlying reinsurance liability. We have developed models to systematically estimate the value of the total return swap. The fair value of the embedded derivative is affected by changes in expected cash flows, credit spreads of the assets and changes in "risk-free" interest rates. The change in fair value is included in our calculation of estimated gross profits and, therefore, also affects the amortization of deferred acquisition costs. In addition to our quota share indemnity funds withheld contracts, we have entered into various financial reinsurance treaties that, although considered funds withheld, do not transfer significant insurance risk and are recorded on a deposit method of accounting. As a result of the experience refund provisions of these treaties, the value of the embedded derivative is currently considered immaterial.

         The fair value of the embedded derivative of $0.6 million and $24.8 million at December 31, 2006 and 2005, respectively, is included in other liabilities.

         New Accounting Pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

         In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2.   Summary of significant accounting policies (continued)

109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods.

         FIN 48 is effective for fiscal years beginning after December 15, 2006 and the provisions of FIN 48 will be applied to all tax positions upon initial adoption. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. We have not completed our evaluation of the effect of adoption of FIN 48. However, due to the fact that we have established tax positions in previously filed tax returns and are expected to take tax positions in future tax returns that will affect the financial statements, the adoption of FIN 48 may have a significant impact on our consolidated financial statements.

FASB Statement No. 156, Accounting for Servicing of Financial Assets - an amendment of FASB Statement No. 140

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

         SFAS No. 156 is effective as of the beginning of an entity's first fiscal year that begins after September 15, 2006. We have not completed our evaluation of the effect of adoption of SFAS No. 156 on our results of operations and financial position.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

2. Summary of significant accounting policies (continued)

Statement of Position 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts

         In September 2005, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 05-1, Accounting by Insurance Enterprises for Deferred Acquisition Costs in Connection with Modifications or Exchanges of Insurance Contracts ("SOP 05-1"). SOP 05-1 provides guidance on accounting by insurance enterprises for deferred acquisition costs on internal replacements of insurance and investment contracts other than those specifically described in SFAS No. 97. SOP 05-1 defines an internal replacement as a modification in product benefits, features, rights, or coverages that occurs by the exchange of a contract for a new contract, or by amendment, endorsement, or rider to a contract, or by the election of a feature or coverage within a contract. Under SOP 05-1, modifications that result in a substantially unchanged contract will be accounted for as a continuation of the replaced contract. A replacement contract that is substantially changed will be accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract. The SOP will be adopted in fiscal years beginning after December 15, 2006. We are currently evaluating the impact of SOP 05-1 and do not expect that the adoption of SOP 05-1 will have a material impact our consolidated financial statements.

3. Business acquisitions

         On December 31, 2004, we completed the 100% coinsurance of ING's individual life reinsurance business. The acquisition was accounted for as a purchase in accordance with SFAS No. 141, "Business Combinations". Accordingly, the accompanying consolidated statements of income (loss) do not include any revenues or expenses related to this transaction prior to the closing date. During the year ended December 31, 2005, we completed the analysis of purchase accounting for this acquisition and the final post closing adjustment of $47.9 million was paid to ING during the fourth quarter of 2005. The balance sheet as of the date of acquisition, as finalized in 2005, was as follows:

                                                               December 31,
                                                                   2004
                                                       ------------------------
        Total investments                              $         1,529,190
        Reinsurance balances receivable                            201,019
        Other assets                                                67,308
                                                       ------------------------
        Total assets                                   $         1,797,517
                                                       ========================
        Reserves for future policy benefits            $         1,669,090
        Other liabilities                                          128,427
                                                       ------------------------
        Total liabilities                              $         1,797,517
                                                       ========================

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

         The following pro-forma information related to our acquisition of the ING individual life reinsurance business for the years ended December 31, 2004 illustrates the effects of the acquisition as if it had occurred at the beginning of the period presented. The pro-forma information is not intended to be indicative of the consolidated results of operations that would have been reported if the acquisition had occurred on January 1, 2004 nor does it purport to be indicative of combined results of operations which may be reported in the future. In the table below, dollars are in millions, except per share data.

                                                      Year Ended
                                                     December 31,
                                                         2004
                                               ---------------------------
                                                  (dollars in millions)
     Revenue.............................      $        2,115.7
     Net income..........................      $          132.0

                                                      Year Ended
                                                     December 31,
                                                         2004
                                               ---------------------------
     Earnings per ordinary share - Basic       $           3.08
     Earnings per ordinary share - Diluted     $           2.96

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

4. Investments

         The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments and preferred stock at December 31, 2006 and 2005 are as follows:

                                                                                 December 31, 2006
                                                          ---------------------------------------------------------------
                                                                               Gross          Gross
                                                              Amortized     Unrealized      Unrealized      Estimated
                                                            Cost or Cost   Appreciation    Depreciation     Fair Value
                                                          --------------- -------------  ---------------  ---------------
U.S. Treasury securities and U.S. government agency
     obligations .....................................    $     69,205    $        183   $     (1,367)    $     68,021
Corporate securities..................................        2,842,906         23,436        (48,905)       2,817,437
Municipal bonds.......................................           52,676            345           (827)          52,194
Mortgage and asset backed securities..................        5,258,677         14,959        (28,831)       5,244,805
                                                          --------------- -------------  ---------------  ---------------
Total.................................................    $   8,223,464   $     38,923   $   (79,930)     $  8,182,457
                                                          =============== =============  ===============  ===============

                                                                                 December 31, 2005
                                                          ---------------------------------------------------------------
                                                                               Gross          Gross
                                                              Amortized     Unrealized      Unrealized      Estimated
                                                            Cost or Cost   Appreciation    Depreciation     Fair Value
                                                          --------------- -------------  ---------------  ---------------
U.S. Treasury securities and U.S. government agency
    obligations.......................................    $     48,519    $       244    $       (846)    $     47,917
Corporate securities..................................       2,205,052         16,548         (30,821)       2,190,779
Municipal bonds.......................................          37,826            211            (398)          37,639
Mortgage and asset backed securities..................       3,169,362          7,828         (27,126)       3,150,064
                                                          --------------- -------------  ---------------  ---------------
Total.................................................    $  5,460,759    $    24,831    $    (59,191)    $  5,426,399
                                                          =============== =============  ===============  ===============

         The contractual maturities of the fixed maturities and preferred stock are as follows (actual maturities may differ as a result of calls and prepayments):

                                                                                          December 31, 2006
                                                                          -----------------------------------------------
                                                                                 Amortized                Estimated
                                                                               Cost or Cost              Fair Value
                                                                          --------------------   ------------------------
Due in one year or less .............................................     $          98,600      $          98,281
Due in one year through five years...................................               727,272                721,570
Due in five years through ten years..................................             1,100,026              1,091,209
Due after ten years..................................................             1,038,889              1,026,592
                                                                          --------------------   ------------------------
                                                                                  2,964,787              2,937,652
Mortgage and asset backed securities.................................             5,258,677              5,244,805
                                                                          --------------------   ------------------------
Total ...............................................................     $       8,223,464      $       8,182,457
                                                                          ====================   ========================

         The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost as of December 31, 2006 and 2005. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

4. Investments (continued)

                                                                  December 31, 2006
                                  ----------------------------------------------------------------------------------
                                                              Equal to or greater than
                                     Less than 12 months              12 months                     Total
                                  --------------------------  --------------------------  --------------------------
                                   Estimated    Unrealized     Estimated    Unrealized     Estimated    Unrealized
                                  fair value       loss       fair value       loss       fair value       loss
                                  ------------  ------------  -----------   ------------  -----------   ------------
Investment Grade Securities:
CMO.........................      $   369,457   $    (2,365)  $   252,252   $    (6,327)  $   621,709   $    (8,692)
Corporates..................          750,806       (15,690)      864,053       (29,078)    1,614,859       (44,768)
Governments.................           35,805          (615)       21,072          (752)       56,877        (1,367)
MBS.........................           12,116          (136)      138,992        (4,674)      151,108        (4,810)
Municipal...................           19,865          (187)       18,013          (640)       37,878          (827)
Other structured securities.          415,596        (2,511)      613,974       (11,735)    1,029,570       (14,246)
Preferred stocks............           12,246          (295)       95,646        (3,181)      107,892        (3,476)
                                  ------------  ------------  -----------   ------------  -----------   ------------
Total investment grade
  securities................        1,615,891       (21,799)    2,004,002       (56,387)    3,619,893       (78,186)
                                  ------------  ------------  -----------   ------------  -----------   ------------

Below investment grade
  securities:
Corporates..................            3,416           (58)       14,975          (570)       18,391          (628)
Other structured securities.            1,405          (421)        1,256          (662)        2,661        (1,083)
Preferred stock.............               -              -           664           (33)          664           (33)
                                  ------------  ------------  -----------   ------------  -----------   ------------
Total below investment
  grade securities..........            4,821          (479)       16,895        (1,265)       21,716        (1,744)
                                  ------------  ------------  -----------   ------------  -----------   ------------
Total ......................      $ 1,620,712   $   (22,278)  $ 2,020,897   $   (57,652)  $ 3,641,609   $   (79,930)
                                  ============  ============  ===========   ============  ===========   ============

                                                                  December 31, 2005
                                  ----------------------------------------------------------------------------------
                                                              Equal to or greater than
                                     Less than 12 months              12 months                     Total
                                  --------------------------  --------------------------  --------------------------
                                   Estimated    Unrealized     Estimated    Unrealized     Estimated    Unrealized
                                  fair value       loss       fair value       loss       fair value       loss
                                  ------------  ------------  -----------   ------------  -----------   ------------
Investment Grade Securities:
CMO.........................      $   467,314   $    (4,865)  $    85,305   $    (1,688)  $   552,619   $    (6,553)
Corporates..................        1,132,840       (23,950)       94,218        (2,545)    1,227,058       (26,495)
Governments.................           36,297          (774)        1,999           (71)       38,296          (845)
MBS.........................          143,956        (3,383)       42,682        (1,611)      186,638        (4,994)
Municipal...................           17,738          (330)        1,621           (68)       19,359          (398)
Other structured securities.        1,028,657       (11,882)      135,341        (3,113)    1,163,998       (14,995)
Preferred stocks............           98,263        (2,287)       24,106        (1,295)      122,369        (3,582)
                                  ------------  ------------  -----------   ------------  -----------   ------------
Total investment grade
  securities................        2,925,065       (47,471)      385,272       (10,391)    3,310,337       (57,862)
                                  ------------  ------------  -----------   ------------  -----------   ------------

Below investment grade
  securities:
Corporates..................           10,676          (655)        1,841           (59)       12,517          (714)
Other structured securities.            3,552          (555)        7,260           (29)       10,812          (584)
Preferred stock.............              392           (12)          340           (19)          732           (31)
                                  ------------  ------------  -----------   ------------  -----------   ------------
Total below investment
  grade securities..........           14,620        (1,222)        9,441          (107)       24,061        (1,329)
                                  ------------  ------------  -----------   ------------  -----------   ------------
Total.......................      $ 2,939,685   $   (48,693)  $   394,713   $   (10,498)  $ 3,334,398   $   (59,191)
                                  ============  ============  ===========   ============  ===========   ============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

4. Investments (continued)

         We believe that based on an analysis of each security whose price has been below market for greater than twelve months, that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not other-than-temporarily impaired as of December 31, 2006. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as at December 31, 2006, approximately 98% of the gross unrealized losses are associated with investment grade securities.

         The analysis of realized gains (losses) and the change in net unrealized appreciation (depreciation) on investments for the years ended December 31, 2006, 2005 and 2004 are as follows:

                                                         Year Ended December   Year Ended December   Year Ended December
                                                              31, 2006               31, 2005              31, 2004
                                                        --------------------   -------------------   -------------------
Gross realized gains (losses)
Fixed maturities:.............................
  Gross realized gains........................          $       7,828          $       8,867         $      10,169
  Gross realized losses.......................                (21,796)                (6,561)               (3,140)
  Other than temporary impairments............                 (4,125)                (2,437)               (9,870)
                                                        --------------------   -------------------   -------------------
                                                              (18,093)                  (131)               (2,841)

Preferred stock:..............................
  Gross realized gains........................                     35                     23                    82
  Gross realized losses.......................                 (1,450)                  (238)               (3,151)
                                                        --------------------   -------------------   -------------------
                                                               (1,415)                  (215)               (3,069)

  Other investments...........................                    882                     --                  (636)
  Foreign currency gains......................                     98                    402                 1,690
  Change in fair value interest rate swaps....                  4,388                  2,228                (2,232)
  Change in fair value on derivatives.........                (13,265)                 1,454                (1,216)
                                                        --------------------   -------------------   -------------------
    Net realized gains (losses)...............                (27,405)                 3,738                (8,304)
                                                        --------------------   -------------------   -------------------

Change in net unrealized appreciation
  (depreciation) on investments...............
  Fixed maturities............................                 (5,914)               (60,426)                8,623
  Preferred stock.............................                    679                 (4,041)                 (414)
  Other investments...........................                   (607)                   888                     --
  Change in deferred acquisition costs........                  3,107                 13,127                (8,653)
  Change in deferred income taxes.............                    990                 18,912                (2,743)
                                                        --------------------   -------------------   -------------------
Change in net unrealized appreciation
  (depreciation) on investments...............                 (1,745)               (31,540)               (3,187)
                                                        --------------------   -------------------   -------------------
Total net realized gains (losses) and change
  in net unrealized appreciation
  (depreciation) on investments...............          $     (29,150)         $     (27,802)        $     (11,491)
                                                        ====================   ===================   ===================

         The investment portfolio is managed following prudent standards of diversification. Specific provisions limit the allowable holdings of a single issuer and issuers. At December 31, 2006, 2005 and 2004, we did not have a material concentration of investments in fixed income securities in a single issuer or industry.

         Net investment income for the years ended December 31, 2006, 2005 and 2004 was derived from the following sources:

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

4. Investments (continued)

                                                      Year Ended December     Year Ended December    Year Ended December
                                                              31, 2006               31, 2005              31, 2004
                                                       --------------------    -------------------   ----------------------
Fixed maturities available for sale...........          $      389,786         $      225,216        $      113,763
Preferred stock...............................                   8,395                  8,107                 6,245
Funds withheld at interest....................                 163,618                110,523                96,637
Other investments.............................                  69,358                 21,259                 4,176
Investment expenses...........................                 (14,533)                (9,268)               (3,683)
                                                       --------------------    -------------------   ----------------------
Net investment income.........................          $      616,624         $      355,837        $      217,138
                                                       ====================    ===================   ======================

         We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are generally promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit ("LOC") requirements. At December 31, 2006 and 2005, restricted assets include fixed maturities of $7.7 billion and $4.9 billion, respectively, and cash and cash equivalents of $445.5 million and $1.0 billion, respectively. The components of the fair value of the restricted assets at December 31, 2006 and 2005 are as follows:

                                                        December 31, 2006     December 31, 2005
                                                        ------------------    ------------------
Deposits with U.S. regulatory authorities........       $        9,843        $        7,615
Trust funds......................................            8,129,018             5,941,669
                                                        ------------------    ------------------
                                                        $    8,138,861        $    5,949,284
                                                        ==================    ==================

5. Funds withheld at interest

         For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, asset values recorded in the balance sheet are equal to the net statutory reserve fund balances withheld and legally agreed and managed by the ceding company. The amounts in the funding accounts are adjusted quarterly to equal the net statutory reserve balances.

         At December 31, 2006 and 2005, funds withheld at interest were in respect of seven contracts with four ceding companies. At December 31, 2006, we had one contract with Lincoln National Life Insurance Company that accounted for $0.9 billion or 47% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited that accounted for $0.3 billion or 18% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion or 33% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from AM. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.7 billion and $2.4 billion at December 31, 2006 and 2005, respectively.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

5. Funds withheld at interest (continued)



         According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of invested assets, backing our funds withheld at interest at December 31, 2006 and 2005 are as follows:

                                                                               December 31, 2006
                                                          ------------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      Unrealized      Unrealized      Estimated
                                                          Cost or Cost    Appreciation    Depreciation    Fair Value
                                                          -------------  -------------- --------------- --------------
U.S. Treasury securities and U.S. government
     agency obligations ..............................    $      59,049  $          48  $        (325)  $      58,772
Corporate securities..................................        1,307,490         29,130        (12,879)      1,323,741
Municipal bonds.......................................           30,706             68           (837)         29,937
Mortgage and asset backed securities..................          464,319          6,094         (6,968)        463,445
                                                          -------------  -------------- --------------- --------------
                                                              1,861,564         35,340        (21,009)      1,875,895
Commercial mortgage loans.............................           95,397          3,672           (223)         98,846
                                                          -------------  -------------- --------------- --------------
Total.................................................    $   1,956,961  $      39,012  $     (21,232)  $   1,974,741
                                                          -------------  -------------- --------------- --------------

                                                                               December 31, 2005
                                                          ------------------------------------------------------------
                                                                              Gross          Gross
                                                            Amortized      Unrealized      Unrealized      Estimated
                                                          Cost or Cost    Appreciation    Depreciation    Fair Value
                                                          -------------  -------------- --------------- --------------
U.S. Treasury securities and U.S. government
     agency obligations ..............................    $      62,564  $          64  $        (375)  $      62,253
Corporate securities..................................        1,599,376         48,805        (13,749)      1,634,432
Municipal bonds.......................................           33,333            206           (581)         32,958
Mortgage and asset backed securities..................          597,437          8,213        (10,540)        595,110
                                                          -------------  -------------- --------------- --------------
                                                              2,292,710         57,288        (25,245)      2,324,753
Commercial mortgage loans.............................          106,954          6,047           (444)        112,557
                                                          -------------  -------------- --------------- --------------
Total.................................................    $   2,399,664  $      63,335  $     (25,689)  $   2,437,310
                                                          -------------  -------------- --------------- --------------

         According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

                                                                   December 31, 2006
                                                          --------------------------------
                                                               Amortized       Estimated
                                                                 Cost         Fair Value
                                                          ---------------- ---------------
Due in one year or less...............................    $     118,040    $   118,041
Due in one year through five years....................          467,375        477,200
Due in five years through ten years...................          581,076        584,048
Due after ten years...................................          230,754        233,162
                                                          ---------------- ---------------
                                                              1,397,245      1,412,451
Mortgage and asset backed securities..................          464,319        463,444
Commercial mortgage loans.............................           95,397         98,846
                                                          ---------------- ---------------
Total.................................................    $   1,956,961    $ 1,974,741
                                                          ================ ==============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006



6. Present value of in-force business

         A reconciliation of the present value of in-force business is as follows:

                                                         December 31, 2006       December 31, 2005     December 31, 2004
                                                        -------------------    --------------------  ---------------------
Balance at beginning of year..................          $       54,743         $       62,164        $       44,985
Acquisition of Scottish Re Life Corporation...                       -                      -                24,766
Amortization..................................                  (4,734)                (7,373)               (7,689)
Other.........................................                  (1,230)                   (48)                  102
                                                        -------------------    --------------------  ---------------------
Balance at end of year........................          $       48,779         $       54,743        $       62,164
                                                        ===================    ====================  =====================

         We acquired a block of wealth management business in 1999. During the fourth quarter of 2006, the present value of in-force business was written down by $1.2 million on this block of business based on our assessment of the present value of future margins.

         Future estimated amortization of the present value of in-force business is as follows:

Year ending December 31
2007..........................................            $  5,189
2008..........................................               5,451
2009..........................................               5,800
2010..........................................               3,695
2011..........................................               3,348
Thereafter....................................            $ 25,296
                                                          --------
                                                          $ 48,779
                                                          ========

7. Collateral finance facilities

         HSBC I

         In 2004, we entered into a collateral finance facility with HSBC ("HSBC I"). This facility provides up to $200.0 million that can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income
(loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at December 31, 2006, approximately $188.5 million of this facility was being utilized.

         Due to the rating agency downgrades after our announcement of earnings for the second quarter of 2006, HSBC requested additional collateral under the total return swap agreements related to both HSBC I and HSBC II (see below). In exchange for us agreeing to provide HSBC with additional collateral of up to $65.0 million, HSBC agreed to forbear from demanding any amounts of additional collateral through December 6, 2006. To date, we have provided HSBC with $65.0 million of additional collateral.

         On November 26, 2006, we entered into an amended and restated forbearance agreement with HSBC, pursuant to which HSBC has agreed not to make demands for additional collateral under our collateral finance facilities with HSBC so long as certain conditions are met during the forbearance period which ends on December 31, 2008. This amended forbearance agreement will terminate if the Transaction is not completed. We will likely face demands from HSBC for additional collateral in this event, thereby further exacerbating our tight liquidity and

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


7. Collateral finance facilities (continued)

capital position. Any breach by us of our obligation to post collateral could result in an acceleration of our obligations under these collateral finance facilities, which would require us to seek bankruptcy protection under applicable law if we were unable promptly to access alternative sources of capital. (See Note 2).

         Stingray

         On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At December 31, 2006, $58.0 million was in use for this purpose. We drew down most of the remaining funds, in the amount of $265.0 million, under this facility on August 14, 2006. The put premium and interest costs incurred during the years ended December 31, 2006 and 2005 amounted to $10.2 million and $4.7 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income (loss). In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and, as a result, we are not required to consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust. The $265.0 million of funds drawn on the facility are included in interest sensitive contract liabilities on our balance sheet.

         Orkney Re, Inc.

         On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company ("Orkney I"), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney I was organized for the limited purpose of holding the stock of Orkney Re, Inc., a South Carolina special purpose captive insurance company, and issuing the Orkney Notes. Scottish Re (U.S.), Inc. holds all of the limited liability company interest in Orkney I, and has contributed capital to Orkney I in the amount of $268.5 million. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

         The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

         Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At December 31, 2006, the interest rate was 5.91%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance of the State of South Carolina in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

         In accordance with FIN 46R, Orkney I is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney I has been consolidated in our financial statements. The assets of Orkney I have been recorded as fixed maturity investments and cash and cash equivalents. Our

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


7. Collateral finance facilities (continued)


consolidated statements of income (loss) show the investment return of Orkney I as investment income and the cost of the facility is reflected in collateral finance facilities expense.

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

         The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $30.0 million of Series C Floating Rate Notes due December 21, 2036. These Notes accrue interest only. Payment of interest does not occur until the Orkney II Notes are fully repaid. Scottish Re Group Limited owns $0.5 million Series D Convertible Notes due December 21, 2036 and 76,190,000 Preference Shares of $1.00 each in capital.

         Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0% for the Series B Notes. At December 31, 2006, the interest rate on the Series A-1 Notes was 5.80%, Series A-2 Notes was 6.11%, and Series B Notes was 8.38%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

         In accordance with FIN 46R, Orkney II is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney II has been consolidated in our financial statements. The assets of Orkney II have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of Orkney II as investment income and the cost of the facility is reflected in collateral finance facilities expense.

         HSBC II

         On December 22, 2005, we entered into a second collateral finance facility with HSBC ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


7. Collateral finance facilities (continued)

facilities expense. The creditors of the trust have no recourse against our general assets. As at December 31, 2006, $529.0 million of this facility was being utilized

         See HSBC I above for a discussion of the additional collateral paid to HSBC under this facility.

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

         o        $100.0 million of Class A-3 Floating Rate Guaranteed Notes
                  Series D,

         o        $10.0 million of Class B-1 7.51244% Subordinated Notes,

         o $40.0 million of Class B-2 Subordinated Floating Rate Notes, and

         o        $42.0 million of Class C-1 Subordinated Variable Interest Rate
                  Notes.

         The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $8.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes", and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by Scottish Re Group Limited, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


7. Collateral finance facilities (continued)

and a variable rate based on performance of the underlying block of business for the Class C-1 Subordinated Variable Interest Rate Notes and the Class C-2 Subordinated Variable Interest Rate Notes.

         Proceeds from this offering were used to fund the Regulation XXX reserve requirements for the business acquired from ING $1.65 billion of the proceeds from the Ballantyne Notes have been deposited into a series of accounts that collateralize the reserve obligations of Scottish Re (U.S.), Inc.

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

         In accordance with FIN 46R, Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements beginning in the second quarter of 2006. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) include the investment return of Ballantyne Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.

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

8.        7.00% Convertible Junior Subordinated Notes

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

         On April 7, 2005, our shareholders approved the conversion of the 7.00% Convertible Junior Subordinated Notes and accrued interest thereon resulting in the issuance of 2,170,896 Class C warrants. Upon receipt of regulatory approval on May 4, 2005, the Class C Warrants were converted into ordinary shares. See
Note 11 for additional details.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

9.       Debt obligations

         Long-term debt consists of:
                                                   December 31,     December 31,
                                                       2006             2005
                                               ----------------- ---------------
4.5% senior convertible notes due 2022.....    $           -     $    115,000
Capital securities due 2032................           17,500           17,500
Preferred trust securities due 2033........           20,000           20,000
Trust preferred securities due 2033........           10,000           10,000
Trust preferred securities due 2034........           32,000           32,000
Trust preferred securities due 2034........           50,000           50,000
                                               ----------------- ---------------
                                               $     129,500     $    244,500
                                               ================= ===============
         4.5% Senior Convertible Notes

         On November 22, 2002 and November 27, 2002, we issued $115.0 million (which included an over-allotment option of $15.0 million) of 4.5% Senior Convertible Notes, which are due December 1, 2022.

         The notes were redeemable at our option or at a holder's option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.

         On December 6, 2006, we repurchased nearly all of the $115.0 million 4.5% Senior Convertible Notes issued by Scottish Re, which note holders had the right to put to us. The remaining Senior Convertible Notes were called and fully repaid in January 2007.

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

         The Capital Securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2006 and December 31, 2005, the interest rates were 9.36% and 8.54%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).

         The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the "Debentures") issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2006 and December 31, 2005, the interest rates were 9.36% and 8.54%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 and in the event of certain changes in tax or investment company law.

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Holdings, Inc.'s obligations under the Debentures and distributions and other payments due on the Capital Securities.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

9.       Debt obligations (continued)

         Preferred trust securities due 2033

         On October 29, 2003, Scottish Holdings, Inc. Statutory Trust II, a Connecticut statutory business trust ("Capital Trust II") issued and sold in a private offering an aggregate of $20.0 million Preferred Trust Securities (the "Preferred Trust Securities"). All of the common shares of Capital Trust II are owned by Scottish Holdings, Inc.

         The Preferred Trust Securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At December 31, 2006 and December 31, 2005, the interest rates were 9.31% and 8.49%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2033 Floating Rate Debentures due October 29, 2033 (as described below).

         The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures (the "2033 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2033 Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At December 31, 2006 and December 31, 2005, the interest rates were 9.31% and 8.49%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2033 Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.

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

         The 2033 Trust Preferred Securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At December 31, 2006 and December 31, 2005, the interest rates were 9.26% and 8.44%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).

         The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes (the "Junior Subordinated Notes") issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At December 31, 2006 and December 31, 2005, the interest rates were 9.26% and 8.44%, respectively. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Junior Subordinated Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

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

         The 2034 Trust Preferred Securities mature on June 17, 2034. They are redeemable in whole or in part at any time after June 17, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.80%. At December 31, 2006 and December 31, 2005, the interest rate was 9.16% and 8.34%, respectively. Prior to June 17, 2009, interest cannot exceed 12.50%. Capital Trust III may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2034 Floating Rate Debentures due June 17, 2034 (as described below).

         The sole assets of Capital Trust III consist of $33.0 million principal amount of Floating Rate Debentures (the "2034 Floating Rate Debentures") issued by Scottish Holdings, Inc. The 2034 Floating Rate Debentures mature on June 17, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.80%. At December 31, 2006 and December 31, 2005 the interest rate was 9.16% and 8.34%, respectively. Prior to June 17, 2009, interest cannot exceed 12.50%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2034 Floating Rate Debentures at any time after June 17, 2009 and in the event of certain changes in tax or investment company law.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

9.       Debt obligations (continued)

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

         The December 2034 Trust Preferred Securities mature on December 15, 2034. They are redeemable in whole or in part at any time after December 15, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.50%. At December 31, 2006, and December 31, 2005 the interest rate was 8.86% and 8.04%, respectively. Prior to December 15, 2009, interest cannot exceed 12.50%. SFL Trust I may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis.

         The sole assets of SFL Trust I consist of $51.5 million principal amount of Floating Rate Debentures (the "December 2034 Floating Rate Debentures") issued by Scottish Financial (Luxembourg) S.a.r.l. The December 2034 Floating Rate Debentures mature on December 15, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.50%. At December 31, 2006 and December 31, 2005 the interest rate was 8.86% and 8.04%, respectively. Prior to December 15, 2009, interest cannot exceed 12.50%. Scottish Financial (Luxembourg) S.a.r.l. may defer

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

9.       Debt obligations (continued)

payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Financial (Luxemburg) S.a.r.l. may redeem the December 2034 Floating Rate Debentures at any time after December 15, 2009 and in the event of certain changes in tax or investment company law.

         Scottish Annuity & Life Insurance Company (Cayman) Ltd. has guaranteed Scottish Financial (Luxembourg) S.a.r.l.'s obligations under the December 2034 Floating Rate Debentures and distributions and other payments due on the December 2034 Trust Preferred Securities.

         Credit facilities

         On July 14, 2005, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re (Dublin) Limited, Scottish Re (U.S.), Inc. and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks to provide capacity for borrowing and extending letters of credit. All outstanding letters of credit under this facility were cancelled and the facility was terminated effective January 19, 2007.

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

         On November 21, 2006, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Scottish Re Limited entered into a one year, $5.0 million letter of credit facility on a fully secured basis. Outstanding letters of credit at December 31, 2006 and February 23, 2007 were $1.6 million and $75,000, respectively.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


10.      Mezzanine equity

         On December 17, 2003 and December 22, 2003, we issued in a public offering 5,750,000 Hybrid Capital Units or HyCUs. The aggregate net proceeds were $141.9 million. Each HyCU consisted of (i) a purchase contract ("purchase contract") to which the holder is obligated to purchase from us, on February 15, 2007, an agreed upon number of ordinary shares for a price of $25.00 and (b) a convertible preferred share with a liquidation preference of $25.00.

          Holders of the convertible preferred shares had the option to allow the convertible preferred share to be included in the remarketing process and use the proceeds of the remarketing to settle the purchase contract or elect not to participate in the remarketing by delivering the requisite amount of cash to settle the purchase contract.

         On January 25, 2007, we gave notice to holders of the HyCUs that we were unable to satisfy certain conditions precedent to the remarketing that were contained in the Remarketing Agreement and that therefore, the remarketing of the convertible preferred shares had failed. Accordingly, holders of the HyCUs only had the option to settle the purchase contracts in cash. On February 15, 2007, we received cash proceeds of $7.3 million to settle 293,500 purchase contracts and, in exchange, issued 293,500 of our ordinary shares. We also released to the settling holder 293,500 convertible preferred shares which were previously held as collateral against the holder's obligation under the purchase contracts. Also on February 15, 2007, we issued 7,146,978 of our ordinary shares to the holders of our HyCUs who did not settle in cash, for which we held convertible preferred shares to secure their obligations under the purchase contracts. On February 22, 2007, we exercised our right to foreclose on the 5,456,500 convertible preferred shares held as collateral for the 5,456,500 purchase contracts that were not settled in cash.

         In aggregate, we issued 7,440,478 of our ordinary shares on February 15, 2007 and, as of February 28, 2007, have 293,500 convertible preferred shares outstanding. The convertible preferred shares have a dividend rate equal to the three month LIBOR plus 600 basis points. We are required to redeem these securities for an aggregate amount of $7.3 million plus accrued dividends on May 21, 2007.

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

11.      Shareholders' equity

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


11. Shareholders' equity (continued)

         (i) 3,953,183 ordinary shares, par value $0.01 per share (equal to 9.9% of the aggregate number of ordinary shares issued and outstanding on December 31, 2004, taking into account such issuance);

         (ii) Class C Warrants to purchase 3,206,431 ordinary shares (equal to the difference between (A) 19.9% of the ordinary shares issued and outstanding on December 31, 2004 (without taking into account the issuance of ordinary shares pursuant to (i) above) and (B) the number of ordinary shares issued to the Cypress Entities as provided in (i) above); and

         (iii)    The 7.00% Convertible Junior Subordinated Notes discussed in
                  Note 8.

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

         On December 23, 2005, we completed a public offering of 7,660,000 ordinary shares (which included an over-allotment option of 1,410,000 ordinary shares) in which we raised aggregate net proceeds of $174.1 million. We used the proceeds of the offering for general corporate purposes, which included investments in or advances to subsidiaries, working capital and other corporate purposes.

         During the years ended December 31, 2006, 2005 and 2004, we issued 583,217, 423,467 and 749,551 ordinary shares, respectively, to employees upon the exercise of stock options. At December 31, 2006, there were 1,717,159 outstanding ordinary shares.

         Prepaid variable share forward contract

         In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the "forward purchasers") and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we would deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also had the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception was reflected in shareholders' equity (as a reduction in additional paid-in capital). In addition, the underwriting costs of the forward sales agreements were reflected in shareholders' equity (as a reduction in additional paid-in capital).

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

         On August 9, 2006, the forward purchasers notified us of the occurrence of "Increased Cost of Stock Borrow" under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


11. Shareholders' equity (continued)

forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. On August 17, 2006, we received cash proceeds of $36.5 million and issued 6,578,948 ordinary shares, which satisfied in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers' obligations to pay us under such agreements. An imputed dividend was charged to earnings based on the pro-rated amount of time that elapsed from the original prepayment date until settlement date. The balance of the discount reduced the net proceeds on issuance of shares.

         Upon the settlement of the forward sales agreements, we have received $147.3 million in the aggregate and issued an aggregate 6,578,948 ordinary shares.

         Preferred shares

         We are authorized to issue 50,000,000 preferred shares of par value $0.01 each.

         On December 17, 2003 and December 22, 2003, in connection with our HyCU offering, we issued 5,750,000 convertible preferred shares. On February 15, 2007, we issued 293,500 ordinary shares in settlement of certain of the purchase contracts and 7,146,978 ordinary shares due to foreclosure of certain of the HycU purchase contracts at 1.0607 ordinary share per HyCU contract. See Note 10 for additional description of the terms of the convertible preferred shares.

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

         The perpetual preferred shares are rated "CCC" by Standard & Poor's, "B2" by Moody's, "B-" by Fitch Ratings and "ccc+" by A.M. Best Company.

         Warrants

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


11. Shareholders' equity (continued)


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

         On December 31, 2004, we issued Class C Warrants to the Cypress Entities as discussed in Note 11.

         On April 7, 2005, we issued 3,206,431 and 2,170,896, respectively, of Class C Warrants to the Cypress Entities as discussed in Note 11. The Class C warrants were subsequently converted into ordinary shares.

         As at December 31, 2006 and 2005, there were 2,650,000 Class A warrants outstanding.

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

         In accordance with the amended forbearance agreement with HSBC (see
Note 7), we are prohibited from declaring any cash dividend, exclusive of the non-cumulative perpetual preferred shares during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has an insurer financial strength rating of at least A- for Standard & Poor's and A3 for Moody's Investors Service.

12.      Taxation

         The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss in any reporting period, as well as by the valuation allowance recorded during the period. The tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from 0% to approximately 39%. Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which is subject to different statutory tax rates, as well as to the valuation allowance recorded during the period. Pre-tax earnings of certain subsidiaries in any period may be impacted by the amount of various inter-company charges, including but not limited to net worth maintenance fees and other management fees paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. and to the parent holding company. These fees are

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

12.  Taxation (continued)


charged in accordance with our inter-company charging policy and may be adjusted periodically within limits prescribed by applicable transfer pricing regulations.

         There is presently no taxation imposed on income or capital gains by the Governments of the Cayman Islands ("domestic") and Bermuda. Our Bermuda companies have been granted an exemption from income, withholding or capital gains taxation in Bermuda until 2016. If any taxation on income or capital gains were enacted in the Cayman Islands, Scottish Re and Scottish Annuity & Life Insurance Company (Cayman) Ltd. have been granted an exemption until 2028; and The Scottish Annuity Company (Cayman) Ltd. has been granted an exemption until 2024. These companies operate in a manner such that they will owe no U.S. tax other than premium excise taxes and withholding taxes on certain investment income. Additionally, we have operations in various jurisdictions around the world including, but not limited to, the United States, the United Kingdom, Ireland, Singapore and Luxembourg that are subject to relevant taxes in those jurisdictions.

         Domestic income before income tax for the years ended December 31, 2006, 2005 and 2004 is $192.4 million, $173.3 million and $144.7 million, respectively. Foreign losses before income tax for the years ended December 31, 2006, 2005 and 2004 are $339.9 million, $59.6 million and $89.3 million, respectively. Domestic income tax expense for the years ended December 31, 2006, 2005 and 2004 is $1.0 million, $1.8 million and $3.4 million, respectively. Foreign income tax expense for the year ended December 31, 2006 is $219.6 million and foreign income tax benefit for the years ended December 31, 2005 and 2004 is $18.2 million and $20.1 million, respectively. We are not subject to taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require us to change the way we operate or become subject to taxes.

         At December 31, 2006, we had tax net operating loss carry forwards of approximately $817.3 million (2005 - $695.9 million). $695.9 million are for our U.S. entities that expire in years 2019 through 2026. $25.4 million, $3.0 million and $93.0 of the operating loss carry forward resulted from our U.K., Singapore and Irish entities, respectively, and have an unlimited carry forward period. These net operating loss carry forwards resulted primarily from current operations of Scottish Re (U.S.), Inc., Scottish Re Life Corporation, Scottish Holdings, Inc., Orkney Re, Inc, Ballantyne Re and Scottish Re Limited.

         At December 31, 2006, we had an alternative minimum tax carry forward of approximately $2.4 million. There are no foreign tax credit carry forwards.

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

         Significant components of our deferred tax assets and liabilities as of December 31, 2006 and 2005, all of which arise outside of our home country, were as follows:

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


12. Taxation (continued)
                                                   December 31,    December 31,
                                                       2006           2005
                                                  -------------  --------------
Deferred tax asset:
   Net operating losses.......................... $   267,706    $   209,520
   Reserves for future policy benefits...........     113,892         60,226
   Unrealized depreciation on investments........      16,182         12,212
   Intangible assets.............................       7,069          8,234
   Negative proxy deferred acquisition costs.....           -         10,196
   Alternative minimum tax credit................       2,442          2,442
   Collateral finance facilities costs...........       7,221              -
   Other.........................................      16,545         11,667
                                                  -------------  --------------
Total deferred tax asset......................... $   431,057    $   314,497
                                                  =============  ==============
Deferred tax liability:
   Undistributed earnings of U.K. subsidiaries... $    (3,345)   $    (3,155)
   Deferred acquisition costs....................     (65,599)       (52,503)
   Pension liability.............................        (914)        (1,134)
   Reserves for future policy benefits...........    (210,184)      (166,255)
   Present value of in-force.....................     (15,018)       (13,884)
   Other.........................................      (1,113)        (3,662)
                                                  -------------  --------------
Total deferred tax liability..................... $  (296,173)   $  (240,593)
                                                  =============  ==============
Net deferred tax asset before valuation
   allowance.....................................     134,884         73,904

Valuation allowance.............................     (304,862)       (18,451)
                                                  -------------  --------------
Net deferred tax asset (liability)..............  $  (169,978)   $    55,453
                                                  =============  ==============

         Income tax expense in the 2006 was $220.6 million compared to an income tax benefit of $16.4 million in 2005. The change in our effective tax rate in 2006 compared to 2005 is primarily related to a $209.1 million valuation allowance established on deferred tax assets.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


12. Taxation (continued)

         For the years ended December 31, 2006, 2005 and 2004, we have income tax benefit (expense) from operations as follows:

                                                                 Year Ended            Year Ended              Year Ended
                                                              December 31, 2006     December 31, 2005      December 31, 2004
                                                            --------------------  ---------------------  --------------------
Current tax expense (benefit).......................        $       (1,272)       $        3,168         $        8,526
Deferred tax expense (benefit)......................               221,864               (19,602)               (25,205)
                                                            --------------------  ---------------------  --------------------
Total tax expense (benefit).........................        $      220,592        $      (16,434)        $      (16,679)
                                                            ====================  =====================  ====================

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

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

12. Taxation (continued)

         The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction's applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2006, 2005 and 2004 is provided below:

                                                                 Year Ended            Year Ended              Year Ended
                                                              December 31, 2006     December 31, 2005      December 31, 2004
                                                            --------------------  ---------------------  --------------------
Expected tax provision at weighted average rate.....        $      (83,209)       $      (20,290)        $      (18,313)
Negative deferred acquisition costs.................                     -                     -                   (934)
Change in valuation allowance.......................               293,890                     -                      -
Write-down of goodwill..............................                 9,432                     -                      -
Other and state taxes ..............................                   479                 3,856                  2,568
                                                            --------------------  ---------------------  --------------------
Total tax expense (benefit).........................        $      220,592        $      (16,434)        $      (16,679)
                                                            ====================  =====================  ====================

13.      Employee benefit plans

         Pension plan

         We provide retirement benefits to the majority of employees, under defined contribution plans. Defined contribution plan expenses totaled $3.6 million, $2.9 million and $1.9 million for the years ended December 31, 2006, 2005 and 2004, respectively. In 2002, pension benefits were provided to Scottish Re Holdings Limited employees under a defined benefit pension plan. During 2003, we established a defined contribution plan for Scottish Re Holdings Limited. New employees in 2003 joined this plan and a number of employees transferred from the defined benefit scheme to the defined contribution scheme. A small number of employees remain in the defined benefit plan and, additionally, there are preserved benefits for some transferees and some ex-employees in the defined benefit plan. As at December 31, 2006, the fair value of the defined benefit pension plan assets were approximately $12.2 million and the benefit obligation was approximately $11.7 million. In 2006, we implemented SFAS 158 "Employers Accounting for Defined Benefit Pension and Other Post Retirement Plans". This resulted in the over funded balance of $2.9 million recorded in other comprehensive income.

         401(k) plan

         We sponsor a 401(k) plan in the U.S. in which employee contributions on a pre-tax basis are supplemented by matching contributions. These contributions are invested, at the election of the employee, in one or more investment portfolios. Expenses for the plan amounted to $1.7 million, $1.2 million and $0.6 million, in the years ended December 31, 2006, 2005 and 2004, respectively.

         Stock based incentive compensation plans

         We have four stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan" and the "2001 Plan", collectively the "Option Plans"). The Option Plans allow us to grant non-statutory options, subject to certain restrictions, to eligible employees, non-employee directors, advisors and consultants. The minimum exercise price of the options will be equal to the fair market value, as defined in the Option Plans, of our ordinary shares at the date of grant. The term of the options is between seven and ten years from the date of grant. Unless otherwise provided in each option agreement, all options granted between January 1, 2002 and May 4, 2004, will become exercisable in five equal installments commencing on the first anniversary of the grant date, except for annual grants to each director, which are fully exercisable on the date of grant. All options issued after May 5, 2004, become exercisable in three equal annual installments commencing on the first anniversary of the grant date, except for grants to directors, which are fully exercisable on the date of grant. All options fully vest upon a change in control. Total options authorized under the Option Plans are 3,750,000.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


13. Employee benefit plans (continued)

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

         As a result of adopting SFAS No. 123(R) (see Note 2), loss before income taxes for the year ended December 31, 2006 is $0.6 million higher, respectively, than if we had continued to account for stock-based compensation awarded before January 1, 2003 under Accounting Principles Board Opinion No. 25. Diluted loss per share for the year ended December 31, 2006 would be $6.69 per share, respectively, without the adoption of SFAS No. 123(R).

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

         The net income available to ordinary shareholders under the proforma method would have resulted in $0.6 million of additional cost for the year ended December 31, 2005 and 2004, respectively or $0.01 per share on a basic and diluted net income per share for each year.

Stock Options

         Option activity under all Option Plans and the 2004 ECP is as follows:

                                                       Year Ended December    Year Ended December     Year Ended December
                                                             31, 2006               31, 2005               31, 2004
                                                       --------------------   --------------------    ---------------------
Outstanding, beginning of year................               2,586,237              2,491,236             3,086,651
Granted.......................................                 154,000                631,001               253,000
Exercised.....................................                (583,217)              (422,867)             (749,551)
Cancelled.....................................                (439,501)              (113,133)              (98,864)
                                                       --------------------   --------------------    ---------------------
Outstanding, end of year......................               1,717,519              2,586,237             2,491,236
                                                       ====================   ====================    =====================
Options exercisable...........................               1,121,372              1,589,703             1,798,936
                                                       ====================   ====================    =====================

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


13. Employee benefit plans (continued)

                                                       Year Ended December    Year Ended December     Year Ended December
                                                             31, 2006               31, 2005               31, 2004
                                                       --------------------   --------------------    ---------------------
Weighted average exercise price per share:
Granted.......................................          $      24.5487         $      25.5068          $      23.5164
Exercised.....................................          $      11.6619         $      12.6811          $      11.1209
Cancelled.....................................          $      19.9815         $      21.6711          $      17.9752
Outstanding, end of year......................          $      19.5413         $      17.5411          $      14.8860

         Weighted average exercisable price per share at December 31, 2006 and 2005 was $17.3514 and $14.0025, respectively.

         During the years ended December 31, 2006, 2005 and 2004, the following activity occurred under our plans:

                                                       December 31, 2006   December 31 2005   December 31, 2004
                                                       -----------------   ----------------   -----------------
Weighted average grant date fair value of options...   $       11.9471     $       11.1375    $       10.6954
Total intrinsic value of options exercised..........   $     4,151,363     $     4,898,372    $     8,871,770
Total fair value of options vested..................   $     6,623,307     $     3,603,720    $     4,265,789


         Summary of options outstanding at December 31, 2006:

                                              Options Outstanding                       Options Exercisable
                                  ------------------------------------------  -----------------------------------------
                                                                 Weighted                                  Weighted
                                                   Weighted       Average                    Weighted      Average
                                     Number of      Average      Remaining     Number of     Average      Remaining
 Year of            Range of           Shares      Exercise     Contractual     Shares       Exercise    Contractual
  Grant        Exercise Prices      Outstanding      Price         Life       Exercisable     Price          Life
-----------  --------------------  ------------- ------------  ------------ -------------  ----------   --------------
   1998                 $15.000        300,002     $15.0000        1.92          300,002    $15.0000         1.92
   1999         $8.0625-$15.000        101,100     $14.3138        2.22          101,100    $14.3138         2.22
   2000         $7.9375-$9.0000         76,000      $8.8158        3.27           76,000     $8.8158         3.27
   2001       $13.5000-$18.7600        126,167     $15.0890        3.85          126,167    $15.0890         3.85
   2002       $15.5000-$21.5100        326,250     $17.9455        5.19          247,550    $17.9846         5.18
   2003       $17.4700-$17.7500         79,000     $17.7234        6.32           37,000    $17.7084         6.32
   2004       $21.7000-$23.8000         73,000     $22.6492        7.35           43,200    $22.4950         7.43
   2005       $23.6000-$26.1030        521,000     $25.5626        8.30          180,353    $25.5603         8.29
   2006       $18.9000-$24.7500        115,000     $24.4804        9.14           10,000    $24.7500         9.13
             --------------------  ------------- ------------  ------------ -------------  ----------   --------------
               $7.9375-$26.1030      1,717,519     $19.5413        5.61        1,121,372    $17.3514         5.61
             ====================  ============  ============  ============ =============  ==========   ==============

         The aggregate intrinsic value of options outstanding and exercisable amounted to $nil at December 31, 2006.

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

                                      December 31, 2006     December 31, 2005
                                     -------------------   --------------------
Expected dividend yield............         0.00%                 0.77%
Risk free interest rate............      4.64%-5.01%           3.53%-4.01%
Expected life of options...........       7 years                7 years
Expected volatility................         0.64                   0.35

         Compensation expense for stock options for the years ended December 31, 2006, 2005 and 2004 was $3.8 million, $2.5 million and $0.8 million, respectively. We recognize compensation costs for stock options with pro-rata vesting evenly over the requisite service period. There was no tax benefit during the year ended December 31, 2006.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


13. Employee benefit plans (continued)

         As of December 31, 2006, there was $2.9 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of up to three years or immediately upon a change in control. Upon a change in control, all stock options will immediately vest.

         During the year ended December 31, 2006, the amount of cash received from the exercise of share options was $7.8 million and there was no tax benefit realized from stock options.

Restricted Share Awards

         Restricted share award activity under the 2004 ECP is as follows:

                                                         December 31, 2006    December 31, 2005     December 31, 2004
                                                        -------------------   ------------------    -------------------
Outstanding, beginning of period....................           659,200               95,700                   -
Granted.............................................           283,000              589,000              95,700
Exercised...........................................           (18,013)                   -                   -
Cancelled...........................................          (290,185)             (25,500)                  -
                                                        -------------------   ------------------    -------------------
Outstanding end of period ..........................           634,002              659,200              95,700
                                                        ===================   ==================    ===================
Restricted share units exercisable, end of period...                 -                    -                   -
                                                        ===================   ==================    ===================

         Weighted average exercise price for restricted share units is $0.

         During the years ended December 31, 2006, 2005 and 2004, the following activity occurred under our plans:

                                                         December 31, 2006    December 31, 2005     December 31, 2004
                                                        -------------------   ------------------    -------------------

Weighted average grant date fair value of awards....   $       23.6080     $       24.2249    $       21.7572
                                                        -------------------   ------------------    -------------------

         We have three restricted share award tranches based on the year of grant and service and performance period related to them: "2004-2006 Grants", "2005-2007 Grants" and "2006-2008 Grants". "2005-2007 Grants" and "2006-2008
Grants" are comprised of two components - restricted stock units and performance shares. The third tranche "2004-2006 Grants" is comprised of performance shares only. During the quarter ended September 30, 2006, we concluded that the performance targets of the performance shares in all three tranches were no longer probable of being achieved and as a result we reversed $4.1 million of compensation expense relating to these performance shares.

         Compensation expense for restricted share awards for the year ended December 31, 2006 and 2005 was $1.1 million and $2.9 million, respectively. There was no compensation expense for restricted share awards for December 31, 2004. We recognize compensation costs for restricted share awards with cliff vesting evenly over the requisite service period. There was no tax benefit during the year ended December 31, 2006.

         As of December 31, 2006, there was $7.6 million of total unrecognized compensation costs related to restricted share awards. These costs are expected to be recognized over a period of up to three years or immediately upon a change in control. Upon a change in control, all restricted share awards will immediately vest and performance shares will vest at a 50% award amount.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


14.      Statutory requirements and dividend restrictions

         Our insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate, including Bermuda, the Cayman Islands, the United States and the United Kingdom, Ireland and Singapore. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.

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

         Under The Insurance Law of the Cayman Islands, Scottish Annuity & Life Insurance Company (Cayman) Ltd. and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million. There are no statutory restrictions on the payment of dividends from retained earnings by any of the Cayman subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Cayman subsidiaries.

         Our United States subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. The NAIC prescribes risk-based capital ("RBC") requirements for U.S. domiciled life and health insurance companies. As of December 31, 2006 and 2005, Scottish Re (U.S.), Inc., Scottish Re Life Corporation and Orkney Re, Inc. exceeded all minimum RBC requirements. The maximum amount of dividends that can be paid by Scottish Re (U.S.), Inc. and Scottish Re Life Corporation (Delaware domiciled insurance companies) and Orkney Re, Inc. (South Carolina domicile) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory surplus as of December 31 of the preceding year not exceeding earned surplus. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2006, Scottish Re (U.S.), Inc., Scottish Re Life Corporation and Orkney Re, Inc. could not pay dividends without prior approval of the Insurance Commissioner.

         The following table presents selected statutory financial information for our primary life reinsurance legal entities, as of or for the years ended December 31, 2006, 2005 and 2004:

                                       Statutory capital & surplus          Statutory net earned income (loss)
                                       ---------------------------     --------------------------------------------
                                           2006            2005            2006             2005            2004
                                       -------------  --------------   ------------  --------------- --------------
Scottish Re (U.S.), Inc.............  $     305,934   $     229,839    $  (208,032)  $    (263,486)  $     (25,573)
Scottish Re Life Corporation........         81,294          74,332         (3,741)          8,757         (68,517)

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

14. Statutory requirements and dividend restrictions (continued)

         Scottish Re Limited's statutory filling for the year ended December 31, 2006 has not yet been filed. At December 31, 2005 and 2004, Scottish Re Limited had statutory capital and surplus of $84.3 million and $87.2 million, respectively. For the years ended December 31, 2005 and 2004 Scottish Re Limited had a statutory net earned loss of $13.9 million and $6.6 million, respectively. In connection with the Insurance Companies Act 1982 of the United Kingdom, Scottish Re Limited is required to maintain statutory minimum net capital of approximately $47.8 million and $65.4 million at December 31, 2005 and 2004, respectively.

         Scottish Re (Dublin) Limited is required by the Irish Financial Services Regulatory Authority ("IFSRA") to maintain a minimum level of paid up share capital. There are currently no statutory or regulatory restrictions on the ability of Scottish Re (Dublin) Limited to make dividend payments from profits available for distribution within the meaning of the Companies (Amendment) Act, 1983. On 15 July 2006, Statutory Instrument 380 of 2006 transposed into Irish law European Union Council Directive 2005/68/EC. The Directive establishes a regulatory regime for reinsurance organizations and defines minimum requirements for certain liabilities, assets backing these liabilities and surplus. IFSRA targets 150% of this minimum surplus level. This targeted level as of 31 December 2006 is $247.0 million and the Company has $423.0 million of assets available to meet this requirement.

         The company action level risk based capital percentage at December 31, 2006 for Scottish Re (U.S.) Inc. and Scottish Re Life Corporation was 269% and 296%, respectively.

15.      Reinsurance

         Premiums earned are analyzed as follows:

                                                              Year Ended             Year Ended             Year Ended
                                                          December 31, 2006       December 31, 2005      December 31, 2004
                                                         --------------------   ---------------------  ---------------------
Premiums assumed....................................        $    2,176,623      $    2,155,279         $      827,082
Premiums ceded......................................              (334,638)           (221,349)              (237,637)
                                                         --------------------   ---------------------  ---------------------
Premiums earned.....................................        $    1,841,985      $    1,933,930         $      589,445
                                                         ====================   =====================  =====================


         Claims and other policy benefits are net of reinsurance recoveries of $347.1 million, $158.9 million and $144.5 million during the years ended December 31, 2006, 2005 and 2004, respectively.

         At December 31, 2006 and 2005, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 1% of total assets.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


16.      Business segments

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

                                                                      Year Ended December 31, 2006
                                                   -----------------------------------------------------------------------
                                                        Life               Life
                                                     Reinsurance        Reinsurance      Corporate and
                                                    North America      International         Other            Total
                                                   ---------------  -----------------   -----------------  ---------------
Premiums earned, net.............................  $    1,719,239   $      122,746      $         -        $    1,841,985
Investment income, net...........................         584,359           24,106            8,159               616,624
Fee income.......................................          11,491                -            3,002                14,493
Realized gains (losses)..........................         (19,043)         (11,569)           3,207               (27,405)
Change in value of embedded derivative, net......           5,803                -                -                 5,803
                                                   ---------------  -----------------   -----------------  ---------------
   Total revenues................................       2,301,849          135,283           14,368             2,451,500
                                                   ---------------  -----------------   -----------------  ---------------
Claims and other policy benefits.................       1,490,346          101,126                -             1,591,472
Interest credited to interest sensitive contract
   liabilities...................................         172,967                -                -               172,967
Acquisition costs and other insurance expenses,
   net...........................................         360,737           37,332           11,116               409,185
Operating expenses...............................          58,133           31,236           62,942               152,311
Goodwill impairment..............................               -           33,758              367                34,125
Collateral finance facilities expense............         205,210                -           10,581               215,791
Interest expense.................................          11,613                -           11,526                23,139
                                                   ---------------  -----------------   -----------------  ---------------
   Total benefits and expenses...................       2,299,006          203,452           96,532             2,598,990
                                                   ---------------  -----------------   -----------------  ---------------
Income (loss) before income taxes and minority
   interest......................................  $        2,843   $      (68,169)    $    (82,164)       $     (147,490)
                                                   ===============  =================  ==================  ===============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

16.  Business segments (continued)

                                                                      Year Ended December 31, 2005
                                                   -----------------------------------------------------------------------
                                                        Life               Life
                                                     Reinsurance        Reinsurance      Corporate and
                                                    North America      International         Other            Total
                                                   ---------------  -----------------   -----------------  ---------------
Premiums earned, net.............................  $    1,814,875   $      119,055      $         -        $    1,933,930
Investment income, net...........................         341,539           11,488            2,810               355,837
Fee income.......................................           9,233                -            3,083                12,316
Realized gains...................................           1,121            1,263            1,354                 3,738
Change in value of embedded derivative, net......          (8,492)               -                -                (8,492)
                                                   ---------------  -----------------   -----------------  ---------------
   Total revenues................................       2,158,276          131,806            7,247             2,297,329
                                                   ---------------  -----------------   -----------------  ---------------
Claims and other policy benefits.................       1,365,599           76,906                -             1,442,505
Interest credited to interest sensitive contract
   liabilities...................................         132,968                -                -               132,968
Acquisition costs and other insurance expenses,
   net...........................................         400,992           20,722            2,061               423,775
Operating expenses...............................          48,849           25,276           41,448               115,573
Collateral finance facilities expenses...........          43,113                -            5,033                48,146
Interest expense.................................          10,823                -            9,915                20,738
                                                   ---------------  -----------------   -----------------  ---------------
   Total benefits and expenses...................       2,002,344          122,904           58,457             2,183,705
                                                   ---------------  -----------------   -----------------  ---------------
Income (loss) before income taxes and minority
   interest......................................  $      155,932   $        8,902     $    (51,210)       $      113,624
                                                   ===============  =================  ==================  ===============

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


16.  Business segments (continued)

                                                                      Year Ended December 31, 2004
                                                   -----------------------------------------------------------------------
                                                        Life               Life
                                                     Reinsurance        Reinsurance      Corporate and
                                                    North America      International         Other            Total
                                                   ---------------  -----------------   -----------------  ---------------
Premiums earned, net.............................   $     466,927   $      122,518       $        -         $     589,445
Investment income, net...........................         206,009           10,023            1,106               217,138
Fee income.......................................           7,867                -            3,680                11,547
Realized gains (losses)..........................          (7,974)           1,685           (2,015)               (8,304)
Change in value of embedded derivative, net......           4,561                -                -                 4,561
                                                   ---------------  -----------------   -----------------  ---------------
   Total revenues................................         677,390          134,226            2,771               814,387
                                                   ---------------  -----------------   -----------------  ---------------
Claims and other policy benefits.................         344,319           81,646                -               425,965
Interest credited to interest sensitive contract
   liabilities...................................         106,525                -                -               106,525
Acquisition costs and other insurance expenses,
   net...........................................         131,658           17,634            2,113               151,405
Operating expenses...............................          18,408           18,798           17,452                54,658
Collateral finance facilities expenses...........           2,724                -                -                 2,724
Interest expense.................................           4,605                -            8,411                13,016
Due diligence costs..............................               -                -            4,643                 4,643
                                                   ---------------  -----------------   -----------------  ---------------
   Total benefits and expenses...................         608,239          118,078           32,619               758,936
                                                   ---------------  -----------------   -----------------  ---------------
Income (loss) before income taxes and minority
   interest......................................  $       69,151   $       16,148     $    (29,848)       $       55,451
                                                   ===============  =================  ==================  ===============

         Capital expenditures of each reporting segment were not material in the periods noted.

         Revenues from transactions with a single external customer did not amount to 10% or more of our revenues.


Assets                                December 31, 2006    December 31, 2005
                                      ------------------   -----------------
Life Reinsurance:
     North America..............       $   12,194,291      $   10,583,046
     International..............              431,222             460,888
                                      ------------------   -----------------
Total Life Reinsurance..........           12,625,513          11,043,934
Corporate and Other.............              810,559           1,072,369
                                      ------------------   -----------------
Total...........................       $   13,436,072      $   12,116,303
                                      ==================   =================

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006


17.      Earnings per ordinary share

         The following table sets forth the computation of basic and diluted earnings per ordinary share:

                                                                Year Ended             Year Ended           Year Ended
                                                             December 31, 2006      December 31, 2005    December 31, 2004
                                                            -------------------   --------------------  --------------------
Numerator:
Net income (loss)...................................          $     (366,714)      $      130,197       $       71,391
Dividend declared on non-cumulative perpetual preferred
   shares...........................................                  (9,062)              (4,758)                   -
Imputed dividend on prepaid variable share forward
   contract.........................................                    (881)                   -                    -
                                                            -------------------   --------------------  --------------------
Net income (loss) available to ordinary shareholders          $     (376,657)      $      125,439       $       71,391
                                                            ===================   ====================  ====================
Denominator:
Denominator for basic earnings (loss) per ordinary share
Weighted average number of ordinary shares..........              56,182,222           43,838,261           35,732,522
Effect of dilutive securities
   - Stock options and restricted stock.............                       -              661,693              634,562
   - Warrants.......................................                       -            2,237,663              885,363
   - 4.5% Convertible Notes and Hybrid Capital Units                       -              793,499              255,845
                                                            -------------------   --------------------  --------------------
Denominator for dilutive earnings (loss) per ordinary
   share............................................              56,182,222           47,531,116           37,508,292
                                                            ===================   ====================  ====================

Basic earnings (loss) per ordinary share:
     Income (loss) from continuing operations (1)...          $        (6.70)      $         2.86       $         2.00
     Discontinued operations........................                       -                    -                (0.01)
                                                            -------------------   --------------------  --------------------
     Net income (loss) available to ordinary shareholders     $        (6.70)      $         2.86       $         1.99
                                                            ===================   ====================  ====================

Diluted earnings (loss) per ordinary share:
     Income (loss) from continuing operations (1)...          $        (6.70)      $         2.64       $         1.91
     Discontinued operations........................                       -                    -                (0.01)
                                                            -------------------   --------------------  --------------------
     Net income (loss) available to ordinary shareholders     $        (6.70)      $         2.64       $         1.90
                                                            ===================   ====================  ====================
---------------

 (1) Reflects reduction for dividends declared on non-cumulative perpetual preferred shares.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

18.      Commitments and contingencies

         Derivative instruments

         We do not invest in derivatives for speculative purposes and our use of derivatives has not been significant to our financial position. We maintain investments in derivative instruments such as interest rate swaps for which the primary purposes are to manage duration or interest rate sensitivity. We currently record changes in market value of these instruments as realized gains (losses) in the consolidated statements of operations in accordance with SFAS No. 133.

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

Interest Rate Swap

         During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This derivative has not been designated as a hedge. The change in fair value of the swap during the years ended December 31, 2006 and 2005 amounted to a gain of $4.4 million and $2.2 million, respectively. These gains and losses are included in realized gains (losses) in the consolidated statements of income (loss). Also during 2004, we entered into interest rate swaps with varying notional amounts and maturities, which have been designated as hedges of the variable interest cash flows of four of the trust preferred debt issuances described in Note 9. The gain on the interest rate swaps for the year of $0.9 million has been included in interest expense for 2006. On August 2, 2006, we terminated the swap contracts for net proceeds of $3.5 million.

Tartan Capital Limited

         On May 4, 2006, we entered into an agreement that provides two classes totaling $155.0 million of collateralized catastrophe protection with Tartan Capital Limited ("Tartan"), a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides Scottish Annuity & Life Insurance Company (Cayman) Ltd. with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Upon the occurrence of a loss event, where the indexed losses exceeds the trigger level for a given tranche, the percentage of the original principal for each tranche paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. increases linearly between the trigger level and exhaustion level. Since the amount of any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by Scottish Annuity and Life Insurance Company (Cayman) Ltd. and any of its affiliates resulting from the loss event.

         In accordance with SFAS No. 133, this contract is considered to be a derivative. We record this contract at fair value which is included in "Other assets" and "Other liabilities" in the consolidated balance sheets with any changes in the value reflected in "Acquisition costs and other insurance expenses" in the consolidated statements of income (loss). There is no quoted market value available for this derivative. The fair value is estimated utilizing

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

18. Commitments and contingencies (continued)


published mortality data. Expenses related to this transaction are included in "Acquisition costs and other insurance expenses" in the Corporate and Other Segment.

         Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are, therefore, not required to consolidate it in our consolidated financial statements.

         Lease commitments

         We lease office space in the countries in which we conduct business under operating leases that expire at various dates through 2023. Total rent expense with respect to these operating leases for the years ended December 31, 2006, 2005 and 2004 was approximately $5.0 million, $3.2 million and $1.9 million, respectively.

         Future minimum lease payments under the leases are expected to be:

Year ending December 31
2007..........................................              $5,615
2008..........................................               5,334
2009..........................................               5,202
2010..........................................               4,537
2011..........................................               4,484
Thereafter....................................              28,373
                                                         -----------
Total future lease commitments................             $53,545
                                                         ===========

         Concentrations of credit risk

         The creditworthiness of a counter-party is evaluated by us, taking into account credit ratings assigned by rating agencies. The credit approval process involves an assessment of factors including, among others, the counterparty, country and industry credit exposure limits. Collateral may be required, at our discretion, on certain transactions based on the creditworthiness of the counterparty.

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

         Legal proceedings

         On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

18. Commitments and contingencies (continued)

E. Miller, our Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. We contest the allegations that have been asserted and plan to vigorously defend our interests in the action.

         In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against our directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleges, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserts claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. Our motion is currently pending.

         Government subpoenas

         We have received separate subpoenas from the staff of the SEC and the Permanent Subcommittee on Investigations of the United States Senate Committee on Homeland Security and Governmental Affairs ("PSI"). The SEC subpoena seeks documents and other information regarding transactions and trading involving our securities by certain former officers and directors of Scottish Re (each of whom left those positions by mid-year 2001), by certain of our original shareholders of Scottish Re, and by our former Chairman. The PSI subpoena is in connection with the PSI's general review of compliance with anti-money laundering, tax and securities laws and regulations related to financial transactions by individuals and domestic and offshore entities. The PSI subpoena seeks documents regarding our formation of Scottish Re, certain wealth management products and transactions involving the individuals mentioned above. We believe we have fully responded to these inquiries. We have not received any further inquiry. Due to the nature of the subpoenas, it is difficult to fully assess the scope or any potential outcome to us of these inquiries, including any potential enforcement actions involving us, these inquiries may result in negative publicity and could have an adverse affect on us.

         Mediation

         On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at December 31, 2006. The parties have held multiple mediation sessions, but have been unable to resolve the dispute. No date has been scheduled for a future mediation session.

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

18. Commitments and contingencies (continued)

         Directors and Officers

         We indemnify our directors and officers as provided in our charters and by-laws. Since this indemnity generally is not subject to limitation with respect to duration or amount, we do not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.

19.      Quarterly financial data (Unaudited)

         Quarterly financial data for the year ended December 31, 2006 is as follows:


                                                                             Quarter Ended
                                                   -----------------------------------------------------------------
                                                     December 31     September 30        June 30         March 31
                                                   ---------------  --------------   -------------    -------------
Total revenue..................................    $   668,207      $   611,346      $   593,626      $   578,321
Income (loss) from continuing operations before
   income taxes and minority interest..........       (114,825)          (6,806)         (32,413)           6,554
Net income (loss)..............................       (231,558)         (27,415)        (121,590)          13,849

Dividend declared on non-cumulative perpetual
   preferred shares............................         (2,265)          (2,266)          (2,265)          (2,266)

Imputed dividend on prepaid variable share
   forward contract............................              -             (809)             (72)               -
                                                   ---------------  --------------   -------------    -------------

Net income (loss) available to ordinary
   shareholders................................    $  (233,823)     $   (30,490)     $  (123,927)     $    11,583
                                                   ===============  ==============   =============    =============

Basic earnings (loss) per ordinary share.......    $     (3.86)     $     (0.54)     $     (2.31)     $      0.22
Diluted earnings (loss) per ordinary share.....    $     (3.86)     $     (0.54)     $     (2.31)     $      0.20

                            SCOTTISH RE GROUP LIMITED

                                December 31, 2006

19.  Quarterly financial data (Unaudited) (continued)

         Quarterly financial data for the year ended December 31, 2005 is as follows:

                                                                             Quarter Ended
                                                   ----------------------------------------------------------------
                                                     December 31     September 30        June 30         March 31
                                                   ---------------  --------------   -------------    -------------
Total revenue..................................    $   674,980      $   563,740      $   502,046      $   556,563
Income from continuing operations before income
   taxes and minority interest.................         59,153           27,846           (6,798)          33,423
Net income.....................................         60,776           34,410            1,591           33,420
Dividend declared on non-cumulative perpetual
   preferred shares............................         (2,266)          (2,492)               -                -
                                                   ---------------  --------------   -------------    -------------
Net income available to ordinary shareholders..    $    58,510      $    31,918      $     1,591      $    33,420
                                                   ===============  ==============   =============    =============

Basic earnings per ordinary share..............    $      1.26      $      0.70      $      0.04      $      0.84
Diluted earnings per ordinary share............    $      1.18      $      0.66      $      0.03      $      0.74

         Revenues for the first, second and third quarters of 2005 differ from amounts included in our respective Quarterly Reports on Form 10-Q filed during 2005 due to a change in presentation of experience refunds. In 2005, $1.6 million, $1.7 million and ($2.2 million) of experience refunds were netted against "Acquisition costs and other insurance expenses" in the first, second and third quarters, respectively, but were reclassified to "Premiums earned" beginning in the fourth quarter of 2005.

         Computations of results per share for each quarter are made independently of results per share for the year. Due to rounding and transactions affecting the weighted average number of shares outstanding in each quarter, the sum quarterly results per share does not equal results per share for the year.

Schedule                                                                  Page
I    Summary of Investments.......................................         154
II   Condensed Financial Information..............................     155-156
III  Supplementary Insurance Information..........................         157
IV   Reinsurance..................................................         158
V    Valuation and Qualifying Accounts............................         159

         All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

                            SCOTTISH RE GROUP LIMITED
 SCHEDULE 1 - SUMMARY OF INVESTMENTS - OTHER THAN INVESTMENTS IN RELATED PARTIES
                                December 31, 2006
                (Expressed in Thousands of United States Dollars)

                                                                Year Ended December 31, 2006           Amount at
                                                                ----------------------------         which shown in
                                                              Amortized Cost      Market Value       Balance Sheet
                                                            -----------------   ---------------    -----------------
Type of investment:
Fixed maturities
U.S. Treasury securities and U.S. government
   agency obligations....................................   $        69,205     $        68,021    $        68,021
Corporate securities.....................................         2,723,185           2,700,504          2,700,504
Municipal bonds..........................................            52,676              52,194             52,194
Mortgage or asset backed securities......................         5,258,677           5,244,805          5,244,805
                                                            -----------------   ---------------    -----------------
Total fixed maturities...................................         8,103,743           8,065,524          8,065,524
                                                            -----------------   ---------------    -----------------
Preferred stock..........................................   $       119,721     $       116,933    $       116,933
Cash and cash equivalents................................           622,756             622,756            622,756
Other investments........................................            65,448              65,448             65,448
Funds withheld at interest...............................         1,942,079           1,942,079          1,942,079
                                                            -----------------   ---------------    -----------------
Total investments, cash and cash equivalents.............   $    10,853,747     $    10,812,740    $    10,812,740
                                                            =================   ===============    =================

                            SCOTTISH RE GROUP LIMITED

           SCHEDULE II - CONDENSED FINANCIAL INFORMATION OF REGISTRANT

                (Expressed in Thousands of United States Dollars)

BALANCE SHEETS (PARENT COMPANY)

Assets                                                                        December 31, 2006     December 31, 2005
                                                                            --------------------  ----------------------
   Investment in subsidiaries on equity basis.............................  $       1,197,570     $       1,534,544
   Cash and cash equivalents..............................................             14,238                52,859
   Other assets...........................................................             26,993                14,155
                                                                            --------------------  ----------------------
   Total assets...........................................................  $       1,238,801     $       1,601,558
                                                                            ====================  ======================
Liabilities
   Accounts payable and other liabilities.................................  $          37,944     $          71,789
   Long term debt.........................................................                  -               115,000
   Mezzanine equity.......................................................            143,665               143,057
   Total shareholders' equity.............................................          1,057,192             1,271,712
                                                                            --------------------  ----------------------
   Total liabilities, minority interest, mezzanine equity and
     shareholders' equity.................................................  $       1,238,801     $       1,601,558
                                                                            ====================  ======================

STATEMENTS OF INCOME (LOSS)(PARENT COMPANY)

                                                             Year Ended            Year Ended             Year Ended
                                                         December 31, 2006      December 31, 2005      December 31, 2004
                                                        -------------------  ---------------------   ---------------------
Revenues
Investment income, net.............................      $          21,917   $          12,562       $        4,453
Net realized gains (losses)........................                    (82)                (16)                  58
Other income (loss), net of operating expenses.....                 (5,889)             (1,155)               5,356
Interest expense...................................                 (8,683)             (9,728)              (8,198)
Income tax expense.................................                    (69)                 (9)                (119)
                                                        -------------------  ---------------------   ---------------------
Income before undistributed earnings (loss) of
  subsidiaries.....................................                  7,194               1,654                1,550
Equity in earnings (loss) of subsidiaries..........               (373,908)            128,543               69,841
                                                        -------------------  ---------------------   ---------------------
Net income (loss)..................................      $        (366,714)  $         130,197       $       71,391
                                                        ===================  =====================   =====================

                            SCOTTISH RE GROUP LIMITED

                (Expressed in Thousands of United States Dollars)

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

                                                             Year Ended             Year Ended            Year Ended
                                                         December 31, 2006       December 31, 2005     December 31, 2004
                                                        --------------------   --------------------  ---------------------
Operating activities
Net income (loss)..................................      $        (366,714)     $      130,197       $       71,391
Equity in earnings (loss) of subsidiaries..........                373,908            (128,543)             (69,841)
Other..............................................                (47,046)             77,748              (10,622)
                                                        --------------------   --------------------  ---------------------
   Net cash provided by (used in) operating activities             (39,852)             79,402               (9,072)
                                                        --------------------   --------------------  ---------------------
Investing activities
Proceeds from sales of fixed maturity investments..                      -                   -                1,546
Capital contributions to subsidiaries..............                (23,047)           (303,560)            (170,624)
                                                        --------------------   --------------------  ---------------------
   Net cash used in investing activities...........                (23,047)           (303,560)            (169,078)
                                                        --------------------   --------------------  ---------------------
Financing activities
Net proceeds from issuance of ordinary shares and
   warrants........................................                153,698             165,704              135,335
Net proceeds from issuance of perpetual preferred
   shares..........................................                      -             120,436                    -
Net proceeds from issuance of long term debt                      (115,000)                  -                    -
Net proceeds from issuance of notes payable to buy
   Cypress Entities................................                      -                   -               41,282
Dividends paid on non-cumulative perpetual preferred
   shares..........................................                 (9,062)             (2,492)                   -
Dividends paid on ordinary shares..................                 (5,359)             (8,989)              (7,147)
                                                        --------------------   --------------------  ---------------------
   Net cash provided by financing activities.......                 24,277             274,659              169,470
                                                        ====================   ====================  =====================
Net change in cash and cash equivalents............                (38,622)             50,501               (8,680)
Cash and cash equivalents, beginning of year.......                 52,860               2,358               11,038
                                                        --------------------   --------------------  ---------------------
Cash and cash equivalents, end of year.............      $          14,238       $      52,859        $       2,358
                                                        ====================   ====================  =====================

                            SCOTTISH RE GROUP LIMITED

                SCHEDULE III - SUPPLEMENTAL INSURANCE INFORMATION

                (Expressed in Thousands of United States Dollars)

                                                          Year Ended December 31, 2006
                           ---------------------------------------------------------------------------------------------
                                          Future
                                          policy
                                         benefits
                                           and
                                         Interest                                 Claims,    Amortization
                             Deferred    sensitive                     Net      losses and   of deferred      Other
                           acquisition   contract      Premium     investment   settlement   acquisition     operating
Segment                       costs     liabilities  revenue (1)     income      expenses*      costs          costs
-------                   ------------- -----------  ------------  -----------  -----------  ------------- -------------
Life Reinsurance North
   America..............   $  603,729   $ 6,809,203  $1,719,239    $  584,359   $ 1,663,313  $    75,952    $  559,741
Life Reinsurance
   International........        7,618       245,108     122,746        24,106       101,126       29,598        72,728
Corporate and Other.....        7,390             -           -         8,159             -        3,922        92,610
                          -----------   -----------  ----------    ----------   -----------  -----------    ----------
Total...................   $  618,737   $ 7,054,311  $1,841,985    $  616,624   $ 1,764,439  $   109,472    $  725,079
                          ===========   ===========  ==========    ==========   ===========  ===========    ==========


                                                          Year Ended December 31, 2005
                           ---------------------------------------------------------------------------------------------
                                          Future
                                          policy
                                         benefits
                                           and
                                         Interest                                 Claims,    Amortization
                             Deferred    sensitive                     Net      losses and   of deferred      Other
                           acquisition   contract      Premium     investment   settlement   acquisition     operating
Segment                       costs     liabilities  revenue (1)     income      expenses*      costs          costs
-------                   ------------- -----------  ------------  -----------  -----------  ------------- -------------
Life Reinsurance North
   America..............   $  575,124   $ 7,217,141  $1,814,875    $  341,539   $ 1,498,567  $   50,847    $  452,930
Life Reinsurance
   International........        8,147       216,652     119,055        11,488        76,906      17,232        28,766
Corporate and Other.....       11,312             -           -         2,810             -         827        57,630
                          -----------   -----------  ----------    ----------   -----------  ----------    ----------
Total...................   $  594,583   $ 7,433,793  $1,933,930    $  355,837   $ 1,575,473  $   68,906    $  539,326
                          ===========   ===========  ==========    ==========   ===========  ==========    ==========


                                                          Year Ended December 31, 2004
                           ---------------------------------------------------------------------------------------------
                                          Future
                                          policy
                                         benefits
                                           and
                                         Interest                                 Claims,    Amortization
                             Deferred    sensitive                     Net      losses and   of deferred      Other
                           acquisition   contract      Premium     investment   settlement   acquisition     operating
Segment                       costs     liabilities  revenue (1)     income      expenses*      costs          costs
-------                   ------------- -----------  ------------  -----------  -----------  ------------- -------------
Life Reinsurance North
   America..............   $  399,056   $ 6,260,282  $  466,927    $  206,009   $   450,844  $   66,864    $   90,531
Life Reinsurance
   International........        6,077       222,880     122,518        10,023        81,646      12,577        23,855
Corporate and Other.....       12,173             -           -         1,106             -         794        31,825
                          ------------- -----------  ------------  -----------  -----------  ------------- -------------
Total...................   $  417,306   $ 6,483,162  $  589,445    $  217,138   $   532,490  $   80,235    $  146,211
                          ============= ===========  ============  ===========  ===========  ============= =============

---------------

(1) Certain reclassifications have been made to the 2004 and 2005 amounts to conform to the 2006 presentation.

* Includes claims and other policy benefits and interest credited on interest sensitive contract liabilities.

                            SCOTTISH RE GROUP LIMITED

                            SCHEDULE IV - REINSURANCE

                (Expressed in Thousands of United States Dollars)

                                                                  Year Ended December 31, 2006
                                           --------------------------------------------------------------------------------
                                                                                                                Percentage
                                                                                                               of amount
                                                Gross       Ceded to other     Assumed from                      assumed
                                               Amount          companies     other companies     Net Amount       to net
                                           ------------   ----------------- ----------------- --------------   -----------
Life Insurance In force Premiums.........          -         (56,646,676)      1,022,947,133    966,300,457          106%
                                           ============   =================  ================ ==============   ===========
Life Reinsurance North America...........  $       -      $     (320,390)    $     2,039,630  $   1,719,239          119%
Life Reinsurance International...........          -             (14,248)            136,993        122,746          112%
Corporate and Other......................          -                   -                   -             --            -
                                           ------------   ----------------- ----------------- --------------   -----------
Total....................................  $       -      $     (334,638)    $     2,176,623  $   1,841,985          118%
                                           ============   ================= ================= ==============   ===========

                                                                  Year Ended December 31, 2005
                                           --------------------------------------------------------------------------------
                                                                                                                Percentage
                                                                                                               of amount
                                                Gross       Ceded to other     Assumed from                      assumed
                                               Amount          companies     other companies     Net Amount       to net
                                           ------------   ----------------- ----------------- --------------   -----------
Life Insurance In force Premiums.........          -         (139,517,423)    1,024,250,510     884,733,087         116%
                                           ============   ================= ================= ==============   ===========
Life Reinsurance North America...........  $       -      $      (204,119)  $     2,018,994   $   1,814,875         111%
Life Reinsurance International...........          -              (17,230)          136,285         119,055         114%
Corporate and Other......................          -                    -                 -               -           -
                                           ------------   ----------------- ----------------- --------------   -----------
Total....................................  $       -      $      (221,349)  $     2,155,279   $   1,933,930         111%
                                           ============   ================= ================= ==============   ===========

                                                                  Year Ended December 31, 2004
                                           --------------------------------------------------------------------------------
                                                                                                                Percentage
                                                                                                               of amount
                                                Gross       Ceded to other     Assumed from                      assumed
                                               Amount          companies     other companies     Net Amount       to net
                                           ------------   ----------------- ----------------- --------------   -----------
Life Insurance In force Premiums*........          -          (84,925,322)      306,408,016     221,482,694        138%
                                           ============   ================= ================= ==============   ===========
Life Reinsurance North America...........  $       -      $      (226,099)  $       693,024   $     466,925        148%
Life Reinsurance International...........          -              (11,538)          134,058         122,520        109%
Corporate and Other......................          -                    -                 -               -          -
                                           ------------   ----------------- ----------------- --------------   -----------
Total....................................  $       -      $      (237,637)  $       827,082   $     589,445        140%
                                           ============   ================= ================= ==============   ===========

---------------
* Excludes business acquired from ING.

                            SCOTTISH RE GROUP LIMITED

                 SCHEDULE V - VALUATION AND QUALIFYING ACCOUNTS

                (Expressed in Thousands of United States Dollars)

                                                                      Year Ended December 31, 2006
                                                   -----------------------------------------------------------------
                                                    Balance at        Charges to
                                                    Beginning of       Costs and       Charges to     Balance at end
                                                       Period          Expenses      Other Accounts      of Period
                                                   --------------   --------------   ---------------  ---------------
Description
Allowance on income taxes......................    $    18,451      $   209,137      $    77,274      $   304,862
Reserve for uncollectible reinsurance..........    $     6,000      $     6,124      $         -      $    12,124

                                                                      Year Ended December 31, 2005
                                                   -----------------------------------------------------------------
                                                    Balance at        Charges to
                                                    Beginning of       Costs and       Charges to     Balance at end
                                                       Period          Expenses      Other Accounts      of Period
                                                   --------------   --------------   ---------------  ---------------
Description
Allowance on income taxes......................    $    22,148      $         -      $    (3,697)*    $    18,451
Reserve for uncollectible reinsurance..........    $         -      $     6,000      $         -      $     6,000

                                                                      Year Ended December 31, 2004
                                                   -----------------------------------------------------------------
                                                    Balance at        Charges to
                                                    Beginning of       Costs and       Charges to     Balance at end
                                                       Period          Expenses      Other Accounts      of Period
                                                   --------------   --------------   ---------------  ---------------
Description
Allowance on income taxes......................    $         -      $         -      $    22,148*     $    22,148

---------------
* This valuation arose in respect of the acquisition of the ING individual life reinsurance business. This was established as a result of the purchase accounting for the acquisition and therefore has not been included in the determination of net income.

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


                Signature                                Title                           Date
                ---------                                -----                           ----

/s/ Glenn Schafer
------------------------------------------
              Glenn Schafer                     Chairman and Director                March 1, 2007

/s/ Michael Austin
------------------------------------------
              Michael Austin                    Director                             March 1, 2007

/s/ G. William Caulfeild-Browne
------------------------------------------
       G. William Caulfeild-Browne              Director                             March 1, 2007

/s/ Robert M. Chmely
------------------------------------------
             Robert M. Chmely                   Director                             March 1, 2007

/s/ Jean Claude Damerval
------------------------------------------
           Jean Claude Damerval                 Director                             March 1, 2007

/s/  Michael French
------------------------------------------
              Michael French                    Director                             March 1, 2007

/s/ Lord Norman Lamont
------------------------------------------
            Lord Norman Lamont                  Director                             March 1, 2007

/s/ Hazel O'Leary
------------------------------------------
              Hazel O'Leary                     Director                             March 1, 2007

/s/ Jeffrey Hughes
------------------------------------------
              Jeffrey Hughes                    Director                             March 1, 2007

/s/ Paul Goldean
------------------------------------------
               Paul Goldean                     CEO and Director                     March 1, 2007