Form 10-K/A
period 2006-12-31
SCOTTISH RE GROUP LTD
filed 2007-04-27
CIK 1064122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

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

Registrant’s telephone number, including area code: (441) 295-4451

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Ordinary Shares, par value $0.01 per share	New York Stock Exchange
Hybrid Capital Units	New York Stock Exchange
Non-Cumulative Perpetual Preferred Shares, par value $0.01 per share	New York Stock Exchange

Securities Registered Pursuant to Section 12(g) of the Act:
None

Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes       No

Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes       No

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by checkmark whether the registrant is a large accelerated filer, as defined in Rule 12b-2 of the Exchange Act.

Large accelerated filer                       Accelerated filer                           Non-accelerated filer

Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes       No

The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $733,900,935. As of April 16, 2007, Registrant had 67,995,057 ordinary shares outstanding.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (‘‘Amendment No. 1’’), is being filed by Scottish Re Group Limited to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed with the Securities and Exchange Commission (the ‘‘SEC’’) on March 1, 2006 (the ‘‘Initial Report’’). Since we will not be filing our Definitive Proxy Statement within 120 days following our fiscal year end as originally intended, we are hereby filing this Amendment No. 1 to provide the information we originally intended to incorporate by reference. Such information is the information required by Items 10-14 of Part III of our Annual Report on Form 10-K. Pursuant to Rule 12b-15 under the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), as amended, Part III of the Initial Report is hereby deleted in its entirety and replaced with the following Part III as set forth below. This Amendment No. 1 does not change our previously reported financial statements and other financial disclosures contained in our Initial Report.

PART III

Item 10:    DIRECTORS AND EXECUTIVE OFFICERS OF REGISTRANT

The Board is presently comprised of 10 directors divided into three classes: Class I, Class II and Class III. Classes I and III each consist of three directors and Class II consists of four directors. Each class of directors is generally elected in alternating years with each class serving for a term of three years. Directors generally serve until the Annual General Meeting of Shareholders in the year in which their term expires or until a successor is elected and qualified.

Current Board Members

Name	Age	Position	Year Term Expires
Class I
Bill Caulfeild-Browne(3)	62	Director	2008
Robert M. Chmely(1)(3)(4)	72	Director	2008
Jeffrey Hughes(2)	66	Director	2007	(5)
Class II
Michael Austin(1)(3)	71	Director	2009
Paul Goldean	40	Director	2007	(6)
Lord Norman Lamont(1)(2)(4)	64	Director	2009
Glenn Schafer	57	Director (Chairman)	2009
Class III
Jean Claude Damerval(1)(4)	63	Director	2007
Michael C. French(4)	64	Director	2007
Hazel R. O’Leary(2)(4)	69	Director	2007

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance Committee.
(4)	Member of the Investment Committee.
(5)	Mr. Hughes was elected by the Board to serve as a Class I director in June 2006 to fill a vacancy created by the resignation of our former director William Spiegel. In accordance with our Articles of Association, since Mr. Hughes was initially elected by our Board and not our shareholders, he is required to stand for election by our shareholders at our 2007 Annual General Meeting. Once elected, Mr. Hughes will serve for a one year term expiring at the Annual General Meeting of Shareholders in 2008 or until his successor is elected and qualified.
(6)	Mr. Goldean was elected by the Board to serve as a Class II director in August 2006 to fill a vacancy created by the resignation of our former director Scott Willkomm. In accordance with our Articles of Association, since Mr. Goldean was initially elected by our Board and not our shareholders, he is required to stand for election by our shareholders at our 2007 Annual General Meeting. Upon election, Mr. Goldean will serve for a two year term expiring at the Annual General Meeting of Shareholders in 2009 or until his successor is elected and qualified.

Michael Austin has served as a director since October 1998. Mr. Austin retired in 1992 as the Managing Partner of the Cayman Islands office of KPMG Peat Marwick, an international accounting and consulting firm. Mr. Austin was a partner resident in the Cayman Islands office for over 20 years. Since 1992, Mr. Austin has been self-employed as a chartered accountant. Mr. Austin served as a director of the Cayman Islands Monetary Authority from 1997 to 2003 and as its Chairman until July 2004. He has also served on a variety of other Cayman Islands government committees and government related boards, including the Cayman Islands Agricultural and Industrial Development Board, as Chairman, the Stock Exchange Committee, and the Government/Private Sector Consultative Committee. In 1990, Mr. Austin was awarded an M.B.E. by Her Majesty the Queen in recognition of services to the public and business community. Mr. Austin also serves as a non-executive director on several closely-held company boards.

Bill Caulfeild-Browne has served as a director since June 1999. Mr. Caulfeild-Browne was the Chief Operating Officer (U.S.) for Swiss Re Life and Health of America from 1996 to 1998. He was Chief Operating Officer and a director of The Mercantile and General Reinsurance Company, U.S., from 1990 to 1996, Senior Vice President from 1986 to 1990 and Vice President, Marketing from 1981 to 1986. He served on several other Mercantile and General boards in the USA and Canada, both in Life and Property Casualty. He was Chairman of the Research Council of the Life Office Management Association (‘‘LOMA’’) from 1993 to 1997, and served concurrently as a Member of LOMA’s Board of Directors. He is presently Vice-Chairman for The Nature Conservancy of Canada in Ontario as well as sitting on other not-for-profit boards.

Robert M. Chmely has served as a director since October 1998. Mr. Chmely retired from The Prudential Insurance Company of America in November 1997. From December 1995 to November 1997, Mr. Chmely was President of Prudential Asset Management Group, the corporate pension business of The Prudential Insurance Company of America, and from December 1994 to December 1995, he was Chief Financial Officer of Prudential Asset Management Group. From December 1990 to December 1994, Mr. Chmely served as Senior Managing Director of Portfolio Management at The Prudential Insurance Company of America. He is a Fellow of the Society of Actuaries and a Chartered Financial Analyst.

Jean Claude Damerval has served as a director since November 2004. Mr. Damerval has owned his own corporate finance consulting practice focusing on the international insurance industry since 1994. From 1990-1994, Mr. Damerval served as Group Managing Director and Chief Executive Officer International Operations for AXA and from 1988 to 1990 served as AXA’s Group Controller. Mr. Damerval has 34 years of experience in the insurance and finance business. He has been a lecturer and associate professor in accounting, corporate finance, international finance and strategic development at major business schools and universities in Paris. Mr. Damerval holds an M.B.A. degree in corporate finance and accounting from the Institut D’Etudes Politques, the first part of a PhD in international finance from Paris Economics University and is a graduate of the Association of International Bond Dealers in Montreux, Switzerland.

Michael C. French has served as a director since May 1998. He served as Chief Executive Officer of the Company from May 1998 to January 2005, and served as our President from May 1998 to March 2000. Mr. French also served as Chairman of the Board from March 2000 until May 2006. He was a Managing Director of Maverick Capital, Ltd. from 1993 to 1996, and a consultant to the law firm of Jones, Day, Reavis & Pogue from 1995 to January 2000. From 1996 to May 1998, Mr. French was a Managing Director of The Scottish Annuity Company (Cayman) Ltd. He was a director of Sterling Software, Inc. from July 1992 until its acquisition by another company in March 2000 and a director of Michaels Stores, Inc., a national specialty retail chain, from 1992 to August 2000. Mr. French was a partner with the law firm of Jackson & Walker, L.L.P. from 1976 through 1995. Mr. French received a B.B.A. and J.D. from Baylor University.

Paul Goldean was elected by the Board to serve as a director in August 2006 to fill a vacancy created by the resignation of our former director Scott Willkomm. Mr. Goldean is also our President and Chief Executive Officer, named by the Board effective July 2006. From February 2004 until he was named President and Chief Executive Officer, Mr. Goldean served as our Executive Vice President and General Counsel. He joined the Company in February 2002 as our Senior Vice President and General Counsel. Prior to joining the Company, Mr. Goldean worked at Jones, Day, Reavis & Pogue from March 2000 to February 2002 where, among other things, he acted as outside counsel to the Company. From 1997 to 2000, Mr. Goldean worked with the law firm of Strasburger & Price, L.L.P. Mr. Goldean received his B.B.A. from the University of Texas at El Paso and his J.D. from Southern Methodist University.

Jeffrey Hughes was elected by the Board to serve as a director in June 2006 to fill a vacancy created by the resignation of our former director William Spiegel. Mr. Hughes is a founding partner of The Cypress Group, a New York based private equity firm and also the Company’s largest shareholder, and has been its Vice Chairman for Cypress since 1994. He also serves as a director of Communication & Power Industries, Inc. and Financial Guarantee Insurance Corporation. Mr. Hughes has a lengthy record of business accomplishments and many years of board experience across a range of industries.

Lord Norman Lamont has served as a director since December 2001. From 1990 to 1993, Lord Lamont served as Chancellor of the Exchequer (Treasury Secretary), chairing the G7 group of Finance Ministers and the European Union Finance Ministers. Lord Lamont served as a Conservative Member of Parliament from 1972 to 1993, served as a Minister in the Departments of Energy, Trade & Industry, Defense and Treasury from 1979 to 1997, and became a member of the British House of Lords in 1998. Lord Lamont currently serves as a director of the Balli Group plc, a commodities trading company that specializes in steel, petrochemicals and non-ferrous metals. He is also a director of Compagnie Internationale de Participations Bancaires et Financieres. Lord Lamont previously was a director of N.M. Rothschild & Sons Ltd. for whom he worked for more than 15 years.

Hazel R. O’Leary has served as a director since February 2001. Ms. O’Leary currently serves as the President of Fisk University and is the President of O’Leary & Associates, Inc., an energy consulting firm with a diverse mix of domestic and international energy producers and consumers as clients. Ms. O’Leary was the President and Chief Operating Officer of Blaylock & Partners, an investment banking firm, from 1997 to 2002. From 1993 to 1997, Ms. O’Leary served as the United States Secretary of Energy and from 1977 to 1981 served as Administrator and Deputy Administrator of the Department of Energy’s Economic Regulatory Administration. Ms. O’Leary serves as a director on the boards of UAL Inc., the parent of United Airlines; AES Corporation, a global independent power producer; and Alchemix Corporation, an energy technology company.

Glenn Schafer was elected by our shareholders to the Board of Directors at the 2006 Annual Meeting of Shareholders. Prior to that, Mr. Schafer was elected to the Board of Directors by our Board in February 2006 to fill a vacancy created by the increase in the size of the Board to 10 directors. Previously, Mr. Schafer was elected as a Class I director in 2001 in connection with our acquisition of World-Wide Holdings from Pacific Life and resigned his position as director in 2005. From January 1995 until December 2005, Mr. Schafer was President of Pacific Life Insurance Company. Mr. Schafer is a member of the board of directors of Court Appointed Special Advocates (CASA). Mr. Schafer graduated, magna cum laude, from Michigan State University with a Bachelor of Science degree in accounting. He received an MBA in finance, summa cum laude, from the University of Detroit in 1976 and is a CPA.

Audit Committee

The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. The Audit Committee members are Michael Austin, Robert Chmely, Jean Claude Damerval and Lord Norman Lamont. The Board, in its business judgment, has determined that all of the members of the Audit Committee are ‘‘independent,’’ as defined in Sections 303A.02 and 303A.06 of the New York Stock Exchange’s listing standards and as required under Rule 10(a)(3) of the Exchange Act. The Audit Committee has determined that Michael Austin qualifies as an ‘‘audit committee financial expert’’ under the rules of the SEC.

Executive Officers

The following table sets forth the names, ages, and current positions held with our company for each of our Executive Officers as of April 20, 2007.

Name	Age	Position
Paul Goldean	40	President and Chief Executive Officer
Jeffrey M. Delle Fave	40	Executive Vice President, Corporate Tax
Nathan V. Gemmiti	36	Senior Vice President, General Counsel
David R. Howell	40	Chief Executive Officer, Scottish Re Holdings Limited
Thomas A. McAvity, Jr.	65	Executive Vice President, Chief Investment Strategist
Hugh T. McCormick	62	Executive Vice President, Corporate Development
Dean Miller	44	Executive Vice President and Chief Financial Officer
Clifford J. Wagner	48	President and Chief Executive Officer, Scottish Holdings, Inc.

Information regarding Mr. Goldean, our President and Chief Executive Officer, is provided under the caption, ‘‘Current Board Members,’’ above.

Jeffrey M. Delle Fave joined our company in September 2005 as our Executive Vice President, Corporate Tax. Prior to joining us, Mr. Delle Fave served in various capacities with Ernst & Young LLP since July 1993. He served as a tax partner with Ernst & Young from 2003 until he left in 2005.

Nathan V. Gemmiti has served as our General Counsel since July 2006. Prior to that time, he served as Associate General Counsel from February 2006 to August 2006 and Chief Legal Counsel of the North American Segment from May 2003 to February 2006. Prior to joining our company, Mr. Gemmiti was an in-house attorney with Forum Financial Group LLP (now Citigroup Global Transactional Services), a global mutual fund services company which served more than 345 mutual funds and share classes, with more than $94 billion in client assets, from June 2001 to May 2003. Mr. Gemmiti was also in private practice at the law firm of Pierce Atwood LLP, from September 1998 to June 2001, where he focused on disability, property and life insurance litigation matters. Mr. Gemmiti serves on the Reinsurance Committee of the American Council of Life Insurers and the Life Re Committee of the Reinsurance Association of America. Mr. Gemmiti holds a Bachelor of Science from Saint Anselm College and a J.D. from Boston College School of Law.

David R. Howell has served as Chief Executive Officer of Scottish Re Holdings Limited since May 2006. Mr. Howell joined us in April 2006 and served as our Deputy Chief Executive Officer until being named Chief Executive Officer of Scottish Re Holdings Limited. From 2001 until joining us, Mr. Howell served as the head of pricing for Swiss Re. He served as Corporate Rick Management Actuary for Swiss Re from 2000 until 2001. Mr. Howell holds a Bachelor of Mathematics from the University of Waterloo and is a Fellow of the Society of Actuaries.

Thomas A. McAvity, Jr. has served as our Executive Vice President, Chief Investment Strategist since July 2005. Prior to that time, he served as our Executive Vice President and Chief Investment Officer since September 2000. Mr. McAvity’s investment management career spans 30 years and all major asset classes. From 1996 to 2000, he was Vice President-Asset Liability Management with Allstate Life Insurance Company in Northbrook, Illinois. From 1989 to 1996, he was Vice President-Quantitative Research in the investment management subsidiary of Lincoln National Corporation. Prior to that, he held positions at Alex, Brown & Sons, Inc. and B. F. Saul Company. He is a graduate of Yale University and holds an M.B.A. from Harvard Business School.

Hugh T. McCormick has served as Executive Vice President, Corporate Development since February 2005. Prior to joining our company, Mr. McCormick worked at LeBoeuf, Lamb, Greene & MacRae LLP from 1983 to 2005 where, among other things, he acted as our outside counsel. During his tenure at LeBoeuf, Lamb, Greene & MacRae LLP, Mr. McCormick served as a partner for the last 13 years, advising domestic and foreign insurance and reinsurance companies on tax, regulatory and corporate matters arising in connection with mergers and acquisitions, demutualizations, reinsurance transactions and insurance products. He is a correspondent member of the Reinsurance Section of the Society of Actuaries, and chairs the Regulation and Tax Committee of the Reinsurance Section.

Mr. McCormick also regularly speaks and writes on insurance issues. From 2002 to 2004, he served as President and Chairman of the Board of Directors of the Insurance Tax Conference, Inc., and is a member of the Board of Advisors and Contributors of the Journal of Taxation of Investments. He contributed the chapter on ‘‘US Regulatory Issues’’ for International Life Insurance (Chancellor Publications Ltd. (UK), 2002), and is a co-author of Insurance Industry Mergers and Acquisitions, which is to be published in 2005 by the Society of Actuaries. From 1977 to 1981, he was an attorney-advisor with the Interpretative Division of the Office of Chief Counsel of the Internal Revenue Service. Mr. McCormick received a B.A. from the University of Michigan, a J.D. from Rutgers University School of Law and an L.L.M. (Taxation) from Georgetown University.

Dean Miller has served as our Executive Vice President and Chief Financial Officer since July 18, 2005. He is responsible for our day to day financial operations. From May 2003 to July 2005, Mr. Miller was Chief Executive Officer of Swiss Re’s Admin Re (SM) business in the United Kingdom. During that same time, he was also Chief Executive Officer of Swiss Re Services Limited, with responsibility for shared service activities in Swiss Re’s United Kingdom operations. From 2001 to 2003, Mr. Miller was Chief Financial Officer of Swiss Re’s Life and Health Business Group, and was a member of its Life Executive Board. Mr. Miller joined Swiss Re in 2000 as Senior Vice President – Finance, North American Life and Health. From 1997 to 2000, he was a partner with Ernst & Young in their New York office. Mr. Miller commenced his professional career in 1985 with Ernst & Young in Columbus, Ohio. Mr. Miller is a graduate of Miami University, Oxford, Ohio and is a C.P.A.

Clifford J. Wagner was named President and Chief Executive Officer, Scottish Holdings, Inc. in August 2006. Prior to that time, Mr. Wagner served as our Executive Vice President and Chief Actuary from January 2002 until he was named President and Chief Executive Officer, Scottish Holdings, Inc. Mr. Wagner served as Executive Vice President and Chief Actuary, Risk Management of Scottish Re (U.S.), Inc. from December 1999 to December 2001. Prior to joining Scottish Re (U.S.), Inc., Mr. Wagner worked as a marketing actuary with Transamerica Reinsurance Company from November 1995 to December 1999. His more than 20 year career in the actuarial profession includes 10 years with Time Insurance (now part of the Fortis Group) and three years with the Hartford Insurance Group. Mr. Wagner holds a B.S. in actuarial mathematics from the University of Wisconsin, Madison. He is a Fellow of the Society of Actuaries (FSA) and a Member of the American Academy of Actuaries (MAAA).

Section 16(A) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us with respect to the fiscal year ended December 31, 2006, or written representations from certain reporting persons, during the year ended December 31, 2006, certain Section 16(a) filings were not filed on a timely basis. The following table sets forth the name of each delinquent filer, the number of late reports and the number of transactions not timely reported. The reports were not timely filed for a number of minor operational reasons such as:    (i) delays in obtaining the necessary SEC codes for filers; and (ii) delays in obtaining the necessary transaction information from the filers or their brokers. However, all forms required to be filed have been filed as of the date hereof.

Name	Number of late reports	Number of transactions not timely reported
Michael Austin	1	1
Paul Goldean	1	2
David Howell	1	1
Thomas McAvity	1	2
Hugh T. McCormick	1	1
Hazel R. O’Leary	1	1
Oscar Scofield	1	1
Scott Willkomm	2	4

Code of Ethics

We have adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, our senior officers and certain other financial executives, which is a ‘‘code of ethics’’ as defined by applicable rules of the SEC. We have also adopted a Business Code of Conduct applicable to all of our officers, directors and employees. A copy of our Code of Ethics and/or our Business Code of Conduct may be obtained without charge by written request to the attention of the Secretary of Scottish Re Group Limited, P.O. Box HM 2939, Crown House, Second Floor, 4 Par-la-Ville Road, Hamilton HM 08, Bermuda, or on our website at www.scottishre.com.

Item 11:    EXECUTIVE COMPENSATION

COMPENSATION DISCUSSION AND ANALYSIS

Overview and Objectives

Our compensation program is intended to attract, retain and motivate the key people necessary to lead us to achieve our strategic objective of increased shareholder value over the long term, reflecting our belief that executive compensation should seek to align the interests of our executives with those of our shareholders.

In addition, we believe compensation should be determined within a competitive framework based on overall financial results, teamwork and individual contributions that help build shareholder value. The primary objectives of our compensation program are to:

•	provide a direct link between pay and performance;

•	allocate a larger percentage of executive compensation to pay that is conditional or contingent in order to positively influence behavior and support accountability;

•	offer total compensation opportunities that are fully competitive with external markets in design and pay level; and

•	emphasize the need to focus on shareholder value, in addition to providing competitive value to our customers.

Components

Our compensation program utilizes five components to meet our compensation objectives: base salary, annual and other incentive bonuses, long-term compensation, retirement benefits and executive perquisites and generally available benefit programs.

Base Salaries

In establishing base salaries for our executive officers, Paul Goldean, David Howell, Dean Miller, Hugh McCormick and Cliff Wagner (the ‘‘Named Executive Officers’’), we have adopted a strategy of setting executive salaries at or above market to retain and attract key executives, while providing incentive compensation pay opportunities, based on performance achievement. We set the salary ranges in this manner to ensure that our base salary practices do not put us at a competitive disadvantage in retaining and attracting key executives while ensuring an appropriate cost structure. With the assistance of a compensation consultant, the Compensation Committee selected a comparable peer group based on business, relevance, size and performance, availability of information, and inputs from key executives and Directors. The peer group includes AmerUS Group Co., Arch Capital Group Ltd., Delphi Financial Group, Inc. and Max Re Capital Ltd. The goal of the Compensation Committee is to position cash compensation (base salary and bonuses) between the median and 75th percentile of the peer group. The Compensation Committee also allocates the compensation of the Named Executive Officers among cash and equity with the assistance of the compensation consultant and based on the allocations of the peer group. The Compensation Committee of our Board reviews the base salaries of our Named Executive Officers annually and may adjust them from time to time to recognize changes in levels of responsibility, individual contributions toward the creation of shareholder value and the competitive market (particularly the peer group) for the services of the individuals possessing the skills and experience of our Named Executive Officers. The Compensation Committee uses the services of a compensation consultant to conduct regular peer group analyses and to assist the Committee to establish competitive base salaries.

In October 2006, the Compensation Committee adjusted Mr. Goldean’s base salary from $450,000 to $550,000, as reflected in an amendment to his employment agreement dated October 25, 2006, to recognize the increased level of responsibility commensurate with his appointment as our President and Chief Executive Officer. The Compensation Committee considered, but did not adjust the base salaries of the other Named Executive Officers for 2007 over 2006 levels.

Bonuses

Annual Incentive Bonus — Annual bonus compensation is based upon achieving preset annual incentive goals in multiple overlapping arenas – corporate, regional, business unit or department and individual performance. The Named Executive Officers were assigned a target annual incentive award expressed as a percent of salary. Actual awards to be paid were interpolated from zero to two times target, depending upon achieving the annual performance goals. Performance goals include, but are not limited to, ordinary share performance relative to our comparable peer group described above, revenue and earnings growth, investment management results, return on shareholder equity and other key financial and operational measures. Due to our performance in 2006 as well as other factors including the establishment of the other bonus programs described below, none of the executive officers, including the Named Executive Officers, received an Annual Incentive Bonus.

Guaranteed Minimum Annual Incentive Bonuses — Several of our Named Executive Officers are entitled to a guaranteed minimum annual incentive bonus pursuant to the terms of their employment agreements. Guaranteed minimum annual incentive bonuses are used in our effort to attract and retain our key executive officers. The following Named Executive Officers received Guaranteed Contractual Bonuses on February 28, 2007 for fiscal year 2006:

Executive	Guaranteed Minimum Annual Incentive Bonus
Dean Miller	$200,000
Hugh McCormick	$300,000

Senior Executive Success Plan — In August 2006, due to market conditions, our performance, as well as other factors, the Board concluded that pursuing a sale of the Company or a transaction in which we would raise substantial additional capital were the best strategic alternatives for us and in the best interests of our shareholders. In October 2006, the Board approved a Senior Executive Success Plan whose purpose is to (i) retain essential personnel through the transition period relating to the proposed sale or equity investment in our company and (ii) create an incentive to obtain the best possible transaction for shareholders. Participation in the plan is limited to certain executive officers, each of whom will receive guaranteed retention payments to remain with us through the consummation of a transaction. The below Named Executive Officers are participants and will receive the payments listed below to remain with us through the consummation of a transaction. On November 26, 2006, we executed a Securities Purchase Agreement with SRGL Acquisition, LLC, an affiliate of Cerberus Capital Management, L.P., and MassMutual Capital Partners LLC (collectively the ‘‘Investors’’) whereby the Investors will purchase a total of 1,000,000 of our newly issued convertible shares for a total purchase price of $600 million. To the extent this transaction is consummated, the following Named Executive Officers, will receive the guaranteed retention payments listed in the below chart.

Executive	Guaranteed Retention Payment	Additional Payments Based on Sales Price
Paul Goldean	$300,000	$0
David Howell	$200,000	$0
Dean Miller	$200,000	$0
Cliff Wagner	$200,000	$0

In addition to the guaranteed payments described above, each of the above Named Executive Officers had the opportunity to receive additional payments to the extent that our sales price in any transaction exceeded $12 per share, with the highest payments occurring at prices in excess of $15 per share. Because the effective purchase price of the above described convertible share sale transaction is $4 per share, we will not make any payment to the executive officers under the plan, except for the guaranteed retention payments.

If any of the above Named Executive Officers terminate their employment with us prior to the consummation of a transaction, such officer will forfeit his right to any payments under the plan. The Named Executive Officers will be entitled to payments under the plan 90 days after the consummation of a transaction unless such executive officer is terminated by us for cause or due to resignation by the executive officer without good reason prior to the payment date, in which case the payment will be forfeited.

Severance and Change In Control Benefits

As part of our effort to attract and retain the executives necessary to lead us to achieve our strategic objective of increased shareholder value, we have executed an employment agreement with each of our Named Executive Officers. Each employment agreement includes provisions that provide the executive certain severance and change in control payments. We believe these provisions attract talent and provide the executive with a level of stability that aids in our retention efforts. Generally, our employment agreements provide severance payments that include lump sum payments to our Named Executive Officers if they are terminated by us without cause or if they terminate their employment agreements for good reason (see the discussion of the employment agreements following the Grant of Plan-Based Awards Table for an explanation of these terms). Our employment agreements also typically include change in control payments that generally provide our Named Executive Officers with lump sum payments if they are terminated in connection with a change in control. Each of the Named Executive Officer employment agreements includes a provision that provides that if a change in control occurs, the executive is due a change in control payment if he is terminated by us without cause or he leaves us for good reason in connection with the change in control. The employment agreements further provide that if the executive is terminated by us without cause or terminates his employment for good reason, either in connection with a change in control or not, we shall provide the executive with health insurance, life insurance, and other medical benefits substantially similar to what the executive was receiving prior to the termination, for a period of 12 months. Mr. McCormick’s employment agreement further provides that he is due a change in control payment even if he leaves us voluntarily in connection with the change in control. The payments the Named Executive Officers will receive under various scenarios are summarized in the below chart:

	Termination not in connection with a Change in Control(1)		Termination in connection with a Change in Control(1)
Named Executive Officer	Employment terminated by us without cause	Employment terminated by executive for good reason	Employment terminated by us without cause	Employment terminated by the executive for good reason
Paul Goldean	total cash compensation for the remaining term or for one full year, whichever is greater	total cash compensation for the remaining term or for one full year, whichever is greater	300% of full year total cash compensation	300% of his full year total cash compensation

	Termination not in connection with a Change in Control(1)		Termination in connection with a Change in Control(1)
Named Executive Officer	Employment terminated by us without cause	Employment terminated by executive for good reason	Employment terminated by us without cause	Employment terminated by the executive for good reason
Dean Miller	total cash compensation for the remaining term or for two full years, whichever is greater.	total cash compensation for the remaining term or for two full years, whichever is greater.	300% of his full year total cash compensation	300% of his full year total cash compensation
David Howell	total cash compensation for the remaining term or for one full year, whichever is greater	total cash compensation for the remaining term or for one full year, whichever is greater	300% of his full year total cash compensation	300% of his full year total cash compensation
Hugh McCormick	total cash compensation for the remaining term or for two full years, whichever is greater	total cash compensation for the remaining term or for two full years, whichever is greater	300% of his full year total cash compensation	300% of his full year total cash compensation(2)
Cliff Wagner	total cash compensation for the remaining term or for one full year, whichever is greater	total cash compensation for the remaining term or for one full year, whichever is greater	300% of his full year total cash compensation	300% of his full year total cash compensation

(1)	In the event the Named Executive Officer’s employment is terminated by us for cause or by the executive without good reason, the executive will receive accrued salary, bonus and vacation pay.
(2)	On or after a change in control, good reason for Mr. McCormick means for any reason, or without reason.

Long Term Incentives

Our long-term incentive compensation program is designed to assist us in reaching our goal to retain and motivate certain of our key employees, including our Named Executive Officers, as well as aligning the interests of our executives with the best interests of our shareholders. Our long-term incentive compensation program consists of stock option grants and stock awards. Each February, the Compensation Committee, in consultation with the Chief Executive Officer, reviews the prior year performances and target goals for the executives, including the Named Executive Officers other than the Chief Executive Officer, and considers and approves grants of stock options and stock awards it believes appropriate based on prior year performance to motivate and align the executives’ interests with the long term interests of our shareholders. The Compensation Committee, without input from our Chief Executive Officer, evaluates and makes such awards, if appropriate, to the Chief Executive Officer. Stock awards are divided into two types of grants; grants of Performance Shares and grants of Restricted Stock Units. The Compensation Committee grants a mix of Performance Shares and Restricted Stock with the assistance of the compensation consultant and based on that provided by the comparable peer group. Performance Shares vest upon the achievement of performance goals established by the Compensation Committee and serve to motivate executive performance. The Performance Goals include pre-determinated percentage growth in operating earnings per share, operating return on equity and book value. Their achievement is determined by the Compensation Committee, who may use our financial statements. Restricted Stock Units are solely service based and serve to retain key executives. The Compensation Committee approved grants to certain of the Named Executive Officers on February 15, 2006 (see the table entitled ‘‘Grant of Plan-Based Awards for Fiscal Year 2006’’ for a summary). The Compensation Committee met in February 2007 and decided not to grant any Long Term Incentive compensation to any of the Named Executive Officers.

The Long Term Incentive grants are made pursuant to the following equity plans:

The 2004 Equity Incentive Compensation Plan.    The 2004 Equity Incentive Compensation Plan was approved by the shareholders at the Annual General Meeting of Shareholders held on May 5, 2004 and became effective on the same date. The plan provides for grants of non-qualified stock options, incentive stock options within the meaning of Section 422 of the Internal Revenue Code, and restricted shares to our executive officers, employees, directors, advisors and consultants. Grants are made at the discretion of the Compensation Committee, to whom responsibility for the administration of the plan has been delegated. The plan requires that options be granted at not less that fair market value on the date of grant. Option grants become exercisable in three equal installments commencing on the first anniversary of the date of grant, except for grants to directors, which are fully exercisable on the date of grant. The participant’s option agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years. The plan requires that the vesting of at least three-fourths of any restricted share grant must be contingent upon the satisfaction of performance goals established by the Compensation Committee at the beginning of each three year performance period. Depending on the performance, the actual amount of restricted share units could range from 0% to 100%. The remaining one-fourth of any restricted share grant may be issued without performance goals. An award of a restricted shares means that the participant has been granted our ordinary shares that are subject to forfeiture and are nontransferable during a certain period.

As stated above, the plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the Compensation Committee may adjust the number of ordinary shares covered by outstanding awards and exercise price as the Committee, in its sole discretion, may determine is equitably required to prevent dilution upon a stock dividend, extraordinary cash dividend, stock split, combination, recapitalization, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 1,750,000 of which 1,000,000 may be granted in the form of restricted shares and 750,000 may be issued pursuant to stock options. All grants of stock options or restricted shares to the Named Executive Officers in 2006 were under the 2004 Equity Incentive Compensation Plan.

The 2001 Stock Option Plan.    The 2001 Stock Option Plan was approved by the shareholders at the Extraordinary General Meeting of Shareholders held on December 14, 2001 and became effective December 31, 2001. The plan provides for grants of non-qualified stock options to our directors, officers, employees, advisors and consultants. The plan provides for automatic annual grants of 2,000 nonqualified stock options to non-employee directors. Grants to other participants are made at the discretion of the Board or a Stock Option Committee, to whom responsibility for the administration of the plan has been delegated. The plan requires that options be granted at not less that fair market value on the date of grant. Except with respect to the automatic grants to non-employee directors, which are fully vested at grant, options under the plan originally vested in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The participants’ option agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years.

As stated above, the plan is administered by the Board or a Stock Option Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the Stock Option Committee may adjust the number of ordinary shares covered by outstanding awards and exercise price as the Committee, in its sole discretion may determine is equitably required to prevent dilution upon a stock dividend, extraordinary cash dividend, stock split, combination, recapitalization, liquidation, or similar transaction involving a change in the Company’s capitalization. The maximum number of shares that could be issued under the plan is 650,000. There were no grants under the 2001 Stock Option Plan to the Named Executive Officers in 2006.

1999 Stock Option Plan.    The 1999 Stock Option Plan is a broad-based plan that was not required by rules applicable at the time the plan was put in place to be approved by the shareholders. The plan became effective December 20, 1999. The plan provides for grants of nonqualified stock options to our officers, employees, directors, advisors and consultants and our subsidiaries. The plan provides for automatic annual grants of 2,000 nonqualified stock options to non-employee directors. Grants to other participants are made at the discretion of the Compensation Committee. The plan requires that options be granted at not less than fair market value on the date of grant. Except with respect to the automatic grants to non-employee directors, which are fully vested at grant, options under the plan originally vested in tranches with one-third vesting on each of the first three anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all options granted between January 1, 2002 and November 3, 2004 vest in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The participants’ options agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years.

The plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the exercise price and number of shares subject to outstanding options will be appropriately adjusted by the Compensation Committee upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 750,000 shares. There were no grants under the 1999 Stock Option Plan to the Named Executive Officers in 2006.

Harbourton Employee Options.    The Harbourton Employee Options is also a broad-based plan that was not required by rules applicable at the time the plan was put in place to be approved by the shareholders. The plan became effective December 20, 1999. The plan provides for grants of nonqualified stock options to our officers, employees, directors, advisors and consultants and our subsidiaries. These options originally vested in tranches with one-third vesting on each of the first three anniversaries of the date of grant, provided that vesting is accelerated upon a change in control (as defined in the option agreements). Pursuant to a Compensation Committee resolution, all options granted between January 1, 2002 and November 3, 2004 vest in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The options generally expire seven years from the date of grant, although they may expire earlier if the employee dies, retires, becomes permanently disabled or otherwise leaves our employ (in which case the options expire at various times ranging from 60 days to 2 years). The option agreements provide that the exercise price and number of shares subject to outstanding options will be appropriately adjusted upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization.

The Plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, unless such termination would adversely affect the rights of the participants under prior awards. The plan provides that the exercise price and number of shares, subject to outstanding options will be appropriately adjusted by the Compensation Committee upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation or similar transactions involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 750,000. There were no Harbourton Employee Option grants made to the Named Executive Officers in 2006.

Second Amended and Restated 1998 Stock Option Plan.    The Second Amended and Restated 1998 Stock Option Plan has not been approved by our shareholders and was implemented in connection with our initial public offering in November 1998. The plan became effective June 18, 1998. The plan provides for grants of nonqualified stock options to our officers, employees, directors, advisors and consultants and our subsidiaries. The plan provides for automatic annual grants of 2,000 nonqualified stock options to non-employee directors. Grants to other participants are made at the discretion of the Compensation Committee. The plan requires that options be granted at not less than fair market value on the date of grant. Except with respect to the automatic grants to non-employee directors, which are fully vested at grant, options under the plan originally vested in tranches with one-third vesting on each of the first three anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all options granted between January 1, 2002 and November 3, 2004 vest in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The participants’ options agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years.

The plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the exercise price and number of shares subject to outstanding options will be appropriately adjusted by the Compensation Committee upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 1,600,000 shares. There were no grants under the Second Amended and Restated 1998 Stock Option Plan to the Named Executive Officers in 2006.

Pursuant to our option and equity incentive plans, we have granted stock options and restricted shares to our Named Executive Officers. The following two tables show the total value, as of December 31, 2006, our Named Executive Officers would receive from such grants upon a change in control as defined in the 2004 Equity Incentive Compensation Plan.

Restricted Shares

Name	Outstanding Restricted Shares	Total Restricted Shares Vesting on Change In Control	Total Value of Restricted Shares Vesting on Change in Control(1)
Paul Goldean	40,348(2)	25,218	$134,664
Dean Miller	73,639(3)	46,025	$245,774
David Howell	30,212(4)	18,883	$100,835
Hugh McCormick	50,679(5)	31,674	$169,139
Seth Vance	90,000(6)	56,250	$300,375
Cliff Wagner	30,236(7)	18,898	$100,915
Scott Willkomm	56,500(8)	35,313	$188,569

(1)	Market value based on a closing per share price of $5.34 at the close of the market on December 31, 2006.

(2)	Includes: (a) grants of 10,000 Restricted Stock Units which will vest in full upon the consummation of a change in control; (b) grants of 30,000 Performance Shares of which at least 50% will vest upon the consummation of a change in control and an additional amount may vest if the stated performance goals have been satisfied as of the consummation of a change in control; and (c) in kind dividends of 348 ordinary shares.
(3)	Includes: (a) grants of 18,250 Restricted Stock Units which will vest in full upon the consummation of a change in control; (b) grants of 54,750 Performance Shares of which at least 50% will vest upon the consummation of a change in control and an additional amount may vest if the stated performance goals have been satisfied as of the consummation of a change in control; and (c) in kind dividends of 639 ordinary shares.
(4)	Includes: (a) grants of 7,500 Restricted Stock Units which will vest in full upon the consummation of a change in control; (b) grants of 22,500 Performance Shares of which at least 50% will vest upon the consummation of a change in control and an additional amount may vest if the stated performance goals have been satisfied as of the consummation of a change in control; and (c) in kind dividends of 212 ordinary shares.
(5)	Includes: (a) grants of 12,500 Restricted Stock Units which will vest in full upon the consummation of a change in control; (b) grants of 37,500 Performance Shares of which at least 50% will vest upon the consummation of a change in control and an additional amount may vest if the stated performance goals have been satisfied as of the consummation of a change in control; and (c) in kind dividends of 679 ordinary shares.
(6)	Represents a pro rata amount, based on Mr. Vance’s employment with the Company during the performance period, of the total Performance Shares granted, of which at least 50% of the pro rata amount will vest upon the consummation of a change in control and an additional amount of the pro rata amount may vest if the stated performance goals have been satisfied upon the consummation of a change in control.
(7)	Includes: (a) grants of 7,500 Restricted Stock Units which will vest in full upon the consummation of a change in control; (b) grants of 22,500 Performance Shares of which at least 50% will vest upon the consummation of a change in control and an additional amount may vest if the stated performance goals have been satisfied as of the consummation of a change in control; and (c) in kind dividends of 236 ordinary shares.
(8)	Represents a pro rata amount, based on Mr. Willkomm’s employment with the Company during the performance period, of the total Performance Shares granted, of which at least 50% of the pro rata amount will vest upon the consummation of a change in control and an additional amount of the pro rata amount may vest if the stated performance goals have been satisfied upon the consummation of a change in control.

Stock Options

Name	Options Exercisable For Ordinary Shares upon Change in Control (No. of Shares)	Weighted Average Exercise Price	Total Cash Value of Options(1)
Paul Goldean	55,000	$20.20	$0
Dean Miller	50,000	$25.35	$0
David Howell	50,000	$24.89	$0
Hugh McCormick	60,000	$25.45	$0
Cliff Wagner	35,000	$18.37	$0

(1)	Assumes a market value based on a closing per share price of $5.34 on December 31, 2006.

Retirement Benefits

401(k) Plan — We provide retirement benefits to the Named Executive Officers under the terms of our tax-qualified 401(k) plan. Our 401(k) plan provides an automatic matching contribution on behalf of each participant up to 7.5% of such participant’s compensation (base salary and bonus). The investment opportunities under the 401(k) Plan include various mutual funds and Company stock. The Named Executive Officers, to the extent they are U.S. citizens, participate in the plan on substantially the same terms as our other participating employees.

Deferred Compensation — Under our Deferred Compensation Plan, certain of our executive officers, including the Named Executive Officers, are currently permitted to elect to defer up to 100% of their compensation (base salary and bonuses), subject to certain limitations. Deferral amounts are limited so that the remaining portion not deferred is sufficient to pay: (i) Federal Insurance Contributions Act taxes; and (ii) all premiums for medical plan coverage under our group medical plan. In addition to amounts deferred by the executive, and without regard to whether the executive is deferring any amounts, we contribute to such executive’s deferred compensation account 10% of such executive’s compensation, less any matching contributions made pursuant to the 401(k) plan. Company contributions are subject to the following vesting schedule:

Years of Participation Service	Percentage Vested
Less than 1	0%
1	25%
2	50%
3 or more	100%

Amounts contributed by the executive and us are contributed to the executive’s deferred compensation account and invested as communicated to us by the executive among such categories of deemed investments as may be made available by us. Earnings from the deemed investments are also credited to the participant’s deferred compensation account. However, the fact that an amount has been credited to a participant’s deferred compensation account will not operate to vest in the participant any benefit under the plan, except according to the vesting schedule set forth above. Currently, the investment opportunities are among various mutual funds, also available under the Company’s 401(k) Plan and Company stock. Executives may adjust their investment selections as of the end of each calendar month by giving us written notice at least 10 days in advance.

Distributions of amounts under the Deferred Compensation Plan are made upon a participant’s retirement (generally in the form of a 10-year certain annuity), death (lump sum), or severance (lump sum).

Executives may withdraw amounts of earnings deferred into the Deferred Compensation Plan as follows: (i) upon initial plan participation, participant may designate specific dollar amounts of deferrals to be paid to the participant at specific future dates prior to the termination of employment; and (ii) after initial plan participation, participant may request a withdrawal of deferrals, for any reason and in any amount.

Perquisites

Our Named Executive Officers are eligible to participate in all of the benefits programs we offer to our employees generally. Additionally, we provide personal benefits such as reimbursement for financial services, premium healthcare benefits, country club dues payments and housing allowances where we determine such personal benefits are a useful part of a competitive compensation package.

MANAGEMENT COMPENSATION

Summary Compensation Table for Fiscal Year 2006

The following table includes certain summary information concerning the compensation awarded to, earned by or paid for services rendered in all capacities during 2006 by all individuals serving as our principal executive officer during fiscal year 2006, all individuals serving as principal financial officer during fiscal year 2006, the three most highly compensated executive officers who were serving as executive officers at the end of 2006 and one additional individual who would have been included but for the fact that he was not serving as an executive officer at the end of 2006.

Name and Principal Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Paul Goldean(3) President and Chief Executive Officer	2006	488,077	0		0	103,251	0	0	111,423	(4)	702,751
Dean Miller Executive Vice President and Chief Financial Officer	2006	469,615	200,000	(5)	0	187,762	0	0	106,629	(6)	964,006
David Howell(7) Chief Executive Officer – Scottish Re Holdings Limited	2006	432,527	0		0	193,240	0	0	196,436	(8)	822,203
Hugh T. Mc Cormick Executive Vice President, Corporate Development	2006	500,000	300,000	(9)	0	191,518	0	0	100,369	(10)	1,091,887
Cliff Wagner(11) President and Chief Executive Officer – Scottish Holdings, Inc.	2006	440,192	0		0	43,617	0	0	204,302	(12)	688,111
Scott E. Willkomm(13) Former President and Chief Executive Officer	2006	495,260	0		0	224,258	0	0	3,717,450	(14)	4,436,968

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total
Seth Vance(15) Former President and Chief Executive Officer – Scottish Holdings, Inc.	2006	374,916	0	0	398,845	0	0	2,165,746	(16)	2,939,507

(1)	Represents the compensation cost of outstanding stock awards for financial reporting purposes for the year under SFAS 123R without regard to forfeiture assumptions. Refer to Note 13 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions made in the valuation of our stock awards. We have two restricted share award tranches based on the year of grant and service and performance period related to them: ‘‘2005-2007 Grants’’ and ‘‘2006-2008 Grants’’. ‘‘2005-2007 Grants’’ and ‘‘2006-2008 Grants’’ are comprised of two components – restricted stock units and performance shares. During the quarter ended September 30, 2006, we concluded that the performance targets of the performance shares in all these tranches were no longer probable of being achieved and as a result we reversed the compensation expense relating to these performance shares. As a result of this reversal, we are reflecting $0 values in this table
(2)	Represents the compensation cost of outstanding option awards for financial reporting purposes for the year under SFAS 123R without regard to forfeiture assumptions. Refer to Note 13 to our Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions made in the valuation of our stock options.
(3)	Mr. Goldean was named President and Chief Executive Officer on July 31, 2006.
(4)	Represents 401(k) matching contributions in the amount of $15,000, contributions by us to Mr. Goldean’s deferred compensation plan account in the amount of $70,308, life, health and disability insurance expenses in the amount of $18,070 and club membership dues in the amount of $8,045.
(5)	Mr. Miller’s bonus was negotiated as part of his employment agreement and was approved by the Compensation Committee on August 1, 2005.
(6)	Represents 401(k) matching contributions in the amount of $15,000, contributions by us to Mr. Miller’s deferred compensation plan account in the amount of $51,962, life, health and disability insurance expenses in the amount of $17,472, club membership dues in the amount of $4,331, gross ups for the payment of taxes in the amount of $8,691 and $9,173 in relocation benefits.
(7)	Amounts paid to Mr. Howell were paid in British pounds sterling. Such amounts were converted to U.S. Dollars using a conversion rate of $1.96603 for every 1£.

(8)	Represents life, health and disability insurance expenses in the amount of $4,433, club membership dues in the amount of $1,298 and contributions to Mr. Howell’s pension account (not managed by or on behalf of us) in the amount of $190,705.
(9)	Mr. McCormick’s $300,000 incentive bonus for 2006 was negotiated as part of his employment agreement and was approved by the Compensation Committee on February 16, 2006.
(10)	Represents 401(k) matching contributions in the amount of $15,000, contributions by us to Mr. McCormick’s deferred compensation plan account in the amount of 60,000, life, health and disability insurance expenses in the amount of $20,297 and club membership dues in the amount of $5,072.
(11)	Mr. Wagner was named President and Chief Executive Officer of Scottish Re (U.S.), Inc. in August 2006.
(12)	Represents an annual $110,000 housing allowance as provided under Mr. Wagner’s employment agreement, 401(k) matching contributions in the amount of $12,770, contributions by us to Mr. Wagner’s deferred compensation plan account in the amount of $4,769, contributions by us to an international pension plan available for executives ineligible for the 401(k) plan (of which Mr. Wagner was for part of fiscal year 2006) in the amount of $71,500, life, health and disability insurance expenses in the amount of $9,645 and club membership dues in the amount of $1,287.
(13)	Mr. Willkomm resigned his position as President and Chief Executive Officer on July 28, 2006.
(14)	Represents 401(k) matching contributions in the amount of $15,000, contributions by us to Mr. Willkomm’s deferred compensation plan account in the amount of $122,500, life, health and disability insurance expenses in the amount of $1,132, and a severance payment of $3,578,818.
(15)	Mr. Vance resigned his position as President and Chief Executive Officer – Scottish Holdings, Inc. on August 2, 2006.
(16)	Represents 401(k) matching contributions in the amount of $15,000, contributions by us to Mr. Vance’s deferred compensation plan account in the amount of $57,212, life, health and disability insurance expenses in the amount of $18,349, club membership dues in the amount of $1,905 and a severance payment of $2,073,280.

Grant of Plan-Based Awards for Fiscal Year 2006

The following table sets forth each equity award granted to our Named Executive Officers during the fiscal year ended December 31, 2006.

Name	Grant Date	Estimated Future Payouts under Equity Incentive Plan Awards (#)(1)			All Other Stock Awards: Number of Shares of Stock or Units (#)(1)	All Other Stock Awards: Number of Securities Underlying Options (#)(2)	Exercise or Base Price of Option Awards ($/sh)(3)	Grant Date Fair Value of Stock and Option Awards ($)(4)
		Threshold	Target	Maximum
Scott Willkomm	02/16/06	5,906	11,813	23,625	7,875	31,500	$24.75	$1,158,913
Paul Goldean	02/16/06	5,625	11,250	22,500	7,500	10,000	$24.75	$862,909
Dean Miller	02/16/06	1,500	3,000	6,000	2,000	—	—	$198,000
David Howell	02/16/06	—	—	—	—	—	—	—
Cliff Wagner	02/16/06	3,750	7,500	15,000	5,000	—	—	$495,000
Hugh McCormick	02/16/06	—	—	—	—	10,000	$24.75	$120,409
Seth Vance	02/16/06	3,750	7,500	15,000	5,000	—	—	$495,000

(1)	Each grant under the 2004 Equity Incentive Compensation Plan consists of ¾ performance shares, vesting of which is contingent upon the satisfaction of performance goals established by the Compensation Committee and ¼ restricted stock units which are time vested, with final cliff vesting occurring at the end of three years from the date of issuance.
(2)	Options were non-qualified stock options issued under the 2004 Equity Incentive Compensation Plan and are exercisable in three equal installments commencing on the first anniversary of issuance. The vesting schedule accelerates upon a change in control of our company. Vested stock options expire ten years after the grant date. Vested options are terminated earlier: (i) two years after death; (ii) two years after termination of employment due to permanent and total disability; (iii) 90 days after termination of employment prior to a change in control due to involuntary termination not for cause; (iv) the later of 90 days after termination of employment or two years after a change in control in the event of a termination of employment at or after a change in control due to involuntary termination not for cause or participant’s voluntary termination for good reason; (v) 60 days after participant’s voluntary termination of employment (other than retirement or voluntary termination for good reason; or (vi) immediately upon termination of employment for cause. Unvested options are forfeited immediately upon the termination of the employment of the participant.
(3)	The exercise price is 100% of the market value per share on the grant date. The market value per share is the closing price of an ordinary share of our company on the grant date on a national securities exchange on which the ordinary shares are listed on the last trading day for which a closing price was reported.
(4)	This amount reflects the grant date fair value in accordance with SFAS 123R.

Employment Agreement Material Terms

As stated above, we have executed an employment agreement with each of our Named Executive Officers. For each of the below employment agreements, ‘‘change in control’’ means the occurrence of any of the following: (i) the acquisition by a third party of 25% or more of the combined voting power of our company; (ii) individuals who, as of the date of execution of the employment agreement, constitute the Board, cease to constitute at least a majority of the board; (iii) the consummation of a reorganization, merger or consolidation, sale or other disposition of all or substantially all of the assets of our company, or (iv) approval by our shareholders of a complete liquidation or dissolution of the Company, and ‘‘cause’’ means: (i) habitual drug or alcohol use which impairs the executive’s ability to perform their duties under the employment agreement; (ii) executive’s conviction or a pleading of ‘‘no contest’’ or guilty to an arrestable offense resulting in a custodial sentence; (iii) executive’s engaging in fraud, embezzlement or any other illegal conduct with respect to the Company which acts are materially harmful to us; (iv) executive’s willful breach of the non-competition, confidentiality and non-solicitation provision of the employment agreement; (v) executive’s willful and continued failure or refusal to perform his duties; (vi) executive otherwise breaches any material provision of their employment agreement. During the term, we will make available to each Named Executive Officer and his eligible dependents, participation in all Company-sponsored employee benefit plans including all employee retirement income and welfare benefit policies, plans, programs or arrangements in which our senior executives participate, including any stock option, stock purchase, stock appreciation, savings, pension, supplemental executive retirement or other retirement income or welfare benefit, disability, salary continuation, and any other deferred compensation, incentive compensation, group and/or executive life, health, medical, hospital or other insurance, expense reimbursement or other employee benefit policies, plans programs or arrangements, including without limitation financial counseling services or any equivalent successor policies, plans, programs or arrangements that may now exist or be adopted hereafter by us. A summary of the other material terms of each employment agreement follows.

Paul Goldean — Mr. Goldean entered into an employment agreement with us dated as of July 1, 2002 and amended as of October 25, 2006. Pursuant to Mr. Goldean’s employment agreement, as amended, he will serve as our President and Chief Executive Officer during the term. The term of Mr. Goldean’s employment agreement commenced on July 1, 2002 and, beginning on the third anniversary of the commencement date, automatically renewed and continues to renew for successive one-year periods until either party provides the other at least ninety days prior written notice of non-renewal at the end of any additional term. Mr. Goldean’s employment agreement, as amended, sets his annual base salary at $550,000. We will pay Mr. Goldean a cash bonus based upon pre-established performance goals established by the Board.

We have the right to terminate Mr. Goldean’s employment at anytime for cause or without cause and Mr. Goldean may terminate his employment with us for good reason or without good reason. Prior to a change in control, good reason for Mr. Goldean means: (a) our failure to comply with any material provision of the employment agreement, (b) our liquidation, dissolution, merger, consolidation or reorganization or that of all of our business and/or assets, unless the successor assumes all duties and obligations under Mr. Goldean’s employment agreement, or (c) upon our notification to Mr. Goldean of our intent not to renew his employment agreement upon expiration. On or after a change in control, good reason for Mr. Goldean means: (a) any of the events described in the preceding sentence, (b) any material and adverse change to his duties or authority inconsistent with his title, (c) a diminution in his title or position, (d) relocation of his office, (e) reduction in his base salary, or (f) a material reduction in his benefits.

In the event we terminate Mr. Goldean’s employment for cause or he terminates his employment without good reason, Mr. Goldean is only due his accrued but unpaid base salary. In the event, without existence of a change in control, we terminate Mr. Goldean’s employment without cause or he terminates his employment for good reason, we will pay Mr. Goldean severance pay equal to one times his annual base pay at the highest rate in effect for any year prior to the termination, one times his highest annual incentive compensation earned during the prior three fiscal years (annual base pay at the highest rate in effect for any year prior to the termination and highest annual incentive compensation earned during the prior three fiscal years together being his ‘‘total cash compensation’’) and will provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months. In the event of a change in control (including 120 days prior to the change in control), and for two years thereafter, if Mr. Goldean’s employment is terminated by us without cause or by Mr. Goldean for good reason, we will pay Mr. Goldean severance pay equal to three times his total cash compensation and will also provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months.

Dean Miller — Mr. Miller entered into an employment agreement with us dated as of July 18, 2005. Pursuant to Mr. Miller’s employment agreement he will serve as our Executive Vice President and Chief Financial Officer during the term. The term of Mr. Miller’s employment agreement commenced on July 18, 2005 and expires on July 18, 2008. Commencing on July 18, 2008, Mr. Miller’s employment agreement will be automatically renewed and will continue to renew for successive one-year periods until either party provides the other at least ninety days prior written notice of non-renewal at the end of any additional term. Mr. Miller’s employment agreement sets his annual base salary at $450,000, which was subsequently increased to his current annual base salary of $470,000. We will pay Mr. Miller a cash bonus based upon pre-established performance goals established by the Board. For the calendar years ended December 31, 2005 and December 31, 2006, Mr. Miller received a guaranteed minimum incentive bonus of $200,000, pursuant to his employment agreement.

We have the right to terminate Mr. Miller’s employment at anytime for cause or without cause and Mr. Miller may terminate his employment with us for good reason or without good reason. Prior to a change in control, good reason for Mr. Miller means: (a) our failure to comply with any material provision of the employment agreement, (b) our liquidation, dissolution, merger, consolidation or reorganization or that of all of our business and/or assets, unless the successor assumes all duties and obligations under Mr. Miller’s employment agreement, or (c) upon our notification to Mr. Miller of our intent not to renew his employment agreement upon expiration. On or after a change in control, good reason for Mr. Miller means: (a) any of the events described in the preceding sentence, (b) any material and adverse change to his duties or authority inconsistent with his title, (c) a diminution in his title or position, (d) relocation of his office, (e) reduction in his base salary, or (f) a material reduction in his benefits.

In the event we terminate Mr. Miller’s employment for cause or he terminates his employment without good reason, he is only due his accrued but unpaid base salary. In the event, without existence of a change in control, we terminate Mr. Miller’s employment without cause or he terminates his employment for good reason, we will pay Mr. Miller severance pay equal to two times his annual base pay at the highest rate in effect for any year prior to the termination, two times his highest annual incentive compensation earned during the prior three fiscal years (annual base pay at the highest rate in effect for any year prior to the termination and highest annual incentive compensation earned during the prior three fiscal years together being his ‘‘total cash compensation’’) and will provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months. In the event of a change in control (including 120 days prior to the change in control), and for two years thereafter, if Mr. Miller’s employment is terminated by us without cause or by Mr. Miller for good reason, we will pay Mr. Miller severance pay equal to three times his total cash compensation and will also provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months.

Hugh McCormick — Mr. McCormick entered into an employment agreement with us dated as of February 1, 2005. Pursuant to Mr. McCormick’s employment agreement he will serve as our Executive Vice President – Corporate Development during the term. The term of Mr. McCormick’s employment agreement commenced on February 1, 2005 and expires on February 1, 2008. Commencing on February 1, 2008, Mr. McCormick’s employment agreement will be automatically renewed and will continue to renew for successive one-year periods until either party provides the other at least ninety days prior written notice of non-renewal at the end of any additional term. Mr. McCormick’s employment agreement sets his annual base salary at $500,000. We will pay Mr. McCormick a cash bonus based upon pre-established performance goals established by the Board. For the calendar years ended December 31, 2005 and December 31, 2006, Mr. McCormick received a guaranteed minimum incentive bonus of $300,000, pursuant to his employment agreement.

We have the right to terminate Mr. McCormick’s employment at anytime for cause or without cause and Mr. McCormick may terminate his employment with us for good reason or without good reason. Prior to a change in control, good reason for Mr. McCormick means: (a) our failure to comply with any material provision of the employment agreement, (b) our liquidation, dissolution, merger, consolidation or reorganization or that of all of our business and/or assets, unless the successor assumes all duties and obligations under Mr. McCormick’s employment agreement, (c) upon our notification to Mr. McCormick’s of our intent not to renew his employment agreement upon expiration, or (d) for any reason or without reason on or after November 29, 2009. On or after a change in control, good reason for Mr. McCormick means: (a) any of the events described in the preceding sentence, (b) any material and adverse change to his duties or authority inconsistent with his title, (c) a diminution in his title or position, (d) relocation of his office, (e) reduction in his base salary, (f) a material reduction in his benefits; or (g) for any reason, or without reason.

In the event we terminate Mr. McCormick’s employment for cause or he terminates his employment without good reason, he is only due his accrued but unpaid base salary. In the event, without existence of a change in control, we terminate Mr. McCormick’s employment without cause or he terminates his employment for good reason (which after November 29, 2009 will also be for any reason or without reason), we will pay Mr. McCormick severance pay equal to two times his annual base pay at the highest rate in effect for any year prior to the termination, two times his highest annual incentive compensation earned during the prior three fiscal years (annual base pay at the highest rate in effect for any year prior to the termination and highest annual incentive compensation earned during the prior three fiscal years together being his ‘‘total cash compensation’’) and will provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months. In the event of a change in control (including 120 days prior to the change in control), and for two years thereafter, if Mr. McCormick’s employment is terminated by us without cause or by Mr. McCormick for good reason (which includes for any reason, or without reason), we will pay Mr. McCormick severance pay equal to three times his total cash compensation and will also provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months.

Dave Howell — Mr. Howell entered into an employment agreement with us dated as of October 25, 2005. Pursuant to Mr. Howell’s employment agreement he will serve as Deputy Chief Executive Officer of Scottish Re Holdings Limited. His title was changed to Chief Executive Officer in May, 2006. The term of Mr. Howell’s employment agreement commenced on November 1, 2005 and expires on November 1, 2008. Commencing on November 1, 2008, Mr. Howell’s employment agreement will be automatically renewed and will continue to renew for successive one-year periods until either party provides the other at least ninety days prior written notice of non-renewal at the end of any additional term. Mr. Howell’s employment agreement sets his annual base salary at £195,000 or $383,376 using a conversion ratio of $1.96603 for every £1, which was subsequently increased to £220,000 or $432,527 using the same conversion ratio. We will pay Mr. Howell a cash bonus based upon pre-established performance goals established by the Board. Mr. Howell is also entitled to receive from us three annual payments to a pension account maintained by Mr. Howell outside of the Company in the amount of £75,000 each or $147,453.

We have the right to terminate Mr. Howell’s employment at anytime for cause or without cause and Mr. Howell may terminate his employment with us for good reason or without good reason. Prior to a change in control, good reason for Mr. Howell means: (a) our failure to comply with any material provision of the employment agreement, (b) our liquidation, dissolution, merger, consolidation or reorganization or that of all of our business and/or assets, unless the successor assumes all duties and obligations under Mr. Howell’s employment agreement, or (c) upon our notification to Mr. Howell of our intent not to renew his employment agreement upon expiration. On or after a change in control, good reason for Mr. Howell means: (a) any of the events described in the preceding sentence, (b) any material and adverse change to his duties or authority inconsistent with his title, (c) a diminution in his title or position, (d) relocation of his office, (e) reduction in his base salary; or (f) a material reduction in his benefits.

In the event we terminate Mr. Howell’s employment for cause or he terminates his employment without good reason, he is only due his accrued but unpaid base salary. In the event, without existence of a change in control, we terminate Mr. Howell’s employment without cause or he terminates his employment for good reason, we will pay Mr. Howell severance pay equal to: (a) one times his annual base pay at the highest rate in effect for any year prior to the termination and one times his highest annual incentive compensation earned during the prior three fiscal years (annual base pay at the highest rate in effect for any year prior to the termination and highest annual incentive compensation earned during the prior three fiscal years together being his ‘‘total cash compensation’’) that he would have received during the initial term, (b) earned, but unpaid incentive bonus for the year of termination, and (c) will provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months. In the event of a change in control (including 120 days prior to the change in control), and for two years thereafter, if Mr. Howell’s employment is terminated by us without cause or by Mr. Howell for good reason, we will pay Mr. Howell severance pay equal to three times his total cash compensation and will also provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months.

Cliff Wagner — Mr. Wagner entered into an employment agreement with us dated as of June 1, 2002. Pursuant to Mr. Wagner’s employment agreement he will serve as Executive Vice President and Chief Actuary. His title was changed to President and Chief Executive Officer, Scottish Holdings, Inc. in August, 2006. The term of Mr. Wagner’s employment agreement commenced on June 1, 2002 and beginning on the third anniversary of the commencement date, automatically renewed and continues to renew for successive one-year periods until either party provides the other at least ninety days prior written notice of non-renewal at the end of any additional term. Mr. Wagner’s employment agreement sets his annual base salary at $250,000, which was subsequently increased to his current annual base salary of $450,000. We will pay Mr. Wagner a cash bonus based upon pre-established performance goals established by the Board.

We have the right to terminate Mr. Wagner’s employment at anytime for cause or without cause and Mr. Wagner may terminate his employment with us for good reason or without good reason. Prior to a change in control, good reason for Mr. Wagner means: (a) our failure to comply with any material provision of the employment agreement, (b) our liquidation, dissolution, merger, consolidation or reorganization or that of all of our business and/or assets, unless the successor assumes all duties and obligations under Mr. Wagner’s employment agreement, or (c) upon our notification to Mr. Wagner of our intent not to renew his employment agreement upon expiration. On or after a change in control, good reason for Mr. Wagner means: (a) any of the events described in the preceding sentence, (b) any material and adverse change to his duties or authority inconsistent with his title, (c) a diminution in his title or position, (d) relocation of his office, (e) reduction in his base salary; or (f) a material reduction in his benefits. In the event we terminate Mr. Wagner’s employment for cause or he terminates his employment without good reason, he is only due his accrued but unpaid base salary. In the event, without existence of a change in control, we terminate Mr. Wagner’s employment without cause or he terminates his employment for good reason, we will pay Mr. Wagner severance pay equal to one times his annual base pay at the highest rate in effect for any year prior to the termination, one times his highest annual incentive compensation earned during the prior three fiscal years (annual base pay at the highest rate in effect for any year prior to the termination and highest annual incentive compensation earned during the prior three fiscal years together being his ‘‘total cash compensation’’) and will provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months. In the event of a change in control (including 120 days prior to the change in control), and for two years thereafter, if Mr. Wagner’s employment is terminated by us without cause or by Mr. Wagner for good reason, we will pay Mr. Wagner severance pay equal to three times his total cash compensation and will also provide health insurance, life insurance, and other medical benefits substantially similar to those he was receiving immediately prior to the termination for twelve months.

Outstanding Equity Awards at 2006 Fiscal Year-End

The following table sets forth the information regarding each unexercised option held by each of our Named Executive Officers and each unexercised stock award held by each Named Executive Officer as of December 31, 2006.

			Option Awards				Stock Awards
Name	Grant Date		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Paul Goldean	2/11/2002	(1)	28,000	7,000	17.30	2/11/2012	—	—	—	—
	2/17/2005		—	—	—	—	2,500	13,350	7,500	40,050
	2/18/2005	(2)	3,334	6,666	25.817	2/18/2015	—	—	—	—
	2/16/2006	(2)	0	10,000	24.75	2/16/2016	—	—	—	—
	2/16/2006		—	—	—	—	7,500	40,050	22,500	120,150

Dean Miller	7/18/2005	(2)	16,667	33,333	25.35	7/18/2015	—	—	—	—
	7/18/2005		—	—	—	—	16,250	86,775	48,750	260,325
	2/16/2006		—	—	—	—	2,000	10,680	6,000	32,040

David Howell	11/1/2005	(2)	16,667	33,333	24.89	11/1/2015	—	—	—	—
	11/1/2005		—	—	—	—	7,500	40,050	22,500	120,150

Cliff Wagner	2/8/2001	(1)	15,000	0	14.125	2/8/2011	—	—	—	—
	2/11/2002	(1)	8,000	2,000	17.30	2/11/2012	—	—	—	—
	2/17/2005		—	—	—	—	2,500	13,350	7,500	40,050
	2/18/2005	(2)	3,334	6,666	25.817	2/18/2015	—	—	—	—
	2/16/2006		—	—	—	—	5,000	26,700	15,000	80,100

Hugh McCormick	2/1/2005	(2)	16,667	33,333	25.586	2/1/2015	—	—	—	—
	2/1/2005		—	—	—	—	12,500	66,750	37,500	200,250
	2/16/2006	(2)	—	10,000	24.75	2/16/2016	—	—	—	—

Scott Willkomm	2/17/2005		—	—	—	—	6,250	33,375	18,750	100,125
	2/16/2006		—	—	—	—	7,875	42,053	23,625	126,158

Seth Vance	5/5/2004		—	—	—	—	17,500	93,450	52,500	280,350
	2/16/2006		—	—	—	—	5,000	26,700	15,000	80,100

(1)	Options vest in 1/5 increments on the first, second, third, fourth and fifth anniversary of the grant date.
(2)	Options vest in 1/3 increments on the first, second and third anniversary of the grant date.

Option Exercises and Stock Vested in Fiscal Year 2006

The following table shows the number of shares acquired on exercise of options by each Named Executive Officer during the fiscal year ended December 31, 2006 and the number of shares acquired on vesting of stock awards held by each Named Executive Officer during the fiscal year ended December 31, 2006.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise	Value Realized on Exercise	Number of Shares Acquired on Vesting	Value Realized on Vesting
Paul Goldean	-0-	-0-	-0-	-0-
Dean Miller	-0-	-0-	-0-	-0-
David Howell	-0-	-0-	-0-	-0-
Cliff Wagner	-0-	-0-	-0-	-0-
Hugh McCormick	-0-	-0-	-0-	-0-
Scott Willkomm	230,000	$493,088.00	4,162	$67,345.00
Seth Vance	-0-	-0-	13,850	$93,183.77

Nonqualified Deferred Compensation for 2006

The following table presents information regarding the contributions to and earnings of the Named Executive Officers’ deferred compensation accounts in the Deferred Compensation Plan, during 2006, and also shows the total deferred amounts for the Named Executive Officers as of December 31, 2006. See our description of the Deferred Compensation Plan under the caption ‘‘Retirement Benefits’’ earlier in this document for a discussion of the material terms of the plan.

Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY ($)(1)	Aggregate Earnings in Last FY ($)	Aggregate Withdrawals/ Distributions ($)	Aggregate Balance at Last FYE ($)
Paul Goldean	-0-	70,308	(8,515)	-0-	160,134
Dean Miller	-0-	51,962	6,044	-0-	78,274
David Howell	-0-	-0-	-0-	-0-	-0-
Cliff Wagner	-0-	4,769	340	-0-	5,109
Hugh McCormick	-0-	60,000	(69,494)	-0-	37,011
Scott Willkomm	-0-	122,500	(406,099)	165,654	76,618
Seth Vance	-0-	57,212	(91,754)	26,032	39,131

(1)	All amounts are reflected in the Summary Compensation Table under the ‘‘All Other Compensation’’ column.

Potential Payments Upon Termination or Change in Control

The following table shows the amounts that would have been paid to the Named Executive Officers had their employment been terminated with us on December 31, 2006 under various termination scenarios using 2006 base pay and bonus. In the event the executive was terminated for cause or left our employ without good reason, except for a termination due to death or disability, he would only be due accrued salary and bonus. In that Mr. Willkomm and Mr. Vance did terminate their employment with us during 2006, their figures are actuals:

Named Executive Officer	Terminated in the case of death or disability, without cause or executive leaves for good reason with no change in control		Terminated without cause or executive leaves for good reason upon a change in control
Scott Willkomm	$3,578,818	(1)	—
Paul Goldean	$1,153,684	(2)	$3,083,684	(3)
Dean Miller	$1,877,077	(4)	$2,547,077	(5)
Dave Howell	$1,224,699	(6)	$1,826,796	(7)
Hugh McCormick	$1,929,507	(8)	$2,729,507	(9)
Cliff Wagner	$1,133,518	(10)	$2,943,518	(11)
Seth Vance	$2,073,280	(12)	—

(1)	Payment was made to Mr. Willkomm on February 2, 2007 and include a $3,546,833 severance payment and $31,985 for health insurance, life insurance and medical benefits.
(2)	Includes an $815,000 severance payment, $300,000 pursuant to the Senior Executive Success Plan and $38,684 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Goldean’s employment agreement.
(3)	Includes a $2,745,000 severance payment, $300,000 pursuant to the Senior Executive Success Plan and $38,684 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Goldean’s employment agreement.
(4)	Includes Mr. Miller’s $200,000 guaranteed bonus paid to him on February 27, 2007 pursuant to his employment agreement, a $1,340,000 severance payment, $300,000 due Mr. Miller pursuant to the Senior Executive Success Plan and $37,077 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Miller’s employment agreement.
(5)	Includes Mr. Miller’s $200,000 guaranteed bonus paid to him on February 27, 2007 pursuant to his employment agreement, a $2,010,000 severance payment, $300,000 due Mr. Miller pursuant to the Senior Executive Success Plan and $37,077 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Miller’s employment agreement.
(6)	Includes a $1,019,878 severance payment (converted from £518,750 using a conversion rate of $1.96603 for every 1£), $200,000 pursuant to the Senior Executive Success Plan and $4,821 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Howell’s employment agreement.
(7)	Includes a $1,621,975 severance payment (converted from £825,000 using a conversion rate of $1.96603 for every 1£), $200,000 pursuant to the Senior Executive Success Plan and $4,821 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Howell’s employment agreement.
(8)	Includes Mr. McCormick’s $300,000 guaranteed bonus paid to him on February 27, 2007 pursuant to his employment agreement, a $1,600,000 severance payment and $29,507 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. McCormick’s employment agreement.

(9)	Includes Mr. McCormick’s $300,000 guaranteed bonus paid to him on February 27, 2007 pursuant to his employment agreement, a $2,400,000 severance payment and $29,507 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. McCormick’s employment agreement.
(10)	Includes a $905,000 severance payment (which includes a $120,000 housing allowance), $200,000 pursuant to the Senior Executive Success Plan and $28,518 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Wagner’s employment agreement.
(11)	Includes a $2,715,000 severance payment (which includes a $360,000 housing allowance), $200,000 pursuant to the Senior Executive Success Plan and $28,518 for 12 months of health insurance, life insurance and medical benefits pursuant to Mr. Wagner’s employment agreement.
(12)	Payment was made to Mr. Vance on February 2, 2007 and include a $2,026,762 severance payment and $46,518 for health insurance, life insurance and medical benefits.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2006

Directors who are also our employees are not paid any fees or additional compensation for services as members of our Board or any committee thereof. In 2006, non-employee directors received cash in the amount of $65,000 per annum, $3,000 per Board or committee meeting attended in person, $1,000 per Board or committee meeting attended via teleconference if the meeting lasted an hour or more and $500 per Board or committee meeting attended via teleconference if the meeting lasted less than an hour. The chairman of the Audit Committee, Michael Austin, received a fee of $5,000 per meeting and the chairman of each of the other committees, William Caulfeild-Browne (Corporate Governance), Jeffrey Hughes (Compensation), and Jean Claude Damerval (Investment), received a fee of $3,500 per meeting.

On July 31, 2006, the Board appointed Mr. Schafer and Bill Caulfeild-Browne to a special committee, The Office of the Chairman, to assist executive management in directing our company, for a term of three months beginning August 1, 2006. On October 25, 2006, the Board extended this appointment an additional month, to end on November 30, 2006. During such time, Mr. Schafer was compensated at a rate of $300,000 per month for a total of $1,200,000 and Mr. Caulfeild-Browne was compensated at a rate of $200,000 per month for a total of $800,000, both of which amounts are set forth in the All Other Compensation column, below. On November 26, 2006, the Board resolved, effective November 30, 2006, to terminate the Office of the Chairman because, as a result of the execution of the Securities Purchase Agreement described below, the Board determined that the position was no longer necessary. Mr. Schafer and Mr. Caulfeild-Browne remain directors of our company. The Board also approved a success plan for Mr. Schafer and Mr. Caulfeild-Browne to create an incentive to obtain the best possible transaction for shareholders, with payments to be made if our sales price in any transaction exceeded $12 per share. Because the effective purchase price of the sale of our convertible shares pursuant to the Securities Purchase Agreement executed on November 26, 2006 is $4 per share, we do not expect to make any payment to Mr. Schafer or Mr. Caulfeild-Browne under this success plan.

The following table shows the compensation earned by each of our non-officer directors for the fiscal year ended December 31, 2006.

Name	Fees Earned or Paid in Cash	Option Awards(1)		All Other Compensation	Total
Michael Austin	$134,000	-0-		-0-	$134,000
Bill Caulfeild-Browne	$111,500	-0-		$800,000	$911,500
Robert M. Chmely	$136,500	-0-		-0-	$136,500
Jean Claude Damerval	$120,000	-0-		-0-	$120,000
Michael French	$130,500	-0-		-0-	$100,500
Jeffrey Hughes(2)	$33,500	-0-		-0-	$33,500
Lord Norman Lamont	$128,000	-0-		-0-	$128,000
Hazel O’Leary	$129,500	-0-		-0-	$129,500
Glenn Schafer	$212,750	$120,409	(3)	$1,200,000	$1,503,159
William Spiegel(4)	$95,000	-0-		-0-	$95,000

(1)	Represents the compensation cost of outstanding option awards for financial reporting purposes for the year under SFAS 123R without regard to forfeiture assumptions. Refer to our financial statements and Note 13 to our financial statements Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions made in the valuation of our option awards.
(2)	Elected to the Board effective June 22, 2006.
(3)	Options were non-qualified stock options issued under the 2004 Equity Incentive Compensation Plan and are immediately exercisable.
(4)	Resigned from the Board effective June 22, 2006.

The following table shows for each director: (i) total outstanding options as December 31, 2006; (ii) total cash value of such options at December 31, 2006; (iii) total restricted shares outstanding at December 31, 2006. Except as provided in the footnotes, all options are fully exercisable. Information regarding Mr. Goldean’s options and restricted shares is included under the caption ‘‘Restricted Shares’’ and ‘‘Stock Options’’ above.

Name	Outstanding Options Exercisable for Ordinary Shares		Weighted Average Exercise Price	Total Cash Value of Options	Restricted Shares
Michael Austin	22,000		$15.80	$0	—
Bill Caulfeild-Browne	22,000		$15.80	$0	—
Robert M. Chmely	22,000		$15.80	$0	—
Jean Claude Damerval	10,000		$22.55	$0	—
Michael French	401,667	(1)	$16.52	$0	10,000	(2)
Jeffrey Hughes	—		—	$0	—
Lord Norman Lamont	14,750		$19.29	$0	—
Hazel O’Leary	18,000		$16.31	$0	—
Glenn Schafer	10,000		$24.75	$0	—

(1)	Includes fully exercisable options for 390,001 ordinary shares and options for 11,666 ordinary shares which will vest on 2/18/2008, the third anniversary of the grant date.
(2)	Includes: (a) grants of 2,500 Restricted Stock Units which will vest in full as of the consummation of a change in control; and (b) grants of 7,500 Performance Shares of which at least 50% will vest as of the consummation of a change in control and an additional amount may vest if the stated performance goals have been satisfied as of the consummation of a change in control.

Compensation Committee Report

The Compensation Committee of Scottish Re Group Limited (the ‘‘Company’’) has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Form 10-K/A.

COMPENSATION COMMITTEE
Jeffrey Hughes (Chairman) Lord Norman Lamont Hazel R. O’Leary

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth the beneficial ownership of our ordinary shares by all persons who beneficially own 5% or more of our ordinary shares, by each director and named executive officer and by all directors, director nominees and executive officers as a group as of April 1, 2007.

Name and Address of Beneficial Owners(1)	Number of Shares	Percent of Class
Michael Austin(2)	30,000	*
Bill Caulfeild-Browne(3)	36,000	*
Robert Chmely(4)	29,000	*
Jean Claude Damerval(5)	20,000	*
Michael French(6)	657,041	*
Paul Goldean(7)	52,111	*
Jeffrey Hughes	10,000	*
Lord Norman Lamont(8)	16,000	*
Hazel O’Leary(9)	21,800	*
Glenn S. Schafer(10)	10,000	*
David R. Howell(11)	16,667	*
Hugh McCormick(12)	43,590	*
Dean Miller(13)	17,667	*
Clifford Wagner(14)	35,019	*
Seth Vance(15)	-0-	*
Scott Willkomm(16)	-0-	*
CMBP II (Cayman) Ltd.(17)(18)	9,330,510	13.72%
All directors and executive officers as a group (17 persons)	1,091,697	1.61%

*	Less than 1%
(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Scottish Re Group Limited, P.O. Box HM 2939, Crown House, Third Floor, 4 Par-la-Ville Road, Hamilton HM 08, Bermuda.
(2)	Includes 22,000 ordinary shares subject to options exercisable within 60 days.
(3)	Includes 22,000 ordinary shares subject to options exercisable within 60 days.
(4)	Includes 22,000 ordinary shares subject to options exercisable within 60 days. Also includes 500 ordinary shares held by Mr. Chmely’s spouse.
(5)	Includes 10,000 ordinary shares of the Company subject to options exercisable within 60 days. Also includes 10,000 ordinary shares of the Company held by a trust of which Mr. Damerval is a beneficiary.

(6)	Includes 227,000 ordinary shares of the Company, 200,000 ordinary shares of the Company issuable upon the exercise of Class A warrants exercisable within 60 days and 266,667 ordinary shares of the Company subject to options exercisable within 60 days, all of which are beneficially owned by an irrevocable trust of which Mr. French and certain family members are beneficiaries. Mr. French disclaims beneficial ownership of such ordinary shares. Also includes 150,000 ordinary shares of the Company issuable upon the exercise of Class A warrants exercisable within 60 days. Also includes 135,000 ordinary shares of the Company subject to options exercisable within 60 days.
(7)	Includes 45,001 ordinary shares of the Company subject to options exercisable within 60 days.
(8)	Includes 14,750 ordinary shares subject to options exercisable within 60 days.
(9)	Includes 18,000 ordinary shares of the Company subject to options exercisable within 60 days.
(10)	All of which are subject to options exercisable within 60 days.
(11)	All of which are subject to options exercisable within 60 days.
(12)	Includes 36,668 ordinary shares of the Company subject to options exercisable within 60 days.
(13)	Includes 16,667 ordinary shares of the Company subject to options exercisable within 60 days.
(14)	Includes 31,667 ordinary shares of the Company subject to options exercisable within 60 days.
(15)	Mr. Vance is no longer an employee of the Company. Share ownership is based on the best information available to us.
(16)	Mr. Willkomm is no longer an employee of the Company. Share ownership is based on the best information available to us.
(17)	Based on a Schedule 13D filed by CMBP II (Cayman) Ltd. With the SEC on November 26, 2006, as a joint filer with Cypress Associates II (Cayman) L.P., Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-by-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. The address of the joint filers is Cypress Associates II (Cayman L.P., c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, New York 10022.
(18)	The Cypress Entities entered into a Voting Agreement with us, MassMutual Capital Partners, LLC (‘‘MassMutual’’) and SRGL Acquisition, LLC (‘‘Cerberus’’ and together with MassMutual, ‘‘Investors’’). Under this agreement, the Cypress Entities agreed to vote all of the ordinary shares held by them in favor of each of the proposals at the Extraordinary General Meeting and terminated their existing shareholders agreement, which was executed on December 31, 2004, (and other indemnification rights) with us. The Extraordinary General Meeting was held on March 2, 2007, and each of the proposals was approved at the Securities Purchase Agreement dated November 26, 2006 between us and the Investors (the ‘‘Securities Purchase Agreement’’) in accordance with its terms, (b) written agreement of the parties to terminate the Voting Agreement, or (c) closing of the transactions contemplated by the Securities Purchase Agreement.

Equity Compensation Plan Information

The following table provides information as of December 31, 2006 with respect to our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	905,500	$23.13	248,433
Equity compensation plans not approved by security holders(2)	812,019	$15.54	221,022
Total	1,717,519	$19.54	495,622

(1)	Includes the 2001 Stock Option Plan and the 2004 Equity Incentive Compensation Plan.
(2)	Includes the Second Amended and Restated 1998 Stock Option Plan, 1999 Stock Option Plan and Harbourton Employee Optons.

Item 13:    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

On July 31, 2006, the Board appointed Mr. Schafer and Bill Caulfeild-Browne to a special committee, The Office of the Chairman, to assist executive management in directing us, for a term of three months beginning August 1, 2006. On October 25, 2006, the Board extended this appointment an additional month, to end on November 30, 2006. During such time, Mr. Schafer was compensated at a rate of $300,000 per month for a total of $1,200,000 and Mr. Caulfeild-Browne was compensated at a rate of $200,000 per month for a total of $800,000. On November 26, 2006, the Board resolved, effective November 30, 2006, to terminate the Office of the Chairman because, as a result of the execution of the Securities Purchase Agreement described below, the Board determined that the position was no longer necessary. Mr. Schafer and Mr. Caulfeild-Browne remained directors of our company. The Board also approved a success plan for Mr. Schafer and Mr. Caulfeild-Browne to create an incentive to obtain the best possible transaction for shareholders, with payments to be made if our sales price in any transaction exceeded $12 per share. Because the effective purchase price of the sale of our convertible shares pursuant to the Securities Purchase Agreement executed on November 26, 2006 is $4 per share, we do not expect to make any payment to Mr. Schafer or Mr. Caulfeild-Browne under this success plan.

Related Party Transaction Policies and Procedures

Our Board has adopted a written Code of Ethics & Business Conduct which applies to all our employees, officers and directors. In keeping in the spirit of such code, and specifically the Conflicts of Interest section, it is our policy not to enter into any transactions with one of our executive officers, directors or director nominees, or stockholders known to beneficially own over 5% of a class of our voting stock or their related persons, unless the transaction is approved by a majority of our disinterested Directors after full disclosure.

Item 14:    PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following is a description of the fees billed to us by Ernst & Young LLP during the years ended December 31, 2005 and December 31, 2006:

Audit Fees.    Audit fees include fees paid in connection with the annual audit of our financial statements and internal control, audits of subsidiary financial statements and review of interim financial statements, including Form 10-Q. Audit fees also include fees for services that are closely related to the audit and in many cases could only be provided by our independent registered public accounting firm. Such services include comfort letters and consents related to Securities and Exchange Commission registration statements and other capital us by Ernst & Young LLP for audit services for the years ended December 31, 2005 and December 31, 2006 totaled approximately $4,914,797 and $5,075,149, respectively.

Audit-Related Fees.    Fees for audit related services include due diligence services related to mergers and acquisitions and accounting consultations. The aggregate fees billed to us by Ernst & Young LLP for audit relating services for the years ended December 31, 2005 and December 31, 2006 totaled approximately $175,458 and $235,000, respectively. The fees for 2005 and 2006 were comprised of fees for due diligence services for corporate transactions the Company was pursuing.

Tax Fees.    Tax fees include corporate tax compliance, counsel and advisory services, and tax planning. The aggregate fees billed to us by Ernst & Young LLP for tax related services for the years ended December 31, 2005 and December 31, 2006 totaled approximately $907,123 and $772,987, respectively. The fees for 2005 and 2006 were comprised of fees for corporate tax compliance, counsel and advisory services and tax planning.

All Other Fees.    Fees billed to us by Ernst & Young LLP for all non-audit services rendered to us during the years ended December 31, 2005 and December 31, 2006 totaled approximately $10,320 and $15,476 respectively. The fees for 2005 and 2006 were comprised of fees for seminars and online research access.

The Audit Committee has considered whether the provision of non-audit services by Ernst & Young LLP is compatible with maintaining Ernst & Young LLP’s independence with respect to us and has determined that the provision of non-audit services is consistent with and compatible with Ernst & Young LLP maintaining its independence.

Pre-Approval Policy for Ernst & Young Services

The policy of the Audit Committee is to pre-approve all audit and non-audit services of Ernst & Young LLP during the fiscal year. The Audit Committee pre-approves such services by authorizing specific projects and categories of services, subject to a specific budget for each category. The Audit Committee Chairman has the authority to address specific requests for pre-approval of services between Audit Committee meetings, and must report any pre-approval decisions to the Audit Committee at its next scheduled meeting.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SCOTTISH RE GROUP LIMITED
By:	/s/ Paul Goldean
Paul Goldean Chief Executive Officer, President and Director