Form 10-Q
period 2007-03-31
SCOTTISH RE GROUP LTD
filed 2007-05-10
CIK 1064122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 1O-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended March 31, 2007

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

              (Former name, former address and former fiscal year
                         if changed since last report)

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

 Large accelerated filer /X/   Accelerated filer / /   Non-accelerated filer / /

    Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

                                     Yes / /  No /X/

As of May 9, 2007, the Registrant had 67,995,057 ordinary shares outstanding.

================================================================================

                                Table of Contents

PART I.   FINANCIAL INFORMATION................................................2

Item 1.   Financial Statements.................................................2

          Consolidated Balance Sheets -- March 31, 2007
               (unaudited) and December 31, 2006...............................2

          Consolidated Statements of Income (Loss) -- Three months
               ended March 31, 2007 and 2006 (unaudited).......................3

          Consolidated Statements of Comprehensive Loss -- Three months ended March 31, 2007 and 2006 (unaudited).......................4

          Consolidated Statements of Shareholders' Equity -- Three months ended March 31, 2007 and 2006 (unaudited)........................5

          Consolidated Statements of Cash Flows -- Three months ended
               March 31, 2007 and 2006 (unaudited).............................6

          Notes to Consolidated Financial Statements (unaudited)...............7

Item 2.   Management's Discussion and Analysis of Financial Condition
          and Results of Operations...........................................13

Item 3.   Quantitative and Qualitative Disclosures about Market Risk..........33

Item 4.   Controls and Procedures.............................................34

PART II. OTHER INFORMATION....................................................35

Item 1.   Legal Proceedings...................................................35

Item 1A.  Risk Factors........................................................35

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds.........35

Item 3.   Defaults upon Senior Securities.....................................35

Item 4.   Submission of Matters to a Vote of Security Holders.................35

Item 5.   Other Information...................................................36

Item 6.   Exhibits............................................................36

                          PART I. FINANCIAL INFORMATION


Item 1. Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States dollars, except share data)

                                                                   March 31,        December 31,
                                                                     2007              2006
                                                                  (unaudited)        (audited)
                                                                  -----------       -----------
ASSETS
Fixed maturity investments, available for sale, at fair value
   (Amortized cost $8,187,168; 2006 - $8,103,743) ............   $  8,135,873    $  8,065,524
Preferred stock, available for sale, at fair value
   (Cost $114,287; 2006 - $119,721) ..........................        112,009         116,933
Cash and cash equivalents ....................................        692,284         622,756
Other investments ............................................         65,211          65,448
Funds withheld at interest ...................................      1,835,003       1,942,079
                                                                 ------------    ------------
   Total investments .........................................     10,840,380      10,812,740
Accrued interest receivable ..................................         56,879          57,538
Reinsurance balances and risk fees receivable ................        481,022         481,908
Deferred acquisition costs ...................................        610,054         618,737
Amounts recoverable from reinsurers ..........................        545,515         554,589
Present value of in-force business ...........................         48,311          48,779
Other assets .................................................        199,633         178,311
Segregated assets ............................................        683,405         683,470
                                                                 ------------    ------------
   Total assets ..............................................   $ 13,465,199    $ 13,436,072
                                                                 ============    ============

LIABILITIES
Reserves for future policy benefits ..........................   $  3,970,252    $  3,919,901
Interest sensitive contract liabilities ......................      3,305,858       3,399,410
Collateral finance facilities ................................      3,775,519       3,757,435
Accounts payable and other liabilities .......................        166,662          95,260
Reinsurance balances payable .................................        138,119          72,304
Current income tax payable ...................................          4,289              48
Deferred tax liability .......................................        161,328         169,977
Long-term debt ...............................................        129,500         129,500
Segregated liabilities .......................................        683,405         683,470
                                                                 ------------    ------------
Total liabilities ............................................     12,334,932      12,227,305
                                                                 ============    ============

MINORITY INTEREST ............................................          7,716           7,910
MEZZANINE EQUITY .............................................              -         143,665
SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01 per share:
   Issued and outstanding: 67,995,057 ordinary shares (2006 -
   60,554,104) ...............................................            680             606
Preferred shares, par value $0.01 per share:
   Issued: 5,000,000 shares (2006 - 5,000,000) ................       125,000         125,000
Additional paid-in capital ...................................      1,195,481       1,050,860
Accumulated other comprehensive (loss) income ................        (10,947)            340
Retained deficit .............................................       (187,663)       (119,614)
                                                                 ------------    ------------
   Total shareholders' equity ................................      1,122,551       1,057,192
                                                                 ------------    ------------
Total liabilities, minority interest, mezzanine equity and
   shareholders' equity ......................................   $ 13,465,199    $ 13,436,072
                                                                 ============    ============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)


                                                                        Three months ended
                                                                    ---------------------------
                                                                    March 31,         March 31,
                                                                      2007              2006
                                                                    ---------         ---------
Revenues
Premiums earned, net .........................................   $    458,214    $    449,021
Investment income, net .......................................        141,597         129,022
Fee income ...................................................          4,630           3,733
Net realized losses ..........................................         (4,289)        (13,601)
Change in value of embedded derivatives, net .................          5,592          10,146
                                                                 -------------   -------------
   Total revenues ............................................        605,744         578,321
                                                                 -------------   -------------
Benefits and expenses
Claims and other policy benefits .............................        383,583         374,463
Interest credited to interest sensitive contract liabilities .         35,302          42,701
Acquisition costs and other insurance expenses, net ..........         95,107          87,531
Operating expenses ...........................................         34,580          31,092
Collateral finance facilities expense ........................         73,695          31,087
Interest expense .............................................          3,576           4,893
                                                                 -------------   -------------
   Total benefits and expenses ...............................        625,843         571,767
                                                                 -------------   -------------

Income (loss) before income taxes and minority interest ......        (20,099)          6,554
Income tax benefit (expense) .................................        (13,381)          7,457
                                                                 -------------   -------------
Income (loss) before minority interest .......................        (33,480)         14,011
Minority interest ............................................            268            (162)
                                                                 -------------   -------------
Net income (loss) ............................................        (33,212)         13,849
Dividend declared on non-cumulative perpetual preferred shares         (2,266)         (2,266)
                                                                 -------------   -------------
Net income (loss) available to ordinary shareholders .........   $    (35,478)   $     11,583
                                                                 =============   =============

Earnings (loss) per ordinary share - Basic ...................   $      (0.55)   $       0.22
                                                                 =============   =============
Earnings (loss) per ordinary share - Diluted .................   $      (0.55)   $       0.20
                                                                 =============   =============
Dividends declared per ordinary share ........................   $          -    $       0.05
                                                                 =============   =============

Weighted average number of ordinary share outstanding
  Basic ......................................................     64,191,977      53,434,484
                                                                 =============   =============
  Diluted ....................................................     64,191,977      56,532,914
                                                                 =============   =============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                  CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)

                                                           Three months ended
                                                          ----------------------
                                                          March 31,    March 31,
                                                            2007          2006
                                                          ---------    ---------

Net income (loss) ....................................    $(33,212)    $ 13,849
                                                          ---------    ---------
Other comprehensive loss, net of tax:
Unrealized depreciation on investments ...............      (8,959)     (37,457)
Add: reclassification adjustment for net
   realized gains (losses) included in net income ....      (2,868)      (7,670)
                                                          ---------    ---------
Net unrealized appreciation (depreciation) on
   investments net of income tax benefit
   (expense) and deferred acquisition costs of
   $2,216, and $33,807 ...............................     (11,827)     (45,127)
Cumulative translation adjustment ....................         540         (268)
                                                          ---------    ---------
Other comprehensive loss .............................     (11,287)     (45,395)
                                                          ---------    ---------
Comprehensive loss ...................................    $(44,499)    $(31,546)
                                                          =========    =========

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                     Three months ended
                                                                                 ---------------------------
                                                                                 March 31,         March 31,
                                                                                   2007              2006
                                                                                 ---------         ---------
Ordinary shares:
   Beginning of period ..................................................       60,554,104        53,391,939
   Issuance to employees on exercise of options and awards ..............              475           263,917
   Issuance to holders of HyCUs on conversion of purchase contracts .....        7,440,478                 -
                                                                              -------------     -------------
    End of period .......................................................       67,995,057        53,655,856
                                                                              =============     =============
Preferred shares:
   Beginning and end of period ..........................................        5,000,000         5,000,000
                                                                              -------------     -------------

Share capital:
Ordinary shares:
   Beginning of period ..................................................     $        606      $        534
   Issuance to employees on exercise of options .........................                -                 3
   Issuance to holders of HyCUs on conversion of purchase contracts .....               74                 -
                                                                              -------------     -------------
   End of period ........................................................              680               537
                                                                              -------------     -------------
Preferred shares:
   Beginning and end of period ..........................................          125,000           125,000
                                                                              -------------     -------------
Additional paid-in capital:
   Beginning of period ..................................................        1,050,860           893,767
   Issuance to employees on exercise of options .........................                -             3,752
   Option and restricted stock unit expense .............................              715             1,996
   Issuance to holders of HyCUs on conversion of purchase contracts .....          143,675                 -
   Other ................................................................              231                 -
                                                                              -------------     -------------
   End of period ........................................................        1,195,481           899,515
                                                                              -------------     -------------

Accumulated other comprehensive loss:
Unrealized depreciation on investments
   Beginning of period ..................................................          (19,624)          (17,879)
   Change in period (net of tax and deferred acquisition costs) .........          (11,827)          (45,127)
                                                                              -------------     -------------
   End of period ........................................................          (31,451)          (63,006)
                                                                              -------------     -------------
Cumulative translation adjustment
   Beginning of period ..................................................           22,826             7,888
   Change in period (net of tax) ........................................              540              (268)
                                                                              -------------     -------------
   End of period ........................................................           23,366             7,620
                                                                              -------------     -------------
Effect of adoption of FAS 158
   Beginning and end of period ..........................................           (2,862)                -
                                                                              -------------     -------------
Total accumulated other comprehensive loss ..............................          (10,947)          (55,386)
                                                                              -------------     -------------

Retained earnings (deficit):
   Beginning of period ..................................................         (119,614)          262,402
   Adoption of FIN 48 on January 1, 2007 ................................          (32,571)                -
   Net income (loss) ....................................................          (33,212)           13,849
   Dividends declared on ordinary shares ................................                -            (2,673)
   Dividends declared on non-cumulative perpetual preferred shares ......           (2,266)           (2,266)
                                                                              -------------     -------------
   End of period ........................................................         (187,663)          271,312
                                                                              -------------     -------------
Total shareholders' equity ..............................................     $  1,122,551      $  1,240,978
                                                                              =============     =============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                                                     Three months ended
                                                                                 ---------------------------
                                                                                 March 31,         March 31,
                                                                                   2007              2006
                                                                                 ---------         ---------
Operating activities
Net income (loss) .......................................................      $   (33,212)      $    13,849
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
   Net realized losses ..................................................            4,289            13,601
   Change in value of embedded derivatives, net .........................           (5,592)          (10,146)
   Amortization of discount on investments ..............................            3,487             4,067
   Amortization of deferred acquisition costs ...........................           18,109            18,866
   Amortization of present value of in-force business ...................              468               916
   Changes in assets and liabilities:
      Accrued interest receivable .......................................              635            (1,383)
      Reinsurance balances and risk fees receivable .....................           61,395            79,050
      Deferred acquisition costs ........................................          (12,327)          (34,724)
      Deferred tax asset and liability ..................................           (4,024)             (276)
      Other assets and liabilities ......................................          (16,771)            5,542
      Current income tax receivable and payable .........................            4,232            (4,701)
      Reserves for future policy benefits, net of amounts
         recoverable from reinsurers ....................................           41,208           (35,900)
      Interest sensitive contract liabilities, net of funds .............           62,759            36,175
         withheld at interest
      Accounts payable and other liabilities ............................           31,519           (12,270)
      Other .............................................................              455            (3,054)
                                                                               ------------      ------------
   Net cash provided by operating activities ............................          156,630            69,612
                                                                               ------------      ------------

Investing activities
Purchase of fixed maturity investments ..................................         (308,558)       (1,144,900)
Proceeds from sales of fixed maturity investments .......................           56,299           184,417
Proceeds from maturity of fixed maturity investments ....................          159,227           105,673
Purchase of preferred stock investments .................................                -            (4,608)
Proceeds from sales and maturity of preferred stock investments .........            5,136             4,821
Purchase of other investments ...........................................            1,090            (9,616)
Other ...................................................................            1,131            (2,601)
                                                                               ------------      ------------
   Net cash used in investing activities ................................          (85,675)         (866,814)
                                                                               ------------      ------------

Financing activities
Deposits to interest sensitive contract liabilities .....................            2,961           113,521
Withdrawals from interest sensitive contract liabilities ................          (27,544)          (45,264)
Proceeds from issuance of ordinary shares ...............................                -             3,755
Proceeds from issuance to holders of HyCUs on conversion of
   purchase contracts ...................................................            7,338                 -
Proceeds from collateral finance facility liabilities ...................           18,084                 -
Dividends paid on ordinary shares .......................................                -            (2,673)
Dividends paid on perpetual preferred shares ............................           (2,266)           (2,266)
                                                                               ------------      ------------
   Net cash (used in) provided by financing activities ..................           (1,427)           67,073
                                                                               ------------      ------------
Net change in cash and cash equivalents .................................           69,528          (730,129)
Cash and cash equivalents, beginning of period ..........................          622,756         1,420,205
                                                                               ------------      ------------
Cash and cash equivalents, end of period ................................      $   692,284       $   690,076
                                                                               ============      ============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 2007
                                   (UNAUDITED)



1.      Basis of presentation

    Accounting Principles -- The accompanying unaudited consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Annual Report").

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

2.      New accounting pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

    In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. On January 1, 2007, we adopted FIN 48. See Note 5.

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

3.      Business segments

    We measure segment performance primarily based on income or loss before income taxes and minority interest. Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (UNAUDITED)

3.      Business segments (continued)

Information". Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:

                                                                         Three months ended March 31, 2007
                                                                   ---------------------------------------------
                                                                      Life Reinsurance
                                                                   -----------------------
                                                                    North                   Corporate
                                                                   America   International  and Other      Total
                                                                   -------   -------------  ---------      -----
Premiums earned, net ..........................................   $ 423,371    $  34,843    $       -    $ 458,214
Investment income, net ........................................     137,919        3,043          635      141,597
Fee income ....................................................       3,916            -          714        4,630
Net realized losses ...........................................      (2,405)        (625)      (1,259)      (4,289)
Change in value of embedded derivatives, net ..................       5,592            -            -        5,592
                                                                  ----------   ----------   ----------   ----------
   Total revenues .............................................     568,393       37,261           90      605,744
                                                                  ----------   ----------   ----------   ----------

Claims and other policy benefits ..............................     357,934       25,649            -      383,583
Interest credited to interest sensitive contract liabilities ..      35,302            -            -       35,302
Acquisition costs and other insurance expenses, net ...........      87,223        5,921        1,963       95,107
Operating expenses ............................................      12,258        9,812       12,510       34,580
Collateral finance facilities expense .........................      68,856            -        4,839       73,695
Interest expense ..............................................       3,055            -          521        3,576
                                                                  ----------   ----------   ----------   ----------
   Total benefits and expenses ................................     564,628       41,382       19,833      625,843
                                                                  ----------   ----------   ----------   ----------
Income (loss) before income taxes and minority interest .......   $   3,765    $  (4,121)   $ (19,743)   $ (20,099)
                                                                  ==========   ==========   ==========   ==========


                                                                         Three months ended March 31, 2006
                                                                   ---------------------------------------------
                                                                      Life Reinsurance
                                                                   -----------------------
                                                                    North                   Corporate
                                                                   America   International  and Other      Total
                                                                   -------   -------------  ---------      -----
Premiums earned, net ..........................................   $ 428,918    $  20,103       $    -    $ 449,021
Investment income, net ........................................     123,941        2,989        2,092      129,022
Fee income ....................................................       3,017            -          716        3,733
Net realized gains (losses) ...................................     (13,919)      (1,138)       1,456      (13,601)
Change in value of embedded derivatives, net ..................      10,146            -            -       10,146
                                                                  ----------   ----------   ----------   ----------
  Total revenues ..............................................     552,103       21,954        4,264      578,321
                                                                  ----------   ----------   ----------   ----------

Claims and other policy benefits ..............................     347,280       27,183            -      374,463
Interest credited to interest sensitive contract liabilities ..      42,701            -            -       42,701
Acquisition costs and other insurance expenses, net ...........      84,408        2,817          306       87,531
Operating expenses ............................................      14,592        5,777       10,723       31,092
Collateral finance facilities expense .........................      30,543            -          544       31,087
Interest expense ..............................................       2,562            -        2,331        4,893
                                                                  ----------   ----------   ----------   ----------
  Total benefits and expenses .................................     522,086       35,777       13,904      571,767
                                                                  ----------   ----------   ----------   ----------
Income (loss) before income taxes and minority interest .......   $  30,017    $ (13,823)   $  (9,640)   $   6,554
                                                                  ==========   ==========   ==========   ==========

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (UNAUDITED)

3.      Business segments (continued)

                                             March 31, 2007    December 31, 2006
                                             --------------    -----------------
Assets
Life Reinsurance
   North America...........................  $   12,266,596     $   12,194,291
   International...........................         421,607            431,222
                                             --------------     --------------
Total Life Reinsurance.....................      12,688,203         12,625,513
Corporate and Other........................         776,996            810,559
                                             --------------     --------------
Total......................................  $   13,465,199     $   13,436,072
                                             ==============     ==============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (UNAUDITED)


4.      Earnings per ordinary share

    The following table sets forth the computation of basic and diluted earnings per ordinary share.

                                                          Three months ended
                                                          -------------------
                                                          March 31,  March 31,
                                                            2007       2006
                                                          ---------  --------
     Numerator:
     Net income (loss) .............................. $   (33,212)  $    13,849
     Dividend declared on non-cumulative
        perpetual preferred shares ..................      (2,266)       (2,266)
                                                      ------------  ------------
     Net income (loss) available to ordinary
        shareholders ................................ $   (35,478)  $    11,583
                                                      ============  ============

     Denominator:
     Denominator for basic earnings per
        ordinary share - weighted average number
        of ordinary shares ..........................  64,191,977    53,434,484
     Effect of dilutive securities
        -- Stock options and restricted stock units .           -     1,221,086
        -- Warrants .................................           -     1,030,301
        -- 4.50% senior convertible notes and
           Hybrid Capital Units .....................           -       847,043
                                                      ------------  ------------
     Denominator for dilutive earnings (loss)
        per ordinary share ..........................  64,191,977    56,532,914
                                                      ============  ============
     Basic earnings (loss) per ordinary share ....... $     (0.55)  $      0.22
                                                      ============  ============
     Diluted earnings (loss) per ordinary share ..... $     (0.55)  $      0.20
                                                      ============  ============


        In accordance with SFAS No. 128, "Earnings Per Share", the exercise of options and warrants or conversion of convertible securities is not assumed unless it would reduce earnings per share or increase loss per share.

5.      Income taxes

    Income tax expense in the first quarter ended March 31, 2007 was $13.4 million compared to an income tax benefit of $7.5 million in the same period in 2006. The change in our effective tax rate in the first quarter ended March 31, 2007 compared to the same period in 2006 is primarily related to an $ 11.0 million valuation allowance established in the first quarter of 2007 on deferred tax assets. The valuation allowance principally relates to current period tax benefits not being recognized as we can no longer recognize tax benefits for certain legal entities. In addition, a valuation allowance was established on deferred tax assets resulting from estimated statutory and tax projections related to certain legal entities. At the end of the first quarter of 2007, the remaining gross deferred tax asset is supported principally by the reversal of deferred tax liabilities within the carry forward period and, to a much lesser extent, tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters.

    On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a net decrease to our beginning retained earnings of $32.6 million representing a total FIN 48 liability of $78.0 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $11.1 million)

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (UNAUDITED)


5.      Income taxes (continued)

reduced by a $45.4 million reduction of our existing valuation allowance. We have total unrecognized tax benefits (excluding interest and penalties) of $73.4 million which did not change significantly during the three months ended March 31, 2007. In addition, future changes in the unrecognized tax benefits would result in a $28.0 million effective tax rate benefit. Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (on a go forward basis excluding the initial amount noted above). We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

    We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. As of March 31, 2007, we remained subject to examination in the following major tax jurisdictions for the years indicated below:

          Major Tax Jurisdictions              Open Years
          -----------------------              ----------
          U.S.
             Life Group .................   2001 through 2006
             Non-Life Group .............   2005 through 2006
          Ireland .......................   2002 through 2006
          U.K ...........................   2001 through 2006

    As discussed in Note 12 to the consolidated financial statements in the 2006 Annual Report, at December 31, 2006 we had a valuation allowance of $304.9 million established against our deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all of our deferred tax assets, will not be realized. Our valuation allowance decreased by approximately $27.3 million during the three months ended March 31, 2007 to $277.6 million, including the impact of current quarter activity as described above, the impact from applying FIN 48 and other adjustments.


6.      Mezzanine equity

    On December 17, 2003 and December 22, 2003, we issued in a public offering 5,750,000 Hybrid Capital Units or HyCUs. The aggregate net proceeds were $141.9 million. Each HyCU consisted of (i) a purchase contract ("purchase contract") to which the holder was obligated to purchase from us, on February 15, 2007, an agreed upon number of ordinary shares for a price of $25.00 and (b) a convertible preferred share with a liquidation preference of $25.00.

    Holders of the convertible preferred shares had the option to allow the convertible preferred share to be included in the remarketing process and use the proceeds of the remarketing to settle the purchase contract or elect not to participate in the remarketing by delivering the requisite amount of cash to settle the purchase contract.

    On January 25, 2007, we gave notice to holders of the HyCUs that we were unable to satisfy certain conditions precedent to the remarketing that were contained in the Remarketing Agreement and, therefore, the remarketing of the convertible preferred shares had failed. Accordingly, holders of the HyCUs only had the option to settle the purchase contracts in cash. On February 15, 2007, we received cash proceeds of $7.3 million to settle 293,500 purchase contracts and, in exchange, issued 293,500 of our ordinary shares. We also released to the settling holder 293,500 convertible preferred shares which were previously held as collateral against the holder's obligation under the purchase contracts. Also on February 15, 2007, we issued 7,146,978 of our ordinary shares to the holders of our HyCUs who did not settle in cash, for which we held convertible preferred shares to secure their obligations under the purchase contracts. On February 22, 2007, we exercised our right to foreclose on the 5,456,500 convertible preferred shares held as collateral for the 5,456,500 purchase contracts that were not settled in cash.

    In aggregate, we issued 7,440,478 of our ordinary shares on February 15, 2007 and, as of May 9, 2007, have 293,500 convertible preferred shares outstanding. The convertible preferred shares have a dividend rate equal to the

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 MARCH 31, 2007
                                   (UNAUDITED)


three month LIBOR plus 600 basis points. We are required to redeem these securities for an aggregate amount of $7.3 million plus accrued dividends on May 21, 2007.

7.      Mediation

    On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at March 31, 2007. The parties have held two mediation sessions, but have been unable to resolve the dispute. No date has been scheduled for a future mediation session.

8.      Subsequent Event

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

    The Transaction closed on May 7, 2007 and gross proceeds from the sale of the Convertible Shares to the Investors of $600.0 million were received. The estimated net cash proceeds are approximately $560.0 million after giving effect to the payment of estimated transaction expenses and the transaction fees to be paid to the financial advisors. The Transaction will be reflected in our second quarter 2007 financial statements.

    Upon the closing of the Transaction, the Investors hold securities representing approximately 68.7% of the voting power of all our shareholders and have the right to designate two-thirds of the members of the Board of Directors for election.

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

       o the risk that an ownership change will result in a limitation on our ability to fully utilize tax net operating losses;

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

    This discussion and analysis should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the audited Consolidated Financial Statements and Notes thereto, presented under Item 7 and Item 8, respectively, of our 2006 Annual Report.

Overview

    See "Overview" in Item 7 of our 2006 Annual Report.

Status of Credit and Financial Strength Ratings

      As of May 9, 2007, our insurer financial strength ratings are as follows:

                                                           Moody's
                                    A.M. Best   Fitch     Investors   Standard
                                    Company(1) Ratings(2) Service(3) & Poor's(4)
                                    ---------- ---------- ---------- -----------
Insurer Financial Strength
--------------------------
Ratings:
--------
Scottish Annuity and Life
  Insurance Company (Cayman) Ltd......   B+       BB+       Baa3       BB+
Scottish Re (U.S.), Inc. .............   B+       BB+       Baa3       BB+
Scottish Re Ltd ......................   B+       BB+        --        BB+
Scottish Re Life Corporation .........   B+       --         --        BB+

---------------------------------------
1 Stable outlook
2 Ratings watch: positive
3 Ratings under review, direction uncertain
4 Developing outlook

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

Critical Accounting Policies

    See the discussion of our Critical Accounting Policies in Item 7 of our 2006 Annual Report.

Results of Operations

    All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                                              Three months ended
                                                                          ---------------------------
                                                                          March 31,         March 31,
                                                                            2007              2006
                                                                          ---------         ---------
Premiums earned, net .................................................     $ 458,214      $ 449,021
Investment income, net ...............................................       141,597        129,022
Fee income ...........................................................         4,630          3,733
Net realized losses ..................................................        (4,289)       (13,601)
Change in value of embedded derivatives, net .........................         5,592         10,146
                                                                           ----------     ----------
  Total revenues .....................................................       605,744        578,321
                                                                           ----------     ----------

Claims and other policy benefits .....................................       383,583        374,463
Interest credited to interest sensitive contract liabilities .........        35,302         42,701
Acquisition costs and other insurance expenses, net ..................        95,107         87,531
Operating expenses ...................................................        34,580         31,092
Collateral finance facilities expense ................................        73,695         31,087
Interest expense .....................................................         3,576          4,893
                                                                           ----------     ----------
  Total benefits and expenses ........................................       625,843        571,767
                                                                           ----------     ----------
Income (loss) before income taxes and minority interest ..............       (20,099)         6,554
Income tax (expense) benefit .........................................       (13,381)         7,457
                                                                           ----------     ----------
Income (loss) before minority interest ...............................       (33,480)        14,011
Minority interest ....................................................           268           (162)
                                                                           ----------     ----------
Net income (loss) ....................................................       (33,212)        13,849
Dividend declared on non-cumulative perpetual preferred shares .......        (2,266)        (2,266)
                                                                           ----------     ----------
Net income (loss) available to ordinary shareholders .................     $ (35,478)     $  11,583
                                                                           ==========     ==========


Revenues

        Premiums earned in the first quarter ended March 31, 2007 increased 2% to $458.2 million compared to $449.0 million in the same period in 2006. The majority of this increase was in the Life Reinsurance International Segment, where premium growth on U.K. protection treaties offset reduced premiums due to cancelled business by $2.8 million along with the net positive effect of one-off impacts, which increased premiums by an additional $2.4 million. The balance of the increase is due to certain non-recurring adjustments to the Life Reinsurance International Segment premium levels in the first quarter of 2006 which depressed the comparative balance by $9.6 million.

        Investment income in the first quarter ended March 31, 2007 increased 10% to $141.6 million compared to $129.0 million in the same period in 2006. This increase is principally due to the growth in our average invested assets. Our total invested assets have increased significantly compared to the prior year quarter due to the Ballantyne Re transaction, which closed in May 2006. This increase is partially offset by lower investment income on a particular equity-indexed annuity treaty along with the effect of the termination of four funding agreements during the third quarter of 2006.

Expenses

        Claims and other policy benefits increased by 2% to $383.6 million in the first quarter ended March 31, 2007 from $374.5 million in the same period in 2006. During the first quarter of 2007, the Life Reinsurance North America Segment experienced favorable net mortality of approximately $14.0 million, principally in the ING block.

        Interest credited to interest sensitive contract liabilities in the first quarter ended March 31, 2007 decreased 17% to $35.3 million compared to $42.7 million for the same period in 2006, principally due to the termination of four funding agreements during the third quarter of 2006 and higher lapses on annuity treaties in late 2006 and the first quarter of 2007.

        Acquisition costs and other insurance expenses increased 9% to $95.1 million in the first quarter ended March 31, 2007 from $87.5 million in the same period in 2006. This increase is principally due to increased costs in the Life Reinsurance International Segment, in which commission expense on U.K. protection treaties are incurred at a much higher rate than our existing legacy book of business. In addition, the cost of the Tartan Capital Limited catastrophe bond issued in May 2006 resulted in an increase in the first quarter of 2007 as compared to the same period in 2006.

        Operating expenses increased 11% to $34.6 million for the first quarter ended March 31, 2007 from $31.1 million in the same period in 2006 primarily due to higher personnel costs in the Life Reinsurance International Segment, professional fees (mostly legal and tax) and higher office costs due to the opening of several offices, partially offset by a recovery from an ERC indemnification settlement. This indemnification settlement is not related to the ERC mediation described in Note 7.

        Collateral facilities expense increased 137% to $73.7 million for the first quarter ended March 31, 2007 from $31.1 million in the same period in 2006 due to the Ballantyne Re transaction completed in May 2006 and the drawdown on the Stingray facility in the third quarter of 2006.

        Interest expense decreased 27% to $3.6 million for the first quarter ended March 31, 2007 from $4.9 million in the same period in 2006 due to the repurchase of the $115.0 million 4.5% Senior Convertible Notes during the fourth quarter of 2006 and the February 2007 settlement of the HyCUs.



Segment Operating Results

Life Reinsurance North America

                                                                  Three months ended
                                                                -----------------------
                                                                March 31,     March 31,
                                                                  2007          2006
                                                               ----------  -----------

        Premiums earned, net ................................   $ 423,371    $ 428,918
        Investment income, net ..............................     137,919      123,941
        Fee income ..........................................       3,916        3,017
        Net realized losses .................................      (2,405)     (13,919)
        Change in value of embedded derivatives, net ........       5,592       10,146
                                                                ----------   ----------
          Total revenues ....................................     568,393      552,103
                                                                ----------   ----------

        Claims and other policy benefits ....................     357,934      347,280
        Interest credited to interest sensitive contract
          liabilities .......................................      35,302       42,701
        Acquisition costs and other insurance expenses, net .      87,223       84,408
        Operating expenses ..................................      12,258       14,592
        Collateral finance facilities expense ...............      68,856       30,543
        Interest expense ....................................       3,055        2,562
                                                                ----------   ----------
          Total benefits and expenses .......................     564,628      522,086
                                                                ----------   ----------
        Income before income taxes and minority interest ....   $   3,765    $  30,017
                                                                ==========   ==========


Revenues

    Total revenues increased by 3% for the first quarter ended March 31, 2007 to $568.4 million compared to $552.1 million in the same period in 2006. Net premiums earned decreased by 1% in the first quarter of 2007 to $423.4 million compared to $428.9 million in the same period in 2006. Contributing to the decreased premium level were were higher excess retrocession premiums of approximately $14.1 million resulting from the implementation of our retrocession administration system in the second and third quarters of 2006, combined with a shift in underlying business mix that resulted in a higher retrocession premium trend. Partially offsetting this were revisions reported to us by our clients, combined with normal premium accrual fluctuations, resulting in a favorable impact of $8.8 million during the first quarter of 2007. The net realized loss in the first quarter ended March 31, 2007 was $2.4 million compared to a $13.9 million loss in the same period in 2006. The net realized loss for the prior year includes losses related to selling investments in the first quarter of 2006 in preparation of funding the Ballantyne Re transaction.

    The change in value of the embedded derivatives arises from the application of DIG B36 which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contracts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. The change in the value of embedded derivatives increased revenues by $5.6 million in the first quarter of 2007 compared to a $10.1 million increase in the same period in 2006. The primary reason for the larger increase in the prior year was the realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide funding for the Ballantyne Re transaction. These prior year gains largely offset the aforementioned prior year realized securities losses.

    Net investment income increased by 11% in the first quarter ended March 31, 2007 to $137.9 million compared to $123.9 million in the same period in 2006. The increase is principally due to the growth in our average invested assets. Our total invested assets have increased significantly due to the proceeds of the Ballantyne Re transaction that closed in May 2006, which contributed approximately $1.7 billion of additional invested assets. As a result, investment income from the non-annuity-related portfolios was $38.0 million higher in the first quarter of 2007 as compared to the same period in 2006. Partially offsetting this favorable variance were $11.7 million lower investment income on a large equity-indexed annuity treaty for which there are substantially offsetting fluctuations in reserves, interest credited and net acquisition costs. Additionally, offsetting the favorable variance was a $7.5 million reduction due to the termination of four funding agreements in the third quarter of 2006 as a result of ratings downgrades and reduced investment income on annuity business due to declining account values resulting from higher lapses.

    Yields on the portfolio managed by our external investment managers relating to fixed rate assets were 5.4% and 5.2% at March 31, 2007 and 2006, respectively. Yields on floating rate assets are indexed to LIBOR and increased to 5.8% at March 31, 2007 from 5.3% at March 31, 2006.

Expenses

    Claims and other policy benefits for the first quarter ended March 31, 2007 increased 3% to $357.9 million compared to $347.3 million in the same period in 2006. During the first quarter of 2006, we experienced unfavorable mortality against our expectations of approximately $16.0 million, principally within our ING block. Although gross claims were within expectations in the aggregate, a higher number of smaller claims within our retention limit resulted in retrocession recoveries below our expectations. During the second half of 2006, we updated our mortality experience studies and utilized these updated studies in our best estimate models for 2007. In general, our 2007 best estimate models roughly approximate the equivalent level of incurred claims as actually experienced in 2006. During the first quarter of 2007, we experienced favorable assumed mortality for the ING block of approximately $26.0 million, representing an actual to expected ratio of 90%. The positive experience was driven by favorable results on large claims, especially in the $2.0 million and greater size range. Although the claim count was the highest for any quarter to date, the average size claim was smaller than historical experience. The favorable assumed mortality was partially offset by lower than expected retrocession recoveries of approximately $16.0 million. As such, net mortality for the ING block was approximately $10.0 million favorable for the first quarter of 2007. Experience in our organic and SRLC blocks contributed an additional $4.0 million of favorable net mortality experience in the quarter. In total, our net mortality was $14.0 million favorable or 95% of expected for the first quarter of 2007.

    Our pricing and actuarial projection models include various lapse assumptions by treaty and by product type which are based on historical experience and industry expectations. Beginning in the third quarter of 2006, we noted that the lapse distribution pattern was such that certain policies had higher than average lapses while others had lower than average lapses. However, the policies with higher lapses had the higher margins and the policies with lower lapses had the lower margins. Based on lapse experience to date, it appears that this lapse pattern is isolated in certain preferred classes and in the early durations of the policies and, therefore, the unfavorable impact will decrease over time. During the first quarter of 2007, we experienced approximately $11.0 million of adverse lapse reserve impact compared to approximately $13.0 million and $14.0 million in the third and fourth quarters of 2006, respectively. Partially offsetting this impact were additional lapses for certain policyholders which had a significant favorable impact on our retrocession reserves and resulted in a release of reserves of $7.3 million during the first quarter of 2007.

    Interest credited to interest sensitive contract liabilities in the first quarter ended March 31, 2007 decreased 17% to $35.3 million compared to $42.7 million in the same period in 2006. The decrease is principally due to the impact of the termination of four funding agreements in the third quarter of 2006 for which the first quarter of 2006 contained $6.2 million of interest credited. Also impacting the decline was lower annuity business due to higher lapses in the second half of 2006. Interest sensitive contract liabilities amounted to $3.3 billion at March 31, 2007 and $4.0 billion at March 31, 2006.

    Acquisition costs and other insurance expenses in the first quarter ended March 31, 2007 increased 3% to $87.2 million compared to $84.4 million in the same quarter in 2006. As a percentage of net premiums earned, acquisition and other insurance expenses were 20.6% and 19.7% for the 2007 and 2006 quarterly periods, respectively.

    Operating expenses for the first quarter ended March 31, 2007 decreased 16% to $12.3 million compared to $14.6 million in the same period in 2006. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2.2% and 2.6% for the 2007 and 2006 periods, respectively. The overall decrease in operating expenses relates primarily to the first quarter 2007 receipt of a $2.6 million indemnification settlement related to the acquisition of the ERC business. This settlement was based on a provision in the purchase agreement regarding the level of statutory unauthorized reinsurance liabilities required for certain reinsurers. This indemnification settlement is not related to the ERC mediation described in Note 7.

    Collateral finance facilities expense in the quarter ended March 31, 2007 increased 125% to $68.9 million compared to $30.5 million in the same period of 2006. The increase is due to the impact of the Ballantyne Re transaction which closed in May 2006 along with higher financial guarantor costs resulting from our credit rating downgrades.

Life Reinsurance International

                                                           Three months ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                           2007         2006
                                                         ---------    ---------

       Premiums earned, net ..........................   $ 34,843    $ 20,103
       Investment income, net ........................      3,043       2,989
       Net realized losses ...........................       (625)     (1,138)
                                                         ---------   ---------
        Total revenues ...............................     37,261      21,954
                                                         ---------   ---------

       Claims and other policy benefits ..............     25,649      27,183
       Acquisition costs and other insurance
        expenses, net ................................      5,921       2,817
       Operating expenses ............................      9,812       5,777
                                                         ---------   ---------
        Total benefits and expenses ..................     41,382      35,777
                                                         ---------   ---------
       Loss before income taxes and minority interest.   $ (4,121)   $(13,823)
                                                         =========   =========

Revenues

    Net premiums earned during the first quarter ended March 31, 2007 increased 73% to $34.8 million compared to $20.1 million in the same period in 2006. Excluding the impact of non-recurring items in both 2007 and 2006, underlying premiums grew by $2.8 million. The increase was due principally to the impact of new U.K. protection treaties won in 2006 of $9.0 million, although offset by reduced premium on other cancelled business of $6.2 million related to Middle East, Latin America, U.S. lives business and Loss of License. Additionally, non-recurring impacts in 2007 contributed $2.4 million to the increase. These non-recurring items included additional premium on captive reinsurance business within our protected cell company of $1.5 million and a catch-up of premium bookings due to late notifications by certain clients. In addition, the corresponding quarter of 2006 had the following non-recurring impacts which reduced earned premium: the true-up of data as a result of revised information received from clients of $4.5 million and clean-up activities in the Loss of License/personal accident block of $5.1 million.

    Investment income in the quarter ended March 31, 2007 and 2006 was $3.0 million.

    Realized losses were $0.6 million in the first quarter ended March 31, 2007, compared to $1.1 million for 2006. The 2007 losses related to the impairment of a bond of $0.6 million.

Expenses

    Claims and other policy benefits decreased by 6% to $25.6 million in the first quarter ended March 31, 2007 from $27.2 million in the same period in 2006. Claims cost was higher than expected for the first quarter ended March 31, 2007 due to unexpected negative items totaling $2.9 million. The largest items related to claims cost at recapture of certain pools of business of $1.9 million, captive claims of $1.5 million and a number of late reported claims beyond normal expectation of $2.5 million as a whole. However, the result on the U.S. lives business contributed $3.0 million of favorable claims cost through release of reported, but not paid reserves and claims releases arising from premium income accrual reductions. In the first quarter ended March 31, 2006, costs were also higher than expected by $4.3 million due to adverse mortality adjustments on retrocession recoverables and updated cedant data.

        Acquisition costs and other insurance expenses increased 110% to $5.9 million in the first quarter ended March 31, 2007 from $2.8 million in 2006. Commission expense for new protection treaties entered into in 2006 resulted in an increase of $2.3 million because such treaties carry higher commission levels than those experienced in the existing book.

        Operating expenses increased 70% to $9.8 million in the first quarter ended March 31, 2007 from $5.8 million in 2006. The main driver of the expense increase was additional senior level staff in support of our new business initiatives hired for U.K. and other international operations (Middle East and Singapore) of $1.0 million. In addition there were transaction bonuses of $0.8 million, costs of running both the Windsor and London offices of $0.4 million, irrecoverable VAT of $0.5 million and other expense increases of $0.4 million.

Corporate and Other

                                                           Three months ended
                                                         ----------------------
                                                         March 31,    March 31,
                                                           2007         2006
                                                         ---------    ---------
       Investment income, net ........................   $    635    $  2,092
       Fee income ....................................        714         716
       Net realized gains (losses) ...................     (1,259)      1,456
                                                         ---------   ---------
        Total revenues ...............................         90       4,264
                                                         ---------   ---------

       Acquisition costs and other insurance
        expenses, net.................................      1,963         306
       Operating expenses ............................     12,510      10,723
       Collateral finance facilities expense .........      4,839         544
       Interest expense ..............................        521       2,331
                                                         ---------   ---------
        Total benefits and expenses ..................     19,833      13,904
                                                         ---------   ---------
       Loss before income taxes ......................   $(19,743)   $ (9,640)
                                                         =========   =========


Revenues

        Investment income decreased 70% to $0.6 million for the first quarter ended March 31, 2007 compared to $2.1 million in the same period in 2006. Investment income arises in the segment due to capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as capital is raised and deployed to the operating segments. The overall decrease in investment income is principally due to decreased invested assets as a result of the repayment of the $115.0 million 4.5% Senior Convertible Notes in December of 2006.

        The realized loss of $1.3 million for the first quarter ended March 31, 2007 compared to a realized gain of $1.5 million in the same period in 2006. The realized loss during the quarter represents $0.8 million of foreign exchange losses and $0.2 million of realized loss on other than temporary impairments from our investment portfolio.

Expenses

        Acquisition costs and other insurance expenses increased 542% to $2.0 million compared to $0.3 million in the same period in 2006. This increase is due to the Tartan Capital Limited catastrophe bond issued in May 2006, which is expensed at approximately $1.5 million per quarter.

        Operating expenses increased 17% to $12.5 million for the first quarter ended March 31, 2007 compared to $10.7 million in the same period in 2006. The increase in expenses was primarily due to increased professional fees, principally in tax and legal costs.

        Collateral finance facilities expense increased 790% to $4.8 million for the first quarter ended March 31, 2007 compared to $0.5 million in the same period in 2006. The increase was primarily due to borrowing under the Stingray facility during the third quarter of 2006, which results in collateral facility expense of approximately $4.5 million per quarter.

        Interest expense decreased 78% to $0.5 million for the first quarter ended March 31, 2007 compared to $2.3 million in the same period in 2007. This decrease was due to the repurchase in the fourth quarter of 2006 of the $115.0 million 4.5% Senior Convertible Notes and the February 2007 settlement of the HyCu's.


Realized gains (losses)

    During the first quarter ended March 31, 2007, consolidated net realized losses amounted to $4.3 million in comparison with $13.6 million in the same period in 2006. During the first quarter ended March 31, 2007, there were losses of $4.3 million in respect of other than temporary impairments. There were no other than temporary impairments during the first quarter ended March 31, 2006.

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

    Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which is subject to different statutory tax rates, as well as any adjustment to the deferred tax asset valuation allowance. Pre-tax earnings of certain subsidiaries in any period may be impacted by the amount of various inter-company charges, including but not limited to net worth maintenance fees and other management fees paid to Scottish Annuity & Life Insurance Company (Cayman) Ltd. and to the parent holding company. These fees are charged in accordance with our inter-company charging policy and may be adjusted periodically within limits prescribed by applicable transfer pricing regulations.

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

    Income tax expense in the first quarter ended March 31, 2007 was $13.4 million compared to an income tax benefit of $7.5 million in the same period in 2006. The change in our effective tax rate in the first quarter ended March 31, 2007 compared to the same period in 2006 is primarily related to an $ 11.0 million valuation allowance established in the first quarter of 2007 on deferred tax assets. The valuation allowance principally relates to current period tax benefits not being recognized as we can no longer recognize tax benefits for certain legal entities. In addition, a valuation allowance was established on deferred tax assets resulting from estimated statutory and tax projections related to certain legal entities.

Financial Condition

Investments

    At March 31, 2007, the portfolio controlled by us consisting of fixed income securities, preferred stock and cash was $8.8 billion. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded securities; however, at March 31, 2007, $505.2 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $8.3 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $0.5 billion represented other cash balances. At December 31, 2006, the portfolio controlled by us consisted of fixed income securities, preferred stock and cash was $8.7 million. The majority of these assets were publicly traded; however, at December 31, 2006, $532.9 million represented investments in private securities. Of the total portfolio controlled by us, $8.2 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $0.5 billion represented other cash balances.

    At March 31, 2007, the average Standard & Poor's rating of our portfolio was "AA", the average effective duration was 2.9 years and the average book yield was 5.6%, as compared with an average rating of "AA", an average effective duration of 2.9 years and an average book yield of 5.5% at December 31, 2006. At March 31, 2007, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $53.6 million as compared with unrealized depreciation on investments, net of tax and deferred acquisition costs, of $41.0 million at December 31, 2006. The unrealized depreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

    The table below sets forth the total returns earned by our portfolio for the quarter ended March 31, 2007, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines and the risk characteristics of the underlying liabilities. We believe that this customized index is the most relevant benchmark for our portfolio's performance.

                                                            Quarter ended
                                                           March 31, 2007
                                                           --------------
          Portfolio performance ..........................       1.18%
          Customized index ...............................       1.32%
          Lehman Brothers Global Bond Index ..............       1.18%
          S&P 500 ........................................       0.64%

    The following table presents the fixed income investment portfolio credit exposure by Standard & Poor's ratings, where available, and otherwise by ratings provided by other agencies.

                                                  March 31, 2007           December 31, 2006
                                            -------------------------   -----------------------
Ratings                                     $ in  millions     %        $ in millions      %
-------                                     --------------  ---------   --------------  -------
AAA ....................................     $  3,408.4        38.9%   $  3,350.5      38.5%
AA .....................................        2,382.5        27.2       2,353.1      27.0
A ......................................        2,065.6        23.6       2,050.9      23.6
BBB ....................................          880.3        10.0         918.5      10.6
BB or below ............................           23.5         0.3          24.9       0.3
                                             ----------       ------    ----------     ------
Total ..................................     $  8,760.3       100.0%   $  8,697.9     100.0%
                                             ==========       ======    ==========    ======

    The following table illustrates the fixed income investment portfolio sector exposure.

                                                  March 31, 2007           December 31, 2006
                                            -------------------------   -----------------------
Sector                                      $ in  millions     %        $ in millions      %
------                                      --------------  ---------   --------------  -------
U.S. Treasury securities and U.S.
 government agency obligations .........     $     63.6         0.7%   $     68.0       0.8%
Corporate securities ...................        2,712.4        31.0       2,700.5      31.1
Municipal bonds ........................           52.4         0.6          52.2       0.6
Mortgage and asset backed securities ...        5,307.5        60.6       5,244.8      60.3
Preferred stock ........................          112.0         1.3         116.9       1.3
                                             ----------       ------    ----------     ------
                                                8,247.9        94.2       8,182.4      94.1
Cash ...................................          512.4         5.8         515.5       5.9
                                             ----------       ------    ----------     ------
Total ..................................     $  8,760.3       100.0%   $  8,697.9     100.0%
                                             ==========       ======    ==========    ======

    Management reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the market value recovers. When a decline is considered to be other than temporary, the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income (loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

    The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of March 31, 2007 and December 31, 2006. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost or cost.

                                                                                March 31 2007
                                             ---------------------------------------------------------------------------------------
                                                                             Equal to or greater
                                               Less than 12 months              than 12 months                     Total
                                             ------------------------      -------------------------      --------------- ----------
                                             Estimated     Unrealized      Estimated      Unrealized      Estimated       Unrealized
                                             fair value       loss         fair value        loss         fair value         loss
                                             ----------    ----------      ----------     ----------      ----------      ----------
Investment grade securities:
----------------------------
CMO ...................................     $  331,980     $   (1,581)     $  275,977     $   (5,936)     $  607,957     $   (7,517)
Corporates ............................        687,591        (14,954)        912,681        (28,680)      1,600,272        (43,634)
Governments ...........................         27,861           (471)         28,435           (862)         56,296         (1,333)
MBS ...................................         18,974           (146)        138,409         (4,118)        157,383         (4,264)
Municipals ............................          1,910            (15)         27,757           (580)         29,667           (595)
Other structured securities ...........      1,814,492        (18,880)        611,603        (10,426)      2,426,095        (29,306)
Preferred stocks ......................         12,085           (237)         90,953         (2,632)        103,038         (2,869)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Total Investment grade
 securities ...........................      2,894,893        (36,284)      2,085,815        (53,234)      4,980,708        (89,518)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Below investment grade
----------------------
 securities corporates:
 ----------------------
Corporates ............................              -              -          14,393           (524)         14,393           (524)
Other structured securities ...........          1,559           (370)             45            (82)          1,604           (452)
Preferred stock .......................              -              -             347            (19)            347            (19)
Total below investment
 grade securities .....................          1,559           (370)         14,785           (625)         16,344           (995)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Total .................................     $2,896,452     $  (36,654)     $2,100,600     $  (53,859)     $4,997,052     $  (90,513)
                                            ==========     ===========     ==========     ===========     ==========     ===========


                                                                              December 31, 2006
                                             ---------------------------------------------------------------------------------------
                                                                             Equal to or greater
                                               Less than 12 months              than 12 months                     Total
                                             ------------------------      -------------------------      --------------- ----------
                                             Estimated     Unrealized      Estimated      Unrealized      Estimated       Unrealized
                                             fair value       loss         fair value        loss         fair value         loss
                                             ----------    ----------      ----------     ----------      ----------      ----------
Investment grade securities:
----------------------------
CMO ...................................     $  369,457     $   (2,365)     $  252,252     $   (6,327)     $  621,709     $   (8,692)
Corporates ............................        750,806        (15,690)        864,053        (29,078)      1,614,859        (44,768)
Governments ...........................         35,805           (615)         21,072           (752)         56,877         (1,367)
MBS ...................................         12,116           (136)        138,992         (4,674)        151,108         (4,810)
Municipal .............................         19,865           (187)         18,013           (640)         37,878           (827)
Other structured securities ...........        415,596         (2,511)        613,974        (11,735)      1,029,570        (14,246)
Preferred stock .......................         12,246           (295)         95,646         (3,181)        107,892         (3,476)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Total investment grade
  securities ..........................      1,615,891        (21,799)      2,004,002        (56,387)      3,619,893        (78,186)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Below investment grade
----------------------
  securities corporates:
  ----------------------
Corporates ............................          3,416            (58)         14,975           (570)         18,391           (628)
Other structured securities ...........          1,405           (421)          1,256           (662)          2,661         (1,083)
Preferred stock .......................              -              -             664            (33)            664            (33)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Total below investment
  grade securities ....................          4,821           (479)         16,895         (1,265)         21,716         (1,744)
                                            ----------     -----------     ----------     -----------     ----------     -----------
Total .................................     $1,620,712     $  (22,278)     $2,020,897     $  (57,652)     $3,641,609     $  (79,930)
                                            ==========     ===========     ==========     ===========     ==========     ===========


    At March 31, 2007, our fixed income portfolio had 2,983 securities and $90.5 million of gross unrealized losses. No single position had an unrealized loss greater than $1.1 million. There were $36.9 million of unrealized gains on the remainder of the portfolio. There were 130 private securities in an unrealized loss position totaling $4.4 million. At December 31, 2006, our fixed income portfolio had 2,967 securities and $79.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million. There were $41.6 million of unrealized gains on the remainder of the portfolio. There were 128 private securities in an unrealized loss position totaling $5.1 million.

    Based on our analysis of each security whose price has been below market for greater than twelve months, we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not other than temporarily impaired as of March 31, 2007. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of March 31, 2007, approximately 98.9% of the gross unrealized losses are associated with investment grade securities.

    Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $12.5 million at March 31, 2007 and $7.8 million at December 31, 2006. Unrealized losses on non-investment grade securities amounted to $1.0 million and $1.7 million at March 31, 2007 and December 31, 2006, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.6 million at March 31, 2007 and $1.3 million at December 31, 2006 had been in an unrealized loss position for a period greater than one year.

    The following tables illustrate the by industry analysis of the unrealized losses at March 31, 2007 and December 31, 2006:

                                                       March 31, 2007
                              ---------------------------------------------------------------
                              Amortized              Estimated              Unrealized
                                 Cost         %      Fair Value      %         Loss       %
                              ---------     -----    ---------     -----    ----------  -----
Industry
--------
Mortgage and asset backed
 securities...............   $ 3,234,577    63.6%  $ 3,193,039     63.9%  $  (41,538)   45.9%
Banking...................       306,252     6.0       299,661      6.0       (6,591)    7.3
Communications............       187,473     3.7       180,699      3.6       (6,774)    7.5
Consumer noncyclical......       149,445     2.9       143,467      2.9       (5,978)    6.6
Brokerage.................       128,555     2.6       125,897      2.5       (2,658)    2.9
Insurance.................       125,427     2.5       122,584      2.5       (2,843)    3.1
Consumer cyclical.........       123,854     2.4       119,894      2.4       (3,960)    4.4
Finance Companies                120,604     2.4       117,842      2.4       (2,762)    3.0
Electric..................       119,502     2.3       116,645      2.3       (2,857)    3.2
Other*....................       591,876    11.6       577,324     11.5      (14,552)   16.1
                             -----------   ------  -----------    ------  -----------  ------
Total.....................   $ 5,087,565   100.0%  $ 4,997,052    100.0%  $  (90,513)  100.0%
                             ===========   ======  ===========    ======  ===========  ======

                                                     December 31, 2006
                              ---------------------------------------------------------------
                               Amortized             Estimated             Unrealized
                                  Cost        %     Fair Value      %         Loss        %
                              ---------     -----    ---------     -----    ----------  -----
Industry
--------
Mortgage and asset backed
   securities.............   $ 1,833,878    49.3%  $ 1,805,047     49.6%  $  (28,831)   36.1%
Banking...................       302,782     8.1       296,225      8.1       (6,557)    8.2
Communications............       204,320     5.5       196,181      5.4       (8,139)   10.2
Consumer non-cyclical.....       153,941     4.1       148,277      4.1       (5,664)    7.1
Insurance.................       137,378     3.7       134,516      3.7       (2,862)    3.6
Financial companies.......       126,646     3.4       124,233      3.4       (2,413)    3.0
Consumer cyclical.........       127,643     3.5       123,455      3.4       (4,188)    5.2
Other*....................       834,951    22.4       813,675     22.3      (21,276)   26.6
                             -----------   ------  -----------    ------  -----------  ------
Total.....................   $ 3,721,539   100.0%  $ 3,641,609    100.0%  $  (79,930)  100.0%
                             ===========   ======  ===========    ======  ===========  ======

*Other industries represent less than 3% of the estimated fair value.

    The expected maturity dates of our fixed maturity investments that have an unrealized loss at March 31, 2007 and December 31, 2006 are presented in the tables below.

                                                                    March 31, 2007
                                          ------------------------------------------------------------------
                                          Amortized              Estimated              Unrealized
                                            Cost         %      Fair Value       %         Loss          %
                                          ---------     -----    ---------     -----    ----------     -----
Maturity
Due in one year or less ..............   $  392,031      7.7%   $  388,859      7.8%   $   (3,172)      3.5%
Due in one through five years ........    2,838,228     55.8     2,801,233     56.1       (36,995)     40.9
Due in five through ten years ........    1,041,551     20.5     1,021,467     20.4       (20,084)     22.2
Due after ten years ..................      815,755     16.0       785,493     15.7       (30,262)     33.4
                                         ----------    ------   ----------    ------   -----------    ------
Total ................................   $5,087,565    100.0%   $4,997,052    100.0%   $  (90,513)    100.0%
                                         ==========    ======   ==========    ======   ===========    ======

                                                                   December 31, 2006
                                          ------------------------------------------------------------------
                                          Amortized              Estimated              Unrealized
                                            Cost         %      Fair Value       %         Loss          %
                                          ---------     -----    ---------     -----    ----------     -----
Maturity
Due in one year or less ..............   $  337,455      9.1%   $  334,582      9.2%   $   (2,873)      3.6%
Due in one through five years ........    1,401,180     37.6     1,377,519     37.8       (23,661)     29.6
Due in five through ten years ........    1,206,367     32.4     1,179,292     32.4       (27,075)     33.9
Due after ten years ..................      776,537     20.9       750,216     20.6       (26,321)     32.9
                                         ----------    ------   ----------    ------   -----------    ------
Total ................................   $3,721,539    100.0%   $3,641,609    100.0%   $  (79,930)    100.0%
                                         ==========    ======   ==========    ======   ===========    ======

    At March 31, 2007, there were 1,983 securities with unrealized loss positions, with one security having an unrealized loss greater than $1.1 million. At December 31, 2006, there were 1,796 securities with unrealized loss securities, with two securities having an unrealized loss greater than $1.0 million. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

    At March 31, 2007, there were five securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $0.7 million. At December 31, 2006, there were three securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.8 million.

    The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during the periods March 31, 2007 and 2006.

                                                                Three months ended March 31, 2007
                                 ----------------------------------------------------------------------------------------
                                    Credit Concern       Relative Value            Tactical                  Total
                                 -------------------   -----------------      --------------------    -------------------
                                 Proceeds       Loss   Proceeds     Loss      Proceeds        Loss    Proceeds       Loss
                                 --------       ----   --------     ----      --------        ----    --------       ----
Days
0-90.......................    $1,219,710  $ (35,913) $        -  $      -   $73,436,313  $ (71,295) $74,656,023  $(107,208)
91-180.....................             -          -     700,267   (16,708)    1,152,349    (18,238)   1,852,616    (34,946)
181-270....................             -          -           -         -       812,678     (5,725)     812,678     (5,725)
Greater than 270...........     3,056,570   (210,387)  3,278,000   (34,457)    5,202,771    (25,664)  11,537,341   (270,508)
                               ----------  ---------- ----------  ---------  -----------  ---------- -----------  ----------
Total......................    $4,276,280  $(246,300) $3,978,267  $(51,165)  $80,604,111  $(120,922) $88,858,658  $(418,387)
                               ==========  ========== ==========  =========  ===========  ========== ===========  ==========



                                                          Three months ended March 31, 2006
                                 ------------------------------------------------------------------------------------------
                                  Credit Concern        Relative Value             Tactical                    Total
                                 ----------------     --------------------    ------------------        -------------------
                                 Proceeds    Loss     Proceeds        Loss     Proceeds     Loss        Proceeds       Loss
                                 --------    ----     --------        ----     --------     ----        --------       ----
Days
0-90.......................    $   2,821  $   (19)  $  52,679  $     (22)   $  41,523    $ (171)     $   97,023    $  (212)
91-180.....................        2,729      (59)      9,635       (266)      13,632      (374)         25,996       (699)
181-270....................        6,124     (678)      1,255        (19)         856       (47)          8,235       (744)
Greater than 270...........        2,300     (314)     14,054       (303)       9,751      (177)         26,105       (794)
                               ---------  --------  ---------     -------   ---------    -------     ----------    --------
Total......................    $  13,974  $(1,070)  $  77,623     $ (610)   $  65,762    $ (769)     $  157,359    $(2,449)
                               =========  ========  =========     =======   =========    =======     ==========    ========

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

    At March 31, 2007, funds withheld at interest totaled $1.9 billion with an average rating of "A+", an average effective duration of 4.7 years and an average book yield of 5.9%, as compared to $1.9 billion with an average rating of "A", an average effective duration of 5.0 years and an average book yield of 5.9% at December 31, 2006. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.9 billion at March 31, 2007 and December 31, 2006.

    At March 31, 2007 and December 31, 2006, funds withheld at interest were in respect of seven contracts with five ceding companies, respectively. At March 31, 2007, we had three contracts with Lincoln National Life Insurance Company that accounted for $829.9 billion or 45% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited that accounted for $342.9 million or 19% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $608.2 million or 33% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from AM. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.8 billion and $1.9 billion at March 31, 2007 and December 31, 2006, respectively.

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

                                               March 31, 2007        December 31, 2006
                                            ----------------------  -------------------
                                              $ in                    $ in
       Ratings                               millions        %       millions       %
       -------                              ---------    ---------  ---------   -------
       AAA...............................   $   492.2     26.6%    $   427.5      22.1%
       AA................................       166.2      9.0         166.6       8.6
       A.................................       504.0     27.2         561.1      29.0
       BBB...............................       530.6     28.6         605.6      31.3
       BB or below.......................        62.6      3.4          75.1       3.9
                                            ---------    ------    ---------     ------
                                              1,755.6     94.8       1,835.9      94.9
       Commercial mortgage loans.........        97.1      5.2          98.8       5.1
                                            ---------    ------    ---------     ------
       Total.............................   $ 1,852.7    100.0%    $ 1,934.7     100.0%
                                            =========    ======    =========     ======

    According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.

                                               March 31, 2007         December 31, 2006
                                            --------------------  --------------------
                                              $ in                  $ in
       Sector                                millions      %       millions       %
       ------                               ---------  ---------   ---------   -------
       U.S. Treasury securities and U.S.
        government agency obligations....   $     64.9     3.5%   $     58.8      3.0%
       Corporate securities..............      1,175.5    63.5       1,323.7     68.4
       Municipal bonds...................         29.7     1.6          29.9      1.6
       Mortgage and asset backed
        securities.......................        424.1    22.9         463.4     24.0
       Commercial mortgage loans.........         97.1     5.2          98.9      5.1
       Cash..............................         61.4     3.3         (40.0)    (2.1)
                                            ----------   ------   -----------   ------
       Total.............................   $  1,852.7   100.0%   $  1,934.7    100.0%
                                            ==========   ======   ===========   ======


Liquidity and Capital Resources

Liquidity

Cash flow

    Net cash provided by operating activities amounted to $134.3 million in the first quarter ended March 31, 2007 compared to net cash provided by operating activities of $69.6 million in the first quarter of 2006. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business, our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business.

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

    Net cash used in investing activities was $85.7 million in the first quarter ended March 31, 2007 compared to net cash used in investing activities of $866.8 million in the first quarter of 2006. The decrease in net cash used in investing activities principally relates to the purchases of fixed maturity securities in the first quarter of 2006.

    Net cash used in financing activities was $1.4 million in the first quarter ended March 31, 2007 compared to and net cash provided by financing activities of $67.1 million in the first quarter of 2006.

The Holding Company

    We are a holding company whose primary uses of liquidity include, but are not limited to, operating expenses, the immediate capital needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. The primary sources of our liquidity include proceeds from our capital raising efforts and interest income on corporate investments. The holding company also receives funding from its subsidiaries through transfer pricing reflecting services performed by the holding company on behalf of its subsidiaries. We will continue to be dependent upon these sources of liquidity. Our liquidity position was greatly improved by the closing of the Transaction, which provided gross proceeds of $600.0 million (see Note 8 to the Financial Statements).

Capital and Long-Term Debt

    Total capitalization at March 31, 2007 and December 31, 2006 is as follows:

                                                    March 31,      December 31,
                                                      2007            2006
                                                  -----------     ------------
       Shareholders' equity....................   $ 1,122,551     $  1,057,192
       Mezzanine equity........................             -          143,665
       Long-term debt..........................       129,500          129,500
                                                  -----------     ------------
       Total...................................   $ 1,252,051     $  1,330,357
                                                  ===========     ============

    The decrease in shareholders' equity at March 31, 2007 as compared to December 31, 2006 was primarily due to the net loss available to ordinary shareholders of $35.5 million for the first quarter of 2007 and the effect of the adoption of FIN 48 which reduced beginning retained earnings by $32.6 million (see Note 5 to the Consolidated Financial Statements).

Shareholder dividends

    On July 28, 2006, the Board of Directors suspended the dividend on our ordinary shares. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant.

    In accordance with the forbearance agreement with HSBC (see Collateral section below), we are prohibited from declaring any cash dividend, exclusive of the non-cumulative perpetual preferred shares, during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has an insurer financial strength rating of at least A-for Standard & Poor's and A3 for Moody's Investors Service.

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

       o When Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital to cover strain from acquisition costs and increases in required risk-based capital. To the degree its own surplus is not sufficient to meet this need, we can make an additional capital contribution into Scottish Re (U.S.), Inc. or Scottish Re (U.S.), Inc. can cede a portion of the transaction to another company within the group or an unrelated reinsurance company. If that reinsurer is not a licensed or accredited U.S. reinsurer, it must contribute assets to a qualifying reserve credit trust and/or provide a letter of credit in order for Scottish Re (U.S.), Inc. to obtain reserve credit. Scottish Re (U.S.), Inc. has ceded significant amounts of business to Scottish Re (Dublin) Limited, relieving Scottish Annuity & Life Insurance Company (Cayman) Ltd. of the need to contribute substantial amounts of capital to Scottish Re (U.S.), Inc. in connection with such cessions by Scottish Re (U.S.), Inc. to Scottish Re (Dublin) Limited. Scottish Re (Dublin) Limited must contribute eligible assets to qualifying reserve credit trusts and/or provide letters of credit to provide Scottish Re (U.S.), Inc. with reserve credit.

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

ING Collateral Arrangement

    Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX statutory reserve requirements of the acquired business for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral arrangements to fund Regulation XXX statutory reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business. As of March 31, 2007, ING is only providing collateral support for our AXXX business.

HSBC I

    In 2004, we entered into a collateral finance facility with HSBC ("HSBC I"). This facility provides up to $200.0 million that can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R"), the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at March 31, 2007, $188.5 million of this facility was being utilized.

    Due to the rating agency downgrades after our announcement of earnings for the second quarter of 2006, HSBC requested additional collateral under the total return swap agreements related to both HSBC I and HSBC II (see below). $65.0 million of additional collateral was provided to HSBC in 2006. On November 26, 2006, we entered into an amended and restated forbearance agreement with HSBC, pursuant to which HSBC has agreed not to make demands for additional collateral under our collateral finance facilities with HSBC so long as certain conditions are met during the forbearance period which ends on December 31, 2008. Shortly following the closing of the Transaction, $32.5 million of the additional collateral noted above will be returned to us. The remaining amount will be returned upon the attainment of an A- credit rating.


Orkney Re, Inc.

    On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company ("Orkney I"), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney I was organized for the limited purpose of holding the stock of Orkney Re, Inc., a special purpose captive insurance company, and issuing the Orkney Notes. During May 2007, Orkney Re, Inc. was redomiciled from South Carolina to Delaware. This redomestication had no impact on the Orkney Notes. Scottish Re (U.S.), Inc. holds all of the limited liability company interest in Orkney I, and has contributed capital to Orkney I in the amount of $268.5 million. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

    The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

    Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At March 31, 2007, the interest rate was 5.89%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of

Insurance in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.

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

    Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0% for the Series B Notes. At March 31, 2007, the interest rate on the Series A-1 Notes was 5.785%, Series A-2 Notes was 6.09%, and Series B Notes was 8.36%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes prior to and on or after February 11, 2007, subject to certain call premiums.

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

HSBC II

    On December 22, 2005, we entered into a second collateral finance facility with HSBC ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at March 31, 2007, $547.5 million of this facility was being utilized.

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

Stingray

    On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At March 31, 2007, $50.0 million was in use for this purpose. We drew down most of the funds available under the facility, in the amount of $265.0 million, during 2006 and $10.0 million in the first quarter of 2007. The put premium and interest costs incurred during the three months ended March 31, 2007 amounted to $4.7 million and is included in collateral finance facilities expense in the consolidated statements of income (loss). The put premium incurred during the three months ended March 31, 2006 amounted to $1.2 million. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and, as a result, we are not required to consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust. The $275.0 million of funds drawn on the facility are included in interest sensitive contract liabilities on our consolidated balance sheet.

Collateral Summary

    At March 31, 2007, we had $3.8 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney I, Orkney II and Ballantyne Re transactions. In connection with these transactions, we have assets in trust of approximately $5.7 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

    As described above, we have a number of facilities in place to provide collateral for our reinsurance business, including HSBC I and Stingray. We are currently in the process of completing an approximately $550.0 million, 15-year facility that will replace HSBC I and fully finance our 2005 and 2006 new business Regulation XXX production. In addition, we anticipate using a portion of the Transaction proceeds to pay-down the $275.0 million outstanding balance on Stingray and utilizing Stingray for short-term Regulation XXX financing. Other existing sources of collateral include cash and other assets which are available, which have been significantly improved with the receipt of the proceeds from the Transaction.

    During the first quarter of 2007, we entered into a $100 million term loan facility with MassMutual and Cerberus to provide a source of liquidity between the shareholder vote of the Transaction and the closing of the Transaction, if needed. No amounts were drawn on this facility and it was terminated upon the closing of the Transaction on May 7, 2007.

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

    All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of March 31, 2007 and we expect them to remain as such.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

    In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. (See Note 5 to the Consolidated Financial Statements.)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

    Please refer to Part II "Item 1A: Risk Factors" and "Item 7A: Quantitative and Qualitative Disclosures about Market Risk" in our 2006 Annual Report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

    Our Chief Executive Officer and Chief Financial Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of March 31, 2007 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

                           PART II. OTHER INFORMATION

Item 1. Legal Proceedings

    On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. This motion is still pending.

    In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against our directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleges, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserts claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. On May 7, 2007, our motion was granted and the lawsuit was dismissed without prejudice. If plaintiffs wish to file an amended complaint, they must do so within 20 days of the decision.

Item 1A.  Risk Factors

    As a result of the closing of the Transaction, certain risks set forth in our 2006 Annual Report relating to whether the Transaction would be completed are no longer applicable. However, the other risks identified could materially affect our business, results of operations or financial condition.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

        We held an Extraordinary General Meeting of Shareholders on March 2, 2007. The following items of business were presented to our shareholders:

Proposal 1: Amendment of Memorandum and Articles of Association

        Our shareholders approved an increase in our authorized share capital and certain other amendments to our Memorandum and Articles of Association which are necessary to effect the Transaction. The affirmative vote of 66.67% of our outstanding ordinary shares entitled to vote was required to approve the amendments. The results of the vote of our shareholders with respect to this proposal were as follows:

For:          41,942,429     (69.26% of our outstanding ordinary shares entitled
                             to vote)

Against:       7,232,037     (11.94% of our outstanding ordinary shares entitled
                             to vote)
Abstain:       843,376       (1.39% of our outstanding ordinary shares entitled
                             to vote)

Proposal 2: Issuance of Convertible Shares

        Our shareholders approved the issuance of convertible shares in connection with the Transaction, which shares are convertible into ordinary shares representing more than 20% of our outstanding ordinary shares and the issuance of which will result in a change of control of the Company. The affirmative vote of greater than 50% of votes cast, provided that the total votes cast represent over 50% of ordinary shares entitled to vote was required to approve the issuance. The results of the vote of our shareholders with respect to this proposal were as follows:

For:           42,055,221    (84.08% of votes cast)
Against:       7,120,248     (14.24% of votes cast)
Abstain:       842,373       (1.68% of votes cast)

Proposal 3: Adjournment of Meeting

        Our shareholders approved a proposal to adjourn the Extraordinary General Meeting, if necessary, to permit further solicitation of proxies in the event there were not sufficient votes at the time of the Extraordinary General Meeting to approve the transactions contemplated at such meeting. The affirmative vote of greater than 50% of votes cast was required to approve the adjournment of the meeting. The results of the vote of our shareholders with respect to this proposal were as follows:

For:           41,986,961    (83.94% of votes cast)
Against:       7,207,227     (14.41% of votes cast)
Abstain:       823,654       (1.65% of votes cast)

    The holders of approximately 1.8 million ordinary shares submitted votes in favor of proposals one, two and three just after the polls closed. The inclusion of such shares in the above tally would increase the relevant votes for proposals one, two and three to 72.25%, 84.64% and 84.5%, respectively.

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

                                    SCOTTISH RE GROUP LIMITED

Date: May 10, 2007                       By: /s/ Paul Goldean
                                         --------------------
                                           Paul Goldean
                                           President and Chief Executive Officer

Date: May 10, 2007                       By: /s/ Dean E. Miller
                                         ----------------------
                                           Dean E. Miller
                                           Chief Financial Officer