Form 10-Q
period 2007-06-30
SCOTTISH RE GROUP LTD
filed 2007-08-14
CIK 1064122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 1O-Q

              [X] Quarterly Report Pursuant to Section 13 or 15(d)
                     of the Securities Exchange Act of 1934
                  For the quarterly period ended June 30, 2007

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

                                P.O. Box HM 2939
                            Crown House, Second Floor
                               4 Par-la-Ville Road
                                  Hamilton HM08
                                     Bermuda
                    (Address of Principal Executive Offices)

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

                                 Yes / / No /X/

As of August 13, 2007, the Registrant had 68,383,370 ordinary shares outstanding.

================================================================================

                                Table of Contents


PART I.    FINANCIAL INFORMATION...............................................2

Item 1     Financial Statements................................................2

           Consolidated Balance Sheets - June 30, 2007 (Unaudited)
               and December 31, 2006 (Audited).................................2

           Consolidated Statements Of Income (Loss) - Three and six
               months ended June 30, 2007 and 2006 (Unaudited).................3

           Consolidated Statements Of Comprehensive Income (Loss) -
               Three and six months ended June 30, 2007 and 2006
               (Unaudited).....................................................4

           Consolidated Statements Of Shareholders' Equity -
               Six months ended June 30, 2007 and 2006 (Unaudited).............5

           Consolidated Statements Of Cash Flows - Six months
               ended June 30, 2007 and 2006 (Unaudited)........................7

           Notes To Consolidated Financial Statements (Unaudited)..............8

Item 2     Management's Discussion and Analysis of Financial Condition
               and Results of Operations......................................20

Item 3     Quantitative and Qualitative Disclosures about Market Risk.........48

Item 4     Controls and Procedures............................................48

PART II.   OTHER INFORMATION..................................................49

Item 1     Legal Proceedings..................................................49

Item 1A.   Risk Factors.......................................................49

Item 2     Unregistered Sales of Equity Securities and Use of Proceeds........49

Item 3     Defaults upon Senior Securities....................................49

Item 4     Submission of Matters to a Vote of Security Holders................49

Item 5     Other Information..................................................49

Item 6     Exhibits...........................................................50

                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States dollars, except share data)

                                                                                       June 30,            December 31,
                                                                                         2007                  2006
                                                                                     (Unaudited)            (Audited)
                                                                                     ---------------     ------------------
ASSETS
Fixed maturity investments, available for sale, at fair value
  (Amortized cost $8,116,425; 2006 - $8,103,743)................................     $    7,977,603      $    8,065,524
Preferred stock, available for sale, at fair value
  (Cost $108,749; 2006 - $119,721)..............................................            104,771      $      116,933
Cash and cash equivalents.......................................................          1,110,585             622,756
Other investments...............................................................             65,685              65,448
Funds withheld at interest......................................................          1,747,573           1,942,079
                                                                                     ---------------     ---------------
  Total investments.............................................................         11,006,217          10,812,740
Accrued interest receivable.....................................................             58,749              57,538
Reinsurance balances and risk fees receivable...................................            472,594             481,908
Deferred acquisition costs......................................................            627,114             618,737
Amount recoverable from reinsurers..............................................            552,822             554,589
Present value of in-force business..............................................             47,282              48,779
Other assets....................................................................            124,770             178,311
Deferred tax asset..............................................................              7,283                   -
Segregated assets...............................................................            725,716             683,470
                                                                                     ---------------     ---------------
  Total assets..................................................................     $   13,622,547      $   13,436,072
                                                                                     ===============     ===============
LIABILITIES
Reserves for future policy benefits.............................................     $    4,018,420      $    3,919,901
Interest sensitive contract liabilities.........................................          2,905,150           3,399,410
Collateral finance facilities...................................................          3,800,603           3,757,435
Accounts payable and other liabilities..........................................            160,612              69,949
Reinsurance balances payable....................................................            147,830              97,615
Current income tax payable......................................................              6,476                  48
Deferred tax liability..........................................................                  -             169,977
Long term debt..................................................................            129,500             129,500
Segregated liabilities..........................................................            725,716             683,470
                                                                                     ---------------     ---------------
  Total liabilities.............................................................         11,894,307          12,227,305
                                                                                     ---------------     ---------------
MINORITY INTEREST...............................................................              7,388               7,910
MEZZANINE EQUITY
Convertible cumulative participating preferred shares,
  (liquidation preference, $606.5 million)......................................            556,049                   -
Hybrid capital units............................................................                  -             143,665
                                                                                     ---------------     ---------------
  Total mezzanine equity........................................................            556,049             143,665
                                                                                     ---------------     ---------------

SHAREHOLDERS' EQUITY Ordinary shares, par value $0.01:
  Issued  68,383,370 shares (2006 - 60,554,104).................................                684                 606
Non-cumulative perpetual preferred shares, par value $0.01:
  Issued:  5,000,000 shares (2006 - 5,000,000)..................................            125,000             125,000
Additional paid-in capital......................................................          1,204,629           1,050,860
Accumulated other comprehensive income (loss)...................................            (78,272)                340
Retained deficit................................................................            (87,238)           (119,614)
                                                                                     ---------------     ---------------
  Total shareholders' equity....................................................          1,164,803           1,057,192
                                                                                     ---------------     ---------------
  Total liabilities, minority interest, mezzanine equity and
    shareholders' equity........................................................     $   13,622,547      $   13,436,072
                                                                                     ===============     ===============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)


                                                                   Three months ended                     Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,          June 30,
                                                                2007               2006                2007              2006
                                                           ---------------    ---------------    ---------------     ---------------
Revenues
Premiums earned, net.................................      $      446,296     $      444,942     $      904,510      $      893,963
Investment income, net...............................             160,879            147,977            302,476             276,999
Fee and other income.................................               4,234              4,639              8,864               8,372
Net realized losses..................................              (2,055)           (11,298)            (6,344)            (24,899)
Change in value of embedded derivatives, net.........               3,299              7,366              8,891              17,512
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             612,653            593,626          1,218,397           1,171,947
                                                           ---------------    ---------------    ---------------     ---------------
Benefits and expenses
Claims and other policy benefits.....................             388,248            372,101            771,831             746,564
Interest credited to interest sensitive contract
  liabilities........................................              36,420             55,399             71,722              98,100
Acquisition costs and other insurance expenses, net                96,501            104,872            191,608             192,403
Operating expenses...................................              59,802             39,365             94,382              70,457
Collateral finance facilities expense................              75,285             47,236            148,980              78,323
Interest expense.....................................               8,034              7,066             11,610              11,959
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             664,290            626,039          1,290,133           1,197,806
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......             (51,637)           (32,413)           (71,736)            (25,859)
Income tax benefit (expense).........................             154,321            (89,043)           140,940             (81,586)
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before minority interest...............             102,684           (121,456)            69,204            (107,445)
Minority interest....................................                   6               (134)               274                (296)
                                                           ---------------    ---------------    ---------------     ---------------
Net income (loss)...................................              102,690           (121,590)            69,478            (107,741)
Dividend declared on non-cumulative perpetual
  preferred shares...................................              (2,265)            (2,265)            (4,531)             (4,531)
Imputed dividend on prepaid variable share forward
  contract...........................................                   -                (72)                 -                 (72)
Amount allocated to convertible cumulative
  participating preferred shares (Note 5)............                (882)                 -               (297)                  -
                                                           ---------------    ---------------    ---------------     ---------------
Net income (loss) available to ordinary shareholders       $       99,543     $     (123,927)    $       64,650      $     (112,344)
                                                           ===============    ===============    ===============     ===============
Income (loss)  per ordinary share - Basic ...........      $         1.46     $        (2.31)    $         0.98      $        (2.10)
                                                           ===============    ===============    ===============     ===============
Income (loss)  per ordinary share - Diluted..........      $         0.63     $        (2.31)    $         0.58      $        (2.10)
                                                           ===============    ===============    ===============     ===============
Dividends declared per ordinary share................      $         -        $         0.05     $         -         $         0.10
                                                           ===============    ===============    ===============     ===============
Weighted average number of ordinary shares outstanding
  Basic..............................................          68,195,614         53,720,242         66,204,855          53,578,152
                                                           ===============    ===============    ===============     ===============
  Diluted............................................         158,854,955         53,720,242        111,784,966          53,578,152
                                                           ===============    ===============    ===============     ===============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                                   Three months ended                     Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,          June 30,
                                                                2007               2006                2007              2006
                                                           ---------------    ---------------    ---------------     ---------------
Net income (loss)....................................      $      102,690     $     (121,590)    $       69,478      $     (107,741)
                                                           ---------------    ---------------    ---------------     ---------------
Other comprehensive loss, net of tax:
Unrealized depreciation on investments...............             (67,361)           (56,635)           (76,320)           (105,714)
Add: reclassification adjustment for net realized gains
  (losses) included in net loss......................              (2,813)             7,050             (5,682)             11,002
                                                           ---------------    ---------------    ---------------     ---------------
Net unrealized depreciation on investments net of
  income tax benefit (expense) and deferred acquisition
  costs of $17,837, $25,888, $20,053, and $59,696....             (70,174)           (49,585)           (82,002)            (94,712)
Cumulative translation adjustment....................               2,850              9,172              3,390               8,904
                                                           ---------------    ---------------    ---------------     ---------------
Other comprehensive loss.............................             (67,324)           (40,413)           (78,612)            (85,808)
                                                           ---------------    ---------------    ---------------     ---------------
Comprehensive income (loss)..........................      $       35,366    $      (162,003)   $        (9,134)    $      (193,549)
                                                           ===============    ===============    ===============     ===============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                              Six months ended
                                                                                     -----------------------------------
                                                                                         June 30,           June 30,
                                                                                           2007               2006
                                                                                     ---------------     ---------------
Ordinary shares:
  Beginning of period...........................................................         60,554,104          53,391,939
  Issuance to employees on exercise of options and awards.......................                475             353,217
  Issuance to holders of HyCUs on conversion of purchase contracts..............          7,440,478                   -
  Issuance to holders of restricted stock awards ...............................            388,313                   -
                                                                                     ---------------     ---------------
  End of period.................................................................         68,383,370          53,745,156
                                                                                     ===============     ===============
Non-cumulative perpetual preferred shares:
  Beginning and end of period...................................................          5,000,000           5,000,000
                                                                                     ---------------     ---------------
Share capital:
Ordinary shares:
  Beginning of period...........................................................     $          606      $          534
  Issuance to employees on exercise of options..................................                  -                   3
  Issuance to holders of HyCUs on conversion of purchase contracts..............                 74                   -
  Issuance to holders of restricted stock awards ...............................                  4                   -
                                                                                     ---------------     ---------------
  End of period.................................................................                684                 537
                                                                                     ---------------     ---------------
Non cumulative perpetual preferred shares:
  Beginning and end of  period..................................................            125,000             125,000
                                                                                     ---------------     ---------------
Additional paid-in capital:
  Beginning of period...........................................................          1,050,860             893,767
  Issuance to employees on exercise of options..................................                  -               5,010
  Option and restricted stock unit expense......................................             10,051               4,645
  Issuance to holders of HyCUs on conversions of purchase contracts.............            143,675                   -
  Beneficial conversion feature related to convertible cumulative
    participating preferred shares..............................................            120,750                   -
  Accretion of beneficial conversion feature related to convertible
    cumulative participating preferred shares...................................           (120,750)                  -
  Other.........................................................................                 43                   -
                                                                                     ---------------     ---------------
  End of period.................................................................          1,204,629             903,422
                                                                                     ---------------     ---------------
Prepaid variable share forward contract:
  Beginning of period ..........................................................                  -                   -
  Prepayment on variable share forward contract.................................                  -             110,031
                                                                                     ---------------     ---------------
  End of period.................................................................                  -             110,031
                                                                                     ---------------     ---------------
Accumulated other comprehensive loss:
Unrealized depreciation on investments
  Beginning of period...........................................................            (19,624)            (17,879)
  Change in period (net of tax and deferred acquisition costs)..................            (82,002)            (94,712)
                                                                                     ---------------     ---------------
  End of period.................................................................           (101,626)           (112,591)
                                                                                     ---------------     ---------------
Cumulative translation adjustment
  Beginning of period...........................................................             22,826               7,888
  Change in period (net of tax).................................................              3,390               8,904
                                                                                     ---------------     ---------------
  End of period.................................................................             26,216              16,792
                                                                                     ---------------     ---------------
Effect of adoption of FAS 158
  Beginning and end of period...................................................             (2,862)                  -
                                                                                     ---------------     ---------------
Total accumulated other comprehensive loss......................................            (78,272)            (95,799)
                                                                                     ---------------     ---------------
Retained earnings (deficit):
  Beginning of period...........................................................           (119,614)            262,402
  Adoption of FIN 48 on January 1, 2007.........................................            (32,571)                  -
  Net  income (loss)............................................................             69,478            (107,741)



                            SCOTTISH RE GROUP LIMITED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                              Six months ended
                                                                                     -----------------------------------
                                                                                         June 30,           June 30,
                                                                                           2007               2006
                                                                                     ---------------     ---------------
  Dividends declared on ordinary shares.........................................                  -              (5,359)
  Dividends declared on non-cumulative perpetual preferred shares...............             (4,531)             (4,531)
  Imputed dividend on prepaid variable share forward contract ..................                  -                 (72)
                                                                                     ---------------     ---------------
  End of period.................................................................            (87,238)            144,699
                                                                                     ---------------     ---------------
Total shareholders' equity......................................................     $    1,164,803      $    1,187,890
                                                                                     ===============     ===============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                                                              Six months ended
                                                                                     ----------------------------------
                                                                                         June 30,           June 30,
                                                                                           2007               2006
                                                                                     --------------      --------------
Operating activities
Net income (loss)...............................................................     $       69,478      $     (107,741)
Adjustments to reconcile net loss to net cash provided by
    operating activities:
  Net realized losses...........................................................              6,344              24,899
  Change in value of embedded derivatives, net..................................             (8,891)            (17,512)
  Amortization of discount on investments.......................................              6,085               8,169
  Amortization of deferred acquisition costs....................................             41,642              48,149
  Amortization of present value of in-force business............................              1,497               1,819
  Changes in assets and liabilities:
    Accrued interest receivable.................................................             (1,173)            (26,759)
    Reinsurance balances and risk fees receivable...............................             52,999             151,394
    Deferred acquisition costs..................................................            (43,171)            (78,642)
    Deferred tax asset and liability............................................           (163,188)             92,454
    Other assets................................................................             60,050             (13,571)
    Current income tax receivable and payable...................................              6,476              (6,043)
    Reserves for future policy benefits, net of amounts recoverable
      from reinsurers...........................................................             85,196             551,647
    Interest sensitive contract liabilities, net of funds withheld
      at interest...............................................................             56,749             484,732
    Accounts payable and other liabilities......................................             57,976             (26,962)
    Other.......................................................................             13,467               6,763
                                                                                     ---------------     ---------------
  Net cash provided by operating activities.....................................            241,536           1,092,796
                                                                                     ---------------     ---------------
Investing activities
Purchase of fixed maturity investments..........................................           (455,019)         (3,724,315)
Proceeds from sales of fixed maturity investments...............................            125,157             510,211
Proceeds from maturity of fixed maturity investments............................            304,533             222,620
Purchase of preferred stock investments.........................................             (1,574)             (7,368)
Proceeds from sales and maturity of preferred stock investments.................              9,982               8,498
Purchase of and proceeds from other investments.................................              1,203             (10,436)
Other...........................................................................              2,723              (5,391)
                                                                                     ---------------     ---------------
  Net cash used in investing activities.........................................            (12,995)         (3,006,181)
                                                                                     ---------------     ---------------
Financing activities
Deposits to interest sensitive contract liabilities.............................              5,628             278,298
Withdrawals from interest sensitive contract liabilities........................            (65,809)           (131,195)
Net proceeds from issuance of convertible cumulative participating
  preferred shares..............................................................            556,049                   -
Proceeds from issuance to holders of HyCUs on conversion of
  purchase contracts............................................................              7,338                   -
Redemption of convertible preferred shares......................................             (7,338)                  -
Dividends paid on redemption of convertible preferred shares....................               (222)                  -
Proceeds from collateral finance facility liabilities...........................             43,169           1,739,480
Repayment of funds drawn down on Stingray ......................................           (275,000)                  -
Dividends paid on non-cumulative perpetual preferred shares.....................             (4,531)                  -
Proceeds from issuance of ordinary shares.......................................                  4               5,013
Proceeds from prepaid variable share forward contract...........................                  -             109,959
Proceeds from reverse repurchase agreement......................................                  -              64,856
Dividends paid on ordinary shares...............................................                  -              (9,890)
                                                                                     ---------------     ---------------
  Net cash provided by financing activities.....................................            259,288           2,056,521
                                                                                     ---------------     ---------------
Net change in cash and cash equivalents.........................................            487,829             143,136
Cash and cash equivalents, beginning of period..................................            622,756           1,420,205
                                                                                     ---------------     ---------------
Cash and cash equivalents, end of period........................................     $    1,110,585      $    1,563,341
                                                                                     ===============     ===============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)


1.        Organization

     On May 7, 2007, we completed the $600.0 million equity investment transaction by MassMutual Capital Partners LLC, ("MassMutual Capital"), a member of the MassMutual Financial Group, and SRGL Acquisition, LDC ("SRGL LDC"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), announced by us on November 27, 2006 (the "Transaction"). We incurred $44.0 million in closing costs which resulted in aggregate net proceeds of $556.0 million. Pursuant to the Transaction, MassMutual Capital and Cerberus each invested $300.0 million in us in exchange for 500,000 (1,000,000 in the aggregate) newly issued Convertible Cumulative Participating Preferred Shares (see Note 7), which are convertible into 150,000,000 ordinary shares in the aggregate at any time. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares if not previously converted.

     Pursuant to Assignment and Assumption Agreements dated as of June 5, 2007 between MassMutual Capital and each of Benton Street Partners I, L.P., Benton Street Partners II, L.P. and Benton Street Partners III, L.P (collectively, the "Funds"), MassMutual Capital assigned its Convertible Cumulative Participating Preferred Shares to the Funds. The sole general partner of each of the Funds is Benton Street Advisors, Inc., an indirect wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company.

     Also on June 5, 2007, MassMutual Capital, SRGL LDC and Benton Street Advisors, Inc. entered into an Amended and Restated Investors Agreement (the "Amended and Restated Investors Agreement"), in order to reallocate voting and governance rights and obligations of MassMutual Capital to and among the Funds. Pursuant to the Amended and Restated Investors Agreement, MassMutual Capital, SRGL LDC and the Funds agreed, among other things, to: (i) certain restrictions on the transfer of the Convertible Cumulative Participating Preferred Shares,
(ii) certain voting provisions with respect to the Company's ordinary shares,
(iii) the election of a certain number of directors to the Company's Board and
(iv) a third party sale process. Because of the Amended and Restated Investors Agreement, for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, Massachusetts Mutual Life Insurance Company and the Funds are deemed to be members of a group with SRGL LDC and, therefore, the beneficial owners of the securities of the Company beneficially owned by SRGL LDC. On June 5, 2007, SRGL LDC subscribed for and purchased limited partnership interests in Benton Street Partners III, L.P., pursuant to a Subscription Agreement dated as of June 5, 2007 by and between Benton Street Partners III, L.P. and SRGL LDC. Benton Street Partners III, L.P. holds 134,667 Convertible Cumulative Participating Preferred Shares.

     Pursuant to an Amended and Restated Limited Partnership Agreement dated as of June 5, 2007 by and among Benton Street Advisors, Inc., MassMutual Capital and SRGL LDC, SRGL LDC shares certain rights over the voting and disposition of securities of the Company held by Benton Street Partners III, L.P. Because SRGL LDC directly holds 500,000 Convertible Cumulative Participating Preferred Shares and exercises certain rights over the voting and disposition of the 134,667 Convertible Cumulative Participating Preferred Shares held by Benton Street Partners III, L.P., which Convertible Cumulative Participating Preferred Shares, in the aggregate, may be converted into 95,200,050 ordinary shares, Cerberus is deemed to beneficially own 95,200,050 ordinary shares, or 43.6% of the ordinary shares deemed issued and outstanding as of June 30, 2007. In addition, because of the Amended and Restated Investors Agreement, Cerberus is deemed to beneficially own the 365,333 Convertible Cumulative Participating Preferred Shares, which may be converted into 54,799,950 ordinary shares, beneficially owned by Massachusetts Mutual Life Insurance Company.

     As of June 30, 2007, MassMutual Capital and Cerberus hold approximately 68.7% of our equity voting power, along with the right to designate two-thirds of the members of the Board of Directors.

2.        Basis of presentation

     Accounting Principles -- The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


2.        Basis of presentation (continued)

recurring accruals) considered necessary for a fair presentation have been included. The results for the interim period are not necessarily indicative of the results to be expected for the full year ending December 31, 2007. These unaudited consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in our 2006 Annual Report on Form 10-K for the year ended December 31, 2006 ("2006 Annual Report").

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

3.        New accounting pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. On January 1, 2007, we adopted FIN 48. See
Note 6.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


3.        New accounting pronouncements (continued)

FASB Statement No. 157, Fair Value Measurements

     In September 2006, the FASB issued Statement No. 157 ("SFAS No. 157"), "Fair Value Measurements", which defines fair value, establishes a framework for measuring fair value under GAAP and expands disclosures about fair value measurements. We are required to adopt SFAS No. 157 on January 1, 2008 and are currently evaluating the implications of SFAS No. 157 on our results of operations and financial position.

FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued Statement No. 159 ("SFAS No. 159"), "Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis, with a few exceptions. The fair value option is irrevocable (unless a new election date occurs) and the fair value option may be applied only to entire instruments and not to portions of instruments. SFAS 159 will be effective for interim and annual financial statements issued after January 1, 2008. We are currently evaluating the implications of SFAS No. 159 on our results of operations and financial position.

4.        Business segments

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


                                                                               Three months ended June 30, 2007
                                                           -------------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ----------------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      430,282     $       16,014     $            -      $      446,296
Investment income, net...............................             153,449              3,037              4,393             160,879
Fee and other income.................................               2,711                753                770               4,234
Net realized gains (losses)..........................              (2,593)               (10)               548              (2,055)
Change in value of embedded derivatives net..........               3,299                  -                  -               3,299
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             587,148             19,794              5,711             612,653
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................             375,634             12,614                  -             388,248
Interest credited to interest sensitive contract
  liabilities........................................              36,420                  -                  -              36,420
Acquisition costs and other insurance expenses, net..              89,657              5,237              1,607              96,501
Operating expenses...................................              13,161             11,455             35,186              59,802
Collateral finance facilities expense................              69,085                  -              6,200              75,285
Interest expense.....................................               3,233                  -              4,801               8,034
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             587,190             29,306             47,794             664,290
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......      $          (42)    $       (9,512)    $      (42,083)     $      (51,637)
                                                           ===============    ===============    ===============     ===============


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


4.        Business segments (continued)


                                                                               Three months ended June 30, 2006
                                                           -------------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ----------------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      407,549     $       37,393     $            -      $      444,942
Investment income, net...............................             136,763              8,971              2,243             147,977
Fee and other income.................................               3,879                  -                760               4,639
Net realized gains (losses)..........................              (5,479)            (6,908)             1,089             (11,298)
Change in value of embedded derivatives net..........               7,366                  -                  -               7,366
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             550,078             39,456              4,092             593,626
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................             338,626             33,475                  -             372,101
Interest credited to interest sensitive contract
  liabilities........................................              55,399                  -                  -              55,399
Acquisition costs and other insurance expenses, net..              97,280              6,185              1,407             104,872
Operating expenses...................................              14,538              7,874             16,953              39,365
Collateral finance facilities expense................              45,891                  -              1,345              47,236
Interest expense.....................................               3,038                  -              4,028               7,066
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             554,772             47,534             23,733             626,039
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......      $       (4,694)    $       (8,078)    $      (19,641)     $      (32,413)
                                                           ===============    ===============    ===============     ===============




                                                                                Six months ended June 30, 2007
                                                           -------------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ----------------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      853,653     $       50,857     $            -      $      904,510
Investment income, net...............................             291,368              6,080              5,028             302,476
Fee and other income.................................               6,627                753              1,484               8,864
Net realized losses..................................              (4,998)              (635)              (711)             (6,344)
Change in value of embedded derivatives net..........               8,891                  -                  -               8,891
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................           1,155,541             57,055              5,801           1,218,397
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................             733,568             38,263                  -             771,831
Interest credited to interest sensitive contract
  liabilities........................................              71,722                  -                  -              71,722
Acquisition costs and other insurance expenses, net..             176,880             11,158              3,570             191,608
Operating expenses...................................              25,419             21,267             47,696              94,382
Collateral finance facilities expense................             137,941                  -             11,039             148,980
Interest expense.....................................               6,288                  -              5,322              11,610
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................           1,151,818             70,688             67,627           1,290,133
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes and minority interest    $        3,723     $      (13,633)    $      (61,826)     $      (71,736)
                                                           ===============    ===============    ===============     ===============


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


4.        Business segments (continued)


                                                                                Six months ended June 30, 2006
                                                           -------------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ----------------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      836,467     $       57,496     $            -      $      893,963
Investment income, net...............................             260,704             11,960              4,335             276,999
Fee and other income.................................               6,896                  -              1,476               8,372
Net realized gains (losses)..........................             (19,398)            (8,046)             2,545             (24,899)
Change in value of embedded derivatives net..........              17,512                  -                  -              17,512
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................           1,102,181             61,410              8,356           1,171,947
                                                           ---------------    ---------------    ---------------     ---------------
Claims and other policy benefits.....................             685,906             60,658                  -             746,564
Interest credited to interest sensitive contract
  liabilities........................................              98,100                  -                  -              98,100
Acquisition costs and other insurance expenses, net..             181,688              9,002              1,713             192,403
Operating expenses...................................              29,130             13,651             27,676              70,457
Collateral finance facilities expense................              76,434                  -              1,889              78,323
Interest expense.....................................               5,600                  -              6,359              11,959
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................           1,076,858             83,311             37,637           1,197,806
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes and minority interest    $       25,323     $      (21,901)    $      (29,281)     $      (25,859)
                                                           ===============    ===============    ===============     ===============



                                                                                                     June 30,         December 31,
                                                                                                       2007               2006
                                                                                                 ---------------     ---------------
Assets
Life Reinsurance
  North America.............................................................................     $   12,115,062      $   12,194,291
  International.............................................................................            452,060             431,222
                                                                                                 --------------      --------------
Total Life Reinsurance......................................................................         12,567,122          12,625,513
Corporate & Other...........................................................................          1,055,425             810,559
                                                                                                 --------------      --------------
Total.......................................................................................     $   13,622,547      $   13,436,072
                                                                                                 ==============      ==============


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


5.        Earnings per ordinary share

     The following table sets forth the computation of basic and diluted earnings per ordinary share under the two-class method and the if converted method, respectively, as required under SFAS Statement No. 128 ("SFAS No. 128"), "Earnings Per Share" and EITF No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128." Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to Convertible Cumulative Participating Preferred Shares for the period or portion of the period that this security is outstanding. Under the provisions of SFAS No. 128, basic earnings per share are computed by dividing the net income available to ordinary shareholders by the weighted average number of shares of our ordinary shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of ordinary shares outstanding plus the diluted effect of potential ordinary shares in accordance with the if converted method.

                                                                   Three months ended                     Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,           June 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    ---------------     ---------------
Numerator:
Net income (loss)....................................      $      102,690     $     (121,590)    $       69,478      $     (107,741)
Dividend declared on non-cumulative perpetual preferred
  shares.............................................              (2,265)            (2,265)            (4,531)             (4,531)
Imputed dividend on prepaid variable share forward
  contract ..........................................                   -                (72)                 -                 (72)
Amount allocated to convertible cumulative
  participating preferred shareholders...............                (882)                 -               (297)                  -
                                                           ---------------    ---------------    ---------------     ---------------
Net income (loss) applicable to ordinary shareholders      $       99,543     $     (123,927)    $       64,650      $     (112,344)
                                                           ===============    ===============    ===============     ===============

Denominator:
Denominator for basic income (loss) per ordinary
  share - weighted average number of
  ordinary shares....................................          68,195,614         53,720,242         66,204,855          53,578,152
Effect of dilutive securities:
  - Convertible cumulative participating preferred
    shares...........................................          90,659,341                  -         45,580,111                   -
                                                           ---------------    ---------------    ---------------     ---------------
Denominator for dilutive income (loss) per ordinary
  share..............................................         158,854,955         53,720,242        111,784,966          53,578,152
                                                           ===============    ===============    ===============     ===============
Basic income (loss) per ordinary share...............      $         1.46     $        (2.31)    $         0.98      $        (2.10)
                                                           ===============    ===============    ===============     ===============
Diluted income (loss) per ordinary share.............      $         0.63     $        (2.31)    $         0.58      $        (2.10)
                                                           ===============    ===============    ===============     ===============



     In accordance with SFAS No. 128, the exercise of options and warrants or conversion of convertible securities is not assumed unless it would reduce earnings per share or increase loss per share.

6.        Income taxes

     Income tax benefit for the three months ended June 30, 2007 was $154.3 million compared to income tax expense of $89.0 million in the same period in 2006. Income tax benefit for the six months ended June 30, 2007 was $140.9 million compared to income tax expense of $81.6 million in the same period in 2006. The change in our effective tax rate in the second quarter ended June 30, 2007 compared to the same period in 2006 is primarily related to a net release of our valuation allowance which was established in previous periods on deferred tax assets.

     As discussed in Note 12 to the consolidated financial statements in the 2006 Annual Report, at December 31, 2006 we had a valuation allowance of $304.9 million established against our deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


6.        Income taxes (continued)

our deferred tax assets, will not be realized. Our valuation allowance decreased by approximately $27.3 million during the three months ended March 31, 2007 to $277.6 million, including the impact of first quarter activity, the impact from applying FIN 48 and other adjustments.

     In the second quarter, our valuation allowance decreased by approximately $203.6 million to $74.0 million. A majority of the valuation release is attributable to the expected utilization of net operating loss carryforwards at the U.S. consolidated tax life group to offset significant current year taxable income generated from the redomestication of Orkney Re, Inc. from South Carolina to Delaware, which occurred in May 2007. We redomesticated Orkney Re, Inc. to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney Re, Inc. and our principal U.S. operating subsidiary, Scottish Re (U.S.), Inc., subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. The net operating loss carryforwards which were previously written off via a valuation allowance could now be used as an offsetting valuation allowance release. Other significant activity which offsets the valuation allowance release includes: the write-down of a portion of the U.S. non-life tax group's deferred tax asset in conjunction with the provision of
Section 382, as discussed below; and a valuation allowance recorded on the U.K. and Singapore deferred taxes. As of the end of the second quarter of 2007, the majority of our deferred tax assets of the U.S. consolidated tax life group are no longer net operating losses, which in previous periods were subject to a restricted carryforward period. The remaining gross deferred tax asset is supported principally by the reversal of deferred tax liabilities, and, to a much lesser extent, tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters. Due to the negative evidence that still exists at June 30, 2007 and our inability to rely on future taxable income tax projections we have maintained a full valuation allowance against our remaining net deferred tax asset in the U.S., U.K., Ireland and Singapore.

     Section 382 event

     The investments made by MassMutual Capital and Cerberus on May 7, 2007 qualify as a change in ownership under Section 382 of the Internal Revenue Code.
Section 382 operates to limit the future deduction of net operating losses that were in existence as of the change in ownership. As a result of this limitation, the Company has written off $130.9 million of net operating losses that it will be unable to utilize with respect to its U.S. entities, prior to expiration. Because the Company had with respect to its U.S. entities previously established a valuation allowance against these net operating losses, there is not a significant tax expense associated with Section 382 limitations.

     FIN 48 adoption

     On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a net decrease to our beginning retained earnings of $32.6 million representing a total FIN 48 liability of $78.0 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $11.1 million) reduced by a $45.4 million reduction of our existing valuation allowance. We had total unrecognized tax benefits (excluding interest and penalties) of $73.4 million at January 1, 2007, the recognition of which would result in a $28.0 million benefit to the effective tax rate. At June 30, 2007 we had total unrecognized tax benefits (excluding interest and penalties) of $167.2 million, the recognition of which would result in a $60.3 million benefit to the effective tax rate.

     Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (on a going forward basis excluding the initial amount noted above). We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


6.        Income taxes (continued)

     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. As of June 30, 2007, we remained subject to examination in the following major tax jurisdictions for the years indicated below:


          Major Tax Jurisdictions                           Open Years
          -----------------------                           ----------
          U.S.
            Life Group..................................    2001 through 2006
            Non-Life Group..............................    2005 through 2006
          Ireland.......................................    2002 through 2006
          U.K...........................................    2001 through 2006


7.        Mezzanine equity

          Convertible cumulative participating preferred shares

     On May 7, 2007, in connection with the Transaction with MassMutual Capital and Cerberus, we issued in a private offering 1,000,000 Convertible Cumulative Participating Preferred Shares. The gross proceeds were $600.0 million less $44.0 million in closing costs, which resulted in aggregate net proceeds of $556.0 million. Each Convertible Cumulative Participating Preferred Share has a par value of $0.01 per share with a liquidation preference of $600 per share, as adjusted for dividends or distributions as described further below.

     The Convertible Cumulative Participating Preferred Shares are convertible at the option of the holder, at any time, into an aggregate of 150,000,000 ordinary shares of the Company. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares if not previously converted. We are not required at any time to redeem the Convertible Cumulative Participating Preferred Shares for cash, except in the event of a liquidation or a change-in-control event.

     We have accounted for the Convertible Cumulative Participating Preferred Shares in accordance with EITF D-98: Classification and Measurement of Redeemable Securities. Dividends on the Convertible Cumulative Participating Preferred Shares are cumulative and accrete daily on a non-compounding basis at a rate of 7.25% per annum on the stated value of $600.0 million, and shall be accrued but not paid at such time. Dividends will only be paid in a liquidation preference scenario upon liquidation or change-in-control of the Company prior to the ninth anniversary. There have been no dividends accrued in the period as this scenario is not deemed probable at this time. As of June 30, 2007, the amount of dividends not accrued pursuant to the terms of the Convertible Cumulative Participating Preferred Shares is $6.5 million. To the extent that the Convertible Cumulative Participating Preferred Shares participate on an as-converted basis in dividends paid on ordinary shares, a corresponding reduction will be made to the liquidation preference for the Convertible Cumulative Participating Preferred Shares. The Convertible Cumulative Participating Preferred Shares have a liquidation preference equal to their stated value, as adjusted for (x) the accretion of dividends and (y) any cash payment or payment in property of dividends or distributions. The holders of Convertible Cumulative Participating Preferred Shares may, among other things, require us to redeem the Convertible Cumulative Participating Preferred Shares upon a change-in-control. Upon a change-in-control, the redemption price is an amount equal to the greater of (i) the stated value of the outstanding Convertible Cumulative Participating Preferred Shares, plus an amount equal to the sum of all accrued dividends through the earlier of (A) the date of payment of the consideration payable upon a change-in-control, or (B) the fifth anniversary of the issue date of the Convertible Cumulative Participating Preferred Shares, or (ii) the amount that the holder of the Convertible Cumulative Participating Preferred Shares would have been entitled to receive with respect to such change-in-control if it had exercised its right to convert all or such portion of its Convertible Cumulative Participating Preferred Shares for ordinary shares immediately prior to the date of such change-in-control. The liquidation preference of the Convertible Cumulative Participating Preferred Shares is not applicable once the Convertible Cumulative Participating Preferred Shares have been converted into ordinary shares, as described above.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


7.        Mezzanine equity (continued)

     The Convertible Cumulative Participating Preferred Shares conversion price ($4.00 per ordinary share) was lower than the trading value of $4.66 of our ordinary shares on the date of issue. This discount has been accounted for as an embedded beneficial conversion feature in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Accordingly the Company recognized a $120.8 million embedded beneficial conversion feature, which reduced the Convertible Cumulative Participating Preferred Share issue amount shown in Mezzanine Equity and increased the amount of additional paid in capital. Under the accounting guidance above, the Company had the choice to accrete the full intrinsic value of the embedded beneficial conversion feature out of retained earnings over the nine year term of the shares or immediately due to the ability of the holders to convert at their option at any time. Given the ability of the holders to convert at any time, the Company has elected to accrete the full intrinsic value of the embedded beneficial conversion feature on the date of issue. As the Company did not have any retained earnings on the date of issue, this has resulted in the $120.8 million beneficial conversion feature being accreted out of additional paid in capital and back into Mezzanine Equity.

          Hybrid capital units

     On December 17, 2003 and December 22, 2003, we issued in a public offering a total of 5,750,000 Hybrid Capital Units ("HyCUs"). The aggregate net proceeds were $141.9 million. Each HyCU consisted of (i) a purchase contract ("purchase contract") to which the holder was obligated to purchase from us, on February 15, 2007, an agreed upon number of ordinary shares for a price of $25.00 and (b) a convertible preferred share with a liquidation preference of $25.00 ("Convertible Preferred Share").

     Holders of the HyCUs had the option to allow the Convertible Preferred Shares to be included in the remarketing process and use the proceeds of the remarketing to settle the purchase contract or elect not to participate in the remarketing by either delivering the requisite amount of cash to settle the purchase contract or surrendering the Convertible Preferred Shares.

     On January 25, 2007, we gave notice to holders of the HyCUs that we were unable to satisfy certain conditions precedent to the remarketing that were contained in the Remarketing Agreement and, therefore, the remarketing of the Convertible Preferred Shares had failed. Accordingly, holders of the HyCUs only had the option to settle the purchase contracts in cash or surrender the Convertible Preferred Shares. On February 15, 2007, we received cash proceeds of $7.3 million to settle purchase contracts, in exchange for 293,500 of our ordinary shares. We also released to the settling holder 293,500 Convertible Preferred Shares which were previously held as collateral against the holder's obligation under the purchase contracts. Also on February 15, 2007, we issued 7,146,978 of our ordinary shares to the holders of our HyCUs who did not settle in cash, and who had elected to surrender their Convertible Preferred Shares. On February 22, 2007, we exercised our right to foreclose on the 5,456,500 Convertible Preferred Shares held as collateral for the 5,456,500 purchase contracts that were not settled in cash.

     In aggregate, we issued 7,440,478 of our ordinary shares on February 15, 2007. We redeemed the 293,500 Convertible Preferred Shares for an aggregate of $7.3 million plus accrued dividends on May 21, 2007. Following their redemption on May 21, 2007, there were no Convertible Preferred Shares outstanding.


8.        Contingencies

     Mediation

     On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


8.        Contingencies (continued)

the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at June 30, 2007. The parties have held two mediation sessions, but have been unable to resolve the dispute. No date has been scheduled for a future mediation session.

     Class action lawsuit

     On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our former Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our former Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. This motion has been fully briefed and is pending before the Court.

     Shareholder derivative lawsuit

     In addition, on October 20, 2006, a shareholder derivative lawsuit was filed against certain of our current and former directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleges, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserts claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. On May 7, 2007, our motion was granted and the lawsuit was dismissed without prejudice. The plaintiff declined to submit an amended complaint and, on May 30, 2007, the court dismissed the case with prejudice.

9.        Stock based compensation

          Stock options

     Upon closing of the Transaction on May 7, 2007, all unvested options issued under our five stock option plans (the "1998 Plan", the "1999 Plan", the "Harbourton Plan", the "2001 Plan" and the "2004 Plan", collectively the "Option Plans") vested immediately. Under the terms of the Option Plans, the Transaction qualified as a change-in-control (as defined therein), and, accordingly, all previously unrecognized compensation expense, totaling $2.0 million, was recognized immediately. Compensation expense for stock options for the three and six months ended June 30, 2007 was $2.0 million and $2.5 million, respectively. The exercisable options will expire at the end of their respective original terms of either seven or ten years, with such term length based on the date of grant.

     Option activity under the Option Plans for the three and six months ended June 30, 2007 is as follows:

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


9.        Stock based compensation (continued)

                                                 Three months ended          Six months ended
                                                    June 30, 2007              June 30, 2007
                                               -----------------------    -----------------------
Outstanding, beginning of period..........                  1,637,919                  1,717,519
Cancelled.................................                   (146,100)                  (225,700)
                                               -----------------------    -----------------------
Outstanding, end of period................                  1,491,819                  1,491,819
                                               =======================    =======================
Options exercisable, end of period........                  1,491,819                  1,491,819
                                               =======================    =======================



          Restricted share awards

     The Company has three restricted share award tranches based on the year of grant and service and performance period related to them: "2004-2006 Grants", "2005-2007 Grants" and "2006-2008 Grants", with each such grant made pursuant to the Company's 2004 Equity Incentive Compensation Plan (as referenced above, the "2004 Plan") and related Award Grant Guidelines. "2005-2007 Grants" and "2006-2008 Grants" are comprised of two components - restricted stock units and performance shares. The "2004-2006 Grants" tranche is comprised of performance shares only. During the quarter ended September 30, 2006, we concluded that the performance targets for the performance shares in all the tranches were no longer likely of being achieved and, as a result, we reversed $4.1 million of compensation expense relating to these performance shares. The "2004-2006 Grants" vested on December 31, 2006 and, as the performance targets for such awards were not met, these restricted share awards were cancelled.

     Upon the closing of the Transaction on May 7, 2007, all restricted stock units and 50% of the performance shares of the "2005-2007 Grants" and "2006-2008 Grants" vested immediately. Under the terms of the 2004 Plan, the Transaction qualified as a change-in-control (as defined therein) and, accordingly, previously unrecognized compensation expense relating to all the restricted stock units totaling $1.6 million and 50% of the performance shares totaling $5.7 million were recognized immediately. Compensation expense for restricted stock units and 50% of the performance shares for the three and six months ended June 30, 2007 was $7.3 million and $7.6 million, respectively.

     Holders of restricted share awards received ordinary shares of the Company equivalent to the amount of restricted stock units and performance shares they were entitled to less any shares withheld to satisfy tax withholding liabilities and including any dividends earned on the restricted share awards during the period from grant date to the date of the Transaction. On May 14, 2007, we issued 388,313 ordinary shares to the holders of the restricted share awards.

     Restricted share award activity under the 2004 ECP Plan for the three and six months ended June 30, 2007 is as follows:

                                                 Three months ended          Six months ended
                                                    June 30, 2007              June 30, 2007
                                               -----------------------    -----------------------
Outstanding, beginning of period..........                    626,726                    634,002
Granted for dividends earned..............                      4,425                      4,425
Exercised.................................                          -                       (775)
Cancelled.................................                   (242,838)                  (249,339)
                                               -----------------------    -----------------------
Outstanding, May 7, 2007.................                     388,313                    388,313
Ordinary shares issued, May 14, 2007......                    388,313                    388,313
                                               =======================    =======================
Outstanding, end of period................                          -                          -
                                               =======================    =======================


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


10.       Subsequent event

          2007 Stock Option Plan

     On July 18, 2007, the shareholders of the Company approved and adopted the Scottish Re Group Limited 2007 Stock Option Plan ("2007 Plan"). The 2007 Plan provides for the granting of stock options to eligible employees, directors and consultants of the Company. The total number of our shares reserved and available for issuance under the 2007 Plan is 18,000,000. The exercise price of stock options granted under the 2007 Plan shall be the fair market value of our ordinary shares on the date of grant and such options expire ten years after the date of grant, or such shorter period as determined by the Compensation Committee (unless earlier exercised or terminated pursuant to its terms). On July 18, 2007, we issued 2,250,000 options to directors and 8,380,000 options to eligible employees.

     Options issued under the 2007 Plan vest as follows:

     o 50% of an option grant to an employee or consultant vests based on the recipient's continued employment with the Company ("Time-Based Options"). 20% of the Time-Based Options vest on the grant date and an additional 20% vest in four equal installments on each of the first, second, third and fourth anniversary of the grant date, based on continued employment. The Time-Based Options are exercisable upon vesting.

     o 50% of an option grant to an employee or consultant vests based on the achievement of certain performance targets as established by the Board with respect to each relevant fiscal year ("Performance-Based Options"). 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the grant date, subject to the Company's attainment of the performance targets established by the board with respect to the relevant fiscal year. 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the grant date, subject to the recipient's respective division's or segment's attainment of the performance targets established by the Board with respect to the relevant fiscal year. Although the Performance-Based Options may vest, they shall not become exercisable until the end of the fifth fiscal year following May 7, 2007; provided, however, that if the Company achieves an A- rating or better from Standard & Poor's or AM Best within eighteen (18) months following the closing of the Transaction, all Performance-Based Options with regard to fiscal years 2007 and 2008 will fully vest and become exercisable.

     o 100% of options granted to directors vest on the grant date and are exercisable.

     Upon a change of control (as defined in the 2007 Plan), to the extent not previously cancelled or forfeited, all Time-Based Options and Performance-Based Options shall become 100% vested and exercisable.

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

          o risks related to recent negative developments in the residential mortgage market, especially in the subprime sector, and our exposure to such market;

          o risks arising from our investment strategy, including risks related to the market value of our investments, fluctuations in interest rates and our need for liquidity;

          o uncertainties arising from control of our invested assets by third parties;

          o developments in global financial markets that could affect our investment portfolio and fee and other income;

          o changes in the rate of policyholder withdrawals or recapture of reinsurance treaties, whether caused by ratings pressures or general market conditions;

          o the impact of adjustments to previous financial estimates arising from our process improvement program under which, among other things, we enhance the automation of our reporting, valuation and administrative tools (cedant and retrocession accounting);

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

Overview

     See the introduction to "Management's Discussion & Analysis of Financial Condition and Results of Operations contained in our 2006 Annual Report.

Status of Financial Strength and Credit Ratings

     As of August 13, 2007, our insurer financial strength and credit ratings are as follows:

                                                                                          Moody's
                                               A.M. Best            Fitch                Investors             Standard
                                              Company (1)          Ratings (1)          Service (2)          & Poor's (3)
                                              -----------       -----------------       -----------          ------------
Insurer Financial Strength Ratings:
----------------------------------
Scottish Annuity & Life Insurance
  Company (Cayman) Ltd..................           B+                  BBB-                 Baa3                 BB+
Scottish Re (U.S.), Inc.................           B+                  BBB-                 Baa3                 BB+
Scottish Re Limited.....................           B+                  BBB-                     -                BB+
Scottish Re Life Corporation............           B+                     -                     -                BB+

Scottish Re Group Limited Credit Ratings:
----------------------------------------
Senior unsecured........................          bb-                   BB-                   Ba3                B+
Preferred stock.........................           B                      B                    B2               CCC+

----------------------------------

1  Stable outlook
2  Ratings under review, direction uncertain
3  Developing outlook


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

Critical Accounting Policies

     See the discussion of our Critical Accounting Policies in Item 7 of our 2006 Annual Report.

Results of Operations

     All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                                   Three months ended                     Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,           June 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    --------------      ---------------
Premiums earned, net.................................      $      446,296     $      444,942     $      904,510      $      893,963
Investment income, net...............................             160,879            147,977            302,476             276,999
Fee and other income.................................               4,234              4,639              8,864               8,372
Net realized losses..................................              (2,055)           (11,298)            (6,344)            (24,899)
Change in value of embedded derivatives, net.........               3,299              7,366              8,891              17,512
                                                           ---------------    ---------------    --------------      ---------------
  Total revenues.....................................             612,653            593,626          1,218,397           1,171,947
                                                           ---------------    ---------------    --------------      ---------------

Claims and other policy benefits.....................             388,248            372,101            771,831             746,564
Interest credited to interest sensitive contract
  liabilities........................................              36,420             55,399             71,722              98,100
Acquisition costs and other insurance expenses, net..              96,501            104,872            191,608             192,403
Operating expenses...................................              59,802             39,365             94,382              70,457
Collateral finance facilities expense................              75,285             47,236            148,980              78,323
Interest expense.....................................               8,034              7,066             11,610              11,959
                                                           ---------------    ---------------    --------------      ---------------
  Total benefits and expenses........................             664,290            626,039          1,290,133           1,197,806
                                                           ---------------    ---------------    --------------      ---------------
Loss before income taxes and minority interest.......             (51,637)           (32,413)           (71,736)            (25,859)
Income tax benefit (expense).........................             154,321            (89,043)           140,940             (81,586)
                                                           ---------------    ---------------    --------------      ---------------
Income (loss) before minority interest...............             102,684           (121,456)            69,204            (107,445)
Minority interest....................................                   6               (134)               274                (296)
                                                           ---------------    ---------------    --------------      ---------------
Net income (loss) ...................................             102,690           (121,590)            69,478            (107,741)
Dividend declared on non-cumulative perpetual preferred
  shares.............................................              (2,265)            (2,265)            (4,531)             (4,531)
Imputed dividend on prepaid variable share forward
  contract...........................................                   -                (72)                 -                 (72)
Amount allocated to convertible cumulative
  participating preferred shareholders                               (882)                 -               (297)                  -
                                                           ---------------    ---------------    --------------      ---------------
Net income (loss) available to ordinary shareholders.      $       99,543     $     (123,927)    $       64,650      $     (112,344)
                                                           ===============    ===============    ===============     ===============


Revenues

     Premiums earned increased by less than 1% to $446.3 million in the three months ended June 30, 2007 compared to $444.9 million in the same period in 2006. This increase is a result of a $22.7 million increase in earned premium in the Life Reinsurance North America Segment offset by a $21.4 million decrease in the Life Reinsurance International Segment. In the Life Reinsurance North America Segment, the increase is due to an increase in new business volume on existing treaties offset by lower negative revisions reported by cedants than the prior year quarter. In the Life Reinsurance International Segment, the decrease was primarily driven by one-off transactions related to the retrocession of our Middle Eastern business (see Life Reinsurance International for details) and adjustments to premium accruals on treaties in runoff.

     Investment income increased by 9% to $160.9 million in the three months ended June 30, 2007 compared to $148.0 million in the same period in 2006. The increase is principally due to higher interest rates and the level of our average invested assets, including the equity investment net proceeds of $556.0 million received in connection with the closing of the Transaction with MassMutual Capital Partners LLC ("MassMutual Capital"), a member of the MassMutual Financial Group, and affiliates of Cerberus Capital Management, L.P. ("Cerberus"), (the "Transaction"). In the prior year, our invested assets increased due to the closing of the Ballantyne Re securitization in May 2006 which contributed $1.7 billion in invested assets and the closing of a $560.0 million annuity contract, which was subsequently recaptured in the third quarter of 2006.

     Premiums earned increased by 1% to $904.5 million in the six months ended June 30, 2007 compared to $894.0 million in the same period in 2006. The increase is a result of a $17.2 million increase in earned premium in the Life Reinsurance North

America Segment offset by a $6.6 million decrease in the Life Reinsurance International segment. In the Life Reinsurance North America Segment, the increase is due to new business volume on existing treaties and revisions reported by our clients together with lower cedants reported revisions against the prior year period. Higher execess retrocession premiums offset some of this growth. In the Life Reinsurance International Segment, the decrease was primarily driven by one-time transactions related to the retrocession of our Middle Eastern business and adjustments to premium accruals on treaties in runoff.

     Investment income increased by 9% to $302.5 million in the six months ended June 30, 2007 compared to $277.0 million in the same period in 2006. The increase is principally due to the level of our average invested assets, including the receipt of the net proceeds in May 2007 on the issuance of the Convertible Cumulative Participating Preferred Shares, and as a result of higher interest rates in comparison to the prior year period. In the prior year, our invested assets increased due to the closing of the Ballantyne Re securitization in May 2006, which contributed $1.7 billion in invested assets. In addition, we closed a $560.0 million annuity contract, which was subsequently recaptured in the third quarter of 2006. These positive variances are partially offset by the effect of the termination of four funding agreements and by a continued decline in account values on some Life Reinsurance North America Segment annuity treaties due to higher lapse rates.

Expenses

     Claims and other policy benefits increased by 4% to $388.2 million in the three months ended June 30, 2007 from $372.1 million in the same period in 2006. The increase is primarily attributable to a $37.0 million increase in the Life Reinsurance North America Segment, which is consistent with expectations for a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. This was partially offset by a $20.9 million decrease in the Life Reinsurance International Segment due primarily to our Middle Eastern business retrocession transaction along with the absence of annuity claims as a result of the recapture of an annuity contract as described above, which occurred in the third quarter of 2006.

     Interest credited to interest sensitive contract liabilities decreased by 34% to $36.4 million in the three months ended June 30, 2007 compared to $55.4 million in the same period in 2006. This decrease is due to the termination of four funding agreements in the third quarter of 2006 along with a continued decline in account values on some Life Reinsurance North America Segment annuity treaties due to higher surrender levels that began in mid-2006.

     Acquisition costs and other insurance expenses decreased by 8% to $96.5 million in the three months ended June 30, 2007 from $104.9 million in the same period in 2006. In the prior year quarter in the Life Reinsurance North America Segment, we recognized a $12.8 million unfavorable fluctuation from a DAC unlocking offset by a $6.2 million refund of letter of credit fees.

     Operating expenses increased by 52% to $59.8 million in the three months ended June 30, 2007 from $39.4 million in the same period in 2006. This increase is primarily due to payments triggered by the change-in-control in May 2007 including employee bonuses relating to the completion of the Transaction, change-in-control costs related to employees, severance payments and the recognition of all previously unrecognized compensation expense for the stock options and restricted share awards.

     Collateral finance facilities expense increased by 59% to $75.3 million in the three months ended June 30, 2007 from $47.2 million in the same period in 2006. This increase is due to the Ballantyne Re securitization that was closed late in the prior year quarter, higher guarantor fees related to our ratings downgrades, full utilization of the Stingray financing facility during most of the current quarter and an additional forbearance fee relating to the HSBC facilities that was incurred on the change-in-control in May 2007.

     Interest expense increased by 14% to $8.0 million in the three months ended June 30, 2007 from $7.1 million in the same period in 2006. The increase is primarily due to $4.7 million of expenses incurred relating to an interim term loan facility put in place by MassMutual Capital and an affiliate of Cerberus between shareholder approval of the Transaction and the closing of the Transaction. Of the incremental expenses, $2.6 million of these expenses incurred were paid to an affiliate of Cerberus in connection with the interim term loan facility. Such loan facility was terminated in connection with closing the Transaction. This is offset by a reduction in costs related to facilities no longer in use in the current quarter, including the unsecured credit facility, interest on the 4.5% Convertible Note, the reverse repurchase security agreement, and the dividend payable on the Convertible Preferred Shares.

     Claims and other policy benefits increased by 3% to $771.8 million in the six months ended June 30, 2007 from $746.6 million in the same period in 2006. The increase is primarily attributable to a $47.7 million increase in the Life Reinsurance North America Segment which is consistent with expectations for a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. This was partially offset by a $22.4 million decrease in the Life Reinsurance International Segment due primarily to our Middle Eastern business retrocession transaction along with the absence of the annuity claims due to recapture of an annuity contract, which occurred in the third quarter of 2006.

     Interest credited to interest sensitive contract liabilities decreased by 27% to $71.7 million in the six months ended June 30, 2007 from $98.1 million in the same period in 2006. This decrease is due to the termination of four funding agreements in the third quarter of 2006 along with a continued decline in account values on some Life Reinsurance North America Segment annuity treaties due to higher surrender levels that began in mid-2006.

     Acquisition costs and other insurance expenses decreased by less than 1% to $191.6 million in the six months ended June 30, 2007 from $192.4 million in the same period in 2006. In the Life Reinsurance International Segment acquisition costs and other insurance expenses have increased by $2.2 million due to a shift in business mix towards long term protection business which carries a higher average commission rate than the remainder of the business. In the Life Reinsurance North America Segment, we recognized a $12.8 million unfavorable fluctuation from a DAC unlocking offset by a $6.2 million refund of letter of credit fees in the prior year.

     Operating expenses increased by 34% to $94.4 million in the six months ended June 30, 2007 from $70.5 million in the same period in 2006. This increase is due to payments triggered by the change-in-control in May 2007, including employee bonuses relating to the completion of the Transaction, change-in-control costs related to employees, severance payments and the recognition of all previously unrecognized compensation expense for the stock options and restricted share awards.

     Collateral finance facilities expense increased by 90% to $149.0 million for the six months ended June 30, 2007 from $78.3 million in the same period in 2006. This increase is due to the Ballantyne Re securitization that was closed late in the prior year, higher guarantor fees related to our ratings downgrades, full utilization of the Stingray financing facility during most of the current year period and an additional forbearance fee relating to the HSBC facilities incurred on the change-in-control in May 2007.

     Interest expense decreased by 3% to $11.6 million for the six months ended June 30, 2007 from $12.0 million in the same period in 2006. The decrease is effectively the difference between the current year expense relating to an interim term loan facility compared to the costs associated with prior year facilities no longer available or in use in the current year period.

Segment Operating Results

Life Reinsurance North America

                                                                   Three months ended                     Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,           June 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      430,282     $      407,549     $      853,653      $      836,467
Investment income, net...............................             153,449            136,763            291,368             260,704
Fee and other income.................................               2,711              3,879              6,627               6,896
Net realized losses..................................              (2,593)            (5,479)            (4,998)            (19,398)
Change in value of embedded derivatives, net.........               3,299              7,366              8,891              17,512
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             587,148            550,078          1,155,541           1,102,181
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................             375,634            338,626            733,568             685,906
Interest credited to interest sensitive contract
  liabilities........................................              36,420             55,399             71,722              98,100
Acquisition costs and other insurance expenses, net..              89,657             97,280            176,880             181,688
Operating expenses...................................              13,161             14,538             25,419              29,130
Collateral finance facilities expense................              69,085             45,891            137,941              76,434
Interest expense.....................................               3,233              3,038              6,288               5,600
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             587,190            554,772          1,151,818           1,076,858
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes and
  minority interest..................................      $          (42)    $       (4,694)    $        3,723      $       25,323
                                                           ===============    ===============    ===============     ===============


Revenues

     Total revenues increased by 7% to $587.1 million in the three months ended June 30, 2007 from $550.1 million in the same period in 2006. Net premiums earned increased by 6% in the three months ended June 30, 2007 to $430.3 million from $407.5 million in the same period in 2006. Contributing to the increased premium level were revised estimates of $8.0 million in the second quarter of 2006 related to prior period premium accruals that resulted in lower premiums for that period. Additionally, new business volume on existing treaties amounted to $5.1 million in first year premiums in the current quarter. These factors combined with strong business persistency were the primary contributors to the increase in premiums compared to the prior year's quarter. Higher excess retrocession premiums in the current year offset the impact of a $13.0 million unfavorable retrocession adjustment in the second quarter of 2006.

     Net investment income increased by 12% to $153.4 million in the three months ended June 30, 2007 from $136.8 million in the same period in 2006. The increase is principally due to the growth in average invested assets, but also results from higher interest rates. Our total invested assets have increased significantly due to the proceeds of our Regulation XXX transaction that closed in May 2006. The Ballantyne Re securitization contributed approximately $1.7 billion of additional invested assets. As a result, investment income from the non-annuity-related portfolios was $22.8 million higher than the prior year quarter. Also contributing to the favorable variance is $9.5 million higher investment income on a significant equity-indexed annuity treaty. This treaty's large variance in investment income is substantially offset by fluctuations in reserves, interest credited and net acquisition costs. Partially offsetting these favorable variances are a $9.6 million reduction due to the third quarter 2006 termination of four funding agreements, and a $5.5 million reduction driven primarily by declining account values for certain significant annuity treaties due to higher surrender levels beginning in mid-2006. Yields on the portfolio managed by our external investment managers relating to fixed rate assets were 5.37% and 5.33% at June 30, 2007 and 2006, respectively. Yields on floating rate assets are indexed to LIBOR and increased to 5.80% at June 30, 2007 from 5.78% at June 30, 2006.

     Fee and other income decreased by 30% to $2.7 million in the three months ended June 30, 2007 from $3.9 million in the same period in 2006. The primary driver of this decrease was the reversal of $0.8 million of income from a new reinsurance treaty recognized in the second quarter of 2006 which was recaptured in the third quarter of 2006 because of the Company's ratings downgrades.

     The net realized loss decreased by 53% to $2.6 million in the three months ended June 30, 2007 from a $5.5 million loss in the same period in 2006.

     The change in value of the embedded derivatives arises from the application of Derivatives Implementation Group Issue No. B36 "Embedded Derivatives:
Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument" ("DIG B36") which addresses whether SFAS No. 133 "Accounting for Derivative Instruments and Hedging Activities" requires bifurcation of a debt instrument into a debt host contract and an embedded derivative if the debt instrument incorporates both interest rate risk and credit risk exposures that are unrelated or only partially related to the creditworthiness of the issuer of that instrument. Under DIG B36, modified coinsurance and coinsurance funds withheld reinsurance agreements where interest is determined by reference to a pool of fixed maturity assets are arrangements containing embedded derivatives requiring bifurcation. In addition, reinsurance contracts with experience refunds are also considered to be arrangements containing embedded derivatives requiring bifurcation. The change in the value of embedded derivatives increased revenues by $3.3 million in the three months ended June 30, 2007 compared to a $7.4 million increase in the same period in 2006. The primary reason for the larger increase in the prior year is the increase in the swap curve used to value the change in the derivative.

     Total revenues increased by 5% to $1,155.5 million in the six months ended June 30, 2007 from $1,102.2 million in the same period in 2006. Net premiums earned increased by 2% to $853.7 million in the six months ended June 30, 2007 from $836.5 million in the same period in 2006. Contributing to the increased premium level were revised estimates of $8.0 million in the second quarter of 2006 related to prior period premium accruals that resulted in lower premiums for the second quarter of 2006. Additionally, new business volume on previously existing treaties amounted to $14.3 million in first year premiums in the current year. Also contributing to the favorable variance were revisions reported to us by our clients during the first quarter of 2007, combined with normal premium accrual fluctuations resulting in a favorable impact of $8.8 million during that period. $5.2 million favorable experience refunds compared to the prior year were more than offset by growth in excess retrocession premiums of approximately $17.5 million. This growth in excess premiums compared to the prior year resulted from both the 2006 implementation of our retrocession administration system that drove higher subsequent excess retro premiums, and a shift in underlying business mix that also resulted in a higher premium trend.

     Net investment income increased by 12% to $291.4 million in the six months ended June 30, 2007 from $260.7 million in the same period in 2006. The increase is principally due to the growth in our average invested assets. Our total invested assets have increased significantly due to the proceeds of the Ballantyne Re securitization that closed in May 2006, which contributed approximately $1.7 billion of additional invested assets. This securitization was the primary driver of $60.8 million higher investment income in the six months ended June 30, 2007 as compared to the same period in 2006. Partially offsetting the favorable variance was a $17.1 million reduction due to the termination of four funding agreements in the third quarter of 2006 as a result of ratings downgrades and $10.6 million of reduced investment income on annuity business due to declining account values resulting from higher lapses.

     Fee and other income 2007 decreased by 4% to $6.6 million for the six months ended June 30, from $6.9 million in the same period in 2006. A significant driver of the decrease was the reversal of $0.8 million of income from a new reinsurance treaty recognized in the second quarter of 2006 which was recaptured in the third quarter of 2006 because of the Company's ratings downgrades. Higher fee and other income from surplus relief treaties partially offset this variance. The net realized loss decreased by 74% to $5.0 million in the six months ended June 30, 2007 from a $19.4 million loss in the same period in 2006. The net realized loss for the prior year includes losses related to selling investments in the first quarter of 2006 in preparation of funding the Ballantyne Re securitization.

     The change in the value of embedded derivatives increased revenues by $8.9 million in the six months ended June 30, 2007 from a $17.5 million increase in the same period in 2006. The primary reason for the larger increase in the prior year was the realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide funding for the Ballantyne Re securitization. These prior year gains largely offset the aforementioned prior year realized securities losses.

Expenses

     Claims and other policy benefits increased by 11% to $375.6 million for the three months ended June 30, 2007 from $338.6 million in the same period in 2006. This increase is consistent with expectations for a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. For the quarter, total net mortality was $4.5 million favorable to expectations (99%) which was offset by reserve fluctuations attributable to the aforementioned equity-indexed annuity treaty and to a change in emerging lapse patterns for the ING business.

     Interest credited to interest sensitive contract liabilities decreased by 34% to $36.4 million in the three months ended June 30, 2007 from $55.4 million in the same period in 2006. The decrease is principally due to the impact of the aforementioned termination of four funding agreements in the third quarter of 2006 that results in a $8.8 million favorable variance. Also contributing to the favorable variance is $7.7 million lower interest credited due to the significant annuity treaties' decline in account values beginning in mid-2006. Interest sensitive contract liabilities amounted to $2.9 billion at June 30, 2007 and $4.1 billion at June 30, 2006.

     Acquisition costs and other insurance expenses decreased by 8% to $89.7 million in the three months ended June 30, 2007 from $97.3 million in the same quarter in 2006. The primary contributor to this decrease is the second quarter 2006 recognition of $12.8 million unfavorable fluctuation in DAC unlocking that resulted primarily from actual and projected increased surrenders for the annuity treaties. Partially offsetting this favorable variance was the $6.2 million second quarter 2006 refund of LOC fees received from ING as a result of the Ballantyne Re securitization. As a percentage of net premiums earned, acquisition and other insurance expenses were 20.8% and 23.9% for the three months ended June 30, 2007 and 2006, respectively.

     Operating expenses decreased by 9% to $13.2 million for the three months ended June 30, 2007 from $14.5 million in the same period in 2006. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2.2% and 2.7% for the 2007 and 2006 periods, respectively. The overall decrease in operating expenses relates primarily to $1.1 million in executive severance paid out in the second quarter of 2006.

     Collateral finance facilities expense increased by 51% to $69.1 million in the three months ended June 30, 2007 from $45.9 million in the same period of 2006. The increase is due to the impacts of both a full quarter of fees in 2007 for the May 2006 Ballantyne Re securitization combined with 2006 ratings downgrades that resulted in higher guarantor fees.

     Claims and other policy benefits increased by 7% to $733.6 million in the six months ended June 30, 2007 from $685.9 million in the same period in 2006. The increase is primarily driven by an increase in claims consistent with expectations for a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. Total net mortality for the six months ended June 30, 2007 is 97% of expectations representing a favorable variance of $18.0 million.

     Interest credited to interest sensitive contract liabilities decreased by 27% to $71.7 million in the six months ended June 30, 2007 from $98.1 million in the same period in 2006. A principal driver of this variance is the impact of the termination of four funding agreements in the third quarter of 2006 for which the first quarter of 2006 contained $14.9 million of interest credited. Also impacting the decline was lower annuity business due to higher lapses in the second half of 2006 which drove a reduction of $11.7 million for the six months ended June 30, 2007.

     Acquisition costs and other insurance expenses decreased by 3% to $176.9 million in the six months ended June 30, 2007 from $181.7 million in the same period in 2006. As a percentage of net premiums earned, acquisition and other insurance expenses were 20.7% and 21.7% for the six months ended June 30, 2007 and 2006, respectively. The primary contributor to this decrease is the second quarter 2006 recognition of $12.8 million unfavorable fluctuation in DAC unlocking that resulted primarily from actual and projected increased surrenders for the annuity treaties. Partially offsetting this favorable variance was the $6.2 million second quarter 2006 refund of LOC fees received from ING as a result of the Ballantyne Re securitization.

     Operating expenses decreased by 13% to $25.4 million in the six months ended June 30, 2007 from $29.1 million in the same period in 2006. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2.2% and 2.6% for the 2007 and 2006 periods, respectively. The overall decrease in operating expenses relates primarily to the first quarter 2007 receipt of a $2.6 million indemnification settlement related to the acquisition of the ERC business. This settlement was based on a provision in the purchase agreement regarding the level of statutory unauthorized reinsurance liabilities required for certain reinsurers. This indemnification settlement is not related to the ERC mediation described in Note 8 to the Consolidated Financial Statements. Also contributing to the expense reduction is $1.1 million executive severance paid out in the second quarter of 2006.

     Collateral finance facilities expense increased by 80% to $137.9 million in the six months ended June 30, 2007 from $76.4 million in the same period of 2006. The increase is due to the impact of the Ballantyne Re securitization which closed in May 2006 along with higher financial guarantor costs resulting from our credit rating downgrades.

Life Reinsurance International

                                                                   Three months ended                      Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,           June 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $       16,014     $       37,393     $       50,857      $       57,496
Investment income, net...............................               3,037              8,971              6,080              11,960
Fee and other income.................................                 753                  -                753                   -
Net realized losses..................................                 (10)            (6,908)              (635)             (8,046)
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................              19,794             39,456             57,055              61,410
                                                           ---------------    ---------------    ---------------     ---------------
Claims and other policy benefits.....................              12,614             33,475             38,263              60,658
Acquisition costs and other insurance  expenses, net.               5,237              6,185             11,158               9,002
Operating expenses...................................              11,455              7,874             21,267              13,651
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................              29,306             47,534             70,688              83,311
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......      $       (9,512)    $       (8,078)    $      (13,633)     $      (21,901)
                                                           ===============    ===============    ===============     ===============


Revenues

     Total revenues decreased by 50% to $19.8 million in the three months ended June 30, 2007 from $39.5 million in the same period in 2006. Net premiums earned decreased 57% to $16.0 million in the three months ended June 30, 2007 from $37.4 million in the same period in 2006. Excluding the impact of one time items described below in both 2007 and 2006, underlying premiums remained stable. However, there was also a change in the mix of business: U.K. protection treaties won in 2005 and 2006 contributed $9.5 million of growth, which was offset by reduced premium of $10.0 million on other cancelled business mainly related to Latin America, U.S. lives business and other run-off treaties.

     One time impacts in the second quarter of 2007 contributed to a reduction of $15.8 million in net premium earned. A significant one-off item was the impact of retroceded premiums of $11.9 million of our Middle Eastern business to Arab Insurance Group ("ARIG") offset by the compensation received of $1.6 million for the half year's underwriting profit. Further review of premium accruals as part of the Company's runoff management initiative resulted in a premium reduction of $6.3 million.

     In addition, net earned premium for the three months ended June 30, 2006 was increased by $5.1 million as a result of the catch up of claim entries due to late client reporting and the impact of a recapture of business transaction.

     During the quarter, the Life Reinsurance International Segment retroceded a block of treaties within our Middle Eastern business to ARIG. The retrocession became effective January 1, 2007 and a transfer of reserves as of that date took place. The Life Reinsurance International Segment now only has residual exposures to Middle Eastern risks and the remaining treaties are in runoff. In addition, ARIG has the right to approach our clients with a view to assigning/ novating the treaties subject to the retrocession. As part of the transaction, ARIG paid a consideration of $4.9 million for the future profits on this business. After closing costs of $1.9 million, the net gain resulting is $3.0 million which has been deferred and will be amortized over the remaining settlement periods. Finally, certain employees were also transferred as part of the transaction.

     Investment income decreased by 66% to $3.0 million in the three months ended June 30, 2007 from $9.0 million in the same period in 2006. The reduction was due to the loss of income of $6.2 million from an annuity contract in place in the quarter ended June 30, 2006, which was subsequently recaptured in the third quarter of 2006.

     Fee and other income during the quarter ended June 30, 2007 was $0.8 million due to settled litigation.

     Net realized losses decreased by 100% to $0.01 million in the three months ended June 30, 2007 from $6.9 million in the same period of 2006. Losses in 2006 were $7.2 million in relation to an annuity contract, which was subsequently recaptured in the third quarter of 2006.

     Total revenues decreased by 7% to $57.1 million in the six months ended June 30, 2007 from $61.4 million in the same period in 2006. Net premiums earned decreased by 12% to $50.9 million in the six months ended June 30, 2007 from $57.5 million in the same period in 2006. Underlying premiums earned for the six months ended June 30, 2007 increased by $3.1 million. The increase was due primarily to the impact of new business on U.K. protection treaties won in 2005 and 2006 of

$19.6 million. However, this was offset by reduced premium on cancelled business of $16.5 million related to Latin America, U.S. lives business and other run off business.

     The one time impacts in 2007 resulted in a reduction of $14.2 million in net earned premium during the six months ended June 30, 2007. A significant one time item in the second quarter of 2007 was the impact of retroceded premiums of $11.9 million of Middle Eastern business to ARIG, offset by the compensation received of $1.6 million for the half years' underwriting profit. Further review of premium accruals as part of the Company's run off management initiative resulted in a premium reduction of $6.3 million. This offset the impact of increased premium of $2.4 million, principally from late reported client information in the first quarter of 2007. In addition, the following items totaling $4.5 million in the prior year period in 2006 caused a reduction in earned premiums: the clean up activities in the loss of license/Personal Accident Block and data true-ups, offset by premium backlog reporting by a number of cedants, and a recapture of business transaction.

     Investment income decreased by 49% to $6.1 million in the six months ended June 30, 2007 from $12.0 million in the same period in 2006. The decrease is mainly due to an annuity contract which provided $6.2 million of investment in 2006, which was subsequently recaptured in the third quarter of 2006.

     Net realized losses decreased by 92% to $0.6 million in the six months ended June 30, 2007 from $8.0 million in the same period of 2006. The net realized loss in the prior year period included a $7.2 million loss related to the rebalancing of the annuity contract assets into higher yielding investments.

Expenses

     Claims and other policy benefits decreased by 62% to $12.6 million in the three months ended June 30, 2007 from $33.5 million in the same period in 2006. Claims cost for the second quarter of 2007 was significantly impacted due to the transaction with ARIG. The underlying claims cost for the quarter ended June 30, 2006 was $22.9 million after removal of annuity contract claims of $5.5 million and $5.1 million of further one time items, including catch up of claims entries due to late client reporting and the recapture of certain business. As described above, the retrospective retrocession of ARIG business further reduced claims by $10.7 million against the prior period, inclusive of the reversal of first quarter 2007 claims previously reported.

     In addition, there were additional one time impacts in 2007 on other parts of the business. These principally related to poor claims experience on the segment's loss of license business of $2.5 million, inclusive of $1.0 million on a non-proportioned contract which will not be renewed and a $6.6 million impact arising from a review which has been completed of redundancy assumptions within the segment's loss of license reserves. This business is reserved in full for claims reported and then an allowance is made of claims not likely to be paid due to claimants returning to work. The remainder of the movement related to reduced claims of $2.8 million due to claims reserve releases on our U.S. lives business, and claims reversals on the premium accruals adjustment of $5.6 million.

     Acquisition costs and other insurance expenses decreased by 15% to $5.2 million in the three months ended June 30, 2007 from $6.2 million in the same period in 2006. The business as a whole has moved more towards direct rather than intermediary relationships with cedants since 2006. In addition, the impact of lower premiums, particularly in loss of license business, has also served to reduce commissions further, totaling $3.3 million. This has, however, been offset in 2007 by increased commission expense on new business through new protection treaties entered into in 2005 and 2006, which increased $2.3 million for the period. Such treaties carry higher commission levels than those experienced in the existing book.

     Operating expenses increased by 45% to $11.5 million in the three months ended June 30, 2007 from $7.9 million in the same period in 2006. The main driver of the expense increase was $2.0 million of additional provision for future rental shortfall on the Life Reinsurance International Segment's Windsor property, with no sub tenant having been found. In addition, there have been additional expenditures in respect of Transaction costs of $0.4 million, stock option costs of $1.2 million and other costs of $0.4 million.

     Claims and other policy benefits decreased by 37% to $38.3 million in the six months ended June 30, 2007 from $60.7 million in the same period in 2006. The underlying claims cost for the six months ended June 30, 2006 were $45.0 million, after removal of annuity contract claims of $5.5 million and other adjustments, namely adverse mortality and updated cedant reporting of $6.4 million and reduction of estimated retrocession recoveries of $3.8 million.

     There was a significant number of one time impacts in the claims cost for the six months ended June 30, 2007. The retrospective retrocession of ARIG business reduced 2007 claims by $10.4 million from 2006 levels. In addition there was poor claims experience on our loss of license business of $2.5 million and a $6.6 million impact arising from a review which was completed of redundancy assumptions on the loss of license business, which was partly offset by claims reserve releases of $2.8 million on the U.S. lives business and claims reversals on the premium accruals adjustment of $5.6 million. The residual growth in claims cost of $3.0 million relates principally to the underlying premium growth described above.

     Acquisition costs and other insurance expenses increased by 24% to $11.2 million in the six months ended June 30, 2007 from $9.0 million in the same period in 2006. Acquisition costs and other insurance expenses have increased due to a shift in business mix towards long term protection business which carries a higher average commission rate than the remainder of the business.

     Operating expenses increased by 56% to $21.3 million in the six months ended June 30, 2007 from $13.7 million in the same period in 2006. An increase in personnel costs in response to the anticipated growth in the Life Reinsurance International Segment, in addition to severance costs, were offset by reductions primarily in various professional services costs and adjustments related to non-commission deferred acquisition costs. The main drivers of the increase are the provision for the Windsor leasehold property of $2.0 million, an increased irrecoverable VAT charge of $1.2 million, $1.5 million in employee bonuses relating to the completion of the Transaction and stock option costs through June 30, 2007 of $1.3 million. The remainder of the increase was made up of additional costs of London rent of $0.4 million, additional depreciation on fixed assets of $0.6 million and other costs of $0.3 million.


Corporate & Other

                                                                   Three months ended                     Six months ended
                                                           ----------------------------------    -----------------------------------
                                                              June 30,           June 30,            June 30,           June 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    ---------------     ---------------
Investment income, net...............................      $        4,393     $        2,243     $        5,028      $        4,335
Fee and other income.................................                 770                760              1,484               1,476
Net realized gains (losses) .........................                 548              1,089               (711)              2,545
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................               5,711              4,092              5,801               8,356
                                                           ---------------    ---------------    ---------------     ---------------

Acquisition costs and other insurance  expenses, net.               1,607              1,407              3,570               1,713
Operating expenses...................................              35,186             16,953             47,696              27,676
Collateral finance facilities expense................               6,200              1,345             11,039               1,889
Interest expense.....................................               4,801              4,028              5,322               6,359
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................              47,794             23,733             67,627              37,637
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes.............................      $      (42,083)    $      (19,641)    $      (61,826)     $      (29,281)
                                                           ===============    ===============    ===============     ===============


Revenues

     Investment income increased by 96% to $4.4 million in the three months ended June 30, 2007 from $2.2 million in the same period in 2006. Investment income arises in the Corporate & Other Segment due to capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income will increase or decrease as capital is raised and deployed to the operating segments. This increase in investment income is specifically due to the net proceeds of $556.0 million received in connection with the closing of the Transaction on May 7, 2007.

     Net realized gains decreased by 50% to $0.5 million in the three months ended June 30, 2007 from $1.1 million in the same period in 2006. The current quarter gain is primarily a result of a $1.0 million foreign exchange gain offset by a $0.5 million realized loss relating to other than temporary impairments on the Company's investment portfolio. The prior year quarter gain is primarily comprised of a $1.0 million gain on a duration hedge.

     Investment income increased by 16% to $5.0 million in the six months ended June 30, 2007 from $4.3 million in the same period in 2006. This increase is primarily due to the net proceeds of $556.0 million received in connection with the closing of the Transaction on May 7, 2007. The prior year period investment income was primarily driven by a draw down on a line of credit facility, the Non-Cumulative Perpetual Preferred Share offering and an increased level of cash received from the repayment of intercompany advances.

     Net realized losses decreased by 128% to $0.7 million in the six months ended June 30, 2007 from a net realized gain of $2.5 million in the same period in 2006. The 2007 balance is primarily comprised of foreign exchange and investment gains of $0.3 million offset by other than temporary investment losses of $0.7 million and losses relating to the sale of company jet leases of $0.3 million. The 2006 balance was primarily comprised of a $2.4 million realized gain on an interest rate swap.

Expenses

     Acquisition costs and other insurance expenses increased by 14% to $1.6 million in the three months ended June 30, 2007 from $1.4 million in the same period in 2006. The increase during the quarter is primarily due to the costs incurred on the Tartan Capital Limited ("Tartan") catastrophe bond which was issued in May 2006. This increase is partially offset by lower letter of credit fees resulting from their cancellation and lower non-commission DAC expense due to write-offs taken in the fourth quarter of 2006 related to our Wealth Management business.

     Operating expenses increased by 108% to $35.2 million in the three months ended June 30, 2007 compared to $17.0 million in the same period in 2006. The majority of this increase relates to expenses triggered by the change-in-control in May 2007 including a $3.7 million increase to restricted stock and stock option expense, $8.5 million increase in severance, $7.5 million in change-in-control costs related to employees and $0.9 million in employee bonuses relating to the completion of the Transaction. $1.6 million of the severance and change-in-control costs related to employees were paid as of June 30, 2007. The remainder is expected to be paid during the third and fourth quarters of 2007. These increases are partially offset by lower general and administrative expenses for the quarter.

     Collateral finance facilities expense increased by 361% to $6.2 million in the three months ended June 30, 2007 from $1.3 million in the same period in 2006. The increase is primarily due to the borrowing cost on the Stingray financing facility, which was fully drawn down during the third quarter of 2006 and was not repaid until June 2007. In addition, a one-time $2.0 million HSBC forbearance fee was incurred as part of the change-in-control in May 2007.

     Interest expense increased by 19% to $4.8 million in the three months ended June 30, 2007 from $4.0 million in the same period in 2007. The increase is primarily due to a $4.7 million of expenses incurred relating to an interim term loan facility put in place by MassMutual Capital and an affiliate of Cerberus between shareholder approval of the Transaction and closing of the Transaction. Of the incremental expenses, $2.6 million of these expenses incurred were paid to an affiliate of Cerberus in connection with the interim term loan facility. Such loan facility was terminated in connection with closing the Transaction. The prior year quarter interest relates to facilities no longer in use in the current year, including the unsecured credit facility, the 4.5% Senior Convertible Note, a reverse repurchase security agreement and the 1% dividend payable on the Convertible Preferred Shares.

     Acquisition costs and other insurance expenses increased by 108% to $3.6 million in the six months ended June 30, 2007 from $1.7 million in the same period in 2006. The increase is primarily due to the Tartan catastrophe bond, which was issued in May 2006.

     Operating expenses increased by 72% to $47.7 million in the six months ended June 30, 2007 from $27.7 million in the same period in 2006. The majority of this increase relates to expenses that were triggered by the change-in-control which include a $2.9 million increase to restricted stock and stock option expense, $8.6 million in severance payments, $8.1 million in change-in-control costs related to employees and $0.9 million in employee bonuses relating to the completion of the Transaction. $1.6 million of the severance and change-in-control costs related to employees were paid as of June 30, 2007. The remainder is expected to be paid during the third and fourth quarters of 2007. In addition, there was an increase in professional fees, non-recoverable input VAT related to the treatment of inter-group cost charges, offset by lower general and administrative expenses.

     Collateral finance facilities expense increased by 484% to $11.0 million in the six months ended June 30, 2007 from $1.9 million in the same period in 2006. The collateral finance facilities expense consists of the interest charges and put premium on the Stingray financing facility along with other collateral facility costs not associated with the operating segments. Costs increased $7.1 million during the current period due to the draw down of the full Stingray financing facility in the third quarter of 2006, which remained outstanding until June 2007, along with a one-time $2.0 million HSBC forbearance fee incurred as part of the change-in-control.

     Interest expense decreased by 16% to $5.3 million in the six months ended June 30, 2007 from $6.4 million in the same period in 2007. This decrease is primarily due to $4.7 million of expenses incurred relating to an interim term loan facility put in place MassMutual Capital and an affiliate of Cerberus between shareholder approval of the Transaction and closing of the Transaction. Of the incremental expenses, $2.6 million of these expenses incurred were paid to an affiliate of Cerberus in connection with the interim term loan facility. Such loan facility was terminated in connection with closing the Transaction. The remaining balance of the 2007 expense is due to final settlement amounts incurred on the HyCUs, which total $0.6 million. The prior year balance is comprised of expenses related to facilities no longer in use in the current year, including the unsecured credit facility, a reverse repurchase security agreement, the 4.5% Senior Convertible Notes and the 1.0% dividend payable on the Convertible Preferred Shares.

Realized gains (losses)

     During the three months ended June 30, 2007, consolidated net realized losses amounted to $2.1 million in comparison with $11.3 million in the same period in 2006. During the three months ended June 30, 2007 and 2006, there were losses of $3.6 million and $0.7 million, respectively, in respect of other than temporary impairments and adjustments required under Statement No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities".

     During the six months ended June 30, 2007, consolidated net realized losses amounted to $6.3 million in comparison with $24.9 million in the same period in 2006. During the six months ended June 30, 2007 and 2006, there were losses of $7.9 million and $0.7 million, respectively, in respect of other than temporary impairments and SFAS No. 115 adjustments.

Income Taxes

     Income taxes are recorded in accordance with SFAS No. 109, "Accounting for Income Taxes" ("SFAS No. 109"). In accordance with SFAS No. 109, for all years presented we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities recognized reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves for future policy benefits, deferred acquisition costs, and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.

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

     We generate deferred tax assets principally due to net operating losses, reserves and unrealized losses on investment securities. In accordance with GAAP, we must conclude whether the future realization of our deferred tax asset is "more likely than not" to occur. The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities within the carry forward period (which in the United States is 15 years), projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income.

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

     Income tax benefit in the three months ended June 30, 2007 was $154.3 million compared to income tax expense of $89.0 million in the same period in 2006. The change in our effective tax rate in the three months ended June 30, 2007 compared to the same period in 2006 is primarily related to the release of a $203.6 million net valuation allowance in the second quarter of 2007 on deferred tax assets. The release of valuation allowance principally relates to significant current year taxable income generated from the redomestication of Orkney Re, Inc. from South Carolina to Delaware, which occurred in May 2007.

     Income tax benefit in the six months ended June 30, 2007 was $140.9 million compared to income tax expense of $81.6 million in the same period in 2006. The change in our effective tax rate in the six months ended June 30, 2007 compared to the same period in 2006 is primarily related to the release of an $230.8 million valuation allowance primarily related to the valuation allowance movement during the second quarter of 2007 and the impact on the valuation allowance during the first quarter related to the implementation of FIN 48.

Financial Condition

Investments

     At June 30, 2007, the portfolio controlled by us consisted of fixed income securities, preferred stock and cash amounting to $9.0 billion. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded securities; however, at June 30, 2007, $492.9 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $8.1 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $0.9 billion represented other cash balances. At December 31, 2006, the portfolio controlled by us consisted of fixed income securities, preferred stock and cash was $8.7 million. The majority of these assets were publicly traded; however, at December 31, 2006, $532.9 million represented investments in private securities. Of the total portfolio controlled by us, $8.2 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $0.5 billion represented other cash balances.

     At June 30, 2007, the average Standard & Poor's rating of our portfolio was "AA", the average effective duration was 2.8 years and the average book yield was 5.5%, as compared with an average rating of "AA", an average effective duration of 2.9 years and an average book yield of 5.5% at December 31, 2006. At June 30, 2007, the unrealized depreciation on investments, net of tax and deferred acquisition costs, was $142.8 million as compared with unrealized depreciation on investments, net of tax and deferred acquisition costs, of $41.0 million at December 31, 2006. The unrealized depreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     The table below sets forth the total returns earned by our portfolio for the quarter ended June 30, 2007, compared to the returns earned by three indices: the Lehman Brothers Global Bond Index, the S&P 500, and a customized index that we developed to take into account our investment guidelines and the risk characteristics of the underlying liabilities. We believe that this customized index is the most relevant benchmark for our portfolio's performance.

                                                           Quarter ended
                                                           June 30, 2007
                                                         ------------------
Portfolio performance..............................            0.40%
Customized index...................................            0.27%
Lehman Brothers Global Bond Index..................           -0.89%
S&P 500............................................            6.28%

     The following table presents the fixed income investment portfolio credit exposure by Standard & Poor's ratings, where available, and otherwise by ratings provided by other agencies.


                                                       June 30, 2007                 December 31, 2006
                                               -----------------------------    ----------------------------
Ratings                                         $ in millions           %        $ in millions          %
-------                                        ----------------       ------    ----------------      ------
AAA.......................................     $        3,726.7        41.2%    $        3,350.5       38.5%
AA........................................              2,441.4        27.0              2,353.1       27.0
A                                                       2,019.8        22.3              2,050.9       23.6
BBB.......................................                830.8         9.2                918.5       10.6
BB or below...............................                 22.6         0.3                 24.9        0.3
                                               ----------------       ------    ----------------      ------
Total.....................................     $        9,041.3       100.0%    $        8,697.9      100.0%
                                               ================       ======    ================      ======


     The following table illustrates the fixed income investment portfolio sector exposure.

                                                        June 30, 2007                 December 31, 2006
                                               -----------------------------    ----------------------------
Sector                                          $ in millions           %        $ in millions          %
------                                         ----------------       ------    ----------------      ------
U.S. Treasury securities and U.S.
  government agency obligations...........     $           63.1         0.7%    $           68.0        0.8%
Corporate securities......................              2,683.8        29.7              2,700.5       31.1
Municipal bonds...........................                 51.1         0.6                 52.2        0.6
Mortgage and asset backed securities......              5,179.6        57.3              5,244.8       60.3
Preferred stock...........................                104.8         1.1                116.9        1.3
                                               ----------------       ------    ----------------      ------
                                                        8,082.4        89.4              8,182.4       94.1
Cash......................................                958.9        10.6                515.5        5.9
                                               ----------------       ------    ----------------      ------
Total.....................................     $        9,041.3       100.0%    $        8,697.9      100.0%
-------                                        ================       ======    ================      ======


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

     The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of June 30, 2007 and December 31, 2006. These investments are presented by class and grade of security, as well as the length of time the related market value has remained below amortized cost or cost.

                                                                             June 30, 2007
                                                                            ($ in thousands)
                                      ---------------------------------------------------------------------------------------------
                                                                          Equal to or greater
                                           Less than 12 months               than 12 months                      Total
                                      -----------------------------  ------------------------------  ------------------------------
                                        Estimated      Unrealized      Estimated       Unrealized      Estimated      Unrealized
                                       fair value         loss         fair value         loss         fair value        loss
                                      -------------  --------------  -------------   --------------  -------------   --------------
Investment grade securities:
---------------------------
CMO.............................      $     514,010  $      (5,924)  $     288,345   $     (10,207)  $     802,355   $     (16,131)
Corporates......................          1,048,005        (38,146)        946,976         (47,116)      1,994,981         (85,262)
Governments.....................             32,959         (1,474)         27,640          (1,636)         60,599          (3,110)
MBS.............................             36,262           (993)        131,506          (6,143)        167,768          (7,136)
Municipals......................             14,444           (345)         27,242          (1,083)         41,686          (1,428)
Other structured securities.....          1,713,677        (19,759)        650,033         (16,898)      2,363,710         (36,657)
Preferred stocks................             20,343           (768)         86,927          (3,806)        107,270          (4,574)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Total Investment grade securities         3,379,700        (67,409)      2,158,669         (86,889)      5,538,369        (154,298)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Below investment grade securities:
---------------------------------
Corporates......................                515             (5)         13,565            (548)         14,080            (553)
Other structured securities.....              1,059           (834)            166            (114)          1,225            (948)
Preferred stock.................                324             (1)            952             (69)          1,276             (70)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Total below investment grade
  securities....................              1,898           (840)         14,683            (731)         16,581          (1,571)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Total...........................      $   3,381,598  $     (68,249)  $   2,173,352   $     (87,620)  $   5,554,950   $    (155,869)
                                      =============  ==============  =============   ==============  =============   ==============


                                                                           December 31, 2006
                                                                            ($ in thousands)
                                      ---------------------------------------------------------------------------------------------
                                                                          Equal to or greater
                                           Less than 12 months               than 12 months                      Total
                                      -----------------------------  ------------------------------  ------------------------------
                                        Estimated      Unrealized      Estimated       Unrealized      Estimated      Unrealized
                                       fair value         loss         fair value         loss         fair value        loss
                                      -------------  --------------  -------------   --------------  -------------   --------------
Investment grade securities:
---------------------------
Investment grade securities:
CMO..............................     $     369,457  $      (2,365)  $     252,252   $      (6,327)  $     621,709   $      (8,692)
Corporates.......................           750,806        (15,690)        864,053         (29,078)      1,614,859         (44,768)
Governments......................            35,805           (615)         21,072            (752)         56,877          (1,367)
MBS..............................            12,116           (136)        138,992          (4,674)        151,108          (4,810)
Municipal........................            19,865           (187)         18,013            (640)         37,878            (827)
Other structured securities......           415,596         (2,511)        613,974         (11,735)      1,029,570         (14,246)
Preferred stock..................            12,246           (295)         95,646          (3,181)        107,892          (3,476)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Total investment grade
  securities.....................     $   1,615,891  $     (21,799)  $   2,004,002   $     (56,387)  $   3,619,893   $     (78,186)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Below investment grade securities:
----------------------------------
Corporates.......................     $       3,416  $         (58)  $      14,975   $        (570)  $      18,391   $        (628)
Other structured securities......             1,405           (421)          1,256            (662)          2,661          (1,083)
Preferred stock..................                 -              -             664             (33)            664             (33)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Total below investment grade
  securities.....................             4,821           (479)         16,895          (1,265)         21,716          (1,744)
                                      -------------  --------------  -------------   --------------  -------------   --------------
Total............................     $   1,620,712  $     (22,278)  $   2,020,897   $     (57,652)  $   3,641,609   $     (79,930)
                                      =============  ==============  =============   ==============  =============   ==============


     At June 30, 2007, our fixed income portfolio had 2,985 securities and $155.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.7 million. There were $13.1 million of unrealized gains on the remainder of the portfolio. There were 139 private securities in an unrealized loss position totaling $8.6 million. At December 31, 2006, our fixed income portfolio had 2,967 securities and $79.9 million of gross unrealized losses. No single position had an unrealized loss greater than $1.3 million. There were $41.6 million of unrealized gains on the remainder of the portfolio. There were 128 private securities in an unrealized loss position totaling $5.1 million.

     Based on our analysis of each security whose price has been below market for greater than twelve months, we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold the security until recovery support the view that the security was not other than temporarily impaired as of June 30, 2007. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of June 30, 2007, approximately 99% of the gross unrealized losses are associated with investment grade securities.

     Unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $16.6 million at June 30, 2007 and $7.8 million at December 31, 2006. Unrealized losses on non-investment grade securities amounted to $1.6 million and $1.7 million at June 30, 2007 and December 31, 2006, respectively. Of these amounts, non-investment grade securities with unrealized losses of $0.7 million at June 30, 2007 and $1.3 million at December 31, 2006 had been in an unrealized loss position for a period greater than one year.

     The following tables illustrate analysis of the unrealized losses at June 30, 2007 and December 31, 2006 by industry:

                                                                               June 30, 2007
                                                                             ($ in thousands)
                                       ---------------------------------------------------------------------------------------------
                                          Amortized                     Estimated Fair                    Unrealized
                                            Cost               %            Value              %              Loss              %
                                       --------------        ------    --------------        ------     ---------------       ------
Industry
--------
Mortgage and asset backed securities   $    3,395,931         59.4%    $    3,335,059         60.0%     $      (60,872)        39.1%
Banking..........................             376,544          6.6            363,548          6.5             (12,996)         8.3
Communications...................             216,208          3.8            204,748          3.7             (11,460)         7.3
Consumer non-cyclical............             186,443          3.3            176,061          3.2             (10,382)         6.7
Brokerage........................             176,818          3.1            169,651          3.1              (7,167)         4.6
Insurance........................             167,447          2.9            161,692          2.9              (5,755)         3.7
Consumer cyclical................             164,301          2.9            157,189          2.8              (7,112)         4.6
Finance Companies................             164,384          2.9            157,035          2.8              (7,349)         4.7
Electric.........................             136,357          2.4            131,563          2.4              (4,794)         3.1
Other*...........................             726,386         12.7            698,404         12.6             (27,982)        17.9
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    5,710,819        100.0%    $    5,554,950        100.0%     $     (155,869)       100.0%
                                       ==============        ======    ==============        ======     ===============       ======



                                                                             December 31, 2006
                                       ---------------------------------------------------------------------------------------------
                                                                             ($ in thousands)
                                       ---------------------------------------------------------------------------------------------
                                          Amortized                     Estimated Fair                    Unrealized
                                            Cost               %            Value              %             Loss               %
                                       --------------        ------    --------------        ------     ---------------       ------
Industry
--------
Mortgage and asset backed securities   $    1,833,878         49.3%    $    1,805,047         49.6%     $      (28,831)        36.1%
Banking..........................             302,782          8.1            296,225          8.1              (6,557)         8.2
Communications...................             204,320          5.5            196,181          5.4              (8,139)        10.2
Consumer non-cyclical............             153,941          4.1            148,277          4.1              (5,664)         7.1
Insurance........................             137,378          3.7            134,516          3.7              (2,862)         3.6
Financial companies..............             126,646          3.4            124,233          3.4              (2,413)         3.0
Consumer cyclical................             127,643          3.5            123,455          3.4              (4,188)         5.2
Other*...........................             834,951         22.4            813,675         22.3             (21,276)        26.6
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    3,721,539        100.0%    $    3,641,609        100.0%     $      (79,930)       100.0%
                                       ==============        ======    ==============        ======     ===============       ======

* Other industries represent less than 3% of the estimated fair value.


     The expected maturity dates of our fixed maturity investments that have an unrealized loss at June 30, 2007 and December 31, 2006 are presented in the tables below.

                                                                               June 30, 2007
                                                                             ($ in thousands)
                                       ---------------------------------------------------------------------------------------------
                                          Amortized                     Estimated Fair                    Unrealized
                                            Cost               %            Value              %              Loss              %
                                       --------------        ------    --------------        ------     ---------------       ------
Maturity
--------
Due in one year or less..........      $      474,343          8.3%    $      467,557          8.4%     $       (6,786)         4.4%
Due in one through five years....           2,718,053         47.6          2,678,427         48.2             (39,626)        25.4
Due in five through ten years....           1,433,850         25.1          1,385,793         25.0             (48,057)        30.8
Due after ten years..............           1,084,573         19.0          1,023,173         18.4             (61,400)        39.4
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    5,710,819        100.0%    $    5,554,950        100.0%     $     (155,869)       100.0%
                                       ==============        ======    ==============        ======     ===============       ======



                                                                             December 31, 2006
                                       ---------------------------------------------------------------------------------------------
                                                                             ($ in thousands)
                                       ---------------------------------------------------------------------------------------------
                                          Amortized                     Estimated Fair                    Unrealized
                                            Cost               %            Value              %             Loss               %
                                       --------------        ------    --------------        ------     ---------------       ------
Maturity
--------
Due in one year or less..........      $      337,455          9.1%    $      334,582          9.2%    $       (2,873)          3.6%
Due in one through five years....           1,401,180         37.6          1,377,519         37.8            (23,661)         29.6
Due in five through ten years....           1,206,367         32.4          1,179,292         32.4            (27,075)         33.9
Due after ten years..............             776,537         20.9            750,216         20.6            (26,321)         32.9
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    3,721,539        100.0%    $    3,641,609        100.0%    $      (79,930)        100.0%
                                       ==============        ======    ==============        ======     ===============       ======



     At June 30, 2007, there were 2,275 securities with unrealized loss positions, with eight securities having an unrealized loss greater than $1.0 million. At December 31, 2006, there were 1,796 securities with unrealized loss, with two securities having an unrealized loss greater than $1.0 million. The increase in the number of securities with unrealized losses is primarily attributable to increases in interest rates.

     At June 30, 2007, there were five securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.1 million. At December 31, 2006, there were three securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on this security amounted to $0.8 million.

     The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during the periods June 30, 2007 and 2006.

                                                              Three months ended June 30, 2007
                                                                      ($ in thousands)
                     --------------------------------------------------------------------------------------------------------------

                           Credit Concern              Relative Value                 Tactical                     Total
                     --------------------------- --------------------------- --------------------------- ---------------------------
                       Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Days
----
0-90..............   $      2,447  $        (28) $      1,209  $        (50) $     93,829  $        (76) $     97,485  $       (154)
91-180............              -             -           939           (55)          147            (2)        1,086           (57)
181-270...........          2,374           (33)            -             -           501            (2)        2,875           (35)
Greater than 270..          7,064          (163)            -             -         5,159          (223)       12,223          (386)
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Total.............   $     11,885  $       (224) $      2,148  $       (105) $     99,636  $       (303) $    113,669  $       (632)
                     ============  ============= ============  ============= ============  ============= ============  =============



                                                             Three months ended June 30, 2006
                                                                    ($ in thousands)
                     --------------------------------------------------------------------------------------------------------------

                           Credit Concern              Relative Value                 Tactical                     Total
                     --------------------------- --------------------------- --------------------------- ---------------------------
                       Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Days
----
0-90..............   $      5,077  $       (803) $    141,095  $     (3,886) $     28,259  $       (207) $    174,431  $     (4,896)
91-180............          1,375           (22)        1,056           (50)       10,016          (244)       12,447          (316)
181-270...........          1,948          (120)          844           (15)        3,899          (126)        6,691          (261)
Greater than 270..          1,239           (38)          960           (56)        3,834          (215)        6,033          (309)
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Total.............   $      9,639  $       (983) $    143,955  $     (4,007) $     46,008  $       (792) $    199,602  $     (5,782)
                     ============  ============= ============  ============= ============  ============= ============  =============


                                                              Six months ended June 30, 2007
                                                                    ($ in thousands)
                     --------------------------------------------------------------------------------------------------------------

                           Credit Concern              Relative Value                 Tactical                     Total
                     --------------------------- --------------------------- --------------------------- ---------------------------
                       Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Days
----
0-90..............   $      3,666  $        (64) $      1,209  $        (50) $    167,265  $       (147) $    172,140  $       (261)
91-180............              -             -         1,639           (72)        1,300           (20)        2,939           (92)
181-270...........          2,374           (33)            -             -         1,314            (7)        3,688           (40)
Greater than 270..         10,121          (374)        3,278           (34)       10,362          (248)       23,761          (656)
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Total.............   $     16,161  $       (471) $      6,126  $       (156) $    180,241  $       (422) $    202,528  $     (1,049)
                     ============  ============= ============  ============= ============  ============= ============  =============


                                                              Six months ended June 30, 2006
                                                                    ($ in thousands)
                     --------------------------------------------------------------------------------------------------------------

                           Credit Concern              Relative Value                 Tactical                     Total
                     --------------------------- --------------------------- --------------------------- ---------------------------
                       Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Days
----
0-90..............   $      7,897  $       (822) $    193,774  $     (3,907) $     69,781  $       (378) $    271,452  $     (5,107)
91-180............          4,105           (81)       10,692          (316)       23,648          (619)       38,445        (1,016)
181-270...........          8,072          (798)        2,099           (34)        4,755          (173)       14,926        (1,005)
Greater than 270..          3,539          (352)       15,012          (360)       13,586          (391)       32,137        (1,103)
                     ------------  ------------- ------------  ------------- ------------  ------------- ------------  -------------
Total.............   $     23,613  $     (2,053) $    221,577  $     (4,617) $    111,770  $     (1,561) $    356,960  $     (8,231)
                     ============  ============= ============  ============= ============  ============= ============  =============


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

     At June 30, 2007, funds withheld at interest totaled $1.7 billion with an average rating of "A", an average effective duration of 4.9 years and an average book yield of 5.9%, as compared to $1.9 billion with an average rating of "A", an average effective duration of 5.0 years and an average book yield of 5.9% at December 31, 2006. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The market value of the funds withheld amounted to $1.7 billion at June 30, 2007 and $1.9 billion at December 31, 2006.

     At June 30, 2007 and December 31, 2006, funds withheld at interest were in respect of seven contracts with five ceding companies, respectively. At June 30, 2007, we had three contracts with Lincoln National Life Insurance Company that accounted for $725.7 million or 42% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited that accounted for $360.4 million or 21% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $610.9 million or 35% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from AM. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.7 billion and $1.9 billion at June 30, 2007 and December 31, 2006, respectively.

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

                                                       June 30, 2007                 December 31, 2006
                                               -----------------------------    ----------------------------
Ratings                                         $ in millions          %         $ in millions         %
-------                                        ----------------       ------    ----------------      ------
AAA.......................................     $          412.2        24.2%    $          427.5       22.1%
AA........................................                168.4         9.9                166.6        8.6
A                                                         463.8        27.3                561.1       29.0
BBB.......................................                509.1        29.9                605.6       31.3
BB or below...............................                 57.8         3.4                 75.1        3.9
                                               ----------------       ------    ----------------      ------
                                                        1,611.3        94.7              1,835.9       94.9
Commercial mortgage loans.................                 90.0         5.3                 98.8        5.1
                                               ----------------       ------    ----------------      ------
Total.....................................     $        1,701.3       100.0%    $        1,934.7      100.0%
                                               ================       ======    ================      ======


     According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                                       June 30, 2007                 December 31, 2006
                                               -----------------------------    ----------------------------
Sector                                          $ in millions          %         $ in millions         %
-------                                        ----------------       ------    ----------------      ------
U.S. Treasury securities and U.S.
  government agency obligations...........     $           38.4         2.3%    $           58.8        3.0%
Corporate securities......................              1,128.9        66.4              1,321.1       68.3
Municipal bonds...........................                 29.1         1.7                 29.9        1.6
Mortgage and asset backed securities......                441.2        25.9                463.4       24.0
Commercial mortgage loans.................                 90.1         5.3                 98.9        5.1
Preferred stock...........................                  2.6         0.1                  2.6        0.1
                                               ----------------       ------    ----------------      ------
                                                        1,730.3       101.7              1,974.7      102.1
Cash......................................                (29.0)       (1.7)               (40.0)      (2.1)
                                               ----------------       ------    ----------------      ------
Total.....................................     $        1,701.3       100.0%    $        1,934.7      100.0%
                                               ================       ======    ================      ======


Exposure to Subprime ABS and Alt-A RMBS

     At June 30, 2007, our total investment portfolio including controlled assets and funds withheld at interest, had an amortized cost of $11.0 billion, and an estimated fair value of $10.8 billion. Of the amortized cost, $2.1 billion, or 19.1%, were asset-backed securities (ABS) backed by subprime residential mortgage loans and $1.0 billion, or 9.3%, were residential mortgage-backed securities (RMBS) backed by Alt-A mortgage loans. These include bonds held in portfolios in our securitizations, in portfolios of our subsidiaries and by ceding companies in Funds Withheld at Interest. Our exposure to collateralized debt obligations backed by similar ABS and RMBS was approximately $31,250.

Subprime Exposure

     Of our $2.1 billion in subprime residential ABS holdings,

o    $456.2 million (22%) were rated AAA/Aaa;

o    $1.5 billion (74%) were rated AA-/Aa3 or above;

o    $2.0 billion (98%) were rated A-/A3 or above;

o $56.5 million (2.7%) were in higher rated tranches of pools that have had at least one downgrade of lower rated tranches; and

o    $1.6 billion (79%) reside in our securitizations.

     As part of our second quarter impairment process, we marked down subprime bonds with a book value of $13.5 million, realizing losses of $3.3 million. The unrealized loss of our subprime holdings was $14.6 million, or 0.7% of the amortized cost of our subprime holdings at June 30, 2007. As a result of market value reductions from June 30, 2007 to July 31, 2007, we estimate that unrealized losses increased to approximately $111.0 million, or 5.4% of book value of our subprime holdings and is 1.0% of our investment portfolio. As subprime loan peformance has deteriorated, the market has become increasingly illiquid and unbalanced, with an absence of buyers, causing prices to be well below what we and our third party investment managers regard as the true fundamental value.

     The following table shows the amortized costs of our sub-prime exposure by rating and vintage:

                                                              As at June 30, 2007
                                                                ($ in millions)
                       -------------------------------------------------------------------------------------------------
                                                                    Vintage
                       -------------------------------------------------------------------------------------------------
                        Years ended
                          December         Year       Six months     Six months    Six months
                        31, 1997 to       ended          ended         ended         ended                     % of
                          December       December        June         December       June                     Investment
Rating                    31, 2004       31, 2005       30, 2006      31, 2006      30, 2007       Total       Portfolio
-------------------    --------------  ------------   -----------   -----------    ----------   -----------   ----------
AAA................    $         69.9  $       87.8   $     133.8   $     146.3    $     18.5   $     456.3       4.2%
AA.................             129.4         198.8         478.5         240.8          29.9       1,077.4       9.8%
A+.................               3.9         122.4          19.4          14.1          19.3         179.1       1.6%
A..................              37.2          15.0          75.3         123.5          13.4         264.4       2.4%
A-.................              25.3           6.0           5.6           7.0           -            43.9       0.4%
BBB+ and lower.....              32.2           3.5           6.4           -             -            42.1       0.4%
                       --------------  ------------   -----------   -----------    ----------   -----------   ----------
Total..............    $        297.9  $      433.5   $     719.0   $     531.7    $     81.1   $   2,063.2      18.8%
                       ==============  ============   ===========   ===========    ==========   ===========   ==========
 % of investment
   portfolio.......              2.7%          3.9%          6.5%          4.8%          0.7%        18.8 %
                       --------------  ------------   -----------   -----------    ----------   -----------



Alt-A RMBS Exposure

Of our $1.0 billion of Alt-A RMBS holdings,

o    $233.0 million (23%) were rated AAA/Aaa;

o    $891.3 million (87%) were rated AA-/Aa3 or above;

o    $1.0 billion (98%) were rated A-/A3 or above;

o $17.0 million (1.7%) were in higher rated tranches in pools that have had at least one downgrade of lower rated tranches; and

o    $750.3 million (74%) reside in our securitizations.

     As part of our second quarter impairment process, we marked down Alt-A bonds with a book value of $1.4 million, realizing losses of $50,000. The unrealized loss of our Alt-A holdings was $12.4 million, or 1.2% of book value of our Alt-A holdings at June 30, 2007. As a result of market value reductions from June 30, 2007 to July 31, 2007, we estimate that unrealized losses increased to approximately $12.6 million, or 1.2% of book value of our Alt-A holdings and 0.1% of our investment portfolio. The market for Alt-A bonds has become increasingly illiquid and unbalanced, with an absence of buyers, causing prices to be well below what we and our third party investment managers regard as the true fundamental value.

      The following table shows the amortized costs of our Alt-A RMBS exposure by rating and vintage:

                                                              As at June 30, 2007
                                                                ($ in millions)
                       -------------------------------------------------------------------------------------------------
                                                                    Vintage
                       -------------------------------------------------------------------------------------------------
                        Years ended
                          December         Year       Six months     Six months    Six months
                        31, 1997 to        ended         ended         ended         ended                     % of
                          December       December        June         December       June                     Investment
Rating                    31, 2004       31, 2005       30, 2006      31, 2006      30, 2007       Total       Portfolio
-------------------    --------------  ------------   -----------   -----------    ----------   -----------   ----------
AAA................    $         52.5  $       77.4   $       66.9  $      36.2    $        -   $     233.0      2.1%
AA.................              65.8          70.9          258.8        261.4           1.4         658.3      6.0%
A+.................               1.7           0.9            1.1         36.7             -          40.4      0.4%
A..................              14.4           5.8           24.8         25.3             -          70.3      0.6%
A-.................               -             2.2            -            -               -           2.2      0.0%
BBB+ and lower.....               5.3          11.8            -            -               -          17.1      0.2%
-------------------    --------------  ------------   ------------  -----------    ----------   -----------   ----------
Total..............    $        139.7  $      169.0   $      351.6  $     359.6    $      1.4   $   1,021.3      9.3%
-------------------    ==============  ============   ============  ===========    ==========   ===========   ==========
 % of investment
   portfolio.......              1.3%          1.5%           3.2%         3.3%            0%          9.3%
                       --------------  ------------   ------------  -----------    ----------   -----------


Liquidity and Capital Resources

Liquidity

Cash flow

     Net cash provided by operating activities amounted to $241.5 million in the six months ended June 30, 2007 compared to net cash provided by operating activities of $1,092.8 million in the same period in 2006. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business, our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The decrease in net cash provided by operating activities principally relates to activity in the prior year period where $442.3 million of funds withheld were released as a result of the Ballantyne Re securitization. The remaining cash provided by operating activities in the prior year was mainly due to the increase in reserves for future policy benefits related to a new annuity contract written by the Life Reinsurance International Segment, which was subsequently recaptured.

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

     Net cash used in investing activities was $13.0 million in the six months ended June 30, 2007 compared to net cash used in investing activities of $3,006.2 million in the same period in 2006. The decrease in net cash used in investing activities principally relates to the purchases of fixed maturity securities in the first quarter of 2006.

     Net cash provided by financing activities was $259.3 million in the six months ended June 30, 2007 compared to $2,056.5 million in the same period in 2006. The decrease in net cash provided by financing activities principally relates to prior year financings of $1,739.5 million mainly raised in the Ballantyne Re securitization, $278.3 million related to deposits on interest sensitive contracts and $110.0 million from proceeds from a prepaid variable share forward contract. The current year financings include $556.0 million in net proceeds from the issuance of Convertible Cumulative Participating Preferred Shares offset by $275.0 million repayment of funds drawn down on the Stingray financing facility.

The Holding Company

     We are a holding company whose primary uses of liquidity include, but are not limited to, operating expenses, the immediate capital and collateral needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. The primary sources of our liquidity include proceeds from our capital raising efforts and interest income on corporate investments. The holding company also receives funding from its subsidiaries through transfer pricing reflecting services performed by the holding company on behalf of its subsidiaries. We will continue to be dependent upon these sources of liquidity.

     Our liquidity position was greatly improved by the closing of the Transaction, which provided net proceeds of $556.0 million (see Note 7 to the Consolidated Financial Statements). The capital provided in the Transaction allowed us to repay the $275.0 million previously drawn on the Stingray financing facility and pay the closing costs of the Transaction. The remaining proceeds from the Transaction remain in our holding company and Scottish Annuity & Life Insurance Company (Cayman) Ltd., which will be used to fund the uses of liquidity as described above. The amounts that we repaid under the Stingray financing facility remain available as an additional source of liquidity to us should we determine that it is needed.

Capital and Long-Term Debt

     Total capitalization at June 30, 2007 and December 31, 2006 is as follows:

                                                                    June 30,          December 31,
                                                                      2007                2006
                                                                 --------------     --------------
Shareholders' equity.......................................      $    1,164,803     $    1,057,192
Mezzanine equity...........................................             556,049            143,665
Long-term debt.............................................             129,500            129,500
                                                                 --------------     --------------
Total......................................................      $    1,850,352     $    1,330,357
                                                                 ==============     ==============


     The increase in shareholders' equity at June 30, 2007 as compared to December 31, 2006 was due to the net income available to ordinary shareholders of $64.7 million for the six months ended June 30, 2007, the effect of the adoption of FIN 48 which reduced beginning retained earnings by $32.6 million (see Note 6 to the Consolidated Financial Statements) and the decrease in accumulated other comprehensive loss of $78.3 million offset by the issuance to holder of HyCUs on conversion of purchase contracts of $143.7 million.

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

          o When Scottish Re (U.S.), Inc. enters into a reinsurance transaction, it typically incurs a need for additional statutory capital to cover strain from acquisition costs and increases in required risk-based capital. To the degree its own surplus is not sufficient to meet this need, we can make an additional capital contribution into Scottish Re (U.S.), Inc. or Scottish Re (U.S.), Inc. can cede a portion of the transaction to another company within the group or to an unrelated reinsurance company. If that reinsurer is not a licensed or accredited U.S. reinsurer, it must contribute assets to a qualifying reserve credit trust and/or provide a letter of credit in order for Scottish Re (U.S.), Inc. to obtain reserve credit. Scottish Re (U.S.), Inc. has ceded significant amounts of business to Scottish Re (Dublin) Limited, relieving Scottish Annuity & Life Insurance Company (Cayman) Ltd. of the need to contribute substantial amounts of capital to Scottish Re (U.S.), Inc. in connection with such cessions by Scottish Re (U.S.), Inc. to Scottish Re (Dublin) Limited. Scottish Re (Dublin) Limited must contribute eligible assets to qualifying reserve credit trusts and/or provide letters of credit to provide Scottish Re (U.S.), Inc. with reserve credit.

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

ING Collateral Arrangement

     Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX statutory reserve requirements of the acquired business for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral arrangements to fund peak Regulation XXX statutory reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business. As of June 30, 2007, ING is primarily providing collateral support for our AXXX business.

HSBC I

     In 2004, we entered into a collateral finance facility with HSBC ("HSBC I"). This facility originally provided up to $200.0 million and as of June 30, 2007, provided up to $188.5 million of which the full amount was being utilized for the purpose of collateralizing reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51 ("FIN 46R"), the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income
(loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

     Due to the rating agency downgrades after our announcement of earnings for the second quarter of 2006, HSBC requested additional collateral under the total return swap agreements related to both HSBC I. $65.0 million of additional collateral was provided to HSBC in 2006. On November 26, 2006, we entered into an amended and restated forbearance agreement with HSBC, pursuant to which HSBC has agreed not to make demands for additional collateral under our collateral finance facilities with HSBC so long as certain conditions are met during the forbearance period which ends on December 31, 2008. Following the closing of the Transaction on May 10, 2007, $40.0 million of the additional collateral noted above was returned to us. The remaining amount will be returned upon the attainment of an A- credit rating.

Orkney Re, Inc.

     On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company ("Orkney I"), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney I was organized for the limited purpose of holding the stock of Orkney Re, Inc., a special purpose captive insurance company, and issuing the Orkney Notes. During May 2007, we redomesticated Orkney Re, Inc. to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney Re, Inc. and our principal U.S. operating subsidiary, Scottish Re (U.S.), Inc., subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. Scottish Re (U.S.), Inc. holds all of the limited liability company interest in Orkney I, and has contributed capital to Orkney I in the amount of $268.5 million. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

     The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At June 30, 2007, the interest rate was 5.88%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes on or after February 11, 2010, subject to certain call premiums.

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

     The holders of the Orkney II Notes cannot require repayment from us or any of our subsidiaries, other than Orkney II. Assured Guaranty (UK) Ltd. has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035, of the Series A-1 Notes.

     The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $30.0 million of Series C Floating Rate Notes due December 21, 2036. These notes accrue interest only. Payment of interest does not occur until the Orkney II Notes are fully repaid. The Company owns $0.5 million Series D Convertible Notes due December 21, 2036 and 76,190,000 Preference Shares of $1.00 each in capital.

     Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0% for the Series B Notes. At June 30, 2007, the interest rate on the Series A-1 Notes was 5.78%, Series A-2 Notes was 6.09%, and Series B Notes was 8.35%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes after February 11, 2007, subject to certain call premiums.

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

HSBC II

     On December 22, 2005, we entered into a second collateral finance facility with HSBC ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at June 30, 2007, $572.6 million of this facility was being utilized.

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

          o    $100.0 million of Class A-3 Floating Rate Guaranteed Notes
               Series D,

          o    $10.0 million of Class B-1 7.51244% Subordinated Notes,

          o    $40.0 million of Class B-2 Subordinated Floating Rate Notes, and

          o    $42.0 million of Class C-1 Subordinated Variable Interest Rate
               Notes.

     The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $8.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which Scottish Annuity & Life Insurance Company (Cayman) Ltd. intends to hold (collectively, the "SALIC Notes", and together with the Notes, the "Ballantyne Notes"). Concurrently with its offering of the Ballantyne Notes, Ballantyne Re issued (i) $500,000 of Class D Convertible Notes, which were purchased by the Company, (ii) 163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd., and (iii) 18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by Scottish Annuity & Life Insurance Company (Cayman) Ltd.

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

     The holders of the Ballantyne Notes cannot require repayment from us or any of our subsidiaries other than Ballantyne Re. The timely payment of the scheduled interest payments and the principal on the maturity date of Series A of the Class A-2 Notes and Series A, Series B, Series C, Series D and, if issued, Series E of the Class A-3 Notes has been guaranteed by Ambac Assurance UK Limited. The timely payment of the scheduled interest payments and the principal on the maturity date of Series B of the Class A-2 Notes and, if issued, Series F of the Class A-3 Notes has been guaranteed by Assured Guaranty
(UK) Ltd.

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

Stingray

     On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At June 30, 2007, $50.0 million was in use for this purpose. We drew down most of the funds available under the facility, in the amount of $265.0 million, during 2006 and $10.0 million in the first quarter of 2007 and repaid the funds drawn down of $275.0 million on June 10, 2007. The put premium and interest costs incurred during the three months ended June 30, 2007 and 2006 amounted to $4.1 million and $1.2 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income (loss). The put premium and interest costs incurred during the six months ended June 30, 2007 and 2006 amounted to $8.8 million and $2.4 million, respectively. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and, as a result, we are not required to consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust.

Collateral Summary

     At June 30, 2007, we had $3.8 billion of collateral finance facility obligations relating to the HSBC I, HSBC II, Orkney I, Orkney II and Ballantyne Re transactions. In connection with these transactions, we have assets in trust of approximately $5.8 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

     During the first quarter of 2007, we entered into a $100 million term loan facility with MassMutual Capital and Cerberus to provide a source of liquidity between the shareholder vote of the Transaction and the closing of the Transaction, if needed. No amounts were drawn on this facility and it was terminated upon the closing of the Transaction on May 7, 2007.

Regulatory & Other Capital Requirements

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

     All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of June 30, 2007 and we expect them to remain as such.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. (See Note 6 to the Consolidated Financial Statements.)

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

     FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities

     In February 2007, the FASB issued Statement No. 159 ("SFAS No. 159"), "Fair Value Option for Financial Assets and Financial Liabilities", which permits entities to choose to measure many financial instruments and certain other items at fair value. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date. The fair value option may be applied on an instrument by instrument basis, with a few exceptions. The fair value option is irrevocable (unless a new election date occurs) and the fair value option may be applied only to entire instruments and not to portions of instruments. SFAS 159 will be effective for interim and annual financial statements issued after January 1, 2008. We are evaluating the implications of SFAS No. 159 on our results of operations and financial position.

Item 3.  Quantitative and Qualitative Disclosures about Market Risk

     Please refer to Part II "Item 1A: Risk Factors" and "Item 7A: Quantitative and Qualitative Disclosures about Market Risk" in our 2006 Annual Report.

Item 4.  Controls and Procedures

Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of June 30, 2007 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II. OTHER INFORMATION

Item 1.  Legal Proceedings

     On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our former Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our former Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. This motion has been fully briefed and is still pending before the Court.

     In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against certain of our current and former directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleges, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserts claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. On May 7, 2007, our motion was granted and the lawsuit was dismissed without prejudice. The Plaintiff declined to submit an amended complaint and, on May 30, 2007, the court dismissed the case with prejudice.

Item 1A.  Risk Factors

     As a result of the closing of the Transaction, certain risks set forth in our 2006 Annual Report relating to whether the Transaction would be completed are no longer applicable. However, the other risks identified in our 2006 Annual Report and set forth below could materially affect our business, results of operations or financial condition.

Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our financial condition.

Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions. We have exposure to the subprime market as a result of securities held in our investment portfolio, as described in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Exposure to Subprime ABS and Alt-A RMBS." Due to these recent developments, especially in the nonprime sector, we believe the value of these securities has declined, although valuations in the market have not been available at this time. Declines in the value of these investments may adversely affect our financial condition.

Process Improvement Risk

We are implementing a process improvement program under which, among other things, we intend to enhance the automation of our reporting, valuation and administrative tools. The results of such program may require adjustments to our previous financial estimates, which could adversely affect our results of operations.

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

Item 6.   Exhibits

     Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

3.1       Memorandum of Association of Scottish Re Group Limited.

3.2       Articles of Association of Scottish Re Group Limited.

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.3 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.4 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (10)

4.7 Certificate of Designations of Scottish Re Group Limited's Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

4.8 Specimen Stock Certificate for the Company's Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.1 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(24)

10.2 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(24)

10.3 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.4 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.5      1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).
          (2)(24)

10.6 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(24)

10.7      2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(24)

10.8 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(24)

10.9 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(24)

10.10 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
          2002). (8)(24)

10.11 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(24)

10.12 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(24)

10.13 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(24)

10.14 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.15 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.16 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.17 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.18 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.19 Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.20 Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders' Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.21 Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.22 Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.23 Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
          (15)

10.24 First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K, filed with the SEC on October 29, 2004).

10.25 Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.26 Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.27 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.28 Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.29 Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.30 Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.) Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.31 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.32 Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.33 Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.34 Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.35 Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary. The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.36 Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.37 Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's 2004 Annual Report on Form 10-K). (20)

10.38 Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (19)

10.39 Form of Remarketing Agreement, between the Company and Lehman Brothers, Inc., as Remarketing Agent (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.40 Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on April 1, 2004).

10.41 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)10.63 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22) 10.64 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.42 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.43 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.44 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

10.45 Amendment to Employment Agreement, dated as of October 29, 2006, between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on November 2, 2006). (24)

10.46 Securities Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LLC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.47 Form of Registration Rights and Shareholders Agreement (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.48 Voting Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC, SRGL Acquisition, LLC, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.49 First Amendment to Asset Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Security Life of Denver Insurance Company and Security Life of Denver International Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
          (22)

10.50 Letter Agreement, dated as of November 30, 2006, by and among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.51 Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
          (23)

10.52 Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.53 Amendment No. 2 to Securities Purchase Agreement, dated as of February 20, 2007, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LDC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on February 21, 2007).

10.54     Amendment Three to the 2004 Equity Incentive Compensation Plan. (24)

10.55 Scottish Re Group Limited 2007 Stock Option Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on June 22, 2007). (24)

10.56 Employment Agreement dated May 30, 2006 between Scottish Re Holdings Limited and Duncan Hayward. (24)

10.57 Employment Agreement dated June 28, 2007 between Scottish Holdings, Inc. and Jeffrey M. Delle Fave. (24)

10.58 Employment Agreement dated July 18, 2007 between Scottish Re Group Limited and George R. Zippel. (24)

10.59 Employment Agreement dated July 25, 2007 between Scottish Holdings, Inc. and Michael Baumstein. (24)

10.60 Employment Agreement dated July 26, 2007 between Scottish Re (U.S.), Inc. and Meredith Ratajczak. (24)

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

                                   SCOTTISH RE GROUP LIMITED
Date: August 14, 2007                   By: /s/ Paul Goldean
                                        --------------------
                                          Paul Goldean
                                          President and Chief Executive Officer


Date: August 14, 2007                   By: /s/ Duncan Hayward
                                        ----------------------
                                          Duncan Hayward
                                          Chief  Accounting Officer