Form 10-Q/A
period 2007-06-30
SCOTTISH RE GROUP LTD
filed 2007-11-08
CIK 1064122

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                 -------------------

                                 AMENDMENT NO. 1

                                   FORM 1O-Q/A

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

              (Former name, former address and former fiscal years,
                          if changed since last report)

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

================================================================================

                                Explanatory Note

    Scottish Re Group Limited (the "Company") is filing this Amendment No. 1 ("Amendment") to our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2007 filed with the Securities and Exchange Commission ("SEC") on August 14, 2007 ("the Original Report").

    After the issuance of the Original Report, the Company determined it should restate basic earnings per ordinary share and diluted earnings per ordinary share as reported in the Original Report. As disclosed in our Current Report on Form 8-K filed on September 28, 2007, the requirement to restate the Company's reported basic earnings per ordinary share and diluted earnings per ordinary share arose from the Company's failure to deduct $120.8 million attributable to the beneficial conversion feature of the Convertible Cumulative Participating Preferred Shares issued on May 7, 2007 in calculating net loss attributable to ordinary shareholders' for the purposes of earnings per share, in accordance with EITF Topic D-98. This deduction is a one-time non cash deemed dividend as a result of the Company's election to accrete the $120.8 million immediately and does not have an affect on net income, comprehensive income or cash flows for the three months and six months ended June 30, 2007, nor does it have an impact on total shareholders' equity as of June 30, 2007. This change impacts Item 1 and Item 2 of Part I of the Original Report.

    Although this Form 10-Q/A sets forth Item 1 and Item 2 of Part I of the Original Report in their entirety, this Form 10-Q/A only amends Item 1 and Item 2 as described above and Item 4 as described below and does not affect any other items or sections in the Original Report and does not contain updates to reflect any events occurring after the August 14, 2007 filing of the Original Report.

    As described in Item 4 of Part I of this Form 10-Q/A, as a result of the restatement, our management, including our Chief Executive Officer and Chief Accounting Officer, has re-evaluated our disclosure controls and our internal controls over financial reporting as of the June 30, 2007 and has concluded there was a material weakness and has remediated those controls with immediate effect, through additional management oversight of our accounting activities.

    The following Parts and Items reflect the restated sections of the
Amendment:

    o  Part I - Item 1 - Consolidated Statements of Income (Loss)
       - Earnings Per Share

    o  Part I - Item 1 - Note 2 - Basis of Presentation - Earnings Per Share

    o  Part I - Item 1 - Note 5 - Earnings Per Share (restated)

    o  Part I - Item 2 - Consolidated Results of Operations - Earnings Per Share

    o  Part I - Item 4 - Controls and Procedures

                                Table of Contents


PART I.  FINANCIAL INFORMATION................................................3

Item 1   Financial Statements.................................................3

         Consolidated Balance Sheets - June 30, 2007 (Unaudited) and
            December 31, 2006 (Audited).......................................3

         Consolidated Statements Of Income (Loss) - Three and six months ended June 30, 2007 and 2006 (Unaudited)..........................4

         Consolidated Statements Of Comprehensive Income (Loss) - Three and
            six months ended June 30, 2007 and 2006 (Unaudited)...............5

         Consolidated Statements Of Shareholders' Equity - Six months ended
            June 30, 2007 and 2006 (Unaudited)................................6

         Consolidated Statements Of Cash Flows - Six months ended June 30,
            2007 and 2006 (Unaudited).........................................8

Item 2   Management's Discussion and Analysis of Financial Condition and
         Results of Operations...............................................22

Item 3   Quantitative and Qualitative Disclosures about Market Risk..........50

Item 4   Controls and Procedures.............................................50

PART II. OTHER INFORMATION ..................................................52

Item 1   Legal Proceedings...................................................52

Item 1A. Risk Factors........................................................52

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds.........52

Item 3   Defaults upon Senior Securities.....................................53

Item 4   Submission of Matters to a Vote of Security Holders.................53

Item 5   Other Information...................................................53

Item 6   Exhibits............................................................53

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States dollars, except share data)


                                                                                  June 30,      December 31,
                                                                                    2007            2006
                                                                                 (Unaudited)     (Audited)
                                                                                 -----------     ---------
ASSETS
Fixed maturity investments, available for sale, at fair value
  (Amortized cost $8,116,425; 2006 - $8,103,743)...........................      $ 7,977,603    $ 8,065,524
Preferred stock, available for sale, at fair value
  (Cost $108,749; 2006 - $119,721).........................................          104,771        116,933
Cash and cash equivalents..................................................        1,110,585        622,756
Other investments..........................................................           65,685         65,448
Funds withheld at interest.................................................        1,747,573      1,942,079
                                                                                 -----------    -----------
  Total investments........................................................       11,006,217     10,812,740
Accrued interest receivable................................................           58,749         57,538
Reinsurance balances and risk fees receivable..............................          472,594        481,908
Deferred acquisition costs.................................................          627,114        618,737
Amount recoverable from reinsurers.........................................          552,822        554,589
Present value of in-force business.........................................           47,282         48,779
Other assets...............................................................          124,770        178,311
Deferred tax asset.........................................................            7,283              -
Segregated assets..........................................................          725,716        683,470
                                                                                 ------------   ------------
  Total assets.............................................................      $13,622,547    $13,436,072
                                                                                 ============   ============

LIABILITIES
Reserves for future policy benefits........................................      $ 4,018,420    $ 3,919,901
Interest sensitive contract liabilities....................................        2,905,150      3,399,410
Collateral finance facilities..............................................        3,800,603      3,757,435
Accounts payable and other liabilities.....................................          160,612         69,949
Reinsurance balances payable...............................................          147,830         97,615
Current income tax payable.................................................            6,476             48
Deferred tax liability.....................................................                -        169,977
Long term debt.............................................................          129,500        129,500
Segregated liabilities.....................................................          725,716        683,470
                                                                                 ------------   ------------
  Total liabilities........................................................       11,894,307     12,227,305
                                                                                 ------------   ------------

MINORITY INTEREST..........................................................            7,388          7,910
MEZZANINE EQUITY
Convertible cumulative participating preferred shares, (liquidation
  preference, $606.5 million)..............................................          556,049              -
Hybrid capital units.......................................................                -        143,665
                                                                                 ------------   ------------
  Total mezzanine equity...................................................          556,049        143,665
                                                                                 ------------   ------------

SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01:
  Issued  68,383,370 shares (2006 - 60,554,104)............................              684            606
Non-cumulative perpetual preferred shares, par value $0.01:
  Issued:  5,000,000 shares (2006 - 5,000,000).............................          125,000        125,000
Additional paid-in capital.................................................        1,204,629      1,050,860
Accumulated other comprehensive income (loss)..............................          (78,272)           340
Retained deficit...........................................................          (87,238)      (119,614)
                                                                                 ------------   ------------
  Total shareholders' equity...............................................        1,164,803      1,057,192
                                                                                 ------------   ------------
  Total liabilities, minority interest, mezzanine equity and shareholders'
   equity..................................................................      $13,622,547    $13,436,072
                                                                                 ============   ============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                    CONSOLIDATED STATEMENTS OF INCOME (LOSS)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                       Three months ended                Six months ended
                                                    -------------------------       -------------------------
                                                      June 30,      June 30,          June 30,     June 30,
                                                        2007          2006              2007         2006
                                                    ------------  -----------       ------------  -----------
Revenues
Premiums earned, net .........................   $    446,296    $    444,942    $    904,510    $    893,963
Investment income, net .......................        160,879         147,977         302,476         276,999
Fee and other income .........................          4,234           4,639           8,864           8,372
Net realized losses ..........................         (2,055)        (11,298)         (6,344)        (24,899)
Change in value of embedded derivatives, net .          3,299           7,366           8,891          17,512
                                                 -------------   -------------   -------------   -------------
  Total revenues .............................        612,653         593,626       1,218,397       1,171,947
                                                 -------------   -------------   -------------   -------------
Benefits and expenses
Claims and other policy benefits .............        388,248         372,101         771,831         746,564
Interest credited to interest sensitive
  contract liabilities .......................         36,420          55,399          71,722          98,100
Acquisition costs and other insurance
  expenses, net ..............................         96,501         104,872         191,608         192,403
Operating expenses ...........................         59,802          39,365          94,382          70,457
Collateral finance facilities expense ........         75,285          47,236         148,980          78,323
Interest expense .............................          8,034           7,066          11,610          11,959
                                                 -------------   -------------   -------------   -------------
  Total benefits and expenses ................        664,290         626,039       1,290,133       1,197,806
                                                 -------------   -------------   -------------   -------------
Loss before income taxes and minority interest        (51,637)        (32,413)        (71,736)        (25,859)
Income tax benefit (expense) .................        154,321         (89,043)        140,940         (81,586)
                                                 -------------   -------------   -------------   -------------
Income (loss) before minority interest .......        102,684        (121,456)         69,204        (107,445)
Minority interest ............................              6            (134)            274            (296)
                                                 -------------   -------------   -------------   -------------
Net income (loss) ............................        102,690        (121,590)         69,478        (107,741)
Dividend declared on non-cumulative perpetual
  preferred shares ...........................         (2,265)         (2,265)         (4,531)         (4,531)
Deemed dividend on beneficial conversion
  feature ....................................       (120,750)              -        (120,750)              -
Imputed dividend on prepaid variable share
  forward contract ...........................              -             (72)              -             (72)
                                                 -------------   -------------   -------------   -------------
Net loss attributable to ordinary
  shareholders (as restated, see Note 5) .....   $    (20,325)   $   (123,927)   $    (55,803)   $   (112,344)
                                                 =============   =============   =============   =============
Loss  per ordinary share - Basic (as
  restated, see Note 5) ......................   $      (0.30)   $      (2.31)   $      (0.84)   $      (2.10)
                                                 =============   =============   =============   =============
Loss per ordinary share - Diluted (as
  restated, see Note 5) ......................   $      (0.30)   $      (2.31)   $      (0.84)   $      (2.10)
                                                 =============   =============   =============   =============
Dividends declared per ordinary share ........   $       -       $       0.05    $       -       $       0.10
                                                 =============   =============   =============   =============
Weighted average number of ordinary shares
  outstanding
  Basic ......................................     68,195,614      53,720,242      66,204,855      53,578,152
                                                 =============   =============   =============   =============
  Diluted ....................................     68,195,614      53,720,242      66,204,855      53,578,152
                                                 =============   =============   =============   =============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)

                                                           Three months ended            Six months ended
                                                        -------------------------   -------------------------
                                                          June 30,      June 30,      June 30,     June 30,
                                                            2007          2006          2007         2006
                                                        ------------  -----------   ------------  -----------

Net income (loss) .....................................  $  102,690    $ (121,590)   $  69,478     $(107,741)
                                                         -----------   -----------   ----------    -----------
Other comprehensive loss, net of tax:
Unrealized depreciation on investments ................     (67,361)      (56,635)     (76,320)     (105,714)
Add: reclassification adjustment for net realized
   gains (losses) included in net loss ................      (2,813)        7,050       (5,682)       11,002
                                                         -----------   -----------   ----------    -----------
Net unrealized depreciation on investments net of
  income tax benefit (expense) and deferred
  acquisition costs of $17,837, $25,888, $20,053, and
  $59,696 .............................................     (70,174)      (49,585)     (82,002)      (94,712)
Cumulative translation adjustment .....................       2,850         9,172        3,390         8,904
                                                         -----------   -----------   ----------    -----------
Other comprehensive loss ..............................     (67,324)      (40,413)     (78,612)      (85,808)
                                                         -----------   -----------   ----------    -----------
Comprehensive income (loss) ...........................  $   35,366    $ (162,003)   $  (9,134)    $(193,549)
                                                         ===========   ===========   ==========    ===========

       See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                                          Six months ended
                                                                                                   --------------------------------
                                                                                                      June 30,           June 30,
                                                                                                       2007               2006
                                                                                                   ---------------    -------------

Ordinary shares:
  Beginning of period.......................................................................         60,554,104          53,391,939
  Issuance to employees on exercise of options and awards...................................                475             353,217
  Issuance to holders of HyCUs on conversion of purchase contracts..........................          7,440,478                   -
  Issuance to holders of restricted stock awards ...........................................            388,313                   -
                                                                                                 ---------------     ---------------
  End of period.............................................................................         68,383,370          53,745,156
                                                                                                 ===============     ===============
Non-cumulative perpetual preferred shares:
  Beginning and end of period...............................................................          5,000,000           5,000,000
                                                                                                 ---------------     ---------------
Share capital:
Ordinary shares:
  Beginning of period.......................................................................     $          606      $          534
  Issuance to employees on exercise of options..............................................                  -                   3
  Issuance to holders of HyCUs on conversion of purchase contracts..........................                 74                   -
  Issuance to holders of restricted stock awards ...........................................                  4                   -
                                                                                                 ---------------     ---------------
  End of period.............................................................................                684                 537
                                                                                                 ---------------     ---------------
Non cumulative perpetual preferred shares:
  Beginning and end of  period..............................................................            125,000             125,000
                                                                                                 ---------------     ---------------
Additional paid-in capital:
  Beginning of period.......................................................................          1,050,860             893,767
  Issuance to employees on exercise of options..............................................                  -               5,010
  Option and restricted stock unit expense..................................................             10,051               4,645
  Issuance to holders of HyCUs on conversions of purchase contracts.........................            143,675                   -
  Beneficial conversion feature related to convertible cumulative participating preferred
    shares..................................................................................            120,750                   -
  Accretion of beneficial conversion feature related to convertible cumulative participating
    preferred shares........................................................................           (120,750)                  -
  Other.....................................................................................                 43                   -
                                                                                                 ---------------     ---------------
  End of period.............................................................................          1,204,629             903,422
                                                                                                 ---------------     ---------------
Prepaid variable share forward contract:
  Beginning of period ......................................................................                  -                   -
  Prepayment on variable share forward contract.............................................                  -             110,031
                                                                                                 ---------------     ---------------
  End of period.............................................................................                  -             110,031
                                                                                                 ---------------     ---------------
Accumulated other comprehensive loss:
Unrealized depreciation on investments
  Beginning of period.......................................................................            (19,624)            (17,879)
  Change in period (net of tax and deferred acquisition costs)..............................            (82,002)            (94,712)
                                                                                                 ---------------     ---------------
  End of period.............................................................................           (101,626)           (112,591)
                                                                                                 ---------------     ---------------
Cumulative translation adjustment
  Beginning of period.......................................................................             22,826               7,888
  Change in period (net of tax).............................................................              3,390               8,904
                                                                                                 ---------------     ---------------
  End of period.............................................................................             26,216              16,792
                                                                                                 ---------------     ---------------
Effect of adoption of FAS 158
  Beginning and end of period...............................................................             (2,862)                  -
                                                                                                 ---------------     ---------------
Total accumulated other comprehensive loss..................................................     $      (78,272)     $      (95,799)
                                                                                                 ---------------     ---------------

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                                          Six months ended
                                                                                                   --------------------------------
                                                                                                      June 30,           June 30,
                                                                                                       2007               2006
                                                                                                   ---------------    -------------

Retained earnings (deficit):
  Beginning of period.......................................................................           (119,614)            262,402
  Adoption of FIN 48 on January 1, 2007.....................................................            (32,571)                  -
  Net  income (loss)........................................................................             69,478            (107,741)
  Dividends declared on ordinary shares.....................................................                  -              (5,359)
  Dividends declared on non-cumulative perpetual preferred shares...........................             (4,531)             (4,531)
  Imputed dividend on prepaid variable share forward contract ..............................                  -                 (72)
                                                                                                 ---------------     ---------------
  End of period.............................................................................            (87,238)            144,699
                                                                                                 ---------------     ---------------
Total shareholders' equity..................................................................     $    1,164,803      $    1,187,890
                                                                                                 ===============     ===============

       See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                  (Expressed in Thousands of United States dollars)

                                                                                                          Six months ended
                                                                                                   --------------------------------
                                                                                                      June 30,           June 30,
                                                                                                       2007               2006
                                                                                                   ---------------    -------------

Operating activities
Net income (loss)...........................................................................     $       69,478      $     (107,741)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Net realized losses.......................................................................              6,344              24,899
  Change in value of embedded derivatives, net..............................................             (8,891)            (17,512)
  Amortization of discount on investments...................................................              6,085               8,169
  Amortization of deferred acquisition costs................................................             41,642              48,149
  Amortization of present value of in-force business........................................              1,497               1,819
  Changes in assets and liabilities:
    Accrued interest receivable.............................................................             (1,173)            (26,759)
    Reinsurance balances and risk fees receivable...........................................             52,999             151,394
    Deferred acquisition costs..............................................................            (43,171)            (78,642)
    Deferred tax asset and liability........................................................           (163,188)             92,454
    Other assets............................................................................             60,050             (13,571)
    Current income tax receivable and payable...............................................              6,476              (6,043)
    Reserves for future policy benefits, net of amounts recoverable from reinsurers.........             85,196             551,647
    Interest sensitive contract liabilities, net of funds withheld at interest..............             56,749             484,732
    Accounts payable and other liabilities..................................................             57,976             (26,962)
    Other...................................................................................             13,467               6,763
                                                                                                 ---------------     ---------------
  Net cash provided by operating activities.................................................            241,536           1,092,796
                                                                                                 ---------------     ---------------
Investing activities
Purchase of fixed maturity investments......................................................           (455,019)         (3,724,315)
Proceeds from sales of fixed maturity investments...........................................            125,157             510,211
Proceeds from maturity of fixed maturity investments........................................            304,533             222,620
Purchase of preferred stock investments.....................................................             (1,574)             (7,368)
Proceeds from sales and maturity of preferred stock investments.............................              9,982               8,498
Purchase of and proceeds from other investments.............................................              1,203             (10,436)
Other.......................................................................................              2,723              (5,391)
                                                                                                 ---------------     ---------------
  Net cash used in investing activities.....................................................            (12,995)         (3,006,181)
                                                                                                 ---------------     ---------------
Financing activities
Deposits to interest sensitive contract liabilities.........................................              5,628             278,298
Withdrawals from interest sensitive contract liabilities....................................            (65,809)           (131,195)
Net proceeds from issuance of convertible cumulative participating preferred shares.........            556,049                   -
Proceeds from issuance to holders of HyCUs on conversion of purchase contracts..............              7,338                   -
Redemption of convertible preferred shares..................................................             (7,338)                  -
Dividends paid on redemption of convertible preferred shares................................               (222)                  -
Proceeds from collateral finance facility liabilities.......................................             43,169           1,739,480
Repayment of funds drawn down on Stingray ..................................................           (275,000)                  -
Dividends paid on non-cumulative perpetual preferred shares.................................             (4,531)                  -
Proceeds from issuance of ordinary shares...................................................                  4               5,013
Proceeds from prepaid variable share forward contract.......................................                  -             109,959
Proceeds from reverse repurchase agreement..................................................                  -              64,856
Dividends paid on ordinary shares...........................................................                  -              (9,890)
                                                                                                 ---------------     ---------------
  Net cash provided by financing activities.................................................            259,288           2,056,521
                                                                                                 ---------------     ---------------
Net change in cash and cash equivalents.....................................................            487,829             143,136
Cash and cash equivalents, beginning of period..............................................            622,756           1,420,205
                                                                                                 ---------------     ---------------
Cash and cash equivalents, end of period....................................................     $    1,110,585      $    1,563,341
                                                                                                 ===============     ===============

     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  JUNE 30, 2007
                                   (UNAUDITED)



1.    Organization

    On May 7, 2007, we completed the $600.0 million equity investment transaction by MassMutual Capital Partners LLC, ("MassMutual Capital"), a member of the MassMutual Financial Group, and SRGL Acquisition, LDC, ("SRGL LDC"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), announced by us on November 27, 2006 (the "Transaction"). We incurred $44.0 million in closing costs which resulted in aggregate net proceeds of $556.0 million. Pursuant to the Transaction, MassMutual Capital and Cerberus each invested $300.0 million in us in exchange for 500,000 (1,000,000 in the aggregate) newly issued Convertible Cumulative Participating Preferred Shares (see Note 7), which are convertible into 150,000,000 ordinary shares in the aggregate at any time. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares if not previously converted.

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

    Earnings Per Share -- portions of the accompanying unaudited consolidated financial statements have been restated because after the issuance of the Original Report, the Company determined it should restate basic earnings per ordinary share and diluted earnings per ordinary share as reported in the Original Report. The requirement to restate the Company's reported basic earnings per ordinary share and diluted earnings per ordinary share arose from the Company's failure to deduct $120.8 million attributable to the beneficial conversion feature of the Convertible Cumulative Participating Preferred Shares issued on May 7, 2007 in calculating net loss available to ordinary shareholders for the purposes of earnings per share, in accordance with EITF Topic D-98. This deduction is a one time non-cash deemed dividend as a result of the Company's election to accrete the $120.8 million immediately and does not have an effect on net income, comprehensive income or cash flows for the three months and six months ended June 30, 2007, nor does it have an impact on total shareholders' equity as of June 30, 2007.

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


                                                                             Three months ended June 30, 2007
                                                           ------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ---------------------------------

                                                                                                 Corporate
                                                            North America     International       & Other            Total
                                                            -------------     -------------     ------------      -----------
Premiums earned, net.................................        $   430,282       $    16,014      $         -       $   446,296
Investment income, net...............................            153,449             3,037            4,393           160,879
Fee and other income.................................              2,711               753              770             4,234
Net realized gains (losses)..........................             (2,593)              (10)             548            (2,055)
Change in value of embedded derivatives net..........              3,299                 -                -             3,299
                                                             ------------      ------------     ------------      ------------
  Total revenues.....................................            587,148            19,794            5,711           612,653
                                                             ------------      ------------     ------------      ------------

Claims and other policy benefits.....................            375,634            12,614                -           388,248
Interest credited to interest sensitive contract
  liabilities........................................             36,420                 -                -            36,420
Acquisition costs and other insurance expenses, net..             89,657             5,237            1,607            96,501
Operating expenses...................................             13,161            11,455           35,186            59,802
Collateral finance facilities expense................             69,085                 -            6,200            75,285
Interest expense.....................................              3,233                 -            4,801             8,034
                                                             ------------      ------------     ------------      ------------
  Total benefits and expenses........................            587,190            29,306           47,794           664,290
                                                             ------------      ------------     ------------      ------------
Loss before income taxes and minority interest.......        $       (42)      $    (9,512)     $   (42,083)      $   (51,637)
                                                             ============      ============     ============      ============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


4.    Business segments (continued)

                                                                             Three months ended June 30, 2006
                                                           ------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ---------------------------------

                                                                                                 Corporate
                                                            North America     International       & Other            Total
                                                            -------------     -------------     ------------      -----------
Premiums earned, net.................................        $   407,549       $    37,393      $         -       $   444,942
Investment income, net...............................            136,763             8,971            2,243           147,977
Fee and other income.................................              3,879                 -              760             4,639
Net realized gains (losses)..........................             (5,479)           (6,908)           1,089           (11,298)
Change in value of embedded derivatives net..........              7,366                 -                -             7,366
                                                             ------------      ------------     ------------      ------------
  Total revenues.....................................            550,078            39,456            4,092           593,626
                                                             ------------      ------------     ------------      ------------

Claims and other policy benefits.....................            338,626            33,475                -           372,101
Interest credited to interest sensitive contract
  liabilities........................................             55,399                 -                -            55,399
Acquisition costs and other insurance expenses, net..             97,280             6,185            1,407           104,872
Operating expenses...................................             14,538             7,874           16,953            39,365
Collateral finance facilities expense................             45,891                 -            1,345            47,236
Interest expense.....................................              3,038                 -            4,028             7,066
                                                             ------------      ------------     ------------      ------------
  Total benefits and expenses........................            554,772            47,534           23,733           626,039
                                                             ------------      ------------     ------------      ------------
Loss before income taxes and minority interest.......        $    (4,694)      $    (8,078)     $   (19,641)      $   (32,413)
                                                             ============      ============     ============      ============


                                                                              Six months ended June 30, 2007
                                                           ------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ---------------------------------

                                                                                                 Corporate
                                                            North America     International       & Other            Total
                                                            -------------     -------------     ------------      -----------
Premiums earned, net.................................        $   853,653       $    50,857      $         -       $   904,510
Investment income, net...............................            291,368             6,080            5,028           302,476
Fee and other income.................................              6,627               753            1,484             8,864
Net realized losses..................................             (4,998)             (635)            (711)           (6,344)
Change in value of embedded derivatives net..........              8,891                 -                -             8,891
                                                             ------------      ------------     ------------      ------------
  Total revenues.....................................          1,155,541            57,055            5,801         1,218,397
                                                             ------------      ------------     ------------      ------------

Claims and other policy benefits.....................            733,568            38,263                -           771,831
Interest credited to interest sensitive contract
  liabilities........................................             71,722                 -                -            71,722
Acquisition costs and other insurance expenses, net..            176,880            11,158            3,570           191,608
Operating expenses...................................             25,419            21,267           47,696            94,382
Collateral finance facilities expense................            137,941                 -           11,039           148,980
Interest expense.....................................              6,288                 -            5,322            11,610
                                                             ------------      ------------     ------------      ------------
  Total benefits and expenses........................          1,151,818            70,688           67,627         1,290,133
                                                             ------------      ------------     ------------      ------------
Income (loss) before income taxes and minority
  interest...........................................        $     3,723       $   (13,633)     $   (61,826)      $   (71,736)
                                                             ============      ============     ============      ============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


4.   Business segments (continued)

                                                                              Six months ended June 30, 2006
                                                           ------------------------------------------------------------------
                                                                    Life Reinsurance
                                                           ---------------------------------

                                                                                                 Corporate
                                                            North America     International       & Other            Total
                                                            -------------     -------------     ------------      -----------
Premiums earned, net.................................      $      836,467     $       57,496     $            -      $      893,963
Investment income, net...............................             260,704             11,960              4,335             276,999
Fee and other income.................................               6,896                  -              1,476               8,372
Net realized gains (losses)..........................             (19,398)            (8,046)             2,545             (24,899)
Change in value of embedded derivatives net..........              17,512                  -                  -              17,512
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................           1,102,181             61,410              8,356           1,171,947
                                                           ---------------    ---------------    ---------------     ---------------
Claims and other policy benefits.....................             685,906             60,658                  -             746,564
Interest credited to interest sensitive contract
  liabilities........................................              98,100                  -                  -              98,100
Acquisition costs and other insurance expenses, net..             181,688              9,002              1,713             192,403
Operating expenses...................................              29,130             13,651             27,676              70,457
Collateral finance facilities expense................              76,434                  -              1,889              78,323
Interest expense.....................................               5,600                  -              6,359              11,959
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................           1,076,858             83,311             37,637           1,197,806
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes and minority
  interest...........................................      $       25,323     $      (21,901)    $      (29,281)     $      (25,859)
                                                           ===============    ===============    ===============     ===============

                                                                                                     June 30,         December 31,
                                                                                                       2007               2006
                                                                                                    ----------       -------------
Assets
Life Reinsurance
  North America.............................................................................     $   12,115,062      $   12,194,291
  International.............................................................................            452,060             431,222
                                                                                                 --------------      --------------
Total Life Reinsurance......................................................................         12,567,122          12,625,513
Corporate & Other...........................................................................          1,055,425             810,559
                                                                                                 --------------      --------------
Total.......................................................................................     $   13,622,547      $   13,436,072
                                                                                                 ==============      ==============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                  JUNE 30, 2007
                                   (UNAUDITED)


5.    Earnings per ordinary share (restated)

    The following table sets forth the computation of basic and diluted earnings per ordinary share under the two-class method and the if converted method, respectively, as required under SFAS Statement No. 128 ("SFAS No. 128"), "Earnings Per Share" and EITF No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128." Subsequent to the issue of the form 10-Q for the period ended June 30, 2007 the Company determined that in accordance with EITF 98-5, the non-cash beneficial conversion feature recorded on issue of the Convertible Cumulative Participating Preferred Shares amounting to $120.8 million is to be treated as a deemed dividend and deducted from income available to ordinary shareholders' for the purposes of calculating earnings per share. Accordingly, we have included this deemed dividend in our calculation of income available to ordinary shareholders and restated our calculations of earnings per share in the table below. The non-cash deemed dividend did not have an effect on net earnings or cash flows for the six months ended June 30, 2007 nor did it have an impact on total shareholders equity as of that date.

    Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to Convertible Cumulative Participating Preferred Shares for the period or portion of the period that this security is outstanding.

    Losses are not allocated to Convertible Cumulative Participating Preferred Shares. Under the provisions of SFAS No. 128, basic earnings per share are computed by dividing the net income available to ordinary shareholders by the weighted average number of shares of our ordinary shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of ordinary shares outstanding plus the diluted effect of potential ordinary shares in accordance with the if converted method. In accordance with SFAS No. 128, the exercise of options and warrants or conversion of convertible securities is not assumed unless it would reduce earnings per share or increase loss per share.

                                                                     Three months ended                Six months ended
                                                                 -------------------------       -------------------------
                                                                   June 30,      June 30,          June 30,     June 30,
                                                                     2007          2006              2007         2006
                                                                 ------------  -----------       ------------  -----------

Numerator:
Net income (loss)....................................      $    102,690     $   (121,590)    $     69,478      $   (107,741)
Dividend declared on non-cumulative perpetual
  preferred shares...................................            (2,265)          (2,265)          (4,531)           (4,531)
Dividend deemed or beneficial conversion feature.....          (120,750)               -         (120,750)                -
Imputed dividend on prepaid variable share forward
  contract ..........................................                 -              (72)               -               (72)
                                                           -------------    -------------    -------------     -------------
Net loss attributable to ordinary shareholders
  (restated).........................................      $    (20,325)    $   (123,927)    $    (55,803)     $   (112,344)
                                                           =============    =============    =============     =============

Denominator:
Denominator for basic and diluted loss per ordinary
  share - weighted average number of
  ordinary shares....................................        68,195,614       53,720,242       66,204,855        53,578,152
Basic loss per ordinary share (restated).............      $      (0.30)    $      (2.31)    $      (0.84)     $      (2.10)
                                                           =============    =============    =============     =============
Diluted loss per ordinary share (restated)...........      $      (0.30)    $      (2.31)    $      (0.84)     $      (2.10)
                                                           =============    =============    =============     =============


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

    As discussed in Note 12 to the consolidated financial statements in the 2006 Annual Report, at December 31, 2006 we had a valuation allowance of $304.9 million established against our deferred tax assets. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of our deferred tax assets, will not be realized. Our valuation allowance decreased by approximately $27.3 million during the three months ended March 31, 2007 to $277.6 million, including the impact of first quarter activity, the impact from applying FIN 48 and other adjustments.

    In the second quarter, our valuation allowance decreased by approximately $203.6 million to $74.0 million. A majority of the valuation release is attributable to the expected utilization of net operating loss carryforwards at the U.S. consolidated tax life group to offset significant current year taxable income generated from the redomestication of Orkney Re, Inc. from South Carolina to Delaware, which occurred in May 2007. We redomesticated Orkney Re, Inc. to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney Re, Inc. and our principle U.S. operating subsidiary, Scottish Re (U.S.), Inc., subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. The net operating loss carryforwards which were previously written off via a valuation allowance, could now be used as an offsetting valuation allowance release. Other significant activity which offsets the valuation allowance release includes; the write down of a portion of the U.S. non-life tax group's deferred tax asset in conjunction with the provision of
Section 382, as discussed below; and a valuation allowance recorded on the U.K. and Singapore deferred taxes. As of the end of the second quarter of 2007, the majority of our deferred tax assets of the U.S. consolidated tax life group are no longer net operating losses, which in previous periods were subject to a restricted carryforward period. The remaining gross deferred tax asset is supported principally by the reversal of deferred tax liabilities, and, to a much lesser extent, tax planning strategies for which management believes that it is more likely than not that the deferred tax assets will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters. Due to the negative evidence that still exists at June 30, 2007 and our inability to rely on future taxable income tax projections we have maintained a full valuation allowance against our remaining net deferred tax asset in the U.S., U.K., Ireland and Singapore.


    Section 382 event

    The investments made by MassMutual Capital and Cerberus on May 7, 2007 qualify as a change in ownership under Section 382 of the Internal Revenue Code.
Section 382 operates to limit the future deduction of net operating losses that were in existence as of the change in ownership. As a result of this limitation, the Company has written off $130.9 million of net operating losses that it will be unable to utilize prior to expiration with respect to its U.S. entities. Because the Company had previously established a valuation allowance against these net operating losses, there is not a significant tax expense associated with Section 382 limitations.

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

    We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. As of June 30, 2007, we remained subject to examination in the following major tax jurisdictions for the years indicated below:


        Major Tax Jurisdictions                        Open Years
        -----------------------                        ----------
        U.S.
          Life Group...............................    2001 through 2006
          Non-Life Group...........................    2005 through 2006
        Ireland....................................    2002 through 2006
        U.K........................................    2001 through 2006


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

    The Convertible Cumulative Participating Preferred Shares conversion price ($4.00 per ordinary share) was lower than the trading value of $4.66 of our ordinary shares on the date of issue. This discount has been accounted for as an embedded beneficial conversion feature in accordance with EITF 98-5, Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios, and EITF 00-27, Application of Issue No. 98-5 to Certain Convertible Instruments. Accordingly the Company recognized a $120.8 million embedded beneficial conversion feature, which reduced the Convertible Cumulative Participating Preferred Share issue amount shown in Mezzanine Equity and increased the amount of additional paid in capital. Under the accounting guidance above, the Company had the choice to accrete the full intrinsic value of the embedded beneficial conversion feature out of retained earnings over the nine year term of the shares or immediately due to the ability of the holders to convert at their option at any time. Given the ability of the holders to convert at any time, the Company has elected to accrete the full intrinsic value of the embedded beneficial conversion feature on the date of issue. As the Company did not have any retained earnings on the date of issue, this has resulted in the $120.8 million beneficial conversion feature being accreted out of additional paid in capital into Mezzanine Equity.


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

    Option activity under the Option Plans for the three and six months ended June 30, 2007 is as follows:

                                            Three months ended  Six months ended
                                              June  30, 2007      June 30, 2007
                                            ------------------  ----------------
    Outstanding, beginning of period......      1,637,919           1,717,519
    Cancelled.............................       (146,100)           (225,700)
                                              ------------        ------------
    Outstanding, end of period............      1,491,819           1,491,819
                                              ============        ============
    Options exercisable, end of period....      1,491,819           1,491,819
                                              ============        ============

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

    Restricted share award activity under the 2004 ECP Plan for the three and six months ended June 30, 2007 is as follows:

                                            Three months ended  Six months ended
                                              June  30, 2007      June 30, 2007
                                            ------------------  ----------------
    Outstanding, beginning of period......          626,726           634,002
    Granted for dividends earned..........            4,425             4,425
    Exercised.............................                -              (775)
    Cancelled.............................         (242,838)         (249,339)
                                                ------------      ------------
    Outstanding, May 7, 2007..............          388,313           388,313
    Ordinary shares issued, May 14, 2007..          388,313           388,313
                                                ============      ============
    Outstanding, end of period............                -                 -
                                                ============      ============

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


10.    Subsequent event (continued)

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

       o the impact of adjustments to previous financial estimates arising from our process improvement program under which, we among other things, enhance the automation of our reporting, valuation and administrative tools (cedant and retrocession accounting);

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

Overview

    See the introduction to "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in our 2006 Annual Report.

Status of Financial Strength and Credit Ratings

    As of August 13, 2007, our insurer financial strength and credit ratings are as follows:

                                                                   Moody's
                                      A.M. Best      Fitch        Investors       Standard
                                     Company (1)   Ratings (1)    Service (2)   & Poor's (3)
                                     -----------   -----------    -----------   ------------
Insurer Financial Strength Ratings:
----------------------------------
Scottish Annuity & Life Insurance
  Company (Cayman) Ltd............       B+           BBB-           Baa3          BB+
Scottish Re (U.S.), Inc...........       B+           BBB-           Baa3          BB+
Scottish Re Limited...............       B+           BBB-              -          BB+
Scottish Re Life Corporation......       B+              -              -          BB+

Scottish Re Group Limited
-------------------------
  Credit Ratings:
  --------------
Senior unsecured..................      bb-            BB-            Ba3           B+
Preferred stock...................       B               B             B2          CCC+

------------------------------

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

Critical Accounting Policies

    See the discussion of our Critical Accounting Policies in Item 7 of our 2006 Annual Report.

Results of Operations

    All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                                  Three months ended                 Six months ended
                                                               -------------------------        ---------------------------
                                                                 June 30,       June 30,          June 30,        June 30,
                                                                   2007           2006              2007            2006
                                                               ------------   -----------       ------------    -----------
Premiums earned, net.................................      $    446,296     $    444,942     $    904,510      $    893,963
Investment income, net...............................           160,879          147,977          302,476           276,999
Fee and other income.................................             4,234            4,639            8,864             8,372
Net realized losses..................................            (2,055)         (11,298)          (6,344)          (24,899)
Change in value of embedded derivatives, net.........             3,299            7,366            8,891            17,512
                                                           -------------    -------------    -------------     -------------
  Total revenues.....................................           612,653          593,626        1,218,397         1,171,947
                                                           -------------    -------------    -------------     -------------

Claims and other policy benefits.....................           388,248          372,101          771,831           746,564
Interest credited to interest sensitive contract
  liabilities........................................            36,420           55,399           71,722            98,100
Acquisition costs and other insurance expenses, net..            96,501          104,872          191,608           192,403
Operating expenses...................................            59,802           39,365           94,382            70,457
Collateral finance facilities expense................            75,285           47,236          148,980            78,323
Interest expense.....................................             8,034            7,066           11,610            11,959
                                                           -------------    -------------    -------------     -------------
  Total benefits and expenses........................           664,290          626,039        1,290,133         1,197,806
                                                           -------------    -------------    -------------     -------------
Loss before income taxes and minority interest.......           (51,637)         (32,413)         (71,736)          (25,859)
Income tax benefit (expense).........................           154,321          (89,043)         140,940           (81,586)
                                                           -------------    -------------    -------------     -------------
Income (loss) before minority interest...............           102,684         (121,456)          69,204          (107,445)
Minority interest....................................                 6             (134)             274              (296)
                                                           -------------    -------------    -------------     -------------
Net income (loss) ...................................           102,690         (121,590)          69,478          (107,741)
Dividend declared on non-cumulative perpetual
  preferred shares...................................            (2,265)          (2,265)          (4,531)           (4,531)
 Deemed dividend on beneficial conversion feature....          (120,750)               -         (120,750)                -
Imputed dividend on prepaid variable share forward
  contract...........................................                 -              (72)               -               (72)
                                                           -------------    -------------    -------------     -------------
Net loss attributable to ordinary shareholders
  (as restated)......................................      $    (20,325)    $   (123,927)    $    (55,803)     $   (112,344)
                                                           =============    =============    =============     =============


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

    Investment income increased by 9% to $160.9 million in the three months ended June 30, 2007 compared to $148.0 million in the same period in 2006. The increase is principally due to higher interest rates and the level of our average invested assets, including the equity investment net proceeds of $556.0 million received in connection with the closing of the Transaction. with MassMutual Capital Partners LLC ("MassMutual Capital"), a member of the MassMutual Financial Group, and affiliates of Cerberus Capital Management, L.P. ("Cerberus"), (the "Transaction"). In the prior year, our invested assets increased due to the closing of the Ballantyne Re securitization in May 2006 which contributed $1.7 billion in invested assets and the closing of a $560.0 million annuity contract, which was subsequently recaptured in the third quarter of 2006.

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

Segment Operating Results

Life Reinsurance North America

                                                                  Three months ended                 Six months ended
                                                               -------------------------        ---------------------------
                                                                 June 30,       June 30,          June 30,        June 30,
                                                                   2007           2006              2007            2006
                                                               ------------   -----------       ------------    -----------
Premiums earned, net.................................      $    430,282     $    407,549     $    853,653      $    836,467
Investment income, net...............................           153,449          136,763          291,368           260,704
Fee and other income.................................             2,711            3,879            6,627             6,896
Net realized losses..................................            (2,593)          (5,479)          (4,998)          (19,398)
Change in value of embedded derivatives, net.........             3,299            7,366            8,891            17,512
                                                           -------------    -------------    -------------     -------------
  Total revenues.....................................           587,148          550,078        1,155,541         1,102,181
                                                           -------------    -------------    -------------     -------------

Claims and other policy benefits.....................           375,634          338,626          733,568           685,906
Interest credited to interest sensitive contract
  liabilities........................................            36,420           55,399           71,722            98,100
Acquisition costs and other insurance expenses, net..            89,657           97,280          176,880           181,688
Operating expenses...................................            13,161           14,538           25,419            29,130
Collateral finance facilities expense................            69,085           45,891          137,941            76,434
Interest expense.....................................             3,233            3,038            6,288             5,600
                                                           -------------    -------------    -------------     -------------
  Total benefits and expenses........................           587,190          554,772        1,151,818         1,076,858
                                                           -------------    -------------    -------------     -------------
Income (loss) before income taxes and
  minority interest..................................      $        (42)    $     (4,694)    $      3,723      $     25,323
                                                           =============    =============    =============     =============


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

    Net investment income increased by 12% to $153.4 million in the three months ended June 30, 2007 from $136.8 million in the same period in 2006. The increase is principally due to the growth in average invested assets, but also results from higher interest rates. Our total invested assets have increased significantly due to the proceeds of our Regulation XXX transaction that closed in May 2006. The Ballantyne Re securitization, contributed approximately $1.7 billion of additional invested assets. As a result, investment income from the non-annuity-related portfolios was $22.8 million higher than the prior year quarter. Also contributing to the favorable variance is $9.5 million higher investment income on a significant equity-indexed annuity treaty. This treaty's large variance in investment income is substantially offset by fluctuations in reserves, interest credited and net acquisition costs. Partially offsetting these favorable variances are a $9.6 million reduction due to the third quarter 2006 termination of four funding agreements, and a $5.5 million reduction driven primarily by declining account values for certain significant annuity treaties due to higher surrender levels beginning in mid-2006. Yields on the portfolio managed by our external investment managers relating to fixed rate assets were 5.37% and 5.33% at June 30, 2007 and 2006, respectively. Yields on floating rate assets are indexed to LIBOR and increased to 5.80% at June 30, 2007 from 5.78% at June 30, 2006.

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

Life Reinsurance International

                                                                  Three months ended               Six months ended
                                                              -------------------------      ---------------------------
                                                                June 30,       June 30,        June 30,        June 30,
                                                                  2007           2006            2007            2006
                                                              ------------   -----------     ------------    -----------
Premiums earned, net.................................      $    16,014     $    37,393     $    50,857      $    57,496
Investment income, net...............................            3,037           8,971           6,080           11,960
Fee and other income.................................              753               -             753                -
Net realized losses..................................              (10)         (6,908)           (635)          (8,046)
                                                           ------------    ------------    ------------     ------------
  Total revenues.....................................           19,794          39,456          57,055           61,410
                                                           ------------    ------------    ------------     ------------
Claims and other policy benefits.....................           12,614          33,475          38,263           60,658
Acquisition costs and other insurance  expenses, net.            5,237           6,185          11,158            9,002
Operating expenses...................................           11,455           7,874          21,267           13,651
                                                           ------------    ------------    ------------     ------------
  Total benefits and expenses........................           29,306          47,534          70,688           83,311
                                                           ------------    ------------    ------------     ------------
Loss before income taxes and minority interest.......      $    (9,512)    $    (8,078)    $   (13,633)     $   (21,901)
                                                           ============    ============    ============     ============

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


Corporate & Other

                                                                  Three months ended               Six months ended
                                                              -------------------------      ---------------------------
                                                                June 30,       June 30,        June 30,        June 30,
                                                                  2007           2006            2007            2006
                                                              ------------   -----------     ------------    -----------
Investment income, net...............................      $     4,393     $     2,243     $     5,028      $     4,335
Fee and other income.................................              770             760           1,484            1,476
Net realized gains (losses) .........................              548           1,089            (711)           2,545
                                                           ------------    ------------    ------------     ------------
  Total revenues.....................................            5,711           4,092           5,801            8,356
                                                           ------------    ------------    ------------     ------------

Acquisition costs and other insurance  expenses, net.            1,607           1,407           3,570            1,713
Operating expenses...................................           35,186          16,953          47,696           27,676
Collateral finance facilities expense................            6,200           1,345          11,039            1,889
Interest expense.....................................            4,801           4,028           5,322            6,359
                                                           ------------    ------------    ------------     ------------
  Total benefits and expenses........................           47,794          23,733          67,627           37,637
                                                           ------------    ------------    ------------     ------------
Loss before income taxes.............................      $   (42,083)    $   (19,641)    $   (61,826)     $   (29,281)
                                                           ============    ============    ============     ============

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

    Interest expense increased by 19% to $4.8 million in the three months ended June 30, 2007 from $4.0 million in the same period in 2007. The increase is primarily due to a $4.7 million of expenses incurred relating to an interim term loan facility put in place by MassMutual Capital and an affiliate of Cerberus between shareholder approval of the Transaction and closing of the Transaction. Of the incremental expenses, $2.6 million of these expenses incurred were paid to an affiliate of Cerberus in connection with the interim term loan facility. Such loan facility was terminated in connection with closing the Transaction. The prior year quarter interest relates to facilities no longer in use in the current year, including the unsecured credit facility, the 4.5% Senior Convertible Note, a reverse repurchase security agreement, and the 1% dividend payable on the Convertible Preferred Shares.

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

    Income tax benefit in the six months ended June 30, 2007 was $140.9 million compared to income tax expense of $81.6 million in the same period in 2006. The change in our effective tax rate in the six months ended June 30, 2007 compared to the same period in 2006 is primarily related to the release of a $230.8 million valuation allowance primarily related to the valuation allowance movement during the second quarter of 2007 and the impact on the valuation allowance during the first quarter related to the implementation of FIN 48.

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

                                                 Quarter ended
                                                 June 30, 2007
                                                 -------------
       Portfolio performance..............          0.40%
       Customized index...................          0.27%
       Lehman Brothers Global Bond Index..         -0.89%
       S&P 500............................          6.28%


    The following table presents the fixed income investment portfolio credit exposure by Standard & Poor's ratings, where available, and otherwise by ratings provided by other agencies.

                                         June 30, 2007               December 31, 2006
                                         -------------             ---------------------
       Ratings                           $ in millions     %       $ in millions      %
       -------                           -------------   ------    -------------   ------
       AAA..........................     $  3,726.7       41.2%    $  3,350.5       38.5%
       AA...........................        2,441.4       27.0        2,353.1       27.0
       A                                    2,019.8       22.3        2,050.9       23.6
       BBB..........................          830.8        9.2          918.5       10.6
       BB or below..................           22.6        0.3           24.9        0.3
                                         ----------      ------    ----------      ------
       Total........................     $  9,041.3      100.0%    $  8,697.9      100.0%
                                         ==========      ======    ==========      ======


    The following table illustrates the fixed income investment portfolio sector exposure.

                                         June 30, 2007               December 31, 2006
                                         -------------             ---------------------
       Sector                            $ in millions     %       $ in millions      %
       -------                           -------------   ------    -------------   ------
       U.S. Treasury securities and
         U.S. government agency
         obligations................     $     63.1        0.7%    $     68.0        0.8%
       Corporate securities.........        2,683.8       29.7        2,700.5       31.1
       Municipal bonds..............           51.1        0.6           52.2        0.6
       Mortgage and asset backed
         securities.................        5,179.6       57.3        5,244.8       60.3
       Preferred stock..............          104.8        1.1          116.9        1.3
                                         ----------      ------    ----------      ------
                                            8,082.4       89.4        8,182.4       94.1
       Cash.........................          958.9       10.6          515.5        5.9
                                         ----------      ------    ----------      ------
       Total........................     $  9,041.3      100.0%    $  8,697.9      100.0%
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

                                                                          June 30, 2007
                                                                        ($ in thousands)
                                       --------------------------------------------------------------------------------------
                                                                       Equal to or greater
                                          Less than 12 months             than 12 months                     Total
                                       -------------------------     ------------------------   -----------------------------
                                       Estimated     Unrealized      Estimated     Unrealized    Estimated       Unrealized
                                       fair value       loss         fair value       loss       fair value         loss
                                       ----------   ------------     ----------    -----------   -----------     ----------
Investment grade securities:
---------------------------
CMO ............................       $  514,010   $    (5,924)     $  288,345     $ (10,207)   $   802,355       $ (16,131)
Corporates .....................        1,048,005       (38,146)        946,976       (47,116)     1,994,981         (85,262)
Governments ....................           32,959        (1,474)         27,640        (1,636)        60,599          (3,110)
MBS ............................           36,262          (993)        131,506        (6,143)       167,768          (7,136)
Municipals .....................           14,444          (345)         27,242        (1,083)        41,686          (1,428)
Other structured
 securities ....................        1,713,677       (19,759)        650,033       (16,898)     2,363,710         (36,657)
Preferred stocks ...............           20,343          (768)         86,927        (3,806)       107,270          (4,574)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Total Investment grade
 securities ....................        3,379,700       (67,409)      2,158,669       (86,889)     5,538,369        (154,298)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Below investment grade securities:
---------------------------------
Corporates .....................              515            (5)         13,565          (548)        14,080            (553)
Other structured
 securities ....................            1,059          (834)            166          (114)         1,225            (948)
Preferred stock ................              324            (1)            952           (69)         1,276             (70)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Total below investment
 grade securities ..............            1,898          (840)         14,683          (731)        16,581          (1,571)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Total ..........................       $3,381,598   $   (68,249)     $2,173,352    $  (87,620)   $ 5,554,950       $(155,869)
                                       ==========   ============     ==========    ===========   ===========       ==========

                                                                        December 31,2006
                                                                        ($ in thousands)
                                       --------------------------------------------------------------------------------------
                                                                       Equal to or greater
                                          Less than 12 months             than 12 months                     Total
                                       -------------------------     ------------------------   -----------------------------
                                       Estimated     Unrealized      Estimated     Unrealized    Estimated       Unrealized
                                       fair value       loss         fair value       loss       fair value         loss
                                       ----------   ------------     ----------    -----------   -----------     ----------
Investment grade securities:
---------------------------
CMO..............................      $  369,457   $     (2,365)    $  252,252    $   (6,327)   $   621,709     $    (8,692)
Corporates.......................         750,806        (15,690)       864,053       (29,078)     1,614,859         (44,768)
Governments......................          35,805           (615)        21,072          (752)        56,877          (1,367)
MBS..............................          12,116           (136)       138,992        (4,674)       151,108          (4,810)
Municipal........................          19,865           (187)        18,013          (640)        37,878            (827)
Other structured securities......         415,596         (2,511)       613,974       (11,735)     1,029,570         (14,246)
Preferred stock..................          12,246           (295)        95,646        (3,181)       107,892          (3,476)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Total investment grade
  securities.....................      $1,615,891   $    (21,799)    $2,004,002    $  (56,387)   $ 3,619,893     $   (78,186)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Below investment grade securities:
---------------------------------
Corporates.......................      $    3,416   $        (58)    $   14,975    $     (570)   $    18,391     $      (628)
Other structured securities......           1,405           (421)         1,256          (662)         2,661          (1,083)
Preferred stock..................               -              -            664           (33)           664             (33)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Total below investment grade
  securities.....................           4,821           (479)        16,895        (1,265)        21,716          (1,744)
                                       ----------   ------------     ----------    -----------   -----------       ----------
Total............................      $1,620,712   $    (22,278)    $2,020,897    $  (57,652)   $ 3,641,609     $   (79,930)
                                       ==========   ============     ==========    ===========   ===========       ==========


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

    The following tables illustrate analysis of the unrealized losses at June 30, 2007 and December 31, 2006 by industry:

                                                                               June 30, 2007
                                                                             ($ in thousands)
                                      --------------------------------------------------------------------------------------
                                           Amortized                  Estimated Fair                Unrealized
                                             Cost           %             Value           %            Loss            %
                                           ---------     --------     --------------   --------     ----------     ---------
Industry
--------
Mortgage and asset backed
  securities.....................      $    3,395,931      59.4%     $    3,335,059     60.0%     $     (60,872)      39.1%
Banking..........................             376,544       6.6             363,548      6.5            (12,996)       8.3
Communications...................             216,208       3.8             204,748      3.7            (11,460)       7.3
Consumer non-cyclical............             186,443       3.3             176,061      3.2            (10,382)       6.7
Brokerage........................             176,818       3.1             169,651      3.1             (7,167)       4.6
Insurance........................             167,447       2.9             161,692      2.9             (5,755)       3.7
Consumer cyclical................             164,301       2.9             157,189      2.8             (7,112)       4.6
Finance Companies................             164,384       2.9             157,035      2.8             (7,349)       4.7
Electric.........................             136,357       2.4             131,563      2.4             (4,794)       3.1
Other*...........................             726,386      12.7             698,404     12.6            (27,982)      17.9
                                       --------------     ------     --------------    ------     --------------     ------
Total............................      $    5,710,819     100.0%     $    5,554,950    100.0%     $    (155,869)     100.0%
                                       ==============     ======     ==============    ======     ==============     ======


                                                                            December 31, 2006
                                                                             ($ in thousands)
                                          ----------------------------------------------------------------------------------
                                           Amortized                  Estimated Fair                Unrealized
                                             Cost           %             Value           %            Loss           %
                                          -----------    --------    ---------------   --------     ----------     ---------
Industry
--------
Mortgage and asset backed
  securities.....................      $    1,833,878      49.3%     $    1,805,047     49.6%     $     (28,831)       36.1%
Banking..........................             302,782       8.1             296,225      8.1             (6,557)        8.2
Communications...................             204,320       5.5             196,181      5.4             (8,139)       10.2
Consumer non-cyclical............             153,941       4.1             148,277      4.1             (5,664)        7.1
Insurance........................             137,378       3.7             134,516      3.7             (2,862)        3.6
Financial companies..............             126,646       3.4             124,233      3.4             (2,413)        3.0
Consumer cyclical................             127,643       3.5             123,455      3.4             (4,188)        5.2
Other*...........................             834,951      22.4             813,675     22.3            (21,276)       26.6
                                       --------------     ------     --------------    ------     ---------------     ------
Total............................      $    3,721,539     100.0%     $    3,641,609    100.0%     $     (79,930)      100.0%
                                       ==============     ======     ==============    ======     ===============     ======

* Other industries represent less than 3% of the estimated fair value.

    The expected maturity dates of our fixed maturity investments that have an unrealized loss at June 30, 2007 and December 31, 2006 are presented in the tables below.

                                                                               June 30, 2007
                                                                             ($ in thousands)
                                      --------------------------------------------------------------------------------------
                                           Amortized                    Estimated                   Unrealized
                                             Cost           %           Fair Value        %             Loss          %
                                          -----------    --------    ---------------   --------     ----------     ---------
Maturity
--------
Due in one year or less..........      $      474,343       8.3%     $     467,557       8.4%     $     (6,786)       4.4%
Due in one through five years....           2,718,053      47.6          2,678,427      48.2           (39,626)      25.4
Due in five through ten years....           1,433,850      25.1          1,385,793      25.0           (48,057)      30.8
Due after ten years..............           1,084,573      19.0          1,023,173      18.4           (61,400)      39.4
                                       --------------     ------     -------------     ------     -------------     ------
Total............................      $    5,710,819     100.0%     $   5,554,950     100.0%     $   (155,869)     100.0%
                                       ==============     ======     =============     ======     =============     ======

                                                                            December 31, 2006
                                                                             ($ in thousands)
                                          ----------------------------------------------------------------------------------
                                           Amortized                    Estimated                   Unrealized
                                             Cost           %           Fair Value        %            Loss           %
                                          -----------    --------    ---------------   --------     ----------     ---------
Maturity
--------
Due in one year or less..........      $      337,455       9.1%     $      334,582       9.2%     $     (2,873)       3.6%
Due in one through five years....           1,401,180      37.6           1,377,519      37.8           (23,661)      29.6
Due in five through ten years....           1,206,367      32.4           1,179,292      32.4           (27,075)      33.9
Due after ten years..............             776,537      20.9             750,216      20.6           (26,321)      32.9
                                       --------------     ------     -------------     ------      -------------     ------
Total............................      $    3,721,539     100.0%     $    3,641,609     100.0%     $    (79,930)     100.0%
                                       ==============     ======      =============     ======     =============     ======


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

                                                              Three months ended June 30, 2007
                                                                      ($ in thousands)
                       -------------------------------------------------------------------------------------------------------------
                             Credit Concern              Relative Value                 Tactical                     Total
                       ------------------------   ------------------------   ------------------------   ----------------------------
                         Proceeds        Loss       Proceeds        Loss       Proceeds        Loss        Proceeds       Loss
                         --------        ----       --------        ----       --------        ----        --------       ----
Days
----
0-90...............    $    2,447    $     (28)   $    1,209    $     (50)   $   93,829    $     (76)   $   97,485    $    (154)
91-180.............             -            -           939          (55)          147           (2)        1,086          (57)
181-270............         2,374          (33)            -            -           501           (2)        2,875          (35)
Greater than 270...         7,064         (163)            -            -         5,159         (223)       12,223         (386)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total..............    $   11,885    $    (224)   $    2,148    $    (105)   $   99,636    $    (303)   $  113,669    $    (632)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========

                                                              Three months ended June 30, 2006
                                                                      ($ in thousands)
                       -------------------------------------------------------------------------------------------------------------
                             Credit Concern              Relative Value                 Tactical                     Total
                       ------------------------   ------------------------   ------------------------   ----------------------------
                         Proceeds        Loss      Proceeds        Loss        Proceeds        Loss        Proceeds       Loss
                         --------        ----      --------        ----        --------        ----        --------       ----
Days
----
0-90...............    $    5,077    $    (803)   $  141,095    $  (3,886)   $   28,259    $    (207)   $  174,431    $  (4,896)
91-180.............         1,375          (22)        1,056          (50)       10,016         (244)       12,447         (316)
181-270............         1,948         (120)          844          (15)        3,899         (126)        6,691         (261)
Greater than 270...         1,239          (38)          960          (56)        3,834         (215)        6,033         (309)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total..............    $    9,639    $    (983)   $  143,955    $  (4,007)   $   46,008    $    (792)   $  199,602    $  (5,782)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========

                                                               Six months ended June 30, 2007
                                                                      ($ in thousands)
                       -------------------------------------------------------------------------------------------------------------
                             Credit Concern              Relative Value                 Tactical                     Total
                       ------------------------   ------------------------   ------------------------   ----------------------------
                         Proceeds        Loss        Proceeds        Loss      Proceeds        Loss      Proceeds       Loss
                         --------        ----        --------        ----      --------        ----      --------       ----
Days
----
0-90...............    $    3,666    $     (64)   $    1,209    $     (50)   $  167,265    $    (147)   $  172,140    $    (261)
91-180.............             -            -         1,639          (72)        1,300          (20)        2,939          (92)
181-270............         2,374          (33)            -            -         1,314           (7)        3,688          (40)
Greater than 270...        10,121         (374)        3,278          (34)       10,362         (248)       23,761         (656)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total..............    $   16,161    $    (471)   $    6,126    $    (156)   $  180,241    $    (422)   $  202,528    $  (1,049)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========


                                                               Six months ended June 30, 2006
                                                                      ($ in thousands)
                       -------------------------------------------------------------------------------------------------------------
                             Credit Concern              Relative Value                 Tactical                     Total
                       ------------------------   ------------------------   ------------------------   ----------------------------
                         Proceeds        Loss      Proceeds        Loss        Proceeds        Loss        Proceeds       Loss
                         --------        ----      --------        ----        --------        ----        --------       ----
Days
----
0-90...............    $    7,897    $    (822)   $  193,774    $  (3,907)   $   69,781    $    (378)   $  271,452    $  (5,107)
91-180.............         4,105          (81)       10,692         (316)       23,648         (619)       38,445       (1,016)
181-270............         8,072         (798)        2,099          (34)        4,755         (173)       14,926       (1,005)
Greater than 270...         3,539         (352)       15,012         (360)       13,586         (391)       32,137       (1,103)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total..............    $   23,613    $  (2,053)   $  221,577    $  (4,617)   $  111,770    $  (1,561)   $  356,960    $  (8,231)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========

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

                                           June 30, 2007           December 31, 2006
                                       ----------------------    ---------------------
     Ratings                           $ in millions     %       $ in millions      %
     -------                           -------------   ------    -------------   ------
     AAA ........................      $    412.2       24.2%    $    427.5       22.1%
     AA .........................           168.4        9.9          166.6        8.6
     A ..........................           463.8       27.3          561.1       29.0
     BBB ........................           509.1       29.9          605.6       31.3
     BB or below ................            57.8        3.4           75.1        3.9
                                       ----------      ------    ----------      ------
                                          1,611.3       94.7        1,835.9       94.9
     Commercial mortgage loans...            90.0        5.3           98.8        5.1
                                       ----------      ------    ----------      ------
     Total ......................      $  1,701.3      100.0%    $  1,934.7      100.0%
                                       ==========      ======    ==========      ======

    According to data provided by our ceding companies, the following table reflects the market value of assets backing the funds withheld at interest portfolio by sector.


                                       June 30, 2007               December 31, 2006
                                       -------------             ---------------------
     Sector                            $ in millions     %       $ in millions       %
     -------                           -------------   ------    -------------   ------
     U.S. Treasury securities and
       U.S. government agency
       obligations................     $      38.4      2.3%     $      58.8       3.0%
     Corporate securities.........         1,128.9     66.4          1,321.1      68.3
     Municipal bonds..............            29.1      1.7             29.9       1.6
     Mortgage and asset backed
       securities.................           441.2     25.9            463.4      24.0
     Commercial mortgage loans....            90.1      5.3             98.9       5.1
     Preferred stock..............             2.6      0.1              2.6       0.1
                                       -----------    ------     -----------     ------
                                           1,730.3    101.7          1,974.7     102.1
     Cash.........................           (29.0)    (1.7)           (40.0)     (2.1)
                                       ------------   ------     ------------    ------
     Total........................     $   1,701.3    100.0%     $   1,934.7     100.0%
                                       ============   ======     ============    ======


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

    As part of our second quarter impairment process, we marked down subprime bonds with a book value of $13.5 million, realizing losses of $3.3 million. The unrealized loss of our subprime holdings was $14.6 million, or 0.7% of the amortized cost of our subprime holdings at June 30, 2007. As a result of market value reductions from June 30, 2007 to July 31, 2007, we estimate that unrealized losses increased to approximately $111.0 million, or 5.4% of book value of our subprime holdings and is 1.0% of our investment portfolio. As subprime loan performance has deteriorated, the market has become increasingly illiquid and unbalanced, with an absence of buyers, causing prices to be well below what we and our third party investment managers regard as the true fundamental value.

    The following table shows the amortized costs of our sub-prime exposure by rating and vintage:

                                                       As at June 30, 2007
                                                         ($ in millions)
                   ------------------------------------------------------------------------------------------------
                                                             Vintage
                   ------------------------------------------------------------------------------------------------
                       Years
                       ended
                      December                       Six            Six           Six
                      31, 1997        Year          months         months        months
                         to           ended         ended          ended         ended                      % of
                      December      December        June          December       June                     Investment
Rating                31, 2004      31, 2005      30, 2006        31, 2006      30, 2007      Total       Portfolio
------             -------------    ---------     ----------      ---------    ----------    ---------    -----------
AAA.............   $       69.9     $   87.8      $   133.8       $  146.3     $    18.5     $  456.3           4.2%
AA..............          129.4        198.8          478.5          240.8          29.9      1,077.4           9.8%
A+..............            3.9        122.4           19.4           14.1          19.3        179.1           1.6%
A...............           37.2         15.0           75.3          123.5          13.4        264.4           2.4%
A-..............           25.3          6.0            5.6            7.0             -         43.9           0.4%
BBB+ and lower..           32.2          3.5            6.4              -             -         42.1           0.4%
                   -------------    ---------     ----------      ---------     ---------    ---------    -----------
Total...........   $      297.9     $  433.5       $  719.0       $  531.7      $   81.1      $2,063.2         18.8%
                   =============    =========     ==========      =========    ==========    =========    ===========
% of investment
   portfolio....            2.7%         4.0%           6.6%           4.8%          0.7%        18.8%
                   -------------    ---------     ----------      ---------      --------     --------


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

    The following table shows the amortized costs of our Alt-A RMBS exposure by rating and vintage:

                                                         As at June 30, 2007
                                                           ($ in millions)
                   ------------------------------------------------------------------------------------------------
                                                               Vintage
                   ------------------------------------------------------------------------------------------------
                     Years
                     ended
                    December                        Six             Six           Six
                    31, 1997         Year          months          months        months
                       to            ended         ended           ended         ended                      % of
                    December        December       June           December       June                     Investment
Rating              31, 2004        31, 2005      30, 2006        31, 2006      30, 2007       Total      Portfolio
------             -------------    ---------     ---------      ---------     ---------     ---------    -----------
AAA..........      $       52.5     $   77.4      $    66.9       $   36.2     $       -     $  233.0           2.1%
AA...........              65.8         70.9          258.8          261.4           1.4        658.3           6.0%
A+...........               1.7          0.9            1.1           36.7             -         40.4           0.4%
A............              14.4          5.8           24.8           25.3             -         70.3           0.6%
A-...........                 -          2.2              -              -             -          2.2           0.0%
BBB+ and lower              5.3         11.8              -              -             -         17.1           0.2%
                   -------------    ---------     ---------       ---------    ----------    ---------    ----------
Total........      $      139.7     $  169.0      $   351.6       $  359.6     $     1.4     $1,021.3           9.3%
                   =============    =========     =========       =========    ==========    =========    ==========
% of investment
   portfolio.              1.3%         1.5%           3.2%           3.3%            0%         9.3%
                   -------------    ---------     ---------       ---------    ----------    ---------


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

Capital and Long-Term Debt

    Total capitalization at June 30, 2007 and December 31, 2006 is as follows:

                                                     June 30,        December 31,
                                                       2007             2006
                                                    ----------       ------------
      Shareholders' equity.....................     $1,164,803       $1,057,192
      Mezzanine equity.........................        556,049          143,665
      Long-term debt...........................        129,500          129,500
                                                    ----------       ----------
      Total....................................     $1,850,352       $1,330,357
                                                    ==========       ==========

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

Orkney Re, Inc.

    On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company ("Orkney I"), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the "Orkney Notes"). Orkney I was organized for the limited purpose of holding the stock of Orkney Re, Inc., a special purpose captive insurance company, and issuing the Orkney Notes. During May 2007, we redomesticated Orkney Re, Inc. to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney Re, Inc. and our principle U.S. operating subsidiary, Scottish Re (U.S.), Inc., subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. Scottish Re (U.S.), Inc. holds all of the limited liability company interest in Orkney I, and has contributed capital to Orkney I in the amount of $268.5 million. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by Scottish Re (U.S.), Inc. to Orkney Re, Inc. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

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

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

    Please refer to Part II "Item 1A: Risk Factors" and "Item 7A: Quantitative and Qualitative Disclosures about Market Risk" in our 2006 Annual Report.

Item 4.   Controls and Procedures

Evaluation of Disclosure Controls and Procedures

    In connection with the original filing of our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of June 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

    As a result of the error and the related earnings per share restatement discussed in Note 5 to our consolidated financial statements included elsewhere in this Form 10-Q/A, our Chief Executive Officer and Chief Accounting Officer, reevaluated the effectiveness of our disclosure controls and procedures in connection with the filing of this Form 10-Q/A. As a result of the material weakness discussed below, our management has concluded, based on their reevaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

    However, notwithstanding the material weakness discussed below, our Chief Executive Officer and Chief Accounting Officer have concluded that the consolidated financial statements included in this Form 10-Q/A present fairly, in all material respects, our financial position, results of operations and cash flows for the periods presented in conformity with generally accepted accounting principles.

Material Weaknesses

    In connection with the restatement described above, our Chief Executive Officer and Chief Accounting Officer, in conjunction with our management, have determined that, as of June 30, 2007, we had a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Specifically, as of June 30, 2007, we had a material weakness relating to our controls over the calculation of earnings per share in that our procedures did not operate effectively to detect errors in the calculation of net loss available to ordinary shareholders'.

Remediation Status

    To remedy the material weakness, we enhanced our procedures to provide additional management oversight of our accounting activities and at the date of this report, we consider our material weakness to be remediated.


Changes in internal controls

    Other than the remediation activity referred to above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

10.41 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.42 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (22)

10.43 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
        (18) (24)

10.44 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.45 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (24)

10.46 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

10.47 Amendment to Employment Agreement, dated as of October 29, 2006, between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on November 2, 2006). (24)

10.48 Securities Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LLC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.49 Form of Registration Rights and Shareholders Agreement (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.50 Voting Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC, SRGL Acquisition, LLC, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.51 First Amendment to Asset Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Security Life of Denver Insurance Company and Security Life of Denver International Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.52 Letter Agreement, dated as of November 30, 2006, by and among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.53 Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.54 Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (23)

10.55 Amendment No. 2 to Securities Purchase Agreement, dated as of February 20, 2007, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LDC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on February 21, 2007).

10.56   Amendment Three to the 2004 Equity Incentive Compensation Plan. (24)

10.57 Scottish Re Group Limited 2007 Stock Option Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on June 22, 2007). (24)

10.58 Employment Agreement dated May 30, 2006 between Scottish Re Holdings Limited and Duncan Hayward. (24)

10.59 Employment Agreement dated June 28, 2007 between Scottish Holdings, Inc. and Jeffrey M. Delle Fave. (24)

10.60 Employment Agreement dated July 18, 2007 between Scottish Re Group Limited and George R. Zippel. (24)

10.61 Employment Agreement dated July 25, 2007 between Scottish Holdings, Inc. and Michael Baumstein. (24)

10.62 Employment Agreement dated July 26, 2007 between Scottish Re (U.S.), Inc. and Meredith Ratajczak. (24)

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


                                           SCOTTISH RE GROUP LIMITED

Date: November 8, 2007                     By: /s/ George Zippel
                                           -------------------------------------
                                           George Zippel
                                           President and Chief Executive Officer


Date: November 8, 2007                     By: /s/ Duncan Hayward
                                           -------------------------------------
                                           Duncan Hayward
                                           Chief  Accounting Officer