Form 10-Q
period 2007-09-30
SCOTTISH RE GROUP LTD
filed 2007-11-09
CIK 1064122

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               -------------------

                                    FORM 1O-Q

             [X] Quarterly Report Pursuant to Section 13 or 15(d) of
                       the Securities Exchange Act of 1934
                For the quarterly period ended September 30, 2007

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

                                Yes / /  No /X/

As of November 5, 2007, the Registrant had 68,383,370 ordinary shares outstanding.

================================================================================

                                Table of Contents


PART I.  FINANCIAL INFORMATION.................................................2

Item 1   Financial Statements..................................................2

         Consolidated Balance Sheets - September 30, 2007 (Unaudited) and
            December 31, 2006 (Audited)........................................2

         Consolidated Statements Of Loss - Three and nine months
            ended September 30, 2007 and 2006 (Unaudited)......................3

         Consolidated Statements Of Comprehensive Income (Loss) - Three and
            nine months ended September 30, 2007 and 2006 (Unaudited)..........4

         Consolidated Statements Of Shareholders' Equity - Nine months ended September 30, 2007 and 2006 (Unaudited)......................5

         Consolidated Statements Of Cash Flows - Nine months ended
            September 30, 2007 and 2006 (Unaudited)............................7

         Notes to Consolidated Financial Statements (Unaudited)................8

Item 2   Management's Discussion and Analysis of Financial Condition
            and Results of Operations.........................................23

Item 3   Quantitative and Qualitative Disclosures about Market Risk...........58

Item 4   Controls and Procedures..............................................58

PART II. OTHER INFORMATION....................................................59

Item 1   Legal Proceedings....................................................59

Item 1A. Risk Factors.........................................................59

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds..........60

Item 3   Defaults upon Senior Securities......................................60

Item 4   Submission of Matters to a Vote of Security Holders..................60

Item 7   Other Information....................................................61

Item 8   Exhibits.............................................................61

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States dollars, except share data)

                                                                                 September 30,   December 31,
                                                                                    2007             2006
                                                                                  (Unaudited)     (Audited)
                                                                                --------------   ------------
ASSETS
Fixed maturity investments, available for sale, at fair value
  (Amortized cost $8,053,906; 2006 - $8,103,743) .............................   $  7,635,704    $  8,065,524
Preferred stock, available for sale, at fair value
  (Cost $103,091; 2006 - $119,721) ...........................................         99,340         116,933
Cash and cash equivalents ....................................................      1,253,071         622,756
Other investments ............................................................         66,250          65,448
Funds withheld at interest ...................................................      1,636,229       1,942,079
                                                                                 ------------    ------------
  Total investments ..........................................................     10,690,594      10,812,740
Accrued interest receivable ..................................................         57,579          57,538
Reinsurance balances and risk fees receivable ................................        421,772         372,512
Deferred acquisition costs ...................................................        630,732         618,737
Amount recoverable from reinsurers ...........................................        574,517         663,985
Present value of in-force business ...........................................         46,310          48,779
Other assets .................................................................        125,642         178,311
Current income tax receivable ................................................          7,787               -
Deferred tax asset ...........................................................        101,087               -
Segregated assets ............................................................        715,923         683,470
                                                                                 ------------    ------------
  Total assets ...............................................................   $ 13,371,943    $ 13,436,072
                                                                                 ============    ============
LIABILITIES
Reserves for future policy benefits ..........................................   $  4,036,410    $  3,919,901
Interest sensitive contract liabilities ......................................      2,744,340       3,399,410
Collateral finance facilities ................................................      4,000,422       3,757,435
Accounts payable and other liabilities .......................................        158,418          69,949
Reinsurance balances payable .................................................        154,416          97,615
Current income tax payable ...................................................              -              48
Deferred tax liability .......................................................              -         169,977
Long term debt ...............................................................        129,500         129,500
Segregated liabilities .......................................................        715,923         683,470
                                                                                 ------------    ------------
  Total liabilities ..........................................................     11,939,429      12,227,305
                                                                                 ------------    ------------
MINORITY INTEREST ............................................................          7,367           7,910
MEZZANINE EQUITY
 Convertible cumulative participating preferred shares, (liquidation
  preference, $617.6 million) ................................................        555,857               -
Hybrid capital units .........................................................              -         143,665
                                                                                 ------------    ------------
  Total mezzanine equity .....................................................        555,857         143,665
                                                                                 ------------    ------------
SHAREHOLDERS' EQUITY Ordinary shares, par value $0.01:
  Issued  68,383,370 shares (2006 - 60,554,104) ..............................            684             606
Non-cumulative perpetual preferred shares, par value $0.01:
  Issued:  5,000,000 shares (2006 - 5,000,000) ...............................        125,000         125,000
Additional paid-in capital ...................................................      1,213,688       1,050,860
Accumulated other comprehensive income (loss) ................................       (273,394)            340
Retained deficit .............................................................       (196,688)       (119,614)
                                                                                 ------------    ------------
  Total shareholders' equity .................................................        869,290       1,057,192
                                                                                 ------------    ------------
  Total liabilities, minority interest, mezzanine equity and shareholders'
   equity ....................................................................   $ 13,371,943    $ 13,436,072
                                                                                 ============    ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                              Three months ended                Nine months ended
                                                        ------------------------------    ------------------------------
                                                        September 30,    September 30,    September 30,    September 30,
                                                             2007             2006             2007             2006
                                                        -------------    -------------    -------------    -------------
Revenues
Premiums earned, net ...............................    $    456,340     $    453,521     $  1,360,850     $  1,347,484
Investment income, net .............................         154,450          162,408          456,926          439,407
Fee and other income ...............................           6,017            2,380           14,881           10,752
Net realized losses ................................        (101,986)          (1,072)        (108,330)         (25,971)
Change in value of embedded derivatives, net .......         (14,777)          (5,891)          (5,886)          11,621
                                                        -------------    -------------    -------------    -------------
  Total revenues ...................................         500,044          611,346        1,718,441        1,783,293
                                                        -------------    -------------    -------------    -------------
Benefits and expenses
Claims and other policy benefits ...................         368,731          377,713        1,140,562        1,124,277
Interest credited to interest sensitive
  contract liabilities .............................          34,793           42,423          106,515          140,523
Acquisition costs and other insurance
  expenses, net ....................................          97,755           86,241          289,363          278,644
Operating expenses .................................          36,982           39,447          131,364          109,904
Collateral finance facilities expense ..............          73,667           67,323          222,647          145,646
Interest expense ...................................           3,304            5,005           14,914           16,964
                                                        -------------    -------------    -------------    -------------
  Total benefits and expenses ......................         615,232          618,152        1,905,365        1,815,958
                                                        -------------    -------------    -------------    -------------
Loss before income taxes and minority interest .....        (115,188)          (6,806)        (186,924)         (32,665)
Income tax benefit (expense) .......................           7,777          (20,841)         148,717         (102,427)
                                                        -------------    -------------    -------------    -------------
Loss before minority interest ......................        (107,411)         (27,647)         (38,207)        (135,092)
Minority interest ..................................             227              232              501              (64)
                                                        -------------    -------------    -------------    -------------
Net loss ...........................................        (107,184)         (27,415)         (37,706)        (135,156)
Dividend declared on non-cumulative perpetual
  preferred shares .................................          (2,266)          (2,266)          (6,797)          (6,797)
Deemed dividend on beneficial conversion
  feature ..........................................               -                -         (120,750)               -
Imputed dividend on prepaid variable share
  forward contract .................................               -             (809)               -             (881)
                                                        -------------    -------------    -------------    -------------

Net loss attributable to ordinary shareholders .....    $   (109,450)    $    (30,490)    $   (165,253)    $   (142,834)
                                                        =============    =============    =============    =============
Loss  per ordinary share - Basic ...................    $      (1.60)    $      (0.54)    $      (2.47)    $      (2.61)
                                                        =============    =============    =============    =============
Loss  per ordinary share - Diluted .................    $      (1.60)    $      (0.54)    $      (2.47)    $      (2.61)
                                                        =============    =============    =============    =============
Dividends declared per ordinary share ..............    $          -     $          -     $          -     $       0.10
                                                        =============    =============    =============    =============
Weighted average number of ordinary shares
  outstanding
  Basic ............................................      68,383,370       56,933,566       66,939,007       54,708,914
                                                        =============    =============    =============    =============
  Diluted ..........................................      68,383,370       56,933,566       66,939,007       54,708,914
                                                        =============    =============    =============    =============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                                   Three months ended              Nine months ended
                                                              -----------------------------   -----------------------------
                                                              September 30,   September 30,   September 30,   September 30,
                                                                  2007            2006            2007            2006
                                                              -------------   -------------   -------------   -------------
Net loss ...............................................         $(107,184)      $ (27,415)      $ (37,706)      $(135,156)
                                                                 ----------      ----------      ----------      ----------
Other comprehensive loss, net of tax:
Unrealized appreciation (depreciation) on investments...          (273,808)         86,716        (361,492)        (18,998)
Reclassification adjustment for net realized
  losses  included in net loss .........................            76,250           3,805          81,932          14,807
                                                                 ----------      ----------      ----------      ----------
Net unrealized appreciation (depreciation) on investments
  net of income tax benefit (expense) and
  deferred acquisition costs of $82,715,
  $(53,916), $102,768 and $5,779 .......................          (197,558)         90,521        (279,560)         (4,191)
Cumulative translation adjustment ......................             2,436            (790)          5,826           8,114
                                                                 ----------      ----------      ----------      ----------
Other comprehensive income (loss) ......................          (195,122)         89,731        (273,734)          3,923
                                                                 ----------      ----------      ----------      ----------
Comprehensive income (loss) ............................         $(302,306)      $  62,316       $(311,440)      $(131,233)
                                                                 ==========      ==========      ==========      ==========


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                               Nine months ended
                                                                                       ---------------------------------
                                                                                       September 30,       September 30,
                                                                                            2007                2006
                                                                                       -------------       -------------
Ordinary shares:
  Beginning of period ..........................................................         60,554,104          53,391,939
  Issuance to holders of HyCUs on conversion of purchase contracts ............           7,440,478                   -
  Issuance to holders of restricted stock awards ...............................            388,313                   -
  Issuance to employees on exercise of options and awards ......................                475             583,217
  Ordinary shares issued .......................................................                  -           6,578,948
                                                                                       ------------        ------------
  End of period ................................................................         68,383,370          60,554,104
                                                                                       ============        ============
Non-cumulative perpetual preferred shares:
  Beginning and end of period ..................................................          5,000,000           5,000,000
                                                                                       ------------        ------------
Share capital:
Ordinary shares:
  Beginning of period ..........................................................        $        606        $        534
  Issuance to holders of HyCUs on conversion of purchase contracts ............                  74                   -
  Issuance to holders of restricted stock awards ...............................                  4                   -
  Issuance to employees on exercise of options .................................                  -                   6
  Ordinary shares issued .......................................................                  -                  66
                                                                                       -------------       -------------
  End of period ................................................................                684                 606
                                                                                       -------------       --------------
Non cumulative perpetual preferred shares:
  Beginning and end of period ..................................................            125,000             125,000
                                                                                       -------------       -------------
Additional paid-in capital:
  Beginning of period ..........................................................          1,050,860             893,767
  Issuance to holders of HyCUs on conversion of purchase contracts ............             143,675                   -
  Beneficial conversion feature related to convertible cumulative
   participating preferred shares ..............................................            120,750                   -
  Accretion of beneficial conversion feature related to convertible
   cumulative participating preferred shares ...................................           (120,750)                  -
  Option and restricted stock unit expense .....................................             19,122               1,483
  Ordinary shares issued .......................................................                  -             147,318
  Issuance to employees on exercise of options .................................                  -               6,795
  Other ........................................................................                 31                 427
                                                                                       -------------       -------------
  End of period ................................................................          1,213,688           1,049,790
                                                                                       -------------       -------------
Accumulated other comprehensive loss:
Unrealized depreciation on investments
  Beginning of period ..........................................................            (19,624)            (17,879)
  Change in period (net of tax and deferred acquisition costs) .................           (279,560)             (4,191)
                                                                                       -------------       -------------
  End of period ................................................................           (299,184)            (22,070)
                                                                                       -------------       -------------
Cumulative translation adjustment
  Beginning of period ..........................................................             22,826               7,888
  Change in period (net of tax) ................................................              5,826               8,114
                                                                                       -------------       -------------
  End of period ................................................................             28,652              16,002
                                                                                       -------------       -------------
Benefit plans
  Beginning and end of  period .................................................             (2,862)                  -
                                                                                       -------------       --------------
Total accumulated other comprehensive loss .....................................        $  (273,394)        $    (6,068)
                                                                                       -------------       -------------


                            SCOTTISH RE GROUP LIMITED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                               Nine months ended
                                                                                        ---------------------------------
                                                                                        September 30,       September 30,
                                                                                            2007                2006
                                                                                        -------------       -------------
Retained earnings (deficit):
  Beginning of period ..........................................................        $  (119,614)        $   262,402
  Adoption of FIN 48 on January 1, 2007 ........................................            (32,571)                  -
  Net  loss ....................................................................            (37,706)           (135,156)
  Dividends declared on ordinary shares ........................................                  -              (5,359)
  Dividends declared on non-cumulative perpetual preferred shares ..............             (6,797)             (6,797)
  Imputed dividend on prepaid variable share forward contract ..................                  -                (881)
                                                                                        ------------        ------------
  End of period ................................................................           (196,688)            114,209
                                                                                        ------------        ------------
Total shareholders' equity .....................................................        $   869,290         $ 1,283,537
                                                                                        ============        ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)

                                                                                              Nine months ended
                                                                                        ---------------------------------
                                                                                        September 30,       September 30,
                                                                                            2007                2006
                                                                                        -------------       -------------
Operating activities
Net loss .......................................................................        $   (37,706)        $  (135,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Net realized losses ..........................................................            108,330              25,971
  Change in value of embedded derivatives, net .................................              5,886             (11,621)
  Amortization of discount on investments ......................................              9,146              12,270
  Amortization of deferred acquisition costs ...................................             69,929              71,798
  Amortization of present value of in-force business ...........................              2,469               3,278
  Changes in assets and liabilities:
   Accrued interest receivable .................................................                 35             (14,539)
   Reinsurance balances and risk fees receivable ...............................              4,464             106,684
   Deferred acquisition costs ..................................................            (72,490)            (94,147)
   Deferred tax asset and liability ............................................           (174,824)            106,934
   Other assets ................................................................             41,949             (65,490)
   Current income tax receivable and payable ...................................             (7,717)             (5,044)
   Reserves for future policy benefits, net of amounts recoverable from
     reinsurers ................................................................            198,588              70,983
   Interest sensitive contract liabilities, net of funds withheld at interest ..             47,326             452,891
   Accounts payable and other liabilities ......................................             55,729               2,235
   Other .......................................................................             20,833               5,845
                                                                                        ------------        ------------
  Net cash provided by operating activities ....................................            271,947             532,892
                                                                                        ------------        ------------
Investing activities
Purchase of fixed maturity investments .........................................           (703,682)         (3,927,956)
Proceeds from sales of fixed maturity investments ..............................            164,187           1,311,070
Proceeds from maturity of fixed maturity investments ...........................            476,523             377,652
Purchase of preferred stock investments ........................................             (1,899)            (10,299)
Proceeds from sales and maturity of preferred stock investments ................             15,052              12,901
Purchase of and proceeds from other investments ................................                963              (9,608)
Other ..........................................................................              5,475              (7,244)
                                                                                        ------------        ------------
  Net cash used in investing activities ........................................            (43,381)         (2,253,484)
                                                                                        ------------        ------------
Financing activities
Deposits to interest sensitive contract liabilities ............................              7,541             122,194
Withdrawals from interest sensitive contract liabilities .......................           (122,621)           (632,527)
Net proceeds from issuance of convertible cumulative participating preferred
  shares .......................................................................            555,857                   -
Proceeds from issuance to holders of HyCUs on conversion of purchase contracts .              7,338                   -
Redemption of convertible preferred shares .....................................             (7,338)                  -
Dividends paid on redemption of convertible preferred shares ...................               (222)                  -
Proceeds from collateral finance facility liabilities ..........................            431,514           1,760,237
Repayment of funds drawdown on collateral finance facility liabilities .........           (188,527)                  -
Net proceeds from drawdown of Stingray facility ................................                  -             265,000
Repayment of funds drawn down on Stingray ......................................           (275,000)                  -
Proceeds from issuance of ordinary shares ......................................                  4             153,731
Dividends paid on non-cumulative perpetual preferred shares ....................             (6,797)             (6,797)
Dividends paid on ordinary shares ..............................................                  -              (5,359)
                                                                                        ------------        ------------
  Net cash provided by financing activities ....................................            401,749           1,656,479
                                                                                        ------------        ------------
Net change in cash and cash equivalents ........................................            630,315             (64,113)
Cash and cash equivalents, beginning of period .................................            622,756           1,420,205
                                                                                        ------------        ------------
Cash and cash equivalents, end of period .......................................        $ 1,253,071         $ 1,356,092
                                                                                        ============        ============


     See Accompanying Notes to Consolidated Financial Statements (unaudited)

                           SCOTTISH RE GROUP LIMITED
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


1.        Organization

     On May 7, 2007, we completed the $600.0 million equity investment transaction by MassMutual Capital Partners LLC ("MassMutual Capital"), a member of the MassMutual Financial Group, and SRGL Acquisition, LDC ("SRGL LDC"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), announced by us on November 27, 2006 (the "Transaction"). We incurred $44.1 million in closing costs, which resulted in aggregate net proceeds of $555.9 million. Pursuant to the Transaction, MassMutual Capital and Cerberus each invested $300.0 million in us in exchange for 500,000 (1,000,000 in the aggregate) newly issued Convertible Cumulative Participating Preferred Shares (see Note 8), which are convertible into 150,000,000 ordinary shares in the aggregate at any time. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares if not previously converted.

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

     Also on June 5, 2007, MassMutual Capital, SRGL LDC and Benton Street Advisors, Inc. entered into an Amended and Restated Investors Agreement (the "Amended and Restated Investors Agreement"), in order to reallocate voting and governance rights and obligations of MassMutual Capital to and among the Funds. Pursuant to the Amended and Restated Investors Agreement, MassMutual Capital, SRGL LDC and the Funds agreed, among other things, to: (i) certain restrictions on the transfer of the Convertible Cumulative Participating Preferred Shares,
(ii) certain voting provisions with respect to the Company's ordinary shares,
(iii) the election of a certain number of directors to the Company's Board and
(iv) a third-party sale process. Because of the Amended and Restated Investors Agreement, for the purposes of Section 13(d)(3) of the Securities Exchange Act of 1934, as amended, Massachusetts Mutual Life Insurance Company and the Funds are deemed to be members of a group with SRGL LDC and, therefore, the beneficial owners of the securities of the Company beneficially owned by SRGL LDC. On June 5, 2007, SRGL LDC subscribed for and purchased limited partnership interests in Benton Street Partners III, L.P., pursuant to a Subscription Agreement dated as of June 5, 2007 by and between Benton Street Partners III, L.P. and SRGL LDC. Benton Street Partners III, L.P. holds 134,667 Convertible Cumulative Participating Preferred Shares.

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

     As of September 30, 2007, MassMutual Capital and Cerberus hold in the aggregate approximately 68.7% of our equity voting power, along with the right to designate two-thirds of the members of the Board of Directors.


2.        Basis of presentation

     Accounting Principles -- The accompanying unaudited consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") and the instructions to Form 10-Q and

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)

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


3.        New accounting pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. On January 1, 2007, we adopted FIN 48. See
Note 7.

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

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


3.        New accounting pronouncements (continued)

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


4.        Business segments

     Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:


                                                                          Three months ended September 30, 2007
                                                               ------------------------------------------------------------
                                                                      Life Reinsurance
                                                               -----------------------------
                                                                                                 Corporate
                                                               North America   International      & Other          Total
                                                               -------------   -------------     ----------      ----------
Premiums earned, net ...................................          $ 428,806       $  27,534       $       -       $ 456,340
Investment income, net .................................            147,754           3,440           3,256         154,450
Fee and other income ...................................              5,661            (353)            709           6,017
Net realized gains (losses) ............................           (103,182)            245             951        (101,986)
Change in value of embedded derivatives, net ...........            (14,777)              -               -         (14,777)
                                                                  ----------     ----------      ----------      ----------
  Total revenues .......................................            464,262          30,866           4,916         500,044
                                                                  ----------     ----------      ----------      ----------

Claims and other policy benefits .......................            349,811          18,920               -         368,731
Interest credited to interest sensitive
  contract liabilities .................................             34,793               -               -          34,793
Acquisition costs and other insurance
  expenses, net ........................................             89,613           6,167           1,975          97,755
Operating expenses .....................................             12,841           7,923          16,218          36,982
Collateral finance facilities expense ..................             72,525               -           1,142          73,667
Interest expense .......................................              3,180              11             113           3,304
                                                                  ----------     ----------      ----------      ----------
  Total benefits and expenses ..........................            562,763          33,021          19,448         615,232
                                                                  ----------     ----------      ----------      ----------
Loss before income taxes and minority interest .........          $ (98,501)      $  (2,155)      $ (14,532)      $(115,188)
                                                                  ==========     ==========      ==========      ==========

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


4.        Business segments (continued)


                                                                          Three months ended September 30, 2006
                                                               -----------------------------------------------------------
                                                                      Life Reinsurance
                                                               -----------------------------
                                                                                                Corporate
                                                               North America   International     & Other           Total
                                                               -------------   -------------    ----------      ----------
Premiums earned, net ...................................          $ 421,707       $  31,814      $       -       $ 453,521
Investment income, net .................................            151,872           8,528          2,008         162,408
Fee and other income ...................................              1,620               -            760           2,380
Net realized gains (losses) ............................                173          (2,832)         1,587          (1,072)
Change in value of embedded derivatives, net ...........             (5,891)              -              -          (5,891)
                                                                 ----------      ----------     ----------      ----------
  Total revenues .......................................            569,481          37,510          4,355         611,346
                                                                 ----------      ----------     ----------      ----------

Claims and other policy benefits .......................            360,968          16,745              -         377,713
Interest credited to interest sensitive
  contract liabilities .................................             42,423               -              -          42,423
Acquisition costs and other insurance
  expenses, net ........................................             74,082           9,396          2,763          86,241
Operating expenses .....................................             14,569           7,678         17,200          39,447
Collateral finance facilities expense ..................             63,866               -          3,457          67,323
Interest expense .......................................              2,986               -          2,019           5,005
                                                                 ----------      ----------     ----------      ----------
  Total benefits and expenses ..........................            558,894          33,819         25,439         618,152
                                                                 ----------      ----------     ----------      ----------
Income (loss) before income taxes and
  minority interest ....................................          $  10,587       $   3,691      $ (21,084)      $  (6,806)
                                                                 ==========      ==========     ==========      ==========


                                                                          Nine months ended September 30, 2007
                                                              -----------------------------------------------------------------
                                                                      Life Reinsurance
                                                              ------------------------------
                                                                                                   Corporate
                                                              North America     International        & Other           Total
                                                              -------------     -------------     ------------     ------------
Premiums earned, net ...................................       $ 1,282,459       $    78,391      $         -      $ 1,360,850
Investment income, net .................................           439,122             9,520            8,284          456,926
Fee and other income ...................................            12,288               400            2,193           14,881
Net realized gains (losses) ............................          (108,180)             (390)             240         (108,330)
Change in value of embedded derivatives, net ...........            (5,886)                -                -           (5,886)
                                                               ------------      ------------     ------------     ------------
  Total revenues .......................................         1,619,803            87,921           10,717        1,718,441
                                                               ------------      ------------     ------------     ------------

Claims and other policy benefits .......................         1,083,379            57,183                -        1,140,562
Interest credited to interest sensitive
  contract liabilities .................................           106,515                 -                -          106,515
Acquisition costs and other insurance
  expenses, net ........................................           266,493            17,325            5,545          289,363
Operating expenses .....................................            38,260            29,190           63,914          131,364
Collateral finance facilities expense ..................           210,466                 -           12,181          222,647
Interest expense .......................................             9,468                11            5,435           14,914
                                                               ------------      ------------     ------------     ------------
  Total benefits and expenses ..........................         1,714,581           103,709           87,075        1,905,365
                                                               ------------      ------------     ------------     ------------
Loss before income taxes and minority interest .........       $   (94,778)      $   (15,788)     $   (76,358)     $  (186,924)
                                                               ============      ============     ============     ============


                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


4.        Business segments (continued)

                                                                          Nine months ended September 30, 2006
                                                               ---------------------------------------------------------------
                                                                      Life Reinsurance
                                                               -----------------------------
                                                                                                 Corporate
                                                               North America   International      & Other             Total
                                                               -------------   -------------    -----------        -----------
Premiums earned, net ...................................        $ 1,258,174     $    89,310       $       -       $ 1,347,484
Investment income, net .................................            412,576          20,488           6,343           439,407
Fee and other income ...................................              8,516               -           2,236            10,752
Net realized gains (losses) ............................            (19,225)        (10,878)          4,132           (25,971)
Change in value of embedded derivatives, net ...........             11,621               -               -            11,621
                                                                ------------    ------------      ----------      ------------
  Total revenues .......................................          1,671,662          98,920          12,711         1,783,293
                                                                ------------    ------------      ----------      ------------
Claims and other policy benefits .......................          1,046,874          77,403               -         1,124,277
Interest credited to interest sensitive
  contract liabilities .................................            140,523               -               -           140,523
Acquisition costs and other insurance
  expenses, net ........................................            255,770          18,398           4,476           278,644
Operating expenses .....................................             43,699          21,329          44,876           109,904
Collateral finance facilities expense ..................            140,300               -           5,346           145,646
Interest expense .......................................              8,586               -           8,378            16,964
                                                                ------------    ------------      ----------      ------------
  Total benefits and expenses ..........................          1,635,752         117,130          63,076         1,815,958
                                                                ------------    ------------      ----------      ------------
Income (loss) before income taxes and
  minority interest ....................................        $    35,910     $   (18,210)      $ (50,365)      $   (32,665)
                                                                ============    ============      ==========      ============



                                                                                 September 30,   December 31,
                                                                                     2007            2006
                                                                                 -------------   ------------
Assets
Life Reinsurance
  North America............................................................      $12,019,394    $12,194,291
  International............................................................          456,142        431,222
                                                                                 -----------    -----------
Total Life Reinsurance.....................................................       12,475,536     12,625,513
Corporate & Other..........................................................          896,407        810,559
                                                                                 -----------    -----------
Total......................................................................      $13,371,943    $13,436,072
                                                                                 ===========    ===========


                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)




5.        Earnings per ordinary share


     The following table sets forth the computation of basic and diluted earnings per ordinary share under the two-class method and the if converted method, respectively, as required under SFAS Statement No. 128 ("SFAS No. 128"), "Earnings Per Share" and EITF No. 03-06, "Participating Securities and the Two-Class Method under FASB Statement No. 128". Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to Convertible Cumulative Participating Preferred Shares for the period or portion of the period that this security is outstanding. We determined that in accordance with EITF 98-5, the non-cash beneficial conversion feature recorded on issue of the Convertible Cumulative Participating Preferred Shares amounting to $120.8 million is to be treated as a deemed dividend and deducted from the net loss attributable to ordinary shareholders for the purposes of calculating earnings per share. Under the provisions of SFAS No. 128, basic earnings per share are computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of shares of our ordinary shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of ordinary shares outstanding plus the diluted effect of potential ordinary shares in accordance with the if converted method.

     Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to Convertible Cumulative Participating Preferred Shares for the period or portion of the period that this security is outstanding. Losses are not allocated to Convertible Cumulative Participating Preferred Shares. Under the provisions of SFAS No. 128, basic earnings per share are computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of shares of our ordinary shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of ordinary shares outstanding plus the diluted effect of potential ordinary shares in accordance with the if converted method. In accordance with SFAS No. 128, the exercise of options and warrants or conversion of convertible securities is not assumed unless it would reduce earnings per share or increase loss per share.



                                                               Three months ended              Nine months ended
                                                      --------------------------------    ------------------------------
                                                        September 30,    September 30,    September 30,    September 30,
                                                            2007             2006             2007             2006
                                                      ---------------    -------------    -------------    -------------
Numerator:
Net loss ...........................................    $   (107,184)    $    (27,415)    $    (37,706)    $   (135,156)
Dividend declared on non-cumulative
  perpetual preferred shares .......................          (2,266)          (2,266)          (6,797)          (6,797)
Deemed dividend on beneficial conversion
  feature ..........................................               -                -         (120,750)               -
Imputed dividend on prepaid variable share
  forward contract .................................               -             (809)               -             (881)
                                                        -------------    -------------    -------------    -------------
Net loss attributable to ordinary
  shareholders .....................................    $   (109,450)    $    (30,490)    $   (165,253)    $   (142,834)
                                                        =============    =============    =============    =============

Denominator:
Denominator for basic and diluted loss per
  ordinary
  share - weighted average number of
  ordinary shares ..................................      68,383,370       56,933,566       66,939,007       54,708,914
                                                        -------------    -------------    -------------    -------------
Basic loss per ordinary share ......................    $      (1.60)    $      (0.54)    $      (2.47)    $      (2.61)
                                                        =============    =============    =============    =============
Diluted loss per ordinary share ....................    $      (1.60)    $      (0.54)    $      (2.47)    $      (2.61)
                                                        =============    =============    =============    =============


                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)




6.        Collateral finance facility


          Clearwater Re


     On June 25, 2007, Clearwater Re Limited ("Clearwater") was incorporated under the laws of Bermuda and issued in a private offering $365.9 million of Floating Rate Variable Funding Notes due August 11, 2037 to external investors (the "Clearwater Notes"). Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2006 reinsured by Scottish Re (U.S.), Inc. Clearwater replaces the 2004 collateral finance facility with HSBC ("HSBC I"), which has been terminated. Prior to its termination, the HSBC I facility had provided $188.5 million of Regulation XXX reserve funding. Upon termination, this amount was repaid to HSBC in accordance with the termination provisions of the agreement. In addition, HSBC was paid an early termination fee of $2.2 million. Proceeds from the Clearwater Notes have been deposited into a reinsurance credit trust to collateralize the statutory reserve obligations of the defined block of policies noted above. External investors have committed to funding up to $555.0 million in order to fund the ongoing Regulation XXX collateral requirements on this block.

     Payment of interest and principal under the Clearwater Notes on the maturity date and following an event of default by Clearwater and related acceleration of the Clearwater Notes are guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("SALIC") and by Scottish Re Group Limited ("SRGL).

     Interest on the principal amount of the Clearwater Notes is payable quarterly at a rate equivalent to three month LIBOR plus a spread determined by SALIC's insurance financial strength rating and SRGL's senior unsecured credit rating.

     The Clearwater Notes also contain customary events of default provisions, which if breached, could result in the accelerated maturity of the Clearwater Notes.

     In accordance with FIN 46R, Clearwater Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Clearwater Re is consolidated in our financial statements beginning in the third quarter of 2007. The assets of Clearwater Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) include the investment return of Clearwater Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.


7.        Income taxes

     Income tax benefit for the three months ended September 30, 2007 was $7.8 million compared to income tax expense of $20.8 million in the same period in 2006. Income tax benefit for the nine months ended September 30, 2007 was $148.7 million compared to income tax expense of $102.4 million in the same period in 2006. The change in our effective tax rate in the third quarter ended September 30, 2007 compared to the same period in 2006 is primarily related to a release of our valuation allowance which was established in previous periods on deferred tax assets for certain operating entities, as well as an increase in the valuation allowance related to other operating entities for which no current period benefit is being recognized.

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

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


7.        Income taxes (continued)

     In the second quarter, our valuation allowance decreased by approximately $203.6 million to $74.0 million. A majority of the valuation release is attributable to the expected utilization of net operating loss carryforwards at the U.S. consolidated tax life group to offset significant current year taxable income generated from the redomestication of Orkney Re, Inc. from South Carolina to Delaware, which occurred in May 2007. We redomesticated Orkney Re, Inc. to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney Re, Inc. and our principle U.S. operating subsidiary, Scottish Re (U.S.), Inc., subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. The net operating loss carryforwards which were previously written off via a valuation allowance, can now be used as an offsetting valuation allowance release. Other significant activity which offset the valuation allowance release included; the write down of a portion of the U.S. non-life tax group's deferred tax asset in conjunction with the provision of
Section 382, as discussed below; and a valuation allowance recorded on the U.K. and Singapore deferred taxes. As of the end of the second quarter of 2007, the majority of our deferred tax assets of the U.S. consolidated tax life group are no longer net operating losses, which in previous periods were subject to a restricted carryforward period.

     In the third quarter, our valuation allowance increased by approximately $25.3 million to $99.3 million. The movement in the valuation allowance primarily relates to an increase in the valuation allowance recorded on Irish deferred taxes of $25.0 million related to additional losses accrued during the period; a decrease in the valuation allowance attributable to the U.S. non-life group's deferred tax asset; an increase in the valuation allowance attributable to the U.S. life group's deferred tax asset; and finally a reduction to the valuation allowance recorded during previous quarters to date on U.K. deferred taxes.

     With the exception of unrealized losses, the Company's gross deferred tax asset is principally supported by the reversal of deferred tax liabilities. Additionally, the Company has recognized a deferred tax asset on its unrealized losses. This asset is supported by a tax planning strategy for which management believes that it is more likely than not that the deferred tax asset will be utilized in subsequent periods, although there is a risk that we will need to establish additional valuation allowances in future quarters. Finally, we have maintained a full valuation allowance against any remaining deferred tax asset in the U.S., U.K., Ireland and Singapore, given our inability to rely on future taxable income tax projections.

     Section 382 event

     The investments made by MassMutual Capital and Cerberus on May 7, 2007 qualify as a change in ownership under Section 382 of the Internal Revenue Code.
Section 382 operates to limit the future deduction of net operating losses that were in existence as of the change in ownership. As a result of this limitation, the Company has written off $134.7 million of net operating losses that it will be unable to utilize prior to expiration with respect to its U.S. entities. Because the Company had previously established a valuation allowance against these net operating losses, there is not a significant tax expense associated with Section 382 limitations.

     FIN 48 adoption

     On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a net decrease to our beginning retained earnings of $32.6 million representing a total FIN 48 liability of $78.0 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $11.1 million) reduced by a $45.4 million reduction of our existing valuation allowance. We had total unrecognized tax benefits (excluding interest and penalties) of $73.4 million at January 1, 2007, the recognition of which would result in a $28.0 million benefit to the effective tax rate. At September 30, 2007 we had total unrecognized tax benefits (excluding interest and penalties) of $171.9 million, the recognition of which would result in a $63.4 million benefit to the effective tax rate.

     Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense (on a going forward basis excluding the initial amount noted above). We do not reasonably estimate that the unrecognized tax benefit will change significantly within the next twelve months.

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


7.        Income taxes (continued)

     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. As of September 30, 2007, we remained subject to examination in the following major tax jurisdictions for the years indicated below:


            Major Tax Jurisdictions                        Open Years
            -----------------------                        ----------
            U.S.
              Life Group..............................     2001 through 2006
              Non-Life Group..........................     2005 through 2006
            Ireland...................................     2002 through 2006
            U.K.......................................     2001 through 2006



 8.       Mezzanine equity

          Convertible cumulative participating preferred shares

     On May 7, 2007, in connection with the Transaction with MassMutual Capital and Cerberus, we issued in a private offering 1,000,000 Convertible Cumulative Participating Preferred Shares. The gross proceeds were $600.0 million less $44.1 million in closing costs, which resulted in aggregate net proceeds of $555.9 million. Each Convertible Cumulative Participating Preferred Share has a par value of $0.01 per share with a liquidation preference of $600 per share, as adjusted for dividends or distributions as described further below.

     The Convertible Cumulative Participating Preferred Shares are convertible at the option of the holder, at any time, into an aggregate of 150,000,000 ordinary shares of SRGL. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares if not previously converted. We are not required at any time to redeem the Convertible Cumulative Participating Preferred Shares for cash, except in the event of a liquidation or a change-in-control event.

     We have accounted for the Convertible Cumulative Participating Preferred Shares in accordance with EITF D-98: "Classification and Measurement of Redeemable Securities". Dividends on the Convertible Cumulative Participating Preferred Shares are cumulative and accrete daily on a non-compounding basis at a rate of 7.25% per annum on the stated value of $600.0 million, and shall be accrued but not paid at such time. Dividends will only be paid in a liquidation preference scenario upon liquidation or change-in-control of the Company prior to the ninth anniversary. There have been no dividends accrued in the period as this scenario is not deemed probable at this time. As of September 30, 2007, the amount of dividends not accrued pursuant to the terms of the Convertible Cumulative Participating Preferred Shares is $17.6 million.

     To the extent that the Convertible Cumulative Participating Preferred Shares participate on an as-converted basis in dividends paid on ordinary shares, a corresponding reduction will be made to the liquidation preference for the Convertible Cumulative Participating Preferred Shares. The Convertible Cumulative Participating Preferred Shares have a liquidation preference equal to their stated value, as adjusted for (x) the accretion of dividends and (y) any cash payment or payment in property of dividends or distributions. The holders of Convertible Cumulative Participating Preferred Shares may, among other things, require us to redeem the Convertible Cumulative Participating Preferred Shares upon a change-in-control. Upon a change-in-control, the redemption price is an amount equal to the greater of (i) the stated value of the outstanding Convertible Cumulative Participating Preferred Shares, plus an amount equal to the sum of all accrued dividends through the earlier of (A) the date of payment of the consideration payable upon a change-in-control, or (B) the fifth anniversary of the issue date of the Convertible Cumulative Participating Preferred Shares, or (ii) the amount that the holder of the Convertible Cumulative

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


8.        Mezzanine equity (continued)

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

     The Convertible Cumulative Participating Preferred Shares conversion price ($4.00 per ordinary share) was lower than the trading value of $4.66 of our ordinary shares on the date of issue. This discount has been accounted for as an embedded beneficial conversion feature in accordance with EITF 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios", and EITF 00-27, "Application of Issue No. 98-5 to Certain Convertible Instruments". Accordingly the Company recognized a $120.8 million embedded beneficial conversion feature, which reduced the Convertible Cumulative Participating Preferred Share issue amount shown in Mezzanine Equity and increased the amount of additional paid in capital. Under the accounting guidance above, we had the choice to accrete the full intrinsic value of the embedded beneficial conversion feature out of retained earnings over the nine year term of the shares or immediately due to the ability of the holders to convert at their option at any time. Given the ability of the holders to convert at any time, we have elected to accrete the full intrinsic value of the embedded beneficial conversion feature on the date of issue. As we did not have any retained earnings on the date of issue, this has resulted in the $120.8 million beneficial conversion feature being accreted out of additional paid in capital into Mezzanine Equity.


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

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


8.        Mezzanine equity (continued)


     In aggregate, we issued 7,440,478 of our ordinary shares on February 15, 2007. We redeemed the 293,500 Convertible Preferred Shares for an aggregate of $7.3 million plus accrued dividends on May 21, 2007. Following their redemption on May 21, 2007, there were no Convertible Preferred Shares outstanding.

9.        Contingencies

     Mediation

     On June 16, 2005, we requested mediation from Employers Reinsurance Corporation ("ERC") pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at September 30, 2007. The parties have held two mediation sessions, but have been unable to resolve the dispute. No date has been scheduled for a future mediation session.

     Class action lawsuit

     On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our former Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our former Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. On November 2, 2007, the Court dismissed the Section 10(b) and Rule 10b-5 claims against Ernst & Young LLP, but gave the plaintiffs leave to amend. The Court denied the motions to dismiss brought by the other named defendants. The Company believes the plaintiffs' claims to be without merit and intends to defend itself against them.

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


9.        Contingencies (continued)

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

     Ballantyne Re

     The terms of the Class C-1 and Class C-2 Notes issued in connection with the Ballantyne Re securitization require Ballantyne Re to write-off all or a portion of the accrued interest and principal of the notes if the equity balance of Ballantyne Re (determined in accordance with International Financial Reporting Standards) falls below a specified amount as of September 30 of any year. As of September 30, 2007, such equity balance fell below this specified amount primarily due to mark to market declines affecting a large portion of Ballantyne Re's investment portfolio. We are currently attempting to amend the Notes to postpone the determination date for any write-off of the Class C-1 Notes for a 12-month period, although such an amendment requires the consent of certain third parties. Absent this amendment, we expect that a portion of the $42.0 million principal amount of Class C-1 Notes held by third parties would be written off, in addition to any accrued and unpaid interest.

     Indemnification

     In connection with an examination of the statutory accounting books of certain of our operating insurance subsidiaries, and specifically, the purchase accounting entries made in connection with the 2004 acquisition of the ING business, we determined that certain intercompany receivables and intercompany claims were not reflected in the statutory financial statements of Scottish Re (U.S.), Inc. and Scottish Re (Dublin) Limited in accordance with applicable statutory accounting practices. Management has determined that as a result of these errors the statutory surplus for Scottish Re (Dublin) Limited was overstated on a cumulative basis at year end 2004, 2005 and 2006, resulting in a restated statutory surplus at year end 2006 of approximately $285.0 million after giving effect to these corrections. In addition, management has determined that the statutory surplus for Scottish Re (U.S.), Inc. was understated on a cumulative basis at year end 2005 and 2006, resulting in a restated statutory surplus at year end 2006 of approximately $344.0 million after giving effect to these corrections. The restated statutory surplus of each of Scottish Re (U.S.), Inc. and Scottish Re (Dublin) Limited met the applicable minimum statutory surplus requirements at December 31, 2006. None of these corrections impact our historical consolidated financial statements under U.S. GAAP.

     Pursuant to our Securities Purchase Agreement, dated November 26, 2006 (the "Agreement") with Mass Mutual Capital and Cerberus, we made certain representations and warranties regarding the statutory financial statements of each of our insurance subsidiaries, including Scottish Re (Dublin) Limited and Scottish Re (U.S.), Inc., for the years ended 2003, 2004 and 2005 and, with respect to Scottish Re (U.S.), Inc. but not Scottish Re (Dublin) Limited, the first three quarters of 2006, including that these statements were prepared in conformity with applicable statutory accounting practices and fairly present in accordance with such practices in all

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)

9.        Contingencies (continued)

material respects the statutory financial condition of the relevant insurance subsidiary at the respective dates. In light of our recent discovery of the corrections described above, we have notified the Investors, as required by the terms of the Agreement, of the overstatement of statutory surplus in Scottish Re (Dublin) Limited at year end 2004 and the understatement of such statutory surplus at year end 2005 resulting in a cumulative overstatement for the two year period at year end 2005 of approximately $70.6 million on an after-tax basis, and the understatement of statutory surplus in Scottish Re (U.S.), Inc. for the year ended 2005 of approximately $14.5 million on an after-tax basis. It is possible that the Investors may assert a claim against us for indemnification of losses (including diminution in value), if any, they may have incurred as a result of these inaccuracies. Under the Agreement, in the event of a claim for losses resulting from a diminution in value, such losses would be determined by an independent investment banking firm of national reputation, agreed upon by us and the Investors, based on changes in the valuation of Scottish Re Group Limited using the assumptions and models used by the Investors at the time of their decision to invest in us. Furthermore, should any claim for indemnification be made by the Investors, the Agreement provides that any decision regarding defending or settling such claim will be taken by a committee of independent directors of our Board of Directors. At this time, we do not know if any actual claim for indemnification will be asserted, if asserted what the amount of any indemnifiable losses would be, if any, or what potential defenses or other limitations on indemnification may be available to the Company under those circumstances. The Agreement provides that any indemnification claim would be satisfied by adjusting the conversion amount at which the Convertible Cumulative Preferred Shares issued to the Investors are convertible into our Ordinary Shares. We have been informed of the Investors' intention to file an indemnification claim on this matter although no such claim has been received by the Company at this time.


10.       Stock based compensation

2007 Stock Option Plan

     On July 18, 2007, the shareholders of the Company approved and adopted the Scottish Re Group Limited 2007 Stock Option Plan ("2007 Plan"). The 2007 Plan provides for the granting of stock options to eligible employees, directors and consultants of the Company. The total number of our shares reserved and available for issuance under the 2007 Plan is 18,000,000. The exercise price of stock options granted under the 2007 Plan shall be the fair market value of our ordinary shares on the date of grant and such options shall expire ten years after the date of grant, or such shorter period as determined by the Compensation Committee (unless earlier exercised or terminated pursuant to the terms of the 2007 Plan). On July 18, 2007, we issued 2,250,000 options to directors and 8,370,000 options to eligible employees.

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

     o 50% of an option grant to an employee or consultant vests based on the achievement of certain performance targets as established by the Board with respect to each relevant fiscal year ("Performance-Based Options"). 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the grant date, subject to the Company's attainment of the performance targets established by the Board with respect to the relevant fiscal year. In addition, 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the grant date, subject to the recipient's respective division's or segment's attainment of the performance targets established by the Board with respect to the relevant fiscal year. Although the Performance-Based Options may vest, they shall not become exercisable until the end of the fifth fiscal year following May 7, 2007; provided, however, that if the Company achieves an A- rating or better from Standard & Poor's or AM Best within eighteen (18) months following the closing of the Transaction, all Performance-Based Options with regard to fiscal years 2007 and 2008 will fully vest and become exercisable.

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


10.  Stock based compensation (continued)

     o 100% of options granted to directors vest on the grant date and are exercisable.


     Upon a change of control (as defined in the 2007 Plan), to the extent not previously cancelled or forfeited, all Time-Based Options and Performance-Based Options shall become 100% vested and exercisable.

     Option activity

     Option activity under the 2007 Plan for the three months ended September 30, 2007 is as follows:

Outstanding, beginning of period......                -
Granted...............................        6,535,000
Cancelled.............................          (80,500)
                                              ----------
Outstanding, end of period............        6,454,500
                                              ==========
Options exercisable, end of period....        3,044,500
                                              ==========


     Of the 10,620,000 options issued on July 18, 2007, 6,535,000 are Time-Based Options and 4,085,000 are Performance Based options. As at September 30, 2007, only the Time-Based Options are considered granted and fair valued as we have not yet finalized the performance criteria of the Performance-Based Options to eligible employees. The terms and conditions for the Performance-Based Options are to be finalized and communicated to eligible employees in the fourth quarter of 2007 and at that time, in accordance with SFAS No. 123(R) "Share Based Payment", we can determine a grant date, calculate the fair value and recognize the expense of the Performance-Based Options.

     During the three months ended September 30, 2007, the following activity occurred under the 2007 Plan:

Weighted average grant date fair value of
  options.................................    $     2.8902
Total fair value of options vested........    $  8,799,214


     Valuation of options

     Stock options are accounted for in accordance with SFAS 123(R) "Share Based Payment". The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the assumptions noted in the following table.

     o Expected dividend yield - The Company does not have a dividend policy at this time. We have assumed no dividends and under the Forbearance Agreement with HSBC, we are prohibited from declaring any cash dividend, exclusive of the Non-Cumulative Perpetual Preferred Shares, during the forbearance period from November 26, 2006 until December 31, 2008 and, therefore, we have used 0% for the expected dividend yield.

                           SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                  (UNAUDITED)


10.       Stock based compensation (continued)

     o Expected volatility - The expected volatility is a measure of the amount by which a price has fluctuated and is expected to fluctuate during a period of time. The expected volatility of the Company's stock is based on historical volatility.

     o Expected term - The expected term represents the anticipated amount of time between the grant date of the option and the exercise date or cancellation date based on historical data.

     o Risk free interest rate - The risk-free interest rate at the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.


                                                               September 30,
                                                                   2007
                                                            --------------------
        Expected dividend yield..........................           0.00%
        Expected volatility..............................           63.4%
        Expected term of Time-Based Options..............         5.6 years
        Risk free interest rate for Time-Based Options...           4.97%

     Compensation expense

     Compensation expense for stock options for the three months ended September 30, 2007 was $9.0 million. We recognize compensation costs for stock options with pro-rata vesting evenly over the requisite service period. As of September 30, 2007, there was $9.8 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of four years.

     Compensation expense for stock-based compensation for the nine months ended September 30, 2007 was $19.1 million, which includes $10.1 million of compensation expense associated with the pre-Transaction stock-based compensation plans. Upon closing the Transaction on May 7, 2007, all previously unrecognized compensation expense associated with the pre-Transaction stock-based compensation plans was recognized immediately.

     Under the pre-Transaction stock-based compensation plans, compensation expense for the three and nine months ended September 30, 2006 was $(3.0) million and $1.6 million, respectively. As of September 30, 2006, there was $7.8 million of unrecognized compensation expense related to stock-based compensation plans, which was expected to be recognized over a period of up to three years.

11.  Form 10-K Disclosure - Consolidated statements of comprehensive income

     On December 31, 2006, we adopted Financial Accounting Standards SFAS No. 158, "Employers' Accounting for Defined Benefit Pension and other Postretirement Plans". Upon adoption we recorded a $2.9 million reduction in comprehensive income (loss) for the year ended December 31, 2006. However, the cumulative effect of the change in accounting, net of tax should have been recorded as a separate component of accumulated other comprehensive income (loss). As of December 31, 2006, we reported comprehensive loss of $356.4 million for the year. With this revised presentation, comprehensive loss for the year ended December 31, 2006 would have been $353.5 million. This revised presentation will be reflected in our Form 10-K for the year ending December 31, 2007, since we consider the adjustment to be not material in the context of comprehensive income (loss) for the year ended December 31, 2006.

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

     o risks related to recent negative developments in the residential mortgage market, especially in the sub-prime sector, and our exposure to such market;

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

     o the impact of adjustments to previous financial estimates arising from our process improvement program under which we, among other things, enhance the automation of our reporting, valuation and administrative tools (such as cedant and retrocession accounting);

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

Overview

     See the introduction to "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in our 2006 Annual Report.

Status of Financial Strength and Credit Ratings

     As of November 9, 2007, our insurer financial strength and credit ratings are as follows:

                                                                   Moody's
                                      A.M. Best      Fitch        Investors       Standard
                                     Company (1)   Ratings (2)    Service (2)   & Poor's (3)
                                     -----------   -----------    -----------   ------------
Insurer Financial Strength
--------------------------
Ratings:
-------
Scottish Annuity & Life
  Insurance Company (Cayman) Ltd        B+            BBB-          Baa3           BB+
Scottish Re (U.S.), Inc.........        B+            BBB-          Baa3           BB+
Scottish Re Limited.............        B+            BBB-             -           BB+
Scottish Re Life Corporation....        B+               -             -           BB+

Scottish Re Group Limited Credit
--------------------------------
  Ratings:
  -------
Senior unsecured................        bb-           BB-           Ba3            B+
Preferred stock.................         b             B            B2             CCC+


----------------------------
1 Negative outlook
2 Stable outlook
3 Developing outlook


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

Critical Accounting Policies

     SFAS No. 123(R) "Share Based Payment"

     Effective January 1, 2006, we adopted SFAS No. 123(R) "Share Based Payment". In accordance with SFAS No. 123(R), compensation cost is determined on the option grant date using the Black-Scholes model to estimate the fair value of the option. Under SFAS No. 123(R), the grant date for all Time-Based Options is the date the options are issued, while the grant date for all Performance-Based Options is the date the performance criteria are communicated to the option holders, which may occur substantially after the issuance date. Compensation cost, net of estimated pre-vesting forfeitures, is then recognized on a straight-line basis over the requisite service period (vesting period). However, per SFAS No. 123(R), compensation cost for the Performance-Based Options is only recognized when it is probable that the performance criteria will be met. Compensation cost is recognized as a component of operating expenses with a corresponding increase in additional paid in capital.

     The Black-Scholes model incorporates six key factors: (i) the price of the Company's stock on the grant date, (ii) the exercise price of the option, (iii) the expected term of the option, (iv) the expected volatility of the Company's stock, (v) the expected dividend rate and (vi) the risk-free interest rate as of the grant date. Several of these factors (the expected term of the option, the expected volatility of the Company's stock, and the expected dividend rate) incorporate management's judgment, which could materially impact the fair value of the option. Management has used historical Company data to estimate the expected term or amount of time between the option grant date and the exercise/cancellation date. The expected term of the option is also used to select the risk-free interest rate as of the grant date. The expected volatility of the Company's stock is based on historical volatility. As the Company is currently prohibited from declaring any cash dividends, management has used an expected dividend rate of zero in calculating the fair value of the option.

     See the discussion of our additional Critical Accounting Policies in Item 7 of our 2006 Annual Report.

Results of Operations - Three and Nine Months Ended September 30, 2007 and 2006

     All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                                  Three months ended              Nine months ended
                                                            -----------------------------   -----------------------------
                                                            September 30,   September 30,   September 30,   September 30,
                                                                 2007            2006            2007            2006
                                                            -------------   -------------   -------------   -------------
Premiums earned, net ...................................    $   456,340     $   453,521     $ 1,360,850     $ 1,347,484
Investment income, net .................................        154,450         162,408         456,926         439,407
Fee and other income ...................................          6,017           2,380          14,881          10,752
Net realized losses ....................................       (101,986)         (1,072)       (108,330)        (25,971)
Change in value of embedded derivatives, net ...........        (14,777)         (5,891)         (5,886)         11,621
                                                            ------------    ------------    ------------    ------------
  Total revenues .......................................        500,044         611,346       1,718,441       1,783,293
                                                            ------------    ------------    ------------    ------------

Claims and other policy benefits .......................        368,731         377,713       1,140,562       1,124,277
Interest credited to interest sensitive
  contract liabilities .................................         34,793          42,423         106,515         140,523
Acquisition costs and other insurance
  expenses, net ........................................         97,755          86,241         289,363         278,644
Operating expenses .....................................         36,982          39,447         131,364         109,904
Collateral finance facilities expense ..................         73,667          67,323         222,647         145,646
Interest expense .......................................          3,304           5,005          14,914          16,964
                                                            ------------    ------------    ------------    ------------
  Total benefits and expenses ..........................        615,232         618,152       1,905,365       1,815,958
                                                            ------------    ------------    ------------    ------------
Loss before income taxes and minority interest .........       (115,188)         (6,806)       (186,924)        (32,665)
Income tax benefit (expense) ...........................          7,777         (20,841)        148,717        (102,427)
                                                            ------------    ------------    ------------    ------------
Loss before minority interest ..........................       (107,411)        (27,647)        (38,207)       (135,092)
Minority interest ......................................            227             232             501             (64)
                                                            ------------    ------------    ------------    ------------
Net loss ...............................................       (107,184)        (27,415)        (37,706)       (135,156)
Dividend declared on non-cumulative perpetual
  preferred shares .....................................         (2,266)         (2,266)         (6,797)         (6,797)
Deemed dividend on beneficial conversion
  feature ..............................................              -               -        (120,750)
Imputed dividend on prepaid variable share
  forward contract .....................................              -            (809)              -            (881)
                                                            ------------    ------------    ------------    ------------
Net loss attributable to ordinary shareholders .........    $  (109,450)    $   (30,490)    $  (165,253)    $  (142,834)
                                                            ============    ============    ============    ============


     Net loss attributable to ordinary shareholders increased by 259% to $109.5 million for the three months ended September 30, 2007 compared to $30.5 million in the same period in 2006 and increased by 16% to $165.3 million for the nine months ended September 30, 2007 compared to $142.8 million in the same period in 2006. The increase in net loss attributable to ordinary shareholders for the three and nine months ended September 30, 2007 is primarily the result of the impact of write-downs taken on our sub-prime and Alt-A bonds held within our consolidated investment portfolio.

          Revenues

     Total revenues decreased by 18% to $500.0 million for the three months ended September 30, 2007 compared to $611.3 million in the same period in 2006, primarily due to the write-downs taken on our sub-prime and Alt-A bonds and changes in the value of embedded derivatives relating to our funds withheld at interest. Premiums earned increased 1% to $456.3 million for the three months ended September 30, 2007 compared to $453.5 million in the same period in 2006. During the prior year quarter, there was a $16.5 million negative change in estimate related to experience refunds in our Life Reinsurance North America Segment. Excluding the effects of this adjustment, premiums earned has decreased by $13.7 million compared to the prior year quarter due primarily to lower new business production and lapsation effects.

     Investment income decreased by 5% to $154.5 million for the three months ended September 30, 2007 compared to $162.4 million in the same period in 2006. This decrease is primarily the result of reduced investment income on annuity business relating to declining account values resulting from higher lapses. The decrease was partially offset by an increase in interest rates.

     Realized losses for the quarter increased to $102.0 million for the three months ended September 30, 2007 compared to $1.1 million in the same period in 2006. The increase is primarily due to write-downs taken on our sub-prime and Alt-A bonds during the quarter.

     The net embedded derivative movement increased to a $14.8 million loss for the three months ended September 30, 2007 compared to a $5.9 million loss in the same period in 2006. These embedded derivatives relate to our funds withheld at interest on modified coinsurance treaties under DIG B36 "Embedded Derivatives:
Modified Coinsurance Arrangements and Debt Instruments That Incorporate Credit Risk Exposures that Are Unrelated or Only Partially Related to the Creditworthiness of the Obligor Under Those Instruments". The increase during the quarter is primarily due to a change in the yield curve used to value the derivatives.

     Total revenues decreased by 4% to $1,718.4 million for the nine months ended September 30, 2007 compared to $1,783.3 million in the same period in 2006 due to the impact of write-downs taken on our sub-prime and Alt-A bonds. Premiums earned increased by 1% to $1,360.9 million for the nine months ended September 30, 2007 compared to $1,347.5 million in the same period in 2006. The increase is primarily the result of a $13.4 million increase in premium earned in the Life Reinsurance North America Segment partially offset by a $10.9 million decrease in the Life Reinsurance International Segment.

     In the Life Reinsurance North America Segment, the increase is primarily due to the aforementioned $16.5 million negative experience refund change in estimate in the third quarter of 2006 along with a negative premium accrual adjustment of $8.0 million in the second quarter of 2006. In the Life Reinsurance International Segment, the decrease primarily relates to the retrocession of our Middle Eastern business and adjustments to premium accruals on treaties in runoff.

     Investment income increased by 4% to $456.9 million for the nine months ended September 30, 2007 compared to $439.4 million in the same period in 2006. The increase is primarily the result of higher interest rates and the level of our average invested assets, which include the $556.0 million received in connection with the closing of the Transaction with MassMutual Capital and Cerberus. In the prior year, our invested assets increased due to the closing of the Ballantyne Re securitization in May 2006 which contributed $1.7 billion to our invested asset base and the closing of a $560.0 million annuity contract, which was subsequently recaptured in the third quarter of 2006. These positive variances are partially offset by the effect of the termination of four funding agreements in 2006 and by a continued decline in account values on certain Life Reinsurance North America Segment annuity treaties due to higher lapse rates.

     Realized losses for the nine months ended September 30, 2007 increased to $108.3 million compared to $26.0 million in the same period in 2006. The increase is primarily due to write-downs taken on our sub-prime and Alt-A investments during the quarter.

     The net embedded derivative movement for the nine months ended September 30, 2007 decreased to a $5.9 million compared to an $11.6 million gain in the same period in 2006. The movement is partially due to a change in the yield curve used to value the derivatives in the current quarter and partially related to a prior year realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

Benefits and expenses

     Claims and other policy benefits decreased by 2% to $368.7 million for the three months ended September 30, 2007 compared to $377.7 million in the same period in 2006. The decrease is primarily the result of favorable mortality due to lower claims volume and fewer large claims in the Life Reinsurance North America Segment.

     Interest credited to interest sensitive contract liabilities decreased by 18% to $34.8 million for the three months ended September 30, 2007 compared to $42.4 million in the same period in 2006. The decrease is primarily the result of $4.9 million interest credited in the third quarter of 2006 on the aforementioned terminated funding agreements. Also contributing to the decrease was lower interest credited on annuity business relating to declining account values resulting from higher lapses in the Life Reinsurance North America Segment.

     Acquisition costs and other insurance expenses increased by 13% to $97.8 million for the three months ended September 30, 2007 compared to $86.2 million in the same period in 2006. The increase is primarily the result of a $15.5 million increase in the Life Reinsurance North America Segment due to the unfavorable impact of unlocking deferred acquisition costs on certain interest sensitive contracts. This was as a result of higher than expected policy surrenders in the current period along with the effect of a third quarter of 2006 change in estimate for expense allowances on certain interest sensitive contracts that reduced expenses for that quarter. This is offset by a decrease in the Life Reinsurance International Segment of $3.2 million which relates to the high level of costs incurred in the third quarter of 2006 to honor secondary collateral obligations in respect of a recaptured annuity agreement.

     Operating expenses decreased by 6% to $37.0 million for the three months ended September 30, 2007 compared to $39.4 million in the same period in 2006. The decrease is primarily the result of lower professional fees along with the prior year effect of executive severance paid in the third quarter of 2006 in both the Life Reinsurance North America Segment and Corporate and Other Segment.

     Collateral finance facilities expense increased by 9% to $73.7 million for the three months ended September 30, 2007 compared to $67.3 million in the same period in 2006. The increase is primarily the result of higher guarantor costs relating to ratings downgrades and the timing of implementation of our Clearwater Re securitization which coincides with the termination of the HSBC I securitization in the Life Reinsurance North America Segment. This is offset by the reduced borrowing cost on the Stingray financing facility in the Corporate and Other Segment, which was fully drawn down during the third quarter of 2006 and repaid in June 2007.

     Claims and other policy benefits increased by 1% to $1,140.6 million for the nine months ended September 30, 2007 compared to $1,124.3 million in the same period in 2006. The increase is primarily the result of an $11.1 million increase in the Life Reinsurance North America Segment, which is consistent with expectations for a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. This was partially offset by a net $2.2 million decrease in the Life Reinsurance International Segment due to the retrocession of our Middle Eastern business in January 1, 2007.

     Interest credited to interest sensitive contract liabilities decreased by 24% to $106.5 million for the nine months ended September 30, 2007 compared to $140.5 million in the same period in 2006. The decrease is primarily the result of the termination of four funding agreements in the third quarter of 2006 along with a continued decline in account values on some Life Reinsurance North America Segment annuity treaties due to higher surrender levels.

     Acquisition costs and other insurance expenses increased by 4% to $289.4 million for the nine months ended September 30, 2007 compared to $278.6 million in the same period in 2006. In the Life Reinsurance North America Segment, acquisition costs and other insurance expenses are consistent at 21% of premium earned compared to 2006. In the Life Reinsurance International Segment acquisition costs and other insurance expenses have decreased due to the absence of secondary collateral costs incurred in 2006 related to an annuity contract which was subsequently recaptured.

     Operating expenses increased by 20% to $131.4 million for the nine months ended September 30, 2007 compared to $109.9 million in the same period in 2006. The increase is primarily the result of payments triggered by the change-in-control in May 2007, including employee bonuses relating to the completion of the Transaction, change-in-control costs related to certain executive officers, severance payments and the recognition of all previously unrecognized compensation expense for our stock options and restricted share awards.

     Collateral finance facilities expense increased by 53% to $222.6 million for the nine months ended September 30, 2007 compared to $145.6 million in the same period in 2006. The increase is primarily the result of the impact of the Ballantyne Re securitization which closed in May 2006, along with higher financial guarantor costs resulting from our credit rating downgrades and an additional forbearance fee relating to the HSBC facilities incurred on the change-in-control in May 2007. This is partially offset by the borrowing cost on the Stingray financing facility in the Corporate and Other Segment, which was fully drawn down during the third quarter of 2006 and repaid in June 2007.

Segment Operating Results - Three and Nine Months Ended September 30, 2007 and 2006

Life Reinsurance North America

                                                                 Three months ended                Nine months ended
                                                           -----------------------------    -------------------------------
                                                           September 30,   September 30,    September 30,     September 30,
                                                                2007            2006             2007              2006
                                                           -------------   -------------    -------------     -------------
Premiums earned, net ...............................       $   428,806      $   421,707      $ 1,282,459      $ 1,258,174
Investment income, net .............................           147,754          151,872          439,122          412,576
Fee and other income ...............................             5,661            1,620           12,288            8,516
Net realized gains (losses) ........................          (103,182)             173         (108,180)         (19,225)
Change in value of embedded derivatives, net .......           (14,777)          (5,891)          (5,886)          11,621
                                                           ------------     ------------     ------------     ------------
  Total revenues ...................................           464,262          569,481        1,619,803        1,671,662
                                                           ------------     ------------     ------------     ------------

Claims and other policy benefits ...................           349,811          360,968        1,083,379        1,046,874
Interest credited to interest sensitive
  contract liabilities .............................            34,793           42,423          106,515          140,523
Acquisition costs and other insurance
  expenses, net ....................................            89,613           74,082          266,493          255,770
Operating expenses .................................            12,841           14,569           38,260           43,699
Collateral finance facilities expense ..............            72,525           63,866          210,466          140,300
Interest expense ...................................             3,180            2,986            9,468            8,586
                                                           ------------     ------------     ------------     ------------
  Total benefits and expenses ......................           562,763          558,894        1,714,581        1,635,752
                                                           ------------     ------------     ------------     ------------
Income (loss) before income taxes and
  minority interest ................................       $   (98,501)     $    10,587      $   (94,778)     $    35,910
                                                           ============     ============     ============     ============



     Loss before income taxes and minority interest increased to $98.5 million and to $94.8 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase for both the three and nine months ended September 30, 2007 is primarily the result of write-downs taken on our sub-prime and Alt-A bonds.

Revenues

     Total revenues decreased by 18% to $464.3 million for the three months ended September 30, 2007 compared to $569.5 million in the same period in 2006 primarily relating to write-downs taken on our sub-prime and Alt-A bonds. Net premiums earned increased by 2% to $ 428.8 million for the three months ended September 30, 2007 compared to $421.7 million in the same period in 2006. The increase is primarily the result of a $16.5 million experience refund adjustment that reduced premiums in the third quarter of 2006 partially offset by lower new business production and lapsation effects.

     Net investment income decreased by 3% to $147.8 million for the three months ended September 30, 2007 from $151.9 million in the same period in 2006. This decrease is primarily the result of reduced investment income on annuity business driven by declining account values resulting from higher lapses. This decrease was partially offset by an increase in interest rates.

     Realized losses of $103.2 million in the third quarter 2007 compared to $0.2 million realized gains in the same period in 2006 is due to the impact of impairment charges and mark to market adjustments taken on our subprime and Alt-A investments during the quarter.

     The net embedded derivative movement increased to a $14.8 million loss for the three months ended September 30, 2007 compared to a $5.9 million loss in the same period in 2006. The decrease during the quarter is primarily due to a change in the yield curve used to value the derivatives.

     Fee income increased by 249% for the three months ended September 30, 2007 to $5.7 million compared to $1.6 million for the same period in 2006. The increase is driven primarily by a gain on the re-pricing of one of our significant excess retrocession treaties.

     Total revenues decreased by 3% to $1,619.8 million for the nine months ended September 30, 2007 compared to $1,671.7 million in the same period in 2006 primarily relating to write-downs taken on our sub-prime and Alt-A bonds. Net premiums earned increased by 2% to $1,282.5 million for the nine months ended September 30, 2007 from $1,258.2 million in the same period in 2006. The increase in net premiums earned is primarily the result of the aforementioned $16.5 million experience refund adjustment that reduced premiums in the third quarter of 2006, and revised estimates of $8.0 million in the second quarter of 2006 related to prior period premium accruals that resulted in lower premiums for the second quarter of 2006.

     The prior year period adjustment of $8.0 million was comprised of two adjustments of $4.0 million each and related primarily to the newly acquired ING block in December 2004. In respect of the first $4.0 million adjustment, we conducted a review of the policy administration data provided to us by ING in the first year post acquisition of the block, which exhibited unusual premium levels as a result of two policy years of data being received together. This data had been used for trend purposes for the accrual estimate as of December 31, 2005. Based on actual cash received and the analysis of the data, we determined a different trend on which to base our premium accrual and, consequently, reduced our premium accrual estimate by $4.0 million.

     In respect of the second $4.0 million adjustment, we made a revision to our previous estimation process for a certain group of new issuances from late 2004, for which our administrative system did not have sufficient historical information to provide a best estimate at December 31, 2005. During 2006, we determined the premium estimates for these new issuances based on actual cash received. We then revised the premium accrual because our updated data from the administrative system showed clearer historical trends of actual cash received for our automatic premium estimation process.

     Net investment income increased by 6% to $439.1 million for the nine months ended September 30, 2007 compared to $412.6 million in the same period in 2006. The increase is primarily the result of growth in our average invested assets. Our total invested assets have increased significantly due to the proceeds of the Ballantyne Re securitization that closed in May 2006, which contributed approximately $1.7 billion to our invested asset base. Partially offsetting the favorable variance was a $23.0 million reduction due to the termination of four funding agreements in the third quarter of 2006 as a result of ratings downgrades and $13.6 million of reduced investment income on annuity business driven by declining account values resulting from higher lapses.

     Realized losses of $108.2 million for the nine months ended September 30, 2007 increased from $19.2 million in the prior year period due to the impact of impairment charges and mark to market adjustments taken on our subprime and Alt-A investments in the current year which was partially offset by prior year losses driven predominantly by the Ballantyne Re securitization.

     The net embedded derivative movement for the nine months ended September 30, 2007 decreased to a $5.9 million loss compared to an $11.6 million gain in the same period in 2006. The movement is partially due to a change in the yield curve used to value the derivatives in the current quarter and partially related to a prior year realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

     Fee income increased by 44% to $12.3 million for the nine months ended September 30, 2007 from $8.5 million for the same period in 2006. The increase primarily relates to the aforementioned gain on the re-pricing of one of our significant excess retrocession treaties.

Benefits and expenses

     Claims and other policy benefits decreased by 3% to $349.8 million for the three months ended September 30, 2007 compared to $361.0 million in the same period in 2006. The decrease is primarily the result of favorable mortality in the third quarter of 2007 due to lower claims volumes and fewer large claims.

     Interest credited to interest sensitive contract liabilities decreased by 18% to $34.8 million for the three months ended September 30, 2007 compared to $42.4 million in the same period in 2006. The decrease is primarily the result of $4.9 million interest credited in the third quarter of 2006 on the aforementioned terminated funding agreements. Also contributing to the decrease was lower interest credited on annuity business driven by declining account values resulting from higher lapses.

     Acquisition costs and other insurance expenses increased by 21% to $89.6 million for the three months ended September 30, 2007 compared to $74.1 million in the same quarter in 2006. This increase is primarily the result of an $8.9 million change in estimate in the third quarter of 2006 for expense allowances on certain interest sensitive contracts that reduced expenses for that quarter. Additionally contributing to the increase is an unfavorable impact of unlocking the deferred acquisition costs on interest sensitive contracts due to higher than expected policy surrenders in the current period. Partially offsetting these was a $5.7 million reduction in expenses, relating to one of our significant traditional life treaties. This adjustment was driven by revised premium accruals estimates, reserve and claims liabilities, and deferred acquisition costs.

     Operating expenses decreased by 12% to $12.8 million for the three months ended September 30, 2007 compared to $14.6 million in the same period in 2006. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2% and 3% for the 2007 and 2006 periods, respectively. The decrease is primarily the result of $2.0 million executive severance costs recognized in the third quarter of 2006.

     Collateral finance facilities expense increased by 14% to $72.5 million for the three months ended September 30, 2007 compared to $63.9 million in the same period of 2006. The increase is primarily the result of higher guarantor costs driven by ratings downgrades and the timing of implementation of our Clearwater Re securitization which coincides with the unwinding of the HSBC securitization.

     Claims and other policy benefits increased by 3% to $1,083.4 million for the nine months ended September 30, 2007 compared to $1,046.9 million in the same period in 2006. The increase is primarily the result of an increase in claims consistent with expectations for a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. Total net mortality for the nine months ended September 30, 2007 is moderately favorable to our internal expectations.

     Interest credited to interest sensitive contract liabilities decreased by 24% to $106.5 million for the nine months ended September 30, 2007 compared to $140.5 million in the same period in 2006. The decrease is primarily the result of the termination of four funding agreements in the third quarter of 2006 for which the nine month period of that year contained $19.9 million of interest credited. Also impacting the decline was lower annuity business due to higher lapses which drove a reduction of $13.9 million for the nine months ended September 30, 2007.

     Acquisition costs and other insurance expenses increased by 4% to $266.5 million for the nine months ended September 30, 2007 compared to $255.8 million in the same period in 2006. As a percentage of net premiums earned, acquisition and other insurance expenses was 21% for both the nine months ended September 30, 2007 and 2006. This ratio remained flat as the aforementioned $5.7 million reduction in expenses in the third quarter of 2007, was predominantly offset by a greater adverse impact from the unlocking of deferred acquisition costs in the prior year.

     Operating expenses decreased by 12% to $38.3 million for the nine months ended September 30, 2007 compared to $43.7 million in the same period in 2006. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2% and 3% for the 2007 and 2006 periods, respectively. The decrease is primarily the result of the first quarter 2007 receipt of a $2.6 million indemnification settlement related to the acquisition of the ERC business. This settlement was based on a provision in the purchase agreement regarding the level of statutory unauthorized reinsurance liabilities required for certain reinsurers. This indemnification settlement is not related to the ERC mediation described in Note 9 to the Consolidated Financial Statements. Also contributing to the expense reduction is $3.1 million executive severance paid out in the second and third quarters of 2006.

     Collateral finance facilities expense increased by 50% to $210.5 million for the nine months ended September 30, 2007 compared to $140.3 million in the same period of 2006. The increase is primarily the result of the impact of the Ballantyne Re securitization which closed in May 2006 along with higher financial guarantor costs resulting from our credit rating downgrades.

Life Reinsurance International

                                                                 Three months ended                 Nine months ended
                                                           ------------------------------    ------------------------------
                                                           September 30,    September 30,    September 30,    September 30,
                                                                2007             2006            2007             2006
                                                           -------------    -------------    -------------    -------------
Premiums earned, net ...............................           $  27,534        $  31,814        $  78,391        $  89,310
Investment income, net .............................               3,440            8,528            9,520           20,488
Fee and other income ...............................                (353)               -              400                -
Net realized gains (losses) ........................                 245           (2,832)            (390)         (10,878)
                                                               ----------       ----------       ----------       ----------
  Total revenues ...................................              30,866           37,510           87,921           98,920
                                                               ----------       ----------      ----------       ----------
Claims and other policy benefits ...................              18,920           16,745           57,183           77,403
Acquisition costs and other insurance
  expenses, net ....................................               6,167            9,396           17,325           18,398
Operating expenses .................................               7,923            7,678           29,190           21,329
Interest expense ...................................                  11                -               11                -
                                                               ----------       ----------       ----------       ----------
  Total benefits and expenses ......................              33,021           33,819          103,709          117,130
                                                               ----------       ----------       ----------       ----------
Income (loss) before income taxes and
  minority interest ................................           $  (2,155)       $   3,691        $ (15,788)       $ (18,210)
                                                               ==========       ==========       ==========       ==========



     Loss before income taxes and minority interest increased by 158% to $2.2 million for the three months ended September 30, 2007 compared to an income of $3.7 million for the same period in 2006. The decrease is primarily due to the positive gain in the prior year quarter resulting from the recapture of an annuity contract, in addition to negative incurred but not reported claims adjustments in the third quarter of 2007.

     Loss before income taxes and minority interest decreased by 13% to $15.8 million for the nine months ended September 30, 2007 compared to $18.2 million for the same period in 2006. The decrease is primarily the result of the absence of realized losses on recapture from the aforementioned annuity contract and contribution from new business on U.K. protection treaties in 2007. Increased claims in relation to our Loss of License business and expenses were offset by the absence of updates to cedant data in 2006.

Revenues

     Total revenues decreased by 18% to $30.9 million for the three months ended September 30, 2007 compared to $37.5 million in the same period in 2006. Net premiums earned decreased 13% to $27.5 million for the three months ended September 30, 2007 compared to $31.8 million in the same period in 2006. The decrease is expected, and is primarily the result of the retrocession of our Middle East block of business along with premium accrual adjustments reflected in the prior year quarter, partially offset by new U.K. and Ireland protection business.

     Investment income decreased by 60% to $3.4 million for the three months ended September 30, 2007 compared to $8.5 million in the same period in 2006. The decrease is primarily the result of an annuity contract which provided $5.1 million of investment income during the prior year quarter.

     Realized gains increased to $0.2 million for the three months ended September 30, 2007 compared to a $2.8 million loss for the same period in 2006. The prior year quarter realized loss was due to the realization of previously unrealized losses on an annuity contract which was recaptured during the quarter.

     Total revenues decreased by 11% to $87.9 million for the nine months ended September 30, 2007 compared to $98.9 million in the same period in 2006. Net premiums earned decreased by 12% to $78.4 million for the nine months ended September 30, 2007 compared to $89.3 million in the same period in 2006. The decrease is primarily due to the effect of the retrocession of the Middle East block of business along with the net negative impact of certain premium accrual adjustments, partially offset by new U.K. and Ireland protection business.

     Investment income decreased by 54% to $9.5 million for the nine months ended September 30, 2007 compared to $20.5 million in the same period in 2006. The decrease is primarily the result of an annuity contract which provided $11.0 million of investment income before it was recaptured in the third quarter of 2006.

     Realized losses for the nine months ended September 30, 2007 were $0.4 million compared to $10.9 million in the prior year period. The decrease in the current year period is due to the aforementioned recaptured annuity contract. Realized loss for the prior year period was initially driven by a $7.2 million loss incurred upon the restructuring of the annuity investment portfolio prior to recapture, and then another $3.3 million loss upon recapture where previously unrealized positions were then realized.

Benefits and expenses

     Claims and other policy benefits increased by 13% to $18.9 million for the three months ended September 30, 2007 compared to $16.7 million in the same period in 2006. The increase is primarily due to reserve releases upon recapture of an annuity treaty in 2006, which decreased the overall expense for the period and a strengthening in the basis of our reserve for incurred but not reported claims in 2007. Reduced claims due to the retrocession of our Middle East business along with the release of reserves related to premiums accrual estimates offset these increases.

     Acquisition costs and other insurance expenses decreased by 34% to $6.2 million for the three months ended September 30, 2007 compared to $9.4 million in the same period in 2006. The decrease is primarily the result of the $3.5 million expense to honor secondary collateral obligations to the cedant related to the annuity contract in 2006.

     Operating expenses increased by 3% to $7.9 million for the three months ended September 30, 2007 compared to $7.7 million in the same period in 2006. The increase is primarily attributable to an increase in personnel costs in response to the anticipated future growth in the Life Reinsurance International Segment.

     Claims and other policy benefits decreased by 26% to $57.2 million for the nine months ended September 30, 2007 compared to $77.4 million in the same period in 2006. The prior year period included $15.2 million of unfavorable claims and reserve mainly from updated cedant data. In the current year period, a number of one time adjustments affect the claims cost. Reduced claims following the retrocession of our Middle East business and accrual adjustments are partially offset by adverse claims experience on our loss of license business and reserve increases on our new U.K. and Ireland protection treaties.

     Acquisition costs and other insurance expenses decreased by 6% to $17.3 million for the nine months ended September 30, 2007 compared to $18.4 million in the same period in 2006. The decrease is primarily the result of the $3.5 million expense to honor secondary collateral obligations to the cedant related to the recapture of an annuity contract in 2006 offset by higher commission rates due to a shift in business mix towards long term protection business.

     Operating expenses increased by 37% to $29.2 million for the nine months ended September 30, 2007 compared to $21.3 million in the same period in 2006. The increase is primarily the result of additional provisions taken on the Windsor leasehold property along with change in control related employee bonuses, stock option expense and equity based compensation costs incurred during the current year period. In addition, there is an increase in personnel costs in support of the anticipated growth in the Life Reinsurance International Segment.


Corporate & Other


                                                                  Three months ended                Nine months ended
                                                            ------------------------------    ------------------------------
                                                            September 30,    September 30,    September 30,    September 30,
                                                                 2007             2006             2007             2006
                                                            -------------    -------------    -------------    -------------
Investment income, net .............................            $  3,256         $  2,008         $  8,284         $  6,343
Fee and other income ...............................                 709              760            2,193            2,236
Net realized gains .................................                 951            1,587              240            4,132
                                                                ---------        ---------        ---------        ---------
  Total revenues ...................................               4,916            4,355           10,717           12,711
                                                                ---------        ---------        ---------        ---------

Acquisition costs and other insurance
  expenses, net ....................................               1,975            2,763            5,545            4,476
Operating expenses .................................              16,218           17,200           63,914           44,876
Collateral finance facilities expense ..............               1,142            3,457           12,181            5,346
Interest expense ...................................                 113            2,019            5,435            8,378
                                                                ---------        ---------        ---------        ---------
  Total benefits and expenses ......................              19,448           25,439           87,075           63,076
                                                                ---------        ---------        ---------        ---------
Loss before income taxes ...........................            $(14,532)        $(21,084)        $(76,358)        $(50,365)
                                                                =========        =========        =========        =========

     The Corporate and Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance Segments and includes corporate related overhead along with the results of our Wealth Management business.

Revenues

     Total revenues increased by 13% to $4.9 million for the three months ended September 30, 2007 compared to $4.4 million in the same period in 2006. Investment income increased by 62% to $3.3 million for the three months ended September 30, 2007 from $2.0 million in the same period in 2006. The increase is primarily the result of the remaining proceeds from the Transaction generating additional investment income. Total revenues in the same period in 2006 primarily related to the drawdown of the Stingray facility and to the proceeds received on the forward share sale agreement.

     Investment income increased by 31% to $8.3 million for the nine months ended September 30, 2007 compared to $6.3 million in the same period in 2006. The increase is primarily the result of the remaining proceeds received in connection with the closing of the Transaction on May 7, 2007. Investment income in the same period in 2006 primarily related to the drawdown of the Stingray facility and receipt of proceeds from the forward share purchase agreement executed in December 2005.

Benefits and expenses

     Acquisition costs and other insurance expenses decreased by 29% to $2.0 million for the three months ended September 30, 2007 compared to $2.8 million in the same period in 2006. The decrease is primarily the result of $1.0 million of federal excise tax incurred in 2006, which relates to payments made to offshore companies.

     Operating expenses decreased by 6% to $16.2 million for the three months ended September 30, 2007 compared to $17.2 million in the same period in 2006. The decrease is primarily due to lower executive severance and lower professional and directors' fees, which were high in the prior year due to certain strategic evaluation costs incurred during the quarter, offset by the $7.6 million of new stock option plan expense incurred in the current quarter.

     Collateral finance facilities expense decreased by 67% to $1.1 million for the three months ended September 30, 2007 compared to $3.5 million in the same period in 2006. The decrease is primarily due to the borrowing cost on the Stingray financing facility, which was fully drawn down during the third quarter of 2006 and repaid in June 2007.

     Interest expense decreased by 94% to $0.1 million for the three months ended September 30, 2007 compared to $2.0 million in the same period in 2006. The decrease results from repayments during 2006 and 2007 of facilities no longer available, including the unsecured credit facility, the 4.5% Senior Convertible Notes, the reverse repurchase security agreement, and the 1% dividend payable on the Convertible Preferred Shares of our Hybrid Capital Units.

     Acquisition costs and other insurance expenses increased by 24% to $5.5 million for the nine months ended September 30, 2007 from $4.5 million in the same period in 2006. The increase is primarily due to incurring nine months of costs related to the Tartan Capital Limited catastrophe bond, which was issued in May 2006.

     Operating expenses increased by 42% to $63.9 million for the nine months ended September 30, 2007 compared to $44.9 million in the same period in 2006. The increase primarily relates to expenses triggered by the change-in-control, which include a $5.8 million charge to restricted stock and stock option expense, $11.9 million in severance payments, $5.9 million in change-in-control costs related to employees and $2.0 million in employee retention bonuses relating to the completion of the Transaction and a $7.6 million charge related to the issuance of stock options in the third quarter. In addition to these items, recruitment, audit fees and D&O insurance costs have increased in the current year period. In comparison to the prior year period, a number of costs affected the 2006 expense base including executive severance, restricted stock awards reversals, and increased professional fees and directors' expenses related to the strategic evaluation process.

     Collateral finance facilities expense increased by 128% to $12.2 million for the nine months ended September 30, 2007 compared to $5.3 million in the same period in 2006. The collateral finance facilities expense consists of the interest charges and put premium on the Stingray financing facility along with other collateral facility costs not associated with the operating segments. The increase is primarily the result of the draw down of the full Stingray financing facility in the third quarter of 2006, which remained outstanding until June 2007, along with a one-time $2.0 million fee incurred as part of the change-in-control.

     Interest expense decreased by 35% to $5.4 million for the nine months ended September 30, 2007 compared to $8.4 million in the same period in 2006. The decrease is primarily the result of the repayments of facilities, including the unsecured credit facility, a reverse repurchase security agreement, the 4.5% Senior Convertible Notes and the 1.0% dividend payable on the Convertible Preferred Shares of our Hybrid Capital Units. This decrease in expenses is offset in the current year by $4.7 million of expenses incurred relating to an interim term loan facility put in place by MassMutual Capital and an affiliate of Cerberus between shareholder approval of the Transaction and closing of the Transaction. Of the incremental expenses, $2.6 million of the expenses incurred were paid to an affiliate of Cerberus in connection with the interim term loan facility. The loan facility was terminated in connection with closing the Transaction. The remaining balance of the 2007 expense is due to final settlement amounts incurred on the Hybrid Capital Units.

Realized gains (losses)

     During the three months ended September 30, 2007, consolidated net realized losses amounted to $102.0 million compared to $1.1 million in the same period in 2006. During the three months ended September 30, 2007 and 2006, there were losses of $99.5 million and $0.3 million, respectively, in respect of other than temporary impairments and adjustments required under Statement No. 115 ("SFAS No. 115"), "Accounting for Certain Investments in Debt and Equity Securities". The increase in net realized losses for the three months ended September 30, 2007 compared to the respective prior year periods was primarily due to the deterioration of the sub-prime and Alt-A mortgage markets and liquidity disruptions. For further discussion, see the "Securities Backed by Sub-Prime and Alt-A Residential Mortgage Loans" section of the MD&A.

     During the nine months ended September 30, 2007, consolidated net realized losses amounted to $108.3 million compared to $26.0 million in the same period in 2006. During the nine months ended September 30, 2007 and 2006, there were losses of $107.4 million and $1.3 million, respectively, in respect of other than temporary impairments and SFAS No. 115 adjustments.

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

     We generate deferred tax assets principally due to net operating losses, reserves and unrealized losses on investment securities. In accordance with GAAP, we must conclude whether the future realization of our deferred tax asset is "more likely than not" to occur. The evaluation regarding realizability of deferred tax assets is made on a gross as opposed to a net basis. Sources of support for the gross deferred tax asset are the reversal of deferred tax liabilities, projected future taxable income and tax planning strategies. Pursuant to the guidance under SFAS No. 109, we are currently unable to rely on projections of future taxable income.

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

     Income tax benefit in the three months ended September 30, 2007 was $7.8 million compared to income tax expense of $20.8 million in the same period in 2006. The change in our effective tax rate in the third quarter ended September 30, 2007 compared to the same period in 2006 is primarily related to a release of our valuation allowance which was established in previous periods on deferred tax assets for certain operating entities, as well as an increase in the valuation allowance related to other operating entities for which no current period benefit is being recognized. Income tax benefit in the nine months ended September 30, 2007 was $148.7 million compared to income tax expense of $102.4 million in the same period in 2006. The change in our effective tax rate in the nine months ended September 30, 2007 compared to the same period in 2006 is primarily related to the net release of a $159.7 million valuation allowance, the impact from applying FIN 48 and other adjustments.

Financial Condition

Investments

     At September 30, 2007, the investment portfolio controlled by us consisted of fixed income securities, preferred stock and cash amounting to $8.87 billion expressed at estimated fair value. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded securities; however, at September 30, 2007, $458.4 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $7.74 billion expressed at estimated fair value represented the fixed income and preferred stock portfolios managed by external investment managers and $1.1 billion represented other cash balances. At December 31, 2006, the portfolio controlled by us consisted of fixed income securities, preferred stock and cash was $8.7 billion. The majority of these assets were publicly traded; however, at December 31, 2006, $532.9 million was invested in private securities. Of the total portfolio controlled by us, $8.2 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $0.5 billion represented other cash balances.

     At September 30, 2007, the average Standard & Poor's rating of our portfolio was "AA", the average effective duration was 3.4 years and the average book yield was 5.5%, as compared with an average rating of "AA", an average effective duration of 2.9 years and an average book yield of 5.5% at December 31, 2006. At September 30, 2007, the unrealized depreciation on investments, was $422.0 million as compared with unrealized depreciation on investments, of $41.0 million at December 31, 2006. The unrealized depreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     The following table presents the fixed income investment portfolio credit exposure by Standard & Poor's ratings, where available, and otherwise by ratings provided by other agencies.


          $ in millions                             September 30, 2007         December 31, 2006
                                                 -----------------------    ------------------------
                                                   Estimated                  Estimated
          Ratings                                 fair value         %       fair value          %
          -------                                -------------    ------    -------------     ------
          AAA...............................     $     3,895.2     43.9%    $     3,350.5      38.5%
          AA................................           2,273.6     25.6           2,353.1      27.0
          A                                            1,867.9     21.1           2,050.9      23.6
          BBB...............................             806.8      9.1             918.5      10.6
          BB or below.......................              23.6      0.3              24.9       0.3
                                                 -------------    ------    -------------     ------
          Total.............................     $     8,867.1    100.0%    $     8,697.9     100.0%
                                                 =============    ======    =============     ======


     The following table illustrates the fixed income investment portfolio sector exposure.



          $ in millions                            September 30, 2007           December 31, 2006
                                                 -----------------------     ------------------------
                                                   Estimated                  Estimated
          Sector                                  fair value        %        fair value         %
          -------                                -------------    ------    -------------     ------
          U.S. Treasury securities and U.S.
            government agency obligations...     $        64.0      0.7%    $        68.0       0.8%
          Corporate securities..............           2,747.2     31.0           2,700.5      31.1
          Municipal bonds...................              51.0      0.6              52.2       0.6
          Mortgage and asset backed securities         4,773.5     53.8           5,244.8      60.3
          Preferred stock...................              99.3      1.1             116.9       1.3
                                                 -------------     ------    -------------     ------
                                                       7,735.0     87.2           8,182.4      94.1
          Cash..............................           1,132.1     12.8             515.5       5.9
                                                 -------------     ------    -------------     ------
          Total.............................     $     8,867.1    100.0%    $     8,697.9     100.0%
                                                 =============    ======    =============     ======



     The Company reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the estimated fair value recovers. When a decline is considered to be other than temporary, the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income (loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.

     The following tables present the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of September 30, 2007 and December 31, 2006. These investments are presented by class and grade of security, as well as the length of time the related estimated fair value has remained below amortized cost or cost.


                                                                       September 30, 2007
                                                                        ($ in thousands)
                                       -------------------------------------------------------------------------------------------
                                        Less than or equal to              Greater than
                                              12 months                      12 months                        Total
                                       -------------------------     ---------------------------     -----------------------------
                                        Estimated    Unrealized        Estimated     Unrealized       Estimated       Unrealized
                                       fair value       loss          fair value        loss         fair value          loss
                                      ------------  ------------     -----------    ------------    ------------     -------------
Investment grade securities:
---------------------------
CMO...............................     $   874,455  $   (39,019)     $   309,034    $   (14,606)    $ 1,183,489      $   (53,625)
Corporates........................         992,735      (35,982)         881,615        (36,871)      1,874,350          (72,853)
Governments.......................          19,558         (314)          28,543           (720)         48,101           (1,034)
MBS...............................          22,008         (367)         129,909         (4,322)        151,917           (4,689)
Municipals........................           9,425          (76)          24,699           (644)         34,124             (720)
Other structured securities              2,130,246     (268,496)         569,091        (27,104)      2,699,337         (295,600)
Preferred stocks..................          16,368       (1,204)          78,034         (2,521)         94,402           (3,725)
                                       -----------  ------------     -----------    ------------    -----------      ------------
Total Investment grade
 securities.......................       4,064,795     (345,458)       2,020,925        (86,788)      6,085,720         (432,246)
                                       -----------  ------------     -----------    ------------    -----------      ------------
Below investment grade
----------------------
 securities:
 ----------
Corporates........................           5,403         (142)           7,453           (531)         12,856             (673)
Other structured securities                  6,037       (4,868)             859         (1,506)          6,896           (6,374)
Preferred stock...................             423           (2)             943            (78)          1,366              (80)
                                       -----------  ------------     -----------    ------------    -----------      ------------
Total below investment grade
 securities.......................          11,863       (5,012)           9,255         (2,115)         21,118           (7,127)
                                       -----------  ------------     -----------    ------------    -----------      ------------
Total.............................     $ 4,076,658  $  (350,470)     $ 2,030,180    $   (88,903)    $ 6,106,838      $  (439,373)
                                       ===========  ============     ===========    ============    ===========      ============


                                                                       December 31, 2006
                                                                        ($ in thousands)
                                       -----------------------------------------------------------------------------------------
                                        Less than or equal to            Greater than
                                              12 months                    12 months                          Total
                                       -------------------------     ---------------------------    ----------------------------
                                        Estimated    Unrealized       Estimated      Unrealized      Estimated       Unrealized
                                       fair value       loss         fair value         loss        fair value          loss
                                       -----------  ------------     ----------     ------------    -----------     ------------
Investment grade securities:
---------------------------
CMO................................    $   369,457  $    (2,365)     $   252,252    $    (6,327)    $   621,709     $    (8,692)
Corporates.........................        750,806      (15,690)         864,053        (29,078)      1,614,859         (44,768)
Governments........................         35,805         (615)          21,072           (752)         56,877          (1,367)
MBS................................         12,116         (136)         138,992         (4,674)        151,108          (4,810)
Municipal..........................         19,865         (187)          18,013           (640)         37,878            (827)
Other structured securities                415,596       (2,511)         613,974        (11,735)      1,029,570         (14,246)
Preferred stock....................         12,246         (295)          95,646         (3,181)        107,892          (3,476)
                                       -----------  ------------     -----------    ------------    -----------     ------------
Total investment grade
  securities.......................    $ 1,615,891  $   (21,799)     $ 2,004,002    $   (56,387)    $ 3,619,893     $   (78,186)
                                       -----------  ------------     -----------    ------------    -----------     ------------
Below investment grade
----------------------
  securities:
  ----------
Corporates.........................    $     3,416  $       (58)     $    14,975    $      (570)    $    18,391     $      (628)
Other structured securities                  1,405         (421)           1,256           (662)          2,661          (1,083)
Preferred stock....................              -            -              664            (33)            664             (33)
                                       -----------  ------------     -----------    ------------    -----------     ------------
Total below investment grade
  securities.......................          4,821         (479)          16,895         (1,265)         21,716          (1,744)
                                       -----------  ------------     -----------    ------------    -----------     ------------
Total..............................    $ 1,620,712  $   (22,278)     $ 2,020,897    $   (57,652)    $ 3,641,609     $   (79,930)
                                       ===========  ============     ===========    ============    ===========     ============



     At September 30, 2007, our fixed income portfolio contained 3,053 securities, with total gross unrealized losses of $439.4 million and total gross unrealized gains of $17.4 million. No single security had an unrealized loss greater than $6.9 million. Included in the fixed income portfolio were 159 private securities with gross unrealized losses of $14.7 million. At December 31, 2006, our fixed income portfolio contained 2,967 securities, with total gross unrealized losses of $79.9 million and total gross unrealized gains of $38.9 million. No single security had an unrealized loss greater than $1.3 million. Included in the fixed income portfolio were 128 private securities with gross unrealized losses of $5.1 million.

     After giving considerations to the write-downs taken on our sub-prime and Alt-A bonds as disclosed under "Impairment methodology and realized losses", we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold each security, whose price has been below market for greater than twelve months, until recovery supports the view that the security was not other than temporarily impaired as of September 30, 2007. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of September 30, 2007, approximately 98.4% of the gross unrealized losses are associated with investment grade securities.

     Again after giving consideration to the write-downs taken on our sub-prime and Alt-A bonds as disclosed under "Impairment methodology and realized losses", unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $59.7 million at September 30, 2007 and $7.8 million at December 31, 2006. Unrealized losses on below-investment grade securities amounted to $7.1 million and $1.7 million at September 30, 2007 and December 31, 2006, respectively. Of these amounts, below-investment grade securities with unrealized losses of $2.1 million at September 30, 2007 and $1.3 million at December 31, 2006 had been in an unrealized loss position for a period greater than one year.

     The following tables illustrate analysis of those securities that have an unrealized loss at September 30, 2007 and December 31, 2006 by industry:

                                                                            September 30, 2007
                                                                             ($ in thousands)
                                       -----------------------------------------------------------------------------------------
                                          Amortized                   Estimated Fair                  Unrealized
                                            Cost            %             Value            %             Loss             %
                                       -------------     --------     --------------    --------     ------------     ----------
Industry
--------
Mortgage and asset backed
  securities......................     $ 4,391,928          67.1%        $ 4,032,440       66.0%     $  (359,488)          81.8%
Banking...........................         377,003           5.8             363,853        6.0          (13,150)           3.0
Communications....................         196,087           3.0             188,227        3.1           (7,860)           1.8
Consumer non-cyclical.............         153,049           2.3             145,676        2.4           (7,373)           1.7
Brokerage.........................         160,765           2.5             155,589        2.5           (5,176)           1.2
Insurance.........................         173,667           2.6             166,607        2.7           (7,060)           1.6
Consumer cyclical.................         145,761           2.2             138,544        2.3           (7,217)           1.6
Finance companies.................         164,727           2.5             157,683        2.6           (7,044)           1.6
Electric..........................         135,332           2.1             130,362        2.1           (4,970)           1.1
Other*............................         647,892           9.9             627,857       10.3          (20,035)           4.6
                                       -----------         ------        -----------      ------     ------------         ------
Total.............................     $ 6,546,211         100.0%        $ 6,106,838      100.0%     $  (439,373)         100.0%
                                       ===========         ======        ===========      ======     ============         ======



* Other industries represent less than 2% of the estimated fair value.



                                                                            December 31, 2006
                                                                             ($ in thousands)
                                     ----------------------------------------------------------------------------------------
                                        Amortized                   Estimated Fair                  Unrealized
                                          Cost            %             Value            %             Loss            %
                                     -------------     --------     --------------    --------     ------------    ----------
Industry
--------
Mortgage and asset backed
  securities......................     $ 1,833,878        49.3%       $ 1,805,047        49.6%     $   (28,831)         36.1%
Banking...........................         302,782         8.1            296,225         8.1           (6,557)          8.2
Communications....................         204,320         5.5            196,181         5.4           (8,139)         10.2
Consumer non-cyclical.............         153,941         4.1            148,277         4.1           (5,664)          7.1
Insurance.........................         137,378         3.7            134,516         3.7           (2,862)          3.6
Finance companies.................         126,646         3.4            124,233         3.4           (2,413)          3.0
Consumer cyclical.................         127,643         3.5            123,455         3.4           (4,188)          5.2
Other*............................         834,951        22.4            813,675        22.3          (21,276)         26.6
                                       -----------       ------       -----------       ------     ------------        ------
Total.............................     $ 3,721,539       100.0%       $ 3,641,609       100.0%     $   (79,930)        100.0%
                                       ===========       ======       ===========       ======     ============        ======


* Other industries represent less than 3% of the estimated fair value.

     The expected maturity dates of our fixed maturity investments that have an unrealized loss at September 30, 2007 and December 31, 2006 are presented in the tables below.


                                                                            September 30, 2007
                                                                             ($ in thousands)
                                       ------------------------------------------------------------------------------------------
                                          Amortized                   Estimated Fair                 Unrealized
                                            Cost            %             Value            %            Loss              %
                                       -------------     --------     --------------     --------   --------------     ----------
Maturity
--------
Due in one year or less...........       $   572,769         8.7%        $   550,494         9.0%     $   (22,275)           5.1%
Due in one through five years.....         3,656,439        55.9           3,338,230        54.6         (318,209)          72.4
Due in five through ten years.....         1,311,552        20.0           1,267,880        20.8          (43,672)           9.9
Due after ten years...............         1,005,451        15.4             950,234        15.6          (55,217)          12.6
                                         -----------       ------        -----------       ------     ------------       -------
Total.............................       $ 6,546,211       100.0%        $ 6,106,838       100.0%     $  (439,373)        100.0%
                                         ===========       ======        ===========       ======     ============       =======




                                                                            December 31, 2006
                                                                             ($ in thousands)
                                       -----------------------------------------------------------------------------------------
                                          Amortized                   Estimated Fair                  Unrealized
                                            Cost            %             Value            %             Loss              %
                                       -------------     --------     --------------    ---------    -------------      --------
Maturity
--------
Due in one year or less...........       $   337,455         9.1%        $   334,582         9.2%     $    (2,873)          3.6%
Due in one through five years.....         1,401,180        37.6           1,377,519        37.8          (23,661)         29.6
Due in five through ten years.....         1,206,367        32.4           1,179,292        32.4          (27,075)         33.9
Due after ten years...............           776,537        20.9             750,216        20.6          (26,321)         32.9
                                         -----------       ------        -----------       ------     ------------       -------
Total.............................       $ 3,721,539       100.0%        $ 3,641,609       100.0%     $   (79,930)       100.0%
                                         ===========       ======        ===========       ======     ============       =======



     At September 30, 2007, there were 2,376 securities with unrealized loss positions, with 94 securities having an unrealized loss greater than $1 million. At December 31, 2006, there were 1,796 securities with unrealized loss, with two securities having an unrealized loss greater than $1.0 million.

     At September 30, 2007, there were 6 securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.7 million. At December 31, 2006, there were three securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $0.8 million.

     The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during the periods September 30, 2007 and 2006.

                                                            Three months ended September 30, 2007
                                                                      ($ in thousands)
                       ---------------------------------------------------------------------------------------------------------
                             Credit Concern            Relative Value                Tactical                    Total
                       ------------------------   ------------------------   ------------------------   ------------------------
                        Proceeds        Loss       Proceeds        Loss       Proceeds        Loss        Proceeds      Loss
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Days
----
0-90................   $      586    $    (116)   $    5,256    $    (111)   $    2,085    $     (11)   $    7,927    $    (238)
91-180..............        1,681         (340)            -            -         1,671           (1)        3,352         (341)
181-270.............          685         (454)            -            -             -            -           685         (454)
Greater than 270....       13,390       (1,946)            -            -         6,194         (346)       19,584       (2,292)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total...............   $   16,342    $  (2,856)   $    5,256    $    (111)   $    9,950    $    (358)   $   31,548    $  (3,325)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========


                                                            Three months ended September 30, 2006
                                                                      ($ in thousands)
                       ---------------------------------------------------------------------------------------------------------
                             Credit Concern            Relative Value                Tactical                     Total
                       ------------------------   ------------------------   ------------------------   ------------------------
                        Proceeds        Loss       Proceeds        Loss       Proceeds        Loss        Proceeds      Loss
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Days
----
0-90................   $   11,555    $       -    $       81    $      (2)   $  190,764    $    (467)   $  202,400    $    (469)
91-180..............            -            -           906          (14)       37,405         (203)       38,311         (217)
181-270.............            -            -             -            -         3,223          (13)        3,223          (13)
Greater than 270....            -            -         1,851         (121)       17,069         (160)       18,920         (281)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total...............   $   11,555    $       -    $    2,838    $    (137)   $  248,461    $    (843)   $  262,854    $    (980)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========




                                                            Nine months ended September 30, 2007
                                                                      ($ in thousands)
                       ---------------------------------------------------------------------------------------------------------
                             Credit Concern            Relative Value                Tactical                    Total
                       ------------------------   ------------------------   ------------------------   ------------------------
                        Proceeds        Loss       Proceeds        Loss       Proceeds        Loss        Proceeds      Loss
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Days
----
0-90................   $    4,252    $    (180)   $    6,465    $    (161)   $  169,350    $    (158)   $  180,067    $    (499)
91-180..............        1,681         (340)        1,639          (72)        2,971          (21)        6,291         (433)
181-270.............        3,059         (487)            -            -         1,314           (7)        4,373         (494)
Greater than 270....       23,511       (2,320)        3,278          (34)       16,556         (594)       43,345       (2,948)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total...............   $   32,503    $  (3,327)   $   11,382    $    (267)   $  190,191    $    (780)   $  234,076    $  (4,374)
                       ==========    ==========   ==========    ==========   ==========    ==========   ==========    ==========





                                                            Nine months ended September 30, 2006
                                                                      ($ in thousands)
                       ---------------------------------------------------------------------------------------------------------
                             Credit Concern            Relative Value                 Tactical                     Total
                       ------------------------   ------------------------   ------------------------   ------------------------
                        Proceeds        Loss       Proceeds        Loss       Proceeds        Loss        Proceeds      Loss
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Days
----
0-90................   $   19,452    $    (822)   $  193,855    $  (3,909)   $  260,546    $    (845)   $  473,853    $  (5,576)
91-180..............        4,105          (81)       11,597         (331)       61,052         (822)       76,754       (1,234)
181-270.............        8,072         (798)        2,099          (34)        7,978         (186)       18,149       (1,018)
Greater than 270....        3,540         (351)       16,864         (480)       30,655         (551)       51,059       (1,382)
                       ----------    ----------   ----------    ----------   ----------    ----------   ----------    ----------
Total...............   $   35,169    $  (2,052)   $  224,415    $  (4,754)   $  360,231    $  (2,404)   $  619,815    $  (9,210)
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

     At September 30, 2007, funds withheld at interest totaled $1.7 billion with an average rating of "A+", an average effective duration of 4.91 years and an average book yield of 5.92%, as compared to $1.9 billion with an average rating of "A", an average effective duration of 5.0 years and an average book yield of 5.9% at December 31, 2006. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The estimated fair value of the funds withheld amounted to $1.7 billion at September 30, 2007 and $1.9 billion at December 31, 2006.

     At September 30, 2007 and December 31, 2006, funds withheld at interest were in respect of seven contracts with five ceding companies, respectively. At September 30, 2007, we had three contracts with Lincoln National Life Insurance Company that accounted for $629.1 million or 38% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited that accounted for $371.8 million or 22% of the funds withheld balances and one contract with Fidelity & Guaranty Life that accounted for $626.9 million or 38% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of "A+" from AM. Best, "AA" from Standard & Poor's, "Aa3" from Moody's and "AA" from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.6 billion and $1.9 billion at September 30, 2007 and December 31, 2006, respectively.

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

     According to data provided by our ceding companies, the following table reflects the estimated fair value of assets including cash backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.


     $ in millions                            September 30, 2007           December 31, 2006
                                            ------------------------   -------------------------
                                               Estimated                  Estimated
     Ratings                                  fair value        %        fair value         %
     -------                                -------------    -------   -------------     -------
     AAA...............................     $       449.5     27.0%    $       427.5      22.1%
     AA................................             163.2      9.8             166.6       8.6
     A.................................             451.3     27.1             561.1      29.0
     BBB...............................             462.7     27.7             605.6      31.3
     BB or below.......................              51.7      3.1              75.1       3.9
                                            -------------    ------    -------------     ------

     Sub-total:                                   1,578.4     94.7           1,835.9      94.9
     Commercial mortgage loans.........              88.7      5.3              98.8       5.1
                                            -------------    ------    -------------     ------
     Total.............................     $     1,667.1    100.0%    $     1,934.7     100.0%
                                            =============    ======    =============     ======


     According to data provided by our ceding companies, the following table reflects the estimated fair value of assets backing the funds withheld at interest portfolio by sector.


     $ in millions                            September 30, 2007           December 31, 2006
                                            ------------------------   ------------------------
                                               Estimated                  Estimated
     Sector                                   fair value        %        fair value        %
     -------                                -------------    -------   -------------     ------
     U.S. Treasury securities and U.S.
       government agency obligations...     $        35.7       2.1%   $       58.8        3.0%
     Corporate securities..............           1,075.2      64.5         1,321.1       68.3
     Municipal bonds...................              29.4       1.8            29.9        1.6
     Mortgage and asset backed securities           470.7      28.2           463.4       24.0
     Commercial mortgage loans.........              88.7       5.3            98.9        5.1
     Preferred stock...................               2.5       0.2             2.6        0.1
                                            --------------   -------   -------------     ------
     Sub-total                                    1,702.2     102.1         1,974.7      102.1
     Cash..............................             (35.1)     (2.1)          (40.0)      (2.1)
                                            --------------   -------   -------------     ------
     Total.............................     $     1,667.1     100.0%   $    1,934.7      100.0%
                                            ==============   =======   =============     ======


Securities Backed by Sub-Prime and Alt-A Residential Mortgage Loans

Exposure to Sub-prime ABS and Alt-A RMBS

     At September 30, 2007, our total investment portfolio including controlled assets and funds withheld at interest, had an amortized cost of $11.0 billion, and an estimated fair value of $10.6 billion. Of the amortized cost, $1.9 billion, or 17.4%, were asset-backed securities ("ABS") backed by sub-prime residential mortgage loans and $1.1 billion, or 9.8%, were residential mortgage-backed securities ("RMBS") backed by Alt-A mortgage loans. These include bonds held in portfolios in our securitizations, in portfolios of our subsidiaries and by ceding companies in funds withheld at interest. Our exposure to collateralized debt obligations backed by similar ABS and RMBS was approximately $12,500.

     The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of sub-prime loans has recently led to higher delinquency and loss rates, especially for those issued during 2006 and 2007. These factors have caused a decrease in market liquidity and repricing of risk, which has led to estimated fair value declines from December 31, 2006 to September 30, 2007. We expect delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the future. Tranches of securities will experience losses according to the seniority of the claim on the collateral, with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of the securities reflect the seniority of the securities that we own.

     As sub-prime and Alt-A loan performance has deteriorated, the market has become increasingly illiquid and unbalanced, with an absence of buyers, causing market prices to decrease and a decline in the estimated fair value of our bonds below their amortized cost. To date, all of our sub-prime and Alt-A holdings are still paying full interest and principal and no securities have experienced any defaults. Currently, it is our intention to hold these securities to recover our amortized cost and we expect to recover principal and interest substantially greater than what the current market prices indicate. We have written down any bonds where we estimate we will not recover the full amortized cost or where we lack the ability to hold the bonds through recovery of amortized cost.


Impairment Methodology and Realized Losses

     As part of our quarterly tests for other than temporary impairments of investments, we have reviewed our sub-prime and Alt-A holdings in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and related accounting guidance including Emerging Issues Task Force 03-01 "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments" ("EITF 03-01") and Emerging Issues Task Force 99-20 "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets ("EITF 99-20"). Among other matters, these GAAP accounting rules require that we evaluate, for each security where the estimated fair value is less than its amortized cost, whether we have the intent and ability to hold the security for a reasonable time for a forecasted recovery of the fair value up to the amortized cost of the investment. This requires us to consider our capital and liquidity requirements and any contractual or regulatory obligations that might indicate that securities may need to be sold before the forecasted recovery of fair value occurs.

     Notwithstanding our intent and ability to hold our sub-prime and Alt-A bonds through a forecasted recovery period, we have conducted an assessment of each bond to evaluate the likely realization of amortized cost. Through our third-party investment managers, we have performed detailed cash flow analyses on our sub-prime and Alt-A holdings stressing multiple variables, and our best estimate scenario considered deal specific assumptions and some general assumptions for all bonds. The deal assumptions included a deal specific default curve, taking into account the underlying collateral, loan, originator, vintage, and tranche seniority. The general assumptions included loss severity and prepayment speed.

     For all the bonds, we assumed prepayments on the securities underlying collateral will be slower than originally modeled or 75% of pricing speed. When home prices were rising and underwriting standards were becoming more aggressive, borrowers were able to refinance or sell their homes and repay the loans at the time mortgage rates reset. We assumed that this type of prepayment will be less available going forward. For sub-prime bonds, we assumed the existing delinquency pipeline experienced a severity of 50% over 18 months and then we assumed a 40% severity after the initial 18 months. For Alt-A bonds, we assumed the existing delinquency pipeline experienced a severity of 25% over 18 months and then we assumed a 20% severity after the initial 18 months. Second lien mortgages have very high severity, usually 100%. We have no such pure second lien bonds and our existing bonds have limited exposure to second liens, typically 5% to 10%.

     Based on these multiple simulation analyses, our current best estimate of projected principal losses over the next four years for our sub-prime and Alt-A holdings is approximately $60.1 million and $26.2 million, respectively. We have written down the amortized costs of any bonds for which we expect to experience principal losses. The amortized cost of this subset of bonds were reduced to estimated fair value as of September 30, 2007 resulting in the recognition of realized losses of $54.2 million for the quarter ended September 30, 2007. The simulation analysis results are a function of assumptions made. To the extent that these assumptions are not correct, our conclusions will change.

     Currently, we do not intend to sell any of our sub-prime and Alt-A bonds and our available capital and liquidity resources as noted in the "Liquidity and Capital Resources" section are adequate to preclude the need to liquidate any of our sub-prime and Alt-A investments. However, a subset of bonds that are held within our securitizations were recently downgraded by one or more of Fitch, Moody's and Standard & Poor's. The investment guidelines for certain trust accounts within our securitizations govern our ability to continue to hold individual securities that are no longer rated A3/A- or better or where the weighted average rating factor for the portfolio exceeds a predetermined limit. The recent ratings downgrades have resulted in individual securities with a total amortized cost at September 30, 2007 of $127.8 million being out of compliance with the investment guidelines of our securitizations. Although we do not presently intend to sell these bonds, we can no longer demonstrate the unfettered ability to hold them to realization of amortized cost. Accordingly, we have written-down the amortized cost of these bonds to estimated fair value as of September 30, 2007 in order to record a realized loss representing an other-than-temporary impairment of $41.1 million for the quarter ended September 30, 2007. Further ratings downgrades of any of our sub-rime and Alt-A holdings below the A3/A- credit rating requirements of our investment management agreements which govern securitizations may result in additional other-than-temporary impairments charges in future periods. The other-than-temporary impairments of $41.1 million related to individual bonds did not show any projected principal losses in our simulation analyses mentioned below and we currently expect each of these bonds to continue to pay full interest and principal.

    The table below summarizes the amortized cost, projected principal losses and realized losses on our sub-prime and Alt-A bonds at September 30, 2007:


-------------------    -----------------    -----------------   ----------------
                                               Projected
                                               Principal
                        Amortized Cost         Losses at         Realized Loss
                         at September       September 30,        at September
    Impairment             30, 2007               2007              30, 2007
   Methodology         ($ in millions)      ($ in millions)     ($ in millions)
-------------------    -----------------    -----------------   ----------------
SFAS No. 115
  bonds without
  projected
  principal losses.....           $84.4                 $  -               $41.1
Bonds with
  projected
  principal losses.....            89.9                 86.3                54.2
                       -----------------    -----------------   ----------------
Total................            $174.3                $86.3               $95.3
                       =================    =================   ================

     The credit rating, amortized cost, estimated fair value and related unrealized and realized losses related to our sub-prime and Alt-A securities are set out below:

                                                            September 30, 2007
                                                             ($ in millions)
                                   --------------------------------------------------------------------------
                                    Non-securitizations        Securitizations                Total
                                   --------------------------------------------------------------------------
                                   Sub-prime     Alt-A       Sub-prime      Alt-A      Sub-prime      Alt-A
                                   ---------    -------      ---------     -------     ----------   ---------
Book Value by Rating
--------------------
AAA.......................         $ 152.2      $ 172.2      $   294.8     $ 66.2      $   447.0    $   238.4
AA........................           157.9         58.6          844.2      650.4        1,002.1        709.0
A+........................             5.9          2.5          175.4       43.3          181.3         45.8
A.........................            41.5         23.4          149.2       43.4          190.7         66.8
A-........................            26.4          2.1           15.5          -           41.9          2.1
BBB+ or lower.............            42.1         15.8            7.9          -           50.0         15.8
                                   -------      -------      ---------     ------      ---------    ---------
Total.....................         $ 426.0      $ 274.6      $ 1,487.0     $803.3      $ 1,913.0    $ 1,077.9
                                   -------      -------      ---------     ------      ---------    ---------

Estimated fair value by Rating
------------------------------
AAA.......................         $ 146.7      $ 168.0      $   279.2     $ 65.0      $   425.9    $   233.0
AA........................           142.5         56.2          696.8      614.4          839.3        670.6
A+........................             5.2          2.1          142.7       37.7          147.9         39.8
A.........................            36.1         21.2          130.3       33.1          166.4         54.3
A-........................            22.9          1.6           13.5          -           36.4          1.6
BBB+ or lower.............            29.4         11.7            7.9          -           37.3         11.7
                                   -------      -------      ---------     ------      ---------    ---------
Total.....................         $ 382.8      $ 260.8      $ 1,270.4     $750.2      $ 1,653.2    $ 1,011.0
                                   -------      -------      ---------     ------      ---------    ---------
Unrealized Loss by Rating
-------------------------
AAA.......................         $  (5.5)     $  (4.2)     $   (15.6)    $ (1.2)     $   (21.1)      $ (5.4)
AA........................           (15.4)        (2.4)        (147.4)     (36.0)        (162.8)       (38.4)
A+........................            (0.7)        (0.4)         (32.7)      (5.6)         (33.4)        (6.0)
A.........................            (5.4)        (2.2)         (18.9)     (10.3)         (24.3)       (12.5)
A-........................            (3.5)        (0.5)          (2.0)         -           (5.5)        (0.5)
BBB+ or lower.............           (12.7)        (4.1)             -          -          (12.7)        (4.1)
                                   -------      -------      ---------     ------       ---------   ----------
Total.....................         $ (43.2)     $ (13.8)     $  (216.6)    $(53.1)      $ (259.8)   $   (66.9)
                                   -------      -------      ---------     ------       ---------   ----------
Realized Loss by Impairment
---------------------------
 Methodology
 -----------
SFAS No. 115 bonds without
 projected principal losses        $     -      $     -      $   (41.1)    $    -      $   (41.1)   $       -
Bonds with projected
 principal losses.........           (1.4)         (0.2)         (45.1)      (7.5)         (46.5)        (7.7)
                                   -------      -------      ---------     ------      ---------    ---------
Total.....................         $ (1.4)      $  (0.2)     $   (86.2)    $ (7.5)     $   (87.6)   $    (7.7)
                                   -------      -------      ---------     ------      ---------    ---------




Consolidated Sub-prime and Alt-A Portfolios

     The consolidated sub-prime portfolio includes securities that are collateralized by mortgage loans issued in the United States to borrowers that cannot qualify for prime financing terms due in part to an impaired or limited credit history. The sub-prime portfolio also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit profile. Of our $1,913.0 million in sub-prime residential ABS holdings,

o    $447.0 million (23.4%) were rated AAA/Aaa;

o    $1,449.1 million (75.8%) were rated AA-/Aa3 or above;

o    $1,863.0 million (97.4%) were rated A-/A3 or above;

o    $1,487.2 million (77.7%) reside in our securitizations.

     As part of our third quarter impairment process, we marked down sub-prime bonds with a amortized cost of $137.1 million, realizing losses of $87.6 million. The unrealized loss of our sub-prime holdings was $259.8 million, or 13.6% of the amortized cost of our sub-prime holdings at September 30, 2007. As a result of estimated fair value reductions from September 30, 2007 to October 31, 2007, we estimate that unrealized losses increased by approximately $150.8 million, or 7.9% of amortized cost of our sub-prime holdings and is 1.4% of our investment portfolio.

          The following table shows the amortized costs of our consolidated sub-prime portfolio by rating and vintage:


                                      Consolidated Sub-Prime Portfolio as at September 30, 2007
                                                           ($ in millions)
                   ------------------------------------------------------------------------------------------------
                                                               Vintage
                   ------------------------------------------------------------------------------------------------
                      Years
                      ended
                     December                        Six           Six           Nine
                     31, 1997          Year         months        months        months
                        to             ended        ended         ended         ended                         % of
                     December        December        June        December      September                   Investment
Rating               31, 2004        31, 2005      30, 2006      30, 2007       30,2007        Total       Portfolio
------             -------------     ---------     ---------     ---------     ---------     ---------    -----------
AAA.............        $   70.7       $  78.3      $  133.0      $  146.2       $  18.8      $  447.0           4.1%
AA..............           126.6         208.1         423.5         214.0          29.9       1,002.1           9.1%
A+..............             3.5         122.0          19.4          20.6          15.8         181.3           1.7%
A...............            33.1          11.4          57.5          78.8           9.9         190.7           1.7%
A-..............            21.0           6.0          12.3           2.6             -          41.9           0.3%
BBB+ and lower..            28.9           6.7          10.4           4.0             -          50.0           0.5%
                        --------      --------     ---------     ---------      --------     ---------         ------
Total...........        $  283.8       $ 432.5      $  656.1      $  466.2       $  74.4      $1,913.0          17.4%
                        ========      ========     =========     =========      ========     =========         ======


% of investment             2.6%          3.9%          6.0%          4.2%          0.7%         17.4%
   portfolio....        --------      --------     ---------     ---------      --------     ---------



     Our consolidated Alt-A portfolio includes securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who cannot qualify for prime financing terms due to high loan-to-value ratios and/or limited supporting documentation. Of our $1,077.9 million of Alt-A holdings,

o    $238.4 million (22.1%) were rated AAA/Aaa;

o    $947.4 million (87.9%) were rated AA-/Aa3 or above;

o    $1,062.1 million (98.5%) were rated A-/A3 or above;

o    $803.3 million (74.5%) reside in our securitizations.

     As part of our third quarter impairment process, we marked down Alt-A bonds with an amortized cost of $37.1 million, realizing losses of $7.7 million. The unrealized loss of our Alt-A holdings was $66.9 million, or 6.2% of amortized cost of our Alt-A holdings at September 30, 2007. As a result of estimated fair value reductions from September 30, 2007 to October 31, 2007, we estimate that unrealized losses increased by approximately $26.3 million, or 2.4% of amortized cost of our Alt-A holdings and is 0.2% of our investment portfolio.

     The following table shows the amortized costs of our Alt-A RMBS exposure by rating and vintage:


                                        Consolidated Alt-A Portfolio as at September 30, 2007
                                                             ($ in millions)
                     ----------------------------------------------------------------------------------------------
                                                                 Vintage
                     ----------------------------------------------------------------------------------------------
                        Years
                        ended
                       December                      Six          Six           Nine
                       31, 1997         Year        months       months        months
                          to            ended       ended        ended         ended                       % of
                       December       December       June       December      September                  Investment
Rating                 31, 2004       31, 2005     30, 2006     30, 2007       30,2007      Total        Portfolio
------               -------------    ---------    ---------    ---------    ---------    ----------    -----------
AAA.............        $     64.2     $   74.3      $  64.2      $  35.7     $      -      $  238.4           2.2%
AA..............              58.7         70.3        305.9        272.7          1.4         709.0           6.5%
A+..............               1.6          0.9          1.1         42.2            -          45.8           0.4%
A...............              16.8          5.6         22.2         22.2            -          66.8           0.6%
A-..............                 -          2.1            -            -            -           2.1           0.0%
BBB+ and lower..               4.1         11.7            -            -            -          15.8           0.1%
                        ----------     --------     --------     --------    ---------     ---------       --------

Total...........        $    145.4     $  164.9      $ 393.4      $ 372.8     $    1.4     $ 1,077.9           9.8%
                        ==========     ========     ========     ========    =========     =========       ========
 % of investment
   portfolio....              1.3%         1.5%         3.6%         3.4%         0.0%          9.8%
                       -----------     --------     --------     --------    ---------     ---------



Consolidated Sub-Prime and Alt-A Portfolios Excluding Those Held in Securitizations

     The following table details the amount of amortized costs of the Company's sub-prime ABS and Alt-A holdings by rating and vintage for its consolidated portfolios excluding invested assets held in the Company's four securitizations:
Orkney Re, Inc., Orkney Re II plc, Ballantyne Re plc and Clearwater Re.


                                    Sub-Prime Portfolio Excluding Securitizations as at September 30, 2007
                                                             ($ in millions)
                     ------------------------------------------------------------------------------------------------
                                                                 Vintage
                     ------------------------------------------------------------------------------------------------
                        Years
                        ended
                       December                       Six          Six           Nine
                       31, 1997         Year         months       months        months
                          to            ended        ended        ended         ended                       % of
                       December       December        June       December      September                   Investment
Rating                 31, 2004       31, 2005      30, 2006     30, 2007       30,2007        Total       Portfolio
------               -------------    ---------     ---------    ---------     ---------     ---------    -----------
AAA.............         $    59.6      $  43.4      $  44.1        $  1.6        $  3.4       $ 152.1           1.4%
AA..............              76.8         43.6         37.5             -             -         157.9           1.4%
A+..............               3.5          2.4            -             -             -           5.9           0.1%
A...............              30.1         11.4            -             -             -          41.5           0.4%
A-..............              21.0          5.2          0.2             -             -          26.4           0.2%
BBB+ and lower..              28.9          6.7          6.4             -             -          42.0           0.4%
                         ---------     --------     --------       -------      --------      --------        -------

Total...........         $   219.9      $ 112.7      $  88.2        $  1.6        $  3.4       $ 425.8          3.9%
                         =========     ========     ========       =======       =======      ========        =======
 % of investment
   portfolio....              2.1%         1.0%         0.8%          0.0%          0.0%          3.9%
                         ---------     --------     --------       -------      --------      --------


                                    Alt-A Portfolio Excluding Securitizations As at September 30, 2007
                                                             ($ in millions)
                     --------------------------------------------------------------------------------------------------
                                                                 Vintage
                     --------------------------------------------------------------------------------------------------
                        Years
                        ended
                       December                       Six           Six            Nine
                       31, 1997         Year         months        months         months
                          to            ended        ended         ended           ended                       % of
                       December       December        June        December       September                   Investment
Rating                 31, 2004       31, 2005      30, 2006      30, 2007        30,2007        Total       Portfolio
------               -------------    ---------     ---------      ---------     ---------     ---------    -----------
AAA.............         $    64.2      $  37.8       $  57.8        $  12.5        $    -       $ 172.3           1.6%
AA..............              30.2          9.7          17.2              -           1.4          58.5           0.6%
A+..............               1.6          0.9             -              -             -           2.5           0.0%
A...............              16.8          5.6           1.0              -             -          23.4           0.2%
A-..............                 -          2.1             -              -             -           2.1           0.0%
BBB+ and lower..               4.1         11.7             -              -             -          15.8           0.1%
                         ---------     --------      --------       --------     ---------       -------        -------

Total...........         $   116.9      $  67.8       $  76.0        $  12.5        $  1.4       $ 274.6           2.5%
                         =========     ========      ========       ========     =========       =======        =======
 % of investment
   portfolio....              1.1%         0.6%          0.7%           0.1%          0.0%          2.5%
                         ---------     --------      --------       --------     ---------      --------



Sub-Prime and Alt-A Portfolios in Securitization Structures

     The following table details the amount of amortized costs of the Company's sub-prime and Alt-A holdings by rating and vintage held in the Company's four securitization structures:

                                    Sub-Prime Portfolio in Securitizations as at September 30, 2007
                                                             ($ in millions)
                     --------------------------------------------------------------------------------------------------
                                                                 Vintage
                     --------------------------------------------------------------------------------------------------
                        Years
                        ended
                       December                       Six            Six           Nine
                       31, 1997         Year         months         months        months
                          to            ended        ended          ended         ended                        % of
                       December       December        June         December      September                  Investment
Rating                 31, 2004       31, 2005      30, 2006       30, 2007       30,2007        Total       Portfolio
------               -------------    ---------     ---------      ---------     ---------     ---------    -----------
AAA.............            $ 11.1       $ 34.9        $ 88.9         $144.6         $15.4      $  294.9           2.7%
AA..............              49.8        164.5         386.0          214.0          29.9         844.2           7.7%
A+..............                 -        119.6          19.4           20.6          15.8         175.4           1.6%
A...............               3.0            -          57.5           78.8           9.9         149.2           1.3%
A-..............                 -          0.8          12.1            2.6             -          15.5           0.1%
BBB+ and lower..                 -            -           4.0            4.0             -           8.0           0.1%
                            ------      -------       -------        -------        ------     ---------         ------

Total...........            $63.9        $319.8        $567.9         $464.6         $71.0      $1,487.2          13.5%
                            ======      =======       =======        =======        ======     =========         ======
 % of investment
   portfolio....              0.6%         2.9%          5.2%           4.2%          0.6%         13.5%
                            ------      -------       -------        -------        ------     ---------


                                      Alt-A Portfolio in Securitizations as at September 30, 2007
                                                             ($ in millions)
                     --------------------------------------------------------------------------------------------------
                                                                 Vintage
                     --------------------------------------------------------------------------------------------------
                        Years
                        ended
                       December                       Six            Six           Nine
                       31, 1997         Year         months         months        months
                          to            ended        ended          ended         ended                        % of
                       December       December        June         December      September                   Investment
Rating                 31, 2004       31, 2005      30, 2006       30, 2007       30,2007        Total       Portfolio
------               -------------    ---------     ---------      ---------     ---------     ---------    -----------
AAA.............         $       -      $  36.5      $    6.4        $  23.2          $  -       $  66.1           0.6%
AA..............              28.5         60.6         288.7          272.7             -         650.5           5.9%
A+..............                 -            -           1.1           42.2             -          43.3           0.4%
A...............                 -            -          21.2           22.2             -          43.4           0.4%
A-..............                 -            -             -              -             -             -           0.0%
BBB+ and lower..                 -            -             -              -             -             -           0.0%
                         ---------     --------     ---------       --------         -----      --------        -------

Total...........         $    28.5      $  97.1      $  317.4        $ 360.3          $  -       $ 803.3           7.3%
                         =========     ========     =========       ========         =====      ========        =======
 % of investment
   portfolio....              0.2%         0.9%          2.9%           3.3%          0.0%          7.3%
                         ---------     --------     ---------       --------         -----      --------


Excess Assets and Liquidity Available for Securitizations

     As of September 30, 2007, the Company estimates that it had in excess of $468.0 million of available liquidity among itself and its subsidiary, Scottish Annuity & Life Insurance Company (Cayman) Ltd. This amount represents liquidity in excess of liquidity held by the Company's insurance operating subsidiaries and includes cash and marketable securities as well as $275.0 million available under the Stingray facility.

     Our securitization structures provide reserve credit to the Company's operating subsidiaries for business reinsured. Therefore, an important metric is whether the value of the assets in the securitization portfolios is greater than the statutory reserves of the underlying blocks of business. All of the securitization structures are currently providing full reserve credit. If any deficiency were to develop, then the Company's operating subsidiaries may be required to pledge additional assets to secure reserve credit outside of the securitization structure. As such, the amount of invested assets that exceeds statutory reserves within the securitization portfolios potentially represents additional protection from unexpected estimated fair value declines in invested assets.

     As of September 30, 2007, the total invested assets within the Company's three securitization structures, Orkney I, Orkney II and Ballantyne Re, exceeded the statutory reserves covered by the structures by approximately $831.7 million, as summarized in the following table. Clearwater Re was excluded from this table as it contains no sub-prime or Alt-A assets.


                                                             As of                As of
                                                            June 30,          September 30,
                                                              2007                2007
                                                         ($ in millions)     ($ in millions)
                                                         ---------------     ---------------
          Invested assets within securitization
          portfolios................................     $      4,548.0      $      4,216.5
          Statutory reserves........................         (  3,161.0)           (3,384.8)
          Amount of invested assets that exceed
          statutory reserves within securitization       ---------------     ---------------
          portfolios................................     $      1,387.0      $        831.7
                                                         ===============     ===============


     Management believes the Company's current financial position provides it with sufficient capital and liquidity to withstand temporary market dislocations or potential losses arising from underperformance of its sub-prime ABS and Alt-A holdings in the current market environment.

     Over time, the Company expects to receive distributions from the securitization structures through its debt and equity investments in the securitization structures. Temporary and permanent changes in the estimated fair value of assets in these structures could impact the size and timing of these distributions.


Liquidity and Capital Resources

Liquidity

Cash flow

     Net cash provided by operating activities amounted to $271.9 million in the nine months ended September 30, 2007 compared to net cash provided by operating activities of $532.9 million in the same period in 2006. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business, our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes these commissions are deferred and amortized over the life of the business. The decrease in net cash provided by operating activities principally relates to activity in the prior year period where $442.3 million of funds withheld were released as a result of the Ballantyne Re securitization. The remaining cash provided by operating activities in the prior year was mainly due to the increase in reserves for future policy benefits related to a new annuity contract written by the Life Reinsurance International Segment, which was subsequently recaptured.

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

     Net cash used in investing activities was $43.4 million in the nine months ended September 30, 2007 compared to net cash used in investing activities of $2,253.5 million in the same period in 2006. The decrease in net cash used in investing activities principally relates to the purchases of fixed maturity securities in the first quarter of 2006.

     Net cash provided by financing activities was $401.7 million in the nine months ended September 30, 2007 compared to $1,656.5 million in the same period in 2006. The decrease in net cash provided by financing activities principally relates to prior year financings of $1,760.2 million mainly raised in the Ballantyne Re securitization, $265.0 million related to drawdown of funds on the Stingray facility, and $153.7 million from proceeds from a prepaid variable share forward contract. The current year financings include $365.9 million raised in the Clearwater Re securitization, $556.0 million in net proceeds from the issuance of Convertible Cumulative Participating Preferred Shares offset by $275.0 million repayment of funds drawn down on the Stingray financing facility.

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

     Our liquidity position was greatly improved by the closing of the Transaction, which provided net proceeds of $555.9 million (see Note 8 to the Consolidated Financial Statements). The capital provided in the Transaction allowed us to repay the $275.0 million previously drawn on the Stingray financing facility and pay the closing costs of the Transaction. The remaining proceeds from the Transaction remain in our holding company and Scottish Annuity & Life Insurance Company (Cayman) Ltd., which will be used to fund the uses of liquidity as described above. The amounts that we repaid under the Stingray financing facility remain available as an additional source of liquidity to us should we determine that it is needed.

     As of September 30, 2007, the Company estimates that it had in excess of $468.0 million of available liquidity among itself and its subsidiary, Scottish Annuity & Life Insurance Company (Cayman) Ltd. This amount represents liquidity in excess of liquidity held by the Company's insurance operating subsidiaries and includes cash and marketable securities as well as $275.0 million available under the Stingray facility.

Capital and Long-Term Debt

     Since the Company has significant operations and capital outside of the United States, the Company does not believe that limiting an analysis of its financial position to U.S. statutory surplus calculated in accordance with the NAIC Accounting Practices and Procedures Manual is an appropriate way to evaluate the financial condition of its consolidated worldwide operations. Management believes that a more appropriate measure is shareholders' equity. The Company had total shareholders' equity, as calculated in accordance with GAAP, of approximately $869.3 million as of September 30, 2007. Total capitalization at September 30, 2007 and December 31, 2006 is as follows:

                                                              September 30,       December 31,
                                                                  2007                2006
                                                            ($ in thousands)    ($ in thousands)
                                                            ----------------    ----------------
          Shareholders' equity.............................     $    869,290         $ 1,057,192
          Mezzanine equity.................................          555,857             143,665
          Long-term debt...................................          129,500             129,500
                                                                ------------         -----------
          Total............................................     $  1,554,647         $ 1,330,357
                                                                ============         ===========


     The decrease in shareholders' equity at September 30, 2007 as compared to December 31, 2006 was primarily due to the issuance of the convertible cumulative participating preferred shares resulting in aggregate net proceeds of $555.9 million and the issuance of ordinary shares to holders of HyCUs on the conversion of purchase contracts of $143.7 million. This is offset by the net loss attributable to ordinary shareholders of $37.7 million for the nine months ended September 30, 2007, the effect of the adoption of FIN 48 which reduced beginning retained earnings by $32.6 million (see Note 7 to the Consolidated Financial Statements) and the increase in unrealized depreciation net of tax and deferred acquisition costs of $279.6 million.

     Our securitization structures provide reserve credit to the Company's operating subsidiaries for business reinsured. Therefore, an important metric is whether the value of the assets in the securitization portfolios is greater than the statutory reserves of the underlying blocks of business. All of the securitization structures are currently providing full reserve credit. If any deficiency were to develop, then the Company's operating subsidiaries may be required to pledge additional assets to secure reserve credit outside of the securitization structure. As such, the amount of invested assets that exceeds statutory reserves within the securitization portfolios potentially represents additional protection from unexpected estimated fair value declines in invested assets.

     As of September 30, 2007, the total invested assets within the Company's three securitization structures, Orkney I, Orkney II and Ballantyne Re, exceeded the statutory reserves covered by the structures by approximately $831.7 million, as summarized in the following table. Clearwater Re was excluded from this table as it contains no sub-prime or Alt-A assets.


                                                              As of              As of
                                                             June 30,        September 30,
                                                              2007               2007
                                                        ($ in millions)    ($ in millions)
                                                        ---------------    ---------------
          Invested assets within securitization
          portfolios................................    $      4,548.0       $    4,216.5
          Statutory reserves........................          (3,161.0)          (3,384.8)
          Amount of invested assets that exceed         ---------------     --------------
          statutory reserves within securitization
          portfolios................................    $      1,387.0       $      831.7
                                                        ===============     ==============


     Management believes the Company's current financial position provides it with sufficient capital and liquidity to withstand temporary market dislocations or potential losses arising from underperformance of its sub-prime ABS and Alt-A holdings in the current market environment.

     Over time, the Company expects to receive distributions from the securitization structures through their debt and equity investments in the securitization structures. Temporary and permanent changes in the estimated fair value of assets in these structures could impact the size and timing of these distributions.

Shareholder dividends

     On July 28, 2006, the Board of Directors suspended the dividend on our ordinary shares. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant.

     In accordance with the Forbearance Agreement with HSBC (see Collateral section below), we are prohibited from declaring any cash dividend, exclusive of the Non-Cumulative Perpetual Preferred Shares, during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of such cash dividend, Scottish Annuity & Life Insurance Company (Cayman) Ltd. has an insurer financial strength rating of at least A-for Standard & Poor's and A3 for Moody's Investors Service.

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

     o Scottish Re (U.S.), Inc. and Scottish Re Life Corporation are licensed, accredited, approved or authorized to write reinsurance in 50 states and the District of Columbia. As a result, they generally are not required to provide collateral in order for each of the Company's U.S. customers to receive reserve credit; however, Scottish Re (U.S.), Inc. may agree to provide a reserve credit trust, security trust, or letter of credit to mitigate the counter-party risk from the customer's perspective, thereby enabling transactions that otherwise would be unavailable or would be available only on significantly less attractive terms.

ING Collateral Arrangement

     Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX statutory reserve requirements of the acquired business for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided until satisfactory alternative collateral arrangements are made. In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral arrangements to fund peak Regulation XXX statutory reserve requirements that were assumed in connection with the acquisition of ING's individual life reinsurance business. As of September 30, 2007, ING is primarily providing collateral support for our AXXX business.

HSBC I

     In 2004, we entered into a collateral finance facility with HSBC ("HSBC I"). This facility originally provided $200.0 million, and as of July 1, 2007, provided $188.5 million of amounts utilized for the purpose of collateralizing reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with Financial Accounting Standards Board ("FASB") Interpretation No. 46R "Consolidation of Variable Interest Entities - An Interpretation of ARB No. 51" ("FIN 46R"), the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets.

     On September 7, 2007, we terminated this facility in connection with the establishment of the Clearwater Re transaction. In addition to repaying the $188.5 million notional amount due to HSBC under a total return swap, we paid $2.2 million in fees associated with the early termination of this facility.

     Due to the rating agency downgrades after our announcement of earnings for the second quarter of 2006, HSBC requested additional collateral under the total return swap agreements related to HSBC I. $65.0 million of additional collateral was provided to HSBC in 2006. On November 26, 2006, we entered into an amended and restated forbearance agreement with HSBC, pursuant to which HSBC has agreed not to make demands for additional collateral under our collateral finance facilities with HSBC so long as certain conditions are met during the forbearance period which ends on December 31, 2008. Following the closing of the Transaction on May 10, 2007, $40.0 million of the additional collateral noted above was returned to us. The remaining amount will be returned upon the attainment of an A- credit rating. No additional collateral was released in connection with the termination of HSBC I.


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

     Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At September 30, 2007, the interest rate was 6.03%. Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Director of Insurance in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes on or after February 11, 2010, subject to certain call premiums.

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

     The debt issued to Scottish Annuity & Life Insurance Company (Cayman) Ltd. consisted of $30.0 million of Series C Floating Rate Notes due December 21, 2036. These notes accrue interest, but actual payment of interest does not occur until the Orkney II Notes are fully repaid. The Company owns $0.5 million Series D Convertible Notes due December 21, 2036 and 76,190,000 Preference Shares of $1.00 each in capital.

     Interest on the principal amount of the Orkney II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0 % for the Series B Notes. At September 30, 2007, the interest rate on the Series A-1 Notes was 5.93%, Series A-2 Notes was 6.23%, and Series B Notes was 8.5%. The Orkney II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney II Notes. Orkney II has the option to redeem all or a portion of the Orkney II Notes after February 11, 2007, subject to certain call premiums.

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

HSBC II

     On December 22, 2005, we entered into a second collateral finance facility with HSBC ("HSBC II"). This facility is a 20 year collateral finance facility that provides up to $1.0 billion of Regulation XXX collateral support for the business acquired from ING and can be used to collateralize reinsurance obligations under inter-company reinsurance agreements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The assets of the trust have been recorded as fixed maturity investments, cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. As at September 30, 2007, $595.0 million of this facility was being utilized.

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

     On and after September 4, 2007, interest payment on the Class B-1 Notes and the Class B-2 Notes were suspended pursuant to the Indenture. Interest will continue to accrue until it becomes eligible for payment under the terms of the Indenture, which is primarily driven by the market value of the assets in Ballantyne Re's accounts.

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

     The terms of the Class C-1 and Class C-2 Notes issued in connection with the Ballantyne Re securitization require Ballantyne Re to write-off all or a portion of the accrued interest and principal of the notes if the equity balance of Ballantyne Re (determined in accordance with International Financial Reporting Standards) falls below a specified amount as of September 30 of any year. As of September 30, 2007, such equity balance fell below this specified amount primarily due to mark to market declines affecting a large portion of Ballantyne Re's investment portfolio. We are currently attempting to amend the Notes to postpone the determination date for any write-off of the Class C-1 Notes for a 12-month period, although such an amendment requires the consent of certain third parties. Absent this amendment, we expect that a portion of the $42.0 million principal amount of Class C-1 Notes held by third parties would be written off in addition to any accrued and unpaid interest.

Stingray

     On January 12, 2005, we entered into a put agreement with Stingray Investor Trust ("Stingray") for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for Scottish Re (U.S.), Inc. for reinsurance obligations under inter-company reinsurance agreements. At September 30, 2007, $50.0 million was in use for this purpose. We drew down most of the funds available under the facility, in the amount of $265.0 million, during 2006 and $10.0 million in the first quarter of 2007 and repaid the funds drawn down of $275.0 million on June 10, 2007. The put premium and interest costs incurred during the three months ended September, 2007 and 2006 amounted to $1.2 million and $3.0 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income (loss). The put premium and interest costs incurred during the nine months ended September 30, 2007 and 2006 amounted to $9.9 million and $5.4 million, respectively. In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and, as a result, we are not required to consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust.

Clearwater Re

     On June 25, 2007, Clearwater Re Limited ("Clearwater") was incorporated under the laws of Bermuda and issued in a private offering $365.9 million of Floating Rate Variable Funding Notes due August 11, 2037 to external investors (the "Clearwater Notes"). Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2006 reinsured by Scottish Re (U.S.), Inc. Clearwater replaces the 2004 collateral finance facility with HSBC ("HSBC I"), which has been terminated. Prior to its termination, the HSBC I facility had provided $188.5 million of Regulation XXX reserve funding. Upon termination, this amount was repaid to HSBC in accordance with the termination provisions of the agreement. In addition, HSBC was paid an early termination fee of $2.2 million. Proceeds from the Clearwater Notes have been deposited into a reinsurance credit trust to collateralize the statutory reserve obligations of the defined block of policies noted above. External investors have committed to funding up to $555.0 million in order to fund the ongoing Regulation XXX collateral requirements on this block.

     Payment of interest and principal under the Clearwater Notes on the maturity date and following an event of default by Clearwater and related acceleration of the Clearwater Notes are guaranteed by Scottish Annuity and Life Insurance Company (Cayman) Ltd. ("SALIC") and by Scottish Re Group Limited ("SRGL).

     Interest on the principal amount of the Clearwater Notes is payable quarterly at a rate equivalent to three month LIBOR plus a spread determined by SALIC's insurance financial strength rating and SRGL's senior unsecured credit rating.

     The Clearwater Notes also contain customary events of default provisions, which if breached, could result in the accelerated maturity of the Clearwater Notes.

     In accordance with FIN 46R, Clearwater Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Clearwater Re is consolidated in our financial statements beginning in the third quarter of 2007. The assets of Clearwater Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) include the investment return of Clearwater Re as investment income and the cost of the facility is reflected in collateral finance facilities expense.


Collateral Summary

     At September 30, 2007, we had $4.2 billion of collateral finance facility obligations relating to the HSBC II, Orkney I, Orkney II, Ballantyne Re and Clearwater Re transactions. In connection with these transactions, we have assets in trust of approximately $5.6 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

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

     All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of September 30, 2007 and we expect them to remain as such.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. (See Note 7 to the Consolidated Financial Statements.)

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

     Please refer to Part II "Item 1A: Risk Factors" and "Item 7A: Quantitative and Qualitative Disclosures about Market Risk" in our 2006 Annual Report.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

     Our Chief Executive Officer and Chief Accounting Officer have evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934). Based on such evaluation, such officers have concluded that our disclosure controls and procedures were effective as of September 30, 2007 to ensure that information required to be disclosed by us in the reports filed and submitted by us under the Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

Changes in internal controls

     In connection with the restatement of our Form 10-Q for the quarter ended June 30, 2007, our Chief Executive Officer and Chief Accounting Officer, in consultation with our management, have determined that, as of June 30, 2007, we had a material weakness in our internal control over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board. Specifically, as of June 30, 2007, we had a material weakness relating to our controls over the calculation of earnings per share in that our procedures did not operate effectively to detect errors in the calculation of net loss attributable to ordinary shareholders.

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

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

     On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our former Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our former Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O'Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a)(2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. On November 2, 2007, the court dismissed the Section 10(b) and Rule 10b-5 claims against Ernst & Young LLP, but gave the plaintiffs leave to amend. The court denied the motions to dismiss brought by the other named defendants. The Company believes the plaintiffs' claims to be without merit and intends to defend itself against them.

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

Item 1A.  Risk Factors

     As a result of the closing of the Transaction, certain risks set forth in our 2006 Annual Report relating to whether the Transaction would be completed are no longer applicable. However, the other risks identified in our 2006 Annual Report and those set forth below could materially affect our business, results of operations or financial condition.

     Recent developments in the residential mortgage market, especially in the nonprime sector, may adversely affect our financial condition.

     Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions. We have exposure to the sub-prime market as a result of securities held in our investment portfolio, as described in more detail under "Management's Discussion and Analysis of Financial Condition and Results of Operations - Financial Condition - Exposure to Sub-prime ABS and Alt-A RMBS". Due to these recent developments, especially in the nonprime sector, there is a risk that these investment values may further decline which may adversely affect our financial condition.

Process Improvement Risk

     We are implementing a process improvement program under which, among other things, we intend to enhance the automation of our reporting, valuation and administrative tools including the conversion of treaty level data onto our SAGE platform. The results of such program may give rise to unforeseen adjustments to our previous financial estimates, which could adversely affect our results of operations.

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3.   Defaults upon Senior Securities

     Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

     The Company held its 2007 Annual Meeting of Shareholders on July 18, 2007. The items of business set forth below were presented to our shareholders (the "Shareholders"). The number of shares set forth below includes the ordinary shares into which the Convertible Cumulative Participating Preferred Shares are convertible.

     Election of Directors

     The results of the vote of the Shareholders with respect to the eleven directors who were elected as proposed in the Proxy Statement dated June 22, 2007, under the caption titled "Proposal for Election of Directors" were as follows:

----------------------------------- ---------------------- --------------------------
                                                               Item 6. Total Vote
                                      Item 5. Total Vote       Withheld From Each
               Name                   For Each Director             Director
----------------------------------- ---------------------- --------------------------
Jonathan Bloomer                              168,186,128                 12,959,523
----------------------------------- ---------------------- --------------------------
Christopher Brody                             168,115,225                 13,030,426
----------------------------------- ---------------------- --------------------------
James Butler                                  178,204,800                  2,940,851
----------------------------------- ---------------------- --------------------------
James Chapman                                 178,204,550                  2,941,101
----------------------------------- ---------------------- --------------------------
Thomas Finke                                  168,186,028                 12,959,623
----------------------------------- ---------------------- --------------------------
Paul Goldean                                  168,152,724                 12,992,411
----------------------------------- ---------------------- --------------------------
Jeffrey Hughes                                178,208,306                  2,937,345
----------------------------------- ---------------------- --------------------------
Robert Joyal                                  178,196,306                  2,949,345
----------------------------------- ---------------------- --------------------------
Larry Port                                    168,112,005                 13,033,646
----------------------------------- ---------------------- --------------------------
Michael Rollings                              168,179,975                 12,965,676
----------------------------------- ---------------------- --------------------------
Lenard Tessler                                168,188,402                 12,957,249
----------------------------------- ---------------------- --------------------------


     Approval of the 2007 Stock Option Plan

     The Compensation Committee of the Board of Directors recommended and the Board of Directors approved, subject to shareholder approval, the 2007 Plan. The results of the vote of the Shareholders with respect to this recommendation were as follows:

---------------------- ----------------
For:                       167,754,033
---------------------- ----------------
Against:                    13,350,228
---------------------- ----------------
Abstain:                        41,390
---------------------- ----------------


     Ratification of Independent Auditors

     The Board of Directors has selected, based upon the recommendation of the Audit Committee, Ernst & Young LLP, as the independent auditors for the Company for the fiscal year ending December 31, 2007. The results of the vote of the Shareholders with respect to this selection were as follows:

---------------------- ----------------
For:                       178,291,151
---------------------- ----------------
Against:                     2,817,117
---------------------- ----------------
Abstain:                        37,373
---------------------- ----------------

Item 7.   Other Information

     Not applicable.

Item 8.   Exhibits

Except as otherwise indicated, the following Exhibits are filed herewith and made a part hereof:

3.1       Memorandum of Association of Scottish Re Group Limited.

3.2       Articles of Association of Scottish Re Group Limited.

4.1 Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.2 Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.3 Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.4 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.5 Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

4.6 Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (10)

4.7 Certificate of Designations of Scottish Re Group Limited's Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

4.8 Specimen Stock Certificate for the Company's Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (16)

10.1 Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(25)

10.2 Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)(25)

10.3 Investment Management Agreement dated October 22, 1998 between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.4 Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's Registration Statement on Form S-1). (1)

10.5      1999 Stock Option Plan (incorporated herein by reference to Exhibit
          10.14 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K).
          (2)(25)

10.6 Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited's 1999 Annual Report on Form 10-K). (2)(25)

10.7      2001 Stock Option Plan (incorporated herein by reference to Exhibit
          10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(25)

10.8 Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited's 2001 Annual Report on Form 10-K).
          (4)(25)

10.9 Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(25)

10.10 Employment Agreement dated July 1, 2002 between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Thomas A. McAvity, Jr. (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30,
          2002). (8)(25)

10.11 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(25)

10.12 Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Clifford J. Wagner (incorporated by reference to Scottish Re Group Limited's Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(25)

10.13 Amended Employment Agreement dated February 10, 2003 between Scottish Re Group Limited and Thomas A. McAvity, Jr. (incorporated herein by reference to Scottish Re Group Limited's 2002 Annual Report on Form 10-K). (12)(25)

10.14 Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.15 Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited's Registration Statement on Form S-3). (9)

10.16 Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.17 Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.18 Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (11)

10.19 Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.20 Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders' Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.21 Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.22 Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (15)

10.23 Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
          (15)

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

10.41 Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (25)

10.42 Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (25)

10.43 Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (25)

10.44 Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (25)

10.45 Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (18) (25)

10.46 Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (21)

10.47 Amendment to Employment Agreement, dated as of October 29, 2006, between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K which was filed with the SEC on November 2, 2006). (25)

10.48 Securities Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LLC (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.49 Form of Registration Rights and Shareholders Agreement (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.50 Voting Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC, SRGL Acquisition, LLC, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K). (22)

10.51 First Amendment to Asset Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Security Life of Denver Insurance Company and Security Life of Denver International Limited (incorporated herein by reference to Scottish Re Group Limited's Current Report on Form 8-K).
          (22)

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

10.56     Amendment Three to the 2004 Equity Incentive Compensation Plan. (25)

10.57 Scottish Re Group Limited 2007 Stock Option Plan (incorporated herein by reference to Scottish Re Group Limited's Proxy Statement filed with the SEC on June 22, 2007). (25)

10.58 Employment Agreement dated May 30, 2006 between Scottish Re Holdings Limited and Duncan Hayward. (24)(25)

10.59 Employment Agreement dated June 28, 2007 between Scottish Holdings, Inc. and Jeffrey M. Delle Fave. (24)(25)

10.60 Employment Agreement dated July 18, 2007 between Scottish Re Group Limited and George R. Zippel. (24)(25)

10.61 Employment Agreement dated July 25, 2007 between Scottish Holdings, Inc. and Michael Baumstein. (24)(25)

10.62 Employment Agreement dated July 26, 2007 between Scottish Re (U.S.), Inc. and Meredith Ratajczak. (24)(25)

10.63 Employment Agreement dated September 24, 2007 between Scottish Re Group Limited and Terry Eleftheriou. (25)

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

          (20) Scottish Re Group Limited's 2004 Annual Report on Form 10-K was filed with the SEC on March 18, 2005.

          (21) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on August 22, 2005.

          (22) Scottish Re Group Limited's Current Report on Form 8-K as filed with the SEC on November 29, 2006.

          (23) Scottish Re Group Limited's Current Report on Form 8-K was filed with the SEC on December 1, 2006.

          (24) Scottish Re Group Limited's Quarterly Report on Form 10-Q for the period ended June 30, 2007 was filed with the SEC on August 11, 2007.

          (25) This exhibit is a management contract or compensatory plan or arrangement.

                                   SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        SCOTTISH RE GROUP LIMITED

Date: November 9, 2007                     By: /s/ George Zippel
                                           -------------------------------------
                                           George Zippel
                                           President and Chief Executive Officer


Date: November 9, 2007                     By: /s/ Duncan Hayward
                                           -------------------------------------
                                           Duncan Hayward
                                           Chief Accounting Officer