Form 10-K/A
period 2006-12-31
SCOTTISH RE GROUP LTD
filed 2007-11-13
CIK 1064122

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   -----------

                                 Amendment No. 2

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
    (State or Other Jurisdiction of         (I.R.S. Employer Identification No.)
    Incorporation or Organization)
       Crown House, Second Floor
          4 Par-la-Ville Road
        Hamilton HMO8, Bermuda                         Not Applicable
(Address of Principal Executive Office)                  (Zip Code)

       Registrant's telephone number, including area code: (441) 295-4451

           Securities Registered Pursuant to Section 12(b) of the Act:

                                                 Name of Each Exchange on Which
          Title of Each Class                              Registered
          -------------------                    -------------------------------
Ordinary Shares, par value $0.01 per share             New York Stock Exchange
Hybrid Capital Units                                   New York Stock Exchange
Non-Cumulative Perpetual Preferred
    Shares, par value $0.01 per share                  New York Stock Exchange

           Securities Registered Pursuant to Section 12(g) of the Act:
                                      None

          Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [ ] Yes [X] No

          Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. [ ] Yes [X] No

          Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the

Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [ ] Yes [X] No

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

          Large accelerated filer [X] Accelerated filer [ ]
Non-accelerated filer [ ]

          Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ ] Yes [X] No

          The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 30, 2006 was $733,900,935. As of April 16, 2007, Registrant had 67,995,057 ordinary shares outstanding.


================================================================================

                                Explanatory Note

          Scottish Re Group Limited (the "Company") is filing this amendment ("Amendment No. 2") to our Annual Report on Form 10-K for the year ended December 31, 2006 filed with the Securities and Exchange Commission ("SEC") on March 1, 2007 ("the Original Report"). We filed an amendment ("Amendment No. 1") to the Original Report on April 27, 2007.

          This Amendment No. 2 is filed for the sole purpose of including the
Section 302 Certifications required by the Sarbanes-Oxley Act of 2002, which were inadvertently omitted from Amendment No. 1.

                                     PART IV

Item 15:  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES

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

                                           SCOTTISH RE GROUP LIMITED

Date: November 13, 2007                    By: /s/ George Zippel
                                           -------------------------------------
                                           George Zippel
                                           President and Chief Executive Officer


Date: November 13, 2007                    By: /s/ Terry Eleftheriou
                                           -------------------------------------
                                           Terry Eleftheriou
                                           Chief Financial Officer