Form 10-Q/A
period 2007-09-30
SCOTTISH RE GROUP LTD
filed 2008-07-11
CIK 1064122

================================================================================


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

              (Former name, former address and former fiscal years
                          if changed since last report)

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

================================================================================

                                Explanatory Note

     Scottish Re Group Limited (the "Company") is filing this Amendment No. 1 ("Amendment") to our Quarterly Report on Form 10-Q for the three and nine months ended September 30, 2007 filed with the Securities and Exchange Commission ("SEC") on November 9, 2007 ("the Original Report").

     As previously disclosed by the Company in prior filings, during 2008, the Company has conducted additional work to evaluate and conclude on the amount of other-than-temporary impairment charges to be recognized in the consolidated financial statements for the year ended December 31, 2007 in accordance with U.S. Generally Accepted Accounting Principles ("US GAAP"). As part of this review process, the Company has reassessed its accounting for certain investments in beneficial interests in securitized financial assets of less than high credit quality with contractual cash flows, including asset backed securities. This restatement is a result of the Company reassessing its application of Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("EITF 99-20"). EITF 99-20 provides that a security within its scope is other-than-temporarily impaired if, based on the holder's best estimate of cash flows that a market participant would use in determining the current fair value of the security, there has been an adverse change in expected cash flows.

     As a result of the additional work on other-than-temporary impairments, the Company has determined that its accounting procedures in place as of September 30, 2007 did not operate effectively to ensure full conformance with the applicable guidance in EITF 99-20. Specifically:

          1. While the Company employed a process to evaluate other-than-temporary impairments, the process previously used by the Company indicated that many impaired securities were only temporarily impaired because the cash flow projections provided by a third party investment manager did not result in principal losses on those securities. However, the Company has determined that those cash flow projections were not reflective of estimates a market participant would use in determining the current market value of those securities, leading to an understatement of other-than-temporary impairment charges for those securities within the scope of EITF 99-20.

          2. The Company's cash flow analyses were limited to securities backed by sub-prime and Alt-A residential mortgages. The Company did not perform cash flow analyses for securities that were not sub-prime or Alt-A, which include beneficial interests in credit card receivables and automobile loans, as well as commercial mortgage-backed securities.

     Accordingly, upon recalculation of other-than-temporary impairment charges on all securities subject to the guidance under EITF 99-20, the Company determined that additional impairments totaling $84.2 million were required as of September 30, 2007 and have been charged to earnings during the three and nine months ended September 30, 2007. This resulted in an increase in the valuation allowance against deferred tax asset of $20.4 million and a decrease in accumulated other comprehensive loss of $63.8 million. Additionally, corresponding changes to deferred acquisition costs result in a $1.5 million decrease in the deferred acquisition cost asset, $0.8 million increase in the deferred tax asset, $2.0 million increase in accumulated other comprehensive loss and $1.3 million decrease in acquisition costs and other insurance expenses, net. The Company has also determined that no other prior period was materially effected by the misapplication of the guidance under EITF 99-20. These adjustments impact Part 1 - Item 1 financial statements and certain commentary, analyses and tables in Part 1 - Item 2.

     The Company also has recorded a $14.6 million decrease to beginning retained deficit to correct the initial cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48") as of January 1, 2007. This resulted in an increase of $5.8 million in the net deferred tax asset and a decrease of $8.8 million in the FIN 48 liability which is reflected in "Accounts payable & other liabilities". This correction has no effect on previously reported net income and is not considered to be material to previous 2007 quarterly financial statements.

     As described in Item 4 of Part I of this Form 10-Q/A, as a result of these restatements, our management, including our Chief Executive Officer and Chief Financial Officer, has re-evaluated our disclosure controls and procedures and our internal controls over financial reporting as of September 30, 2007 and has concluded there was a material weakness in internal controls over financial reporting. Management has implemented actions to remediate these internal controls weaknesses with immediate effect, through additional management oversight including a redesign and operation of internal controls over the accounting for other-than-temporary impairments of investments.

     Although this Form 10-Q/A sets forth Item 1 and Item 2 of Part I of the Original Report in their entirety, this Form 10-Q/A only amends Item 1, Item 2 and Item 4 as described above and does not affect any other items or sections in the Original Report and does not contain updates to reflect any events occurring after the November 9, 2007 filing of the Original Report. Many events subsequent to that date, principally relating to the decline in the market value of the Company's investments, have had a material adverse impact on the Company's results of operations and financial condition for subsequent periods, and this Amendment does not address those events or such impact.

     The following Parts and Items reflect the restated sections of the
Amendment:

     o    Part I - Item 1 - Consolidated Balance Sheets
     o    Part I - Item 1 - Consolidated Statements of Loss
     o    Part I - Item 1 - Consolidated Statements of Comprehensive Income
                            (Loss)
     o    Part I - Item 1 - Consolidated Statements of Shareholders' Equity
     o    Part I - Item 1 - Consolidated Statements of Cash Flows
     o    Part I - Item 1 - Note 2 - Restatement
     o    Part I - Item 1 - Note 5 - Business Segments
     o    Part I - Item 1 - Note 6 - Earnings per Share
     o    Part I - Item 1 - Note 8 - Income Taxes
     o    Part I - Item 2 - Results of Operations - Three and Nine Months
                            Ended September 30, 2007 and 2006
     o    Part I - Item 2 - Segment Operating Results - Three and Nine Months
                            Ended September 30, 2007 and 2006
     o    Part I - Item 2 - Realized Gains (Losses)
     o    Part I - Item 2 - Financial Condition
     o    Part I - Item 2 - Capital and Long Term Debt
     o    Part I - Item 4 - Controls and Procedures

                                Table of Contents

PART I.    FINANCIAL INFORMATION...............................................................................4
Item 1     Financial Statements................................................................................4
           Consolidated Balance Sheets - September 30, 2007 (Unaudited) and December 31, 2006 (Audited)........4
           Consolidated Statements Of Loss - Three and nine months ended September 30, 2007 and 2006 (Unaudited)............................................................................5
           Consolidated Statements Of Comprehensive Income (Loss) - Three and nine months ended September 30, 2007 .......................................................................6
           Consolidated Statements Of Shareholders' Equity - Nine months ended September 30, 2007 and 2006 (Unaudited)............................................................................7
           Consolidated Statements Of Cash Flows - Nine months ended September 30, 2007 and 2006 (Unaudited)............................................................................9
           Notes to Consolidated Financial Statements (Unaudited).............................................10
Item 2     Management's Discussion and Analysis of Financial Condition and Results of Operations..............31
Item 4.    Controls and Procedures............................................................................66
Part II.   Other Information..................................................................................68
Item 6     Exhibits...........................................................................................68


                         PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements

                            SCOTTISH RE GROUP LIMITED
                           CONSOLIDATED BALANCE SHEETS
      (Expressed in Thousands of United States dollars, except share data)

                                                                                                  September 30,        December 31,
                                                                                                       2007               2006
                                                                                                   (Unaudited)          (Audited)
                                                                                                 --------------       -------------
ASSETS                                                                                              (Restated)
Fixed maturity investments, available for sale, at fair value
  (Amortized cost $7,969,742; 2006 - $8,103,743)............................................     $    7,635,704      $    8,065,524
Preferred stock, available for sale, at fair value
  (Cost $103,091; 2006 - $119,721)..........................................................             99,340             116,933
Cash and cash equivalents...................................................................          1,253,071             622,756
Other investments...........................................................................             66,250              65,448
Funds withheld at interest..................................................................          1,636,229           1,942,079
                                                                                                 --------------      --------------
  Total investments.........................................................................         10,690,594          10,812,740
Accrued interest receivable.................................................................             57,579              57,538
Reinsurance balances and risk fees receivable...............................................            421,772             372,512
Deferred acquisition costs..................................................................            629,269             618,737
Amount recoverable from reinsurers..........................................................            574,517             663,985
Present value of in-force business..........................................................             46,310              48,779
Other assets................................................................................            125,642             178,311
Current income tax receivable...............................................................              7,787                   -
Deferred tax asset..........................................................................             87,264                   -
Segregated assets...........................................................................            715,923             683,470
                                                                                                 --------------      --------------
  Total assets..............................................................................     $   13,356,657      $   13,436,072
                                                                                                 ==============      ==============
LIABILITIES
Reserves for future policy benefits.........................................................     $    4,036,410      $    3,919,901
Interest sensitive contract liabilities.....................................................          2,744,340           3,399,410
Collateral finance facilities...............................................................          4,000,422           3,757,435
Accounts payable and other liabilities......................................................            149,632              69,949
Reinsurance balances payable................................................................            154,416              97,615
Current income tax payable..................................................................                  -                  48
Deferred tax liability......................................................................                  -             169,977
Long term debt..............................................................................            129,500             129,500
Segregated liabilities......................................................................            715,923             683,470
                                                                                                 --------------      --------------
  Total liabilities.........................................................................         11,930,643          12,227,305
                                                                                                 --------------      --------------
MINORITY INTEREST...........................................................................              7,367               7,910
MEZZANINE EQUITY
Convertible cumulative participating preferred shares, (liquidation preference, $617.6
  million)..................................................................................            555,857                   -
Hybrid capital units........................................................................                  -             143,665
                                                                                                 --------------      --------------

  Total mezzanine equity....................................................................            555,857             143,665
                                                                                                 --------------      --------------
SHAREHOLDERS' EQUITY
Ordinary shares, par value $0.01:
  Issued  68,383,370 shares (2006 - 60,554,104).............................................                684                 606
Non-cumulative perpetual preferred shares, par value $0.01:
  Issued:  5,000,000 shares (2006 - 5,000,000)..............................................            125,000             125,000
Additional paid-in capital..................................................................          1,213,688           1,050,860
Accumulated other comprehensive income (loss)...............................................           (211,593)                340
Retained deficit............................................................................           (264,989)           (119,614)
                                                                                                 --------------      --------------
  Total shareholders' equity................................................................            862,790           1,057,192
                                                                                                 --------------      --------------
  Total liabilities, minority interest, mezzanine equity and shareholders' equity...........     $   13,356,657      $   13,436,072
                                                                                                 ==============      ==============

                           See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                         CONSOLIDATED STATEMENTS OF LOSS
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                   Three months ended                      Nine months ended
                                                           ----------------------------------    -----------------------------------
                                                            September 30,      September 30,      September 30,       September 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    ---------------     ---------------
Revenues                                                     (Restated)                             (Restated)
Premiums earned, net.................................      $      456,340     $      453,521     $    1,360,850      $    1,347,484
Investment income, net...............................             154,450            162,408            456,926             439,407
Fee and other income.................................               6,017              2,380             14,881              10,752
Net realized losses..................................            (186,150)            (1,072)          (192,494)            (25,971)
Change in value of embedded derivatives, net.........             (14,777)            (5,891)            (5,886)             11,621
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             415,880            611,346          1,634,277           1,783,293
                                                           ---------------    ---------------    ---------------     ---------------
Benefits and expenses
Claims and other policy benefits.....................             368,731            377,713          1,140,562           1,124,277
Interest credited to interest sensitive contract
  liabilities........................................              34,793             42,423            106,515             140,523
Acquisition costs and other insurance expenses, net                96,482             86,241            288,090             278,644
Operating expenses...................................              36,982             39,447            131,364             109,904
Collateral finance facilities expense................              73,667             67,323            222,647             145,646
Interest expense.....................................               3,304              5,005             14,914              16,964
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             613,959            618,152          1,904,092           1,815,958
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......            (198,079)            (6,806)          (269,815)            (32,665)
Income tax benefit (expense).........................               7,777            (20,841)           148,717            (102,427)
                                                           ---------------    ---------------    ---------------     ---------------
Loss before minority interest........................            (190,302)           (27,647)          (121,098)           (135,092)
Minority interest....................................                 227                232                501                 (64)
                                                           ---------------    ---------------    ---------------     ---------------
Net loss............................................             (190,075)           (27,415)          (120,597)           (135,156)
Dividend declared on non-cumulative perpetual
  preferred shares...................................              (2,266)            (2,266)            (6,797)             (6,797)
Deemed dividend on beneficial conversion feature.....                   -                  -           (120,750)                  -
Imputed dividend on prepaid variable share forward
  contract...........................................                   -               (809)                 -                (881)
                                                           ---------------    ---------------    ---------------     ---------------
Net loss attributable to ordinary shareholders......       $     (192,341)    $      (30,490)    $     (248,144)     $     (142,834)
                                                           ===============    ===============    ===============     ===============
Loss  per ordinary share - Basic ....................      $        (2.81)    $        (0.54)    $        (3.71)     $        (2.61)
                                                           ===============    ===============    ===============     ===============
Loss  per ordinary share - Diluted...................      $        (2.81)    $        (0.54)    $        (3.71)     $        (2.61)
                                                           ===============    ===============    ===============     ===============
Dividends declared per ordinary share................      $         -        $         -        $         -         $         0.10
                                                           ===============    ===============    ===============     ===============
Weighted average number of ordinary shares outstanding
  Basic..............................................          68,383,370         56,933,566         66,939,007          54,708,914
                                                           ===============    ===============    ===============     ===============
  Diluted............................................          68,383,370         56,933,566         66,939,007          54,708,914
                                                           ===============    ===============    ===============     ===============

                           See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
             CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
                                   (UNAUDITED)

                (Expressed in Thousands of United States dollars)


                                                                   Three months ended                    Nine months ended
                                                           ----------------------------------    -----------------------------------
                                                            September 30,      September 30,      September 30,       September 30,
                                                                2007               2006                2007               2006
                                                           ---------------    ---------------    ---------------     ---------------
                                                             (Restated)                             (Restated)
Net loss................................................   $     (190,075)    $      (27,415)    $     (120,597)     $     (135,156)
                                                           ---------------    ---------------    ---------------     ---------------
Other comprehensive loss, net of tax:
Unrealized appreciation (depreciation) on investments...         (275,759)            86,716           (363,443)            (18,998)
Reclassification adjustment for net realized losses
  included in net loss..................................          140,002              3,805            145,684              14,807
                                                           ---------------    ---------------    ---------------     ---------------
Net unrealized appreciation (depreciation) on
  investments net of income tax benefit (expense) and
  deferred acquisition costs of $60,351, $(53,916),
  $80,404 and $5,779....................................         (135,757)            90,521           (217,759)             (4,191)
Cumulative translation adjustment.......................            2,436               (790)             5,826               8,114
                                                           ---------------    ---------------    ---------------     ---------------
Other comprehensive income (loss).......................         (133,321)            89,731           (211,933)              3,923
                                                           ---------------    ---------------    ---------------     ---------------
Comprehensive income (loss).............................   $     (323,396)   $        62,316    $      (332,530)    $      (131,233)
                                                           ===============   ===============    ================    ================


                           See Accompanying Notes to Consolidated Financial Statements (unaudited)

                            SCOTTISH RE GROUP LIMITED
                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                                          Nine months ended
                                                                                                 -----------------------------------
                                                                                                  September 30,       September 30,
                                                                                                       2007                2006
                                                                                                 ---------------     --------------
Ordinary shares:                                                                                    (Restated)
  Beginning of period.......................................................................         60,554,104          53,391,939
  Issuance to holders of HyCUs on conversion of purchase contracts..........................          7,440,478                   -
  Issuance to holders of restricted stock awards............................................            388,313                   -
  Issuance to employees on exercise of options and awards...................................                475             583,217
  Ordinary shares issued ...................................................................                  -           6,578,948
                                                                                                 ---------------     --------------
  End of period.............................................................................         68,383,370          60,554,104
                                                                                                 ===============     ==============
Non-cumulative perpetual preferred shares:
  Beginning and end of period...............................................................          5,000,000           5,000,000
                                                                                                 ---------------     --------------
Share capital:
Ordinary shares:
  Beginning of period.......................................................................     $          606      $          534
  Issuance to holders of HyCUs on conversion of purchase contracts..........................                 74                   -
  Issuance to holders of restricted stock awards............................................                  4                   -
  Issuance to employees on exercise of options..............................................                  -                   6
  Ordinary shares issued ...................................................................                  -                  66
                                                                                                 ---------------     --------------
  End of period.............................................................................                684                 606
                                                                                                 ---------------     --------------
Non cumulative perpetual preferred shares:
  Beginning and end of period...............................................................            125,000             125,000
                                                                                                 ---------------     --------------
Additional paid-in capital:
  Beginning of period.......................................................................          1,050,860             893,767
  Issuance to holders of HyCUs on conversion of purchase contracts..........................            143,675                   -
  Beneficial conversion feature related to convertible cumulative participating preferred
    shares..................................................................................            120,750                   -
  Accretion of beneficial conversion feature related to convertible cumulative participating
    preferred shares........................................................................           (120,750)                  -
  Option and restricted stock unit expense..................................................             19,122               1,483
  Ordinary shares issued....................................................................                  -             147,318
  Issuance to employees on exercise of options..............................................                  -               6,795
  Other.....................................................................................                 31                 427
                                                                                                 ---------------     --------------
  End of period.............................................................................          1,213,688           1,049,790
                                                                                                 ---------------     --------------
Accumulated other comprehensive loss:
Unrealized depreciation on investments
  Beginning of period.......................................................................            (19,624)            (17,879)
  Change in period (net of tax and deferred acquisition costs)..............................           (217,759)             (4,191)
                                                                                                 ---------------     --------------
  End of period.............................................................................           (237,383)            (22,070)
                                                                                                 ---------------     --------------
Cumulative translation adjustment
  Beginning of period.......................................................................             22,826               7,888
  Change in period (net of tax).............................................................              5,826               8,114
                                                                                                 ---------------     --------------
  End of period.............................................................................             28,652              16,002
                                                                                                 ---------------     --------------
Benefit plans
  Beginning and end of  period..............................................................             (2,862)                  -
                                                                                                 ---------------     --------------
Total accumulated other comprehensive loss..................................................           (211,593)             (6,068)
                                                                                                 ---------------     --------------


                            SCOTTISH RE GROUP LIMITED
           CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (CONTINUED)
                                   (UNAUDITED)

      (Expressed in Thousands of United States dollars, except share data)

                                                                                                          Nine months ended
                                                                                                 ----------------------------------
                                                                                                  September 30,       September 30,
                                                                                                       2007                2006
                                                                                                 --------------      --------------
Retained earnings (deficit):                                                                        (Restated)
  Beginning of period.......................................................................           (119,614)            262,402
  Adoption of FIN 48 on January 1, 2007.....................................................            (17,981)                  -
  Net  loss.................................................................................           (120,597)           (135,156)
  Dividends declared on ordinary shares.....................................................                  -              (5,359)
  Dividends declared on non-cumulative perpetual preferred shares...........................             (6,797)             (6,797)
  Imputed dividend on prepaid variable share forward contract ..............................                  -                (881)
                                                                                                 --------------      --------------
  End of period.............................................................................           (264,989)            114,209
                                                                                                 --------------      --------------
Total shareholders' equity..................................................................     $      862,790      $    1,283,537
                                                                                                 ==============      ==============

                           See Accompanying Notes to Consolidated Financial Statements (unaudited)


                            SCOTTISH RE GROUP LIMITED
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)
                (Expressed in Thousands of United States dollars)

                                                                                                          Nine months ended
                                                                                                 -----------------------------------
                                                                                                  September 30,       September 30,
                                                                                                       2007               2006
                                                                                                 ---------------     ---------------
Operating activities                                                                                (Restated)
Net loss....................................................................................     $     (120,597)     $     (135,156)
Adjustments to reconcile net loss to net cash provided by operating activities:
  Net realized losses.......................................................................            192,494              25,971
  Change in value of embedded derivatives, net..............................................              5,886             (11,621)
  Amortization of discount on investments...................................................              9,146              12,270
  Amortization of deferred acquisition costs................................................             68,656              71,798
  Amortization of present value of in-force business........................................              2,469               3,278
  Changes in assets and liabilities:
    Accrued interest receivable.............................................................                 35             (14,539)
    Reinsurance balances and risk fees receivable...........................................              4,464             106,684
    Deferred acquisition costs..............................................................            (71,705)            (94,147)
    Deferred tax asset and liability........................................................           (181,483)            106,934
    Other assets............................................................................             41,949             (65,490)
    Current income tax receivable and payable...............................................             (7,717)             (5,044)
    Reserves for future policy benefits, net of amounts recoverable from reinsurers.........            198,588              70,983
    Interest sensitive contract liabilities, net of funds withheld at interest..............             47,326             452,891
    Accounts payable and other liabilities..................................................             61,533               2,235
    Other...................................................................................             20,833               5,845
                                                                                                 ---------------     ---------------
  Net cash provided by operating activities.................................................            271,947             532,892
                                                                                                 ---------------     ---------------
Investing activities
Purchase of fixed maturity investments......................................................           (703,682)         (3,927,956)
Proceeds from sales of fixed maturity investments...........................................            164,187           1,311,070
Proceeds from maturity of fixed maturity investments........................................            476,523             377,652
Purchase of preferred stock investments.....................................................             (1,899)            (10,299)
Proceeds from sales and maturity of preferred stock investments.............................             15,052              12,901
Purchase of and proceeds from other investments.............................................                963              (9,608)
Other.......................................................................................              5,475              (7,244)
                                                                                                 ---------------     ---------------
  Net cash used in investing activities.....................................................            (43,381)         (2,253,484)
                                                                                                 ---------------     ---------------
Financing activities
Deposits to interest sensitive contract liabilities.........................................              7,541             122,194
Withdrawals from interest sensitive contract liabilities....................................           (122,621)           (632,527)
Net proceeds from issuance of convertible cumulative participating preferred shares.........            555,857                   -
Proceeds from issuance to holders of HyCUs on conversion of purchase contracts..............              7,338                   -
Redemption of convertible preferred shares..................................................             (7,338)                  -
Dividends paid on redemption of convertible preferred shares................................               (222)                  -
Proceeds from collateral finance facility liabilities.......................................            431,514           1,760,237
Repayment of funds drawdown on collateral finance facility liabilities......................           (188,527)                  -
Net proceeds from drawdown of Stingray facility.............................................                  -             265,000
Repayment of funds drawn down on Stingray ..................................................           (275,000)                  -
Proceeds from issuance of ordinary shares...................................................                  4             153,731
Dividends paid on non-cumulative perpetual preferred shares................................              (6,797)             (6,797)
Dividends paid on ordinary shares...........................................................                  -              (5,359)
                                                                                                 ---------------     ---------------
  Net cash provided by financing activities.................................................            401,749           1,656,479
                                                                                                 ---------------     ---------------
Net change in cash and cash equivalents.....................................................            630,315             (64,113)
Cash and cash equivalents, beginning of period..............................................            622,756           1,420,205
                                                                                                 ---------------     ---------------
Cash and cash equivalents, end of period....................................................     $    1,253,071      $    1,356,092
                                                                                                 ===============     ===============

                           See Accompanying Notes to Consolidated Financial Statements (unaudited)


                            SCOTTISH RE GROUP LIMITED
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


1.   Organization

     On May 7, 2007, we completed the $600.0 million equity investment transaction by MassMutual Capital Partners LLC ("MassMutual Capital"), a member of the MassMutual Financial Group, and SRGL Acquisition, LDC ("SRGL LDC"), an affiliate of Cerberus Capital Management, L.P. ("Cerberus"), announced by us on November 27, 2006 (the "Transaction"). We incurred $44.1 million in closing costs, which resulted in aggregate net proceeds of $555.9 million. Pursuant to the Transaction, MassMutual Capital and Cerberus each invested $300.0 million in us in exchange for 500,000 (1,000,000 in the aggregate) newly issued Convertible Cumulative Participating Preferred Shares (see Note 9), which are convertible into 150,000,000 ordinary shares in the aggregate at any time. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares if not previously converted.

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

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


2.   Restatement

     Subsequent to the November 9, 2007 filing of the Original Report, the Company conducted additional work to evaluate and conclude on the amount of other-than-temporary impairment charges to be recognized as of December 31, 2007. Specifically, the Company focused on the accounting for certain investments in beneficial interests in securitized financial assets of less than high credit quality with contractual cash flows, including asset backed securities in accordance with Emerging Issues Task Force ("EITF") Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets" ("EITF 99-20").

     As a result of this additional work, the Company reassessed its application of EITF 99-20. EITF 99-20 provides that a security within its scope is other-than-temporarily impaired if, based on the holder's best estimate of cash flows that a market participant would use in determining the current fair value of the security, there has been an adverse change in expected cash flows. The Company subsequently determined that its accounting procedures as of September 30, 2007 did not operate effectively to ensure full conformance with the applicable guidance in EITF 99-20. Specifically:

     1. While the Company employed a detailed process to evaluate other-than-temporary impairments, this process indicated that certain securities were only temporarily impaired as cash flow projections provided by a third party investment manager did not result in principal losses. However, it was subsequently determined that these cash flow projections were not reflective of estimates a market participant would use in determining the current market value of the securities, leading to an understatement of other-than-temporary impairment charges for those securities within the scope of EITF 99-20.

     2. The Company's cash flow analysis was limited to securities backed by sub-prime and Alt-A residential mortgages. The Company did not perform cash flow analyses for all other EITF 99-20 applicable securities, which include beneficial interests in credit card receivables, automobile loans and commercial mortgage-backed securities.

     Accordingly, upon recalculation of other-than-temporary impairment charges on all securities subject to the guidance under EITF 99-20, the Company determined that additional impairments totaling $84.2 million were required as of September 30, 2007 and have been charged to earnings during the three and nine months ended September 30, 2007. This resulted in an increase in the valuation allowance against deferred tax asset of $20.4 million and a decrease in accumulated other comprehensive loss of $63.8 million. Additionally, corresponding changes to deferred acquisition costs result in a $1.5 million decrease in the deferred acquisition cost asset, $0.8 million increase in the deferred tax asset, $2.0 million increase in accumulated other comprehensive loss and $1.3 million decrease in acquisition costs and other insurance expenses, net. The Company has also determined that no other prior period was materially effected by the misapplication of the guidance under EITF 99-20.

     The Company also has recorded a $14.6 million decrease to beginning retained deficit to correct the initial cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 ("FIN 48") as of January 1, 2007. This resulted in an increase of $5.8 million in the net deferred tax asset and a decrease of $8.8 million in the FIN 48 liability which is reflected in "Accounts payable & other liabilities". This correction has no effect on previously reported net income and is not considered to be material to previous 2007 quarterly financial statements.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


2.   Restatement (continued)

     The following table provides an extract from the Consolidated Balance Sheet and shows the previously reported balances, adjustments and restated balances as at September 30, 2007:


                                                                          As at September 31, 2007
                                                                             ($'s in thousands)
                                                         ---------------------------------------------------------
                                                            As previously
                                                              reported          Adjustments         As restated
                                                          ------------------ ------------------ -------------------
Total investments....................................      $   10,690,594     $            -     $   10,690,594
Deferred acquisition costs...........................             630,732             (1,463)           629,269
Deferred tax asset...................................             101,087            (13,823)            87,264
Total assets.........................................      $   13,371,943     $      (15,286)    $   13,356,657

Accounts payable and other liabilities...............      $      158,418     $       (8,786)    $      149,632
Total liabilities....................................      $   11,939,429     $       (8,786)    $   11,930,643
Minority interest....................................               7,367                  -              7,367
Mezzanine equity.....................................             555,857                  -            555,857
Accumulated other comprehensive income (loss)........            (273,394)            61,801           (211,593)
Retained deficit.....................................            (196,688)           (68,301)          (264,989)
Total shareholders' equity...........................             869,290             (6,500)           862,790
Total liabilities, minority interest, mezzanine equity
  and shareholders' equity...........................      $   13,371,943     $      (15,286)    $   13,356,657



     The following table provides an extract from the Consolidated Statements of Loss and shows the previously reported balances, adjustments and restated balances for the three months ended September 30, 2007:


                                                                   Three months ended September 30, 2007
                                                                   ($'s in thousands, except share data)
                                                          --------------------------------------------------------
                                                            As previously
                                                              reported           Adjustments        As restated
                                                          ------------------ ------------------ ------------------
Net realized losses..................................      $     (101,986)       $   (84,164)     $    (186,150)
Total revenues.......................................             500,044            (84,164)           415,880
Acquisition costs and other insurance expenses, net..              97,755             (1,273)            96,482
Total benefits and expenses..........................             615,232             (1,273)           613,959
Loss before income taxes and minority interest.......            (115,188)           (82,891)          (198,079)
Loss before minority interest........................            (107,411)           (82,891)          (190,302)
Net loss.............................................            (107,184)           (82,891)          (190,075)
Net loss attributable to ordinary shareholders.......      $     (109,450)       $   (82,891)     $    (192,341)
Loss  per ordinary share - Basic.....................      $        (1.60)       $     (1.21)     $       (2.81)
Loss  per ordinary share - Diluted...................      $        (1.60)       $     (1.21)     $       (2.81)


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


2.   Restatement (continued)

     The following table provides an extract from the Consolidated Statements of Loss and shows the previously reported balances, adjustments and restated balances for the nine months ended September 30, 2007:


                                                                    Nine months ended September 30, 2007
                                                                    ($'s in thousands, except share data)
                                                            As previously
                                                              reported           Adjustments        As restated
                                                          ------------------ ------------------ ------------------
Net realized losses..................................      $     (108,330)       $   (84,164)     $    (192,494)
Total revenues.......................................           1,718,441            (84,164)         1,634,277
Acquisition costs and other insurance expenses, net..             289,363             (1,273)           288,090
Total benefits and expenses..........................           1,905,365             (1,273)         1,904,092
Loss before income taxes and minority interest.......            (186,924)           (82,891)          (269,815)
Loss before minority interest........................             (38,207)           (82,891)          (121,098)
Net loss.............................................             (37,706)           (82,891)          (120,597)
Net loss attributable to ordinary shareholders.......      $     (165,253)       $   (82,891)     $    (248,144)
Loss  per ordinary share - Basic.....................      $        (2.47)       $     (1.24)     $       (3.71)
Loss  per ordinary share - Diluted...................      $        (2.47)       $     (1.24)     $       (3.71)


     The following table provides an extract from the Consolidated Statements of Comprehensive Income (Loss) and shows the previously reported balances, adjustments and restated balances for the three months ended September 30, 2007:


                                                                   Three months ended September 30, 2007
                                                                             ($'s in thousands)
                                                          --------------------------------------------------------
                                                            As previously
                                                              reported           Adjustment         As restated
                                                          ------------------ ------------------ ------------------
Net loss..............................................     $     (107,184)           $(82,891)   $     (190,075)
                                                          ------------------ ------------------ ------------------
Unrealized appreciation (depreciation) on investments.           (273,808)             (1,951)         (275,759)
Reclassification adjustment for net realized losses
  included in net loss................................             76,250              63,752           140,002
                                                          ------------------ ------------------ ------------------
Net unrealized appreciation (depreciation) on
  investments net of income tax benefit (expense) and
  deferred acquisition costs of $60,351(1)............           (197,558)             61,801          (135,757)
Cumulative translation adjustment.....................              2,436                   -             2,436
                                                          ------------------ ------------------ ------------------
Other comprehensive income (loss).....................           (195,122)             61,801          (133,321)
                                                          ------------------ ------------------ ------------------
Comprehensive loss....................................     $     (302,306)           $(21,090)   $     (323,396)
                                                          ================== ================== ==================
----------------
(1) Net unrealized appreciation (depreciation) on investments net of income tax benefit (expense) and deferred acquisition costs for the three months ended
September 30, 2007 was previously reported as $82,715. There was an adjustment of $22,364 which resulted in a restated balance of $60,351.


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


2.   Restatement (continued)


     The following table provides an extract from the Consolidated Statements of Comprehensive Income (Loss) and shows the previously reported balances, adjustments and restated balances for the nine months ended September 30, 2007:


                                                                    Nine months ended September 30, 2007
                                                                             ($'s in thousands)
                                                          --------------------------------------------------------
                                                            As previously
                                                              reported           Adjustments       As restated
                                                          ------------------ ------------------ ------------------
Net loss.............................................       $     (37,706)        $   (82,891)    $     (120,597)
                                                          ------------------ ------------------ ------------------
Unrealized appreciation (depreciation) on investments            (361,492)             (1,951)          (363,443)
Reclassification adjustment for net realized losses
  included in net loss...............................              81,932              63,752            145,684
                                                          ------------------ ------------------ ------------------
Net unrealized appreciation (depreciation) on
  investments net of income tax benefit (expense) and
  deferred acquisition costs of $80,404 (1)..........            (279,560)             61,801           (217,759)
Cumulative translation adjustment....................               5,826                   -              5,826
                                                          ------------------ ------------------ ------------------
Other comprehensive income (loss)....................            (273,734)             61,801           (211,933)
                                                          ------------------ ------------------ ------------------
Comprehensive loss...................................       $    (311,440)        $   (21,090)    $     (332,530)
                                                          ================== ================== ==================
----------
(1) Net unrealized appreciation (depreciation) on investments net of income tax benefit (expense) and deferred acquisition costs for the nine months ended
September 30, 2007 was previously reported as $102,768. There was an adjustment of $22,364 which resulted in a restated balance of $80,404.


     The following table provides an extract from the Consolidated Statements of Shareholders' Equity and shows the previously reported balances, adjustments and restated balances as at September 30, 2007:


                                                                          As at September 31, 2007
                                                                             ($'s in thousands)
                                                          --------------------------------------------------------
                                                            As previously
                                                              reported           Adjustments       As restated
                                                          ------------------ ------------------ ------------------
Ordinary shares......................................      $          684     $            -     $          684
Non cumulative perpetual preferred shares............             125,000                  -            125,000
Additional paid in capital...........................           1,213,688                  -          1,213,688
Accumulated other comprehensive loss.................            (273,394)            61,801           (211,593)
Retained deficit.....................................            (196,688)           (68,301)          (264,989)
                                                           ---------------    --------------     --------------
Total shareholders' equity...........................      $      869,290     $       (6,500)    $      862,790
                                                           ===============    ==============     ==============

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


2.   Restatement (continued)

         The following table provides an extract from the Consolidated Statements of Cash Flows and shows the previously reported balances, adjustments and restated balances as at September 30, 2007:


                                                                          As at September 31, 2007
                                                                             ($'s in thousands)
                                                          --------------------------------------------------------
                                                            As previously
                                                              reported           Adjustments       As restated
                                                          ------------------ ------------------ ------------------
Net loss.............................................      $      (37,706)    $      (82,891)    $     (120,597)
Net realized losses..................................             108,330             84,164            192,494
Amortization of deferred acquisition costs...........              69,929             (1,273)            68,656
Deferred acquisition costs...........................             (72,490)               785            (71,705)
Deferred tax asset and liability.....................            (174,824)              (785)          (175,609)
Net cash provided by operating activities............             271,947                  -            271,947
Net cash used in investing activities................             (43,381)                 -            (43,381)
Net cash provided by financing activities............             401,749                  -            401,749
Net change in cash and cash equivalents..............             630,315                  -            630,315
Cash and cash equivalents, beginning of period.......             622,756                  -            622,756
Cash and cash equivalents, end of period.............      $    1,253,071     $            -     $    1,253,071


Also see Note 5 "Business Segments" which reflects the restatement adjustments by segment.


3.   Basis of presentation

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

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


4.   New accounting pronouncements

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with FASB Statement No. 109, "Accounting for Income Taxes". Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. On January 1, 2007, we adopted FIN 48. See
Note 8.


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

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


5.   Business segments

     Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information". Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:


                                                                             Three months ended September 30, 2007
                                                                                          (Restated)
                                                           -------------------------------------------------------------------------
                                                                Life Reinsurance
                                                           -------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      428,806     $       27,534     $            -      $      456,340
Investment income, net...............................             147,754              3,440              3,256             154,450
Fee and other income.................................               5,661               (353)               709               6,017
Net realized losses..................................            (184,838)              (541)              (771)           (186,150)
Change in value of embedded derivatives, net.........             (14,777)                 -                  -             (14,777)
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             382,606             30,080              3,194             415,880
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................             349,811             18,920                  -             368,731
Interest credited to interest sensitive contract
  liabilities........................................              34,793                  -                  -              34,793
Acquisition costs and other insurance expenses, net .              88,340              6,167              1,975              96,482
Operating expenses...................................              12,841              7,923             16,218              36,982
Collateral finance facilities expense................              72,525                  -              1,142              73,667
Interest expense.....................................               3,180                 11                113               3,304
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             561,490             33,021             19,448             613,959
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......      $     (178,884)    $       (2,941)    $      (16,254)     $     (198,079)
                                                           ===============    ===============    ===============     ===============


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


5.   Business segments (continued)

                                                                            Three months ended September 30, 2006
                                                           -------------------------------------------------------------------------
                                                                Life Reinsurance
                                                           -------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $      421,707     $       31,814     $            -      $      453,521
Investment income, net...............................             151,872              8,528              2,008             162,408
Fee and other income.................................               1,620                  -                760               2,380
Net realized gains (losses)..........................                 173             (2,832)             1,587              (1,072)
Change in value of embedded derivatives, net.........              (5,891)                 -                  -              (5,891)
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................             569,481             37,510              4,355             611,346
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................             360,968             16,745                  -             377,713
Interest credited to interest sensitive contract
  liabilities........................................              42,423                  -                  -              42,423
Acquisition costs and other insurance expenses, net..              74,082              9,396              2,763              86,241
Operating expenses...................................              14,569              7,678             17,200              39,447
Collateral finance facilities expense................              63,866                  -              3,457              67,323
Interest expense.....................................               2,986                  -              2,019               5,005
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................             558,894             33,819             25,439             618,152
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes and minority interest    $       10,587     $        3,691     $      (21,084)     $       (6,806)
                                                           ===============    ===============    ===============     ===============



                                                                            Nine months ended September 30, 2007
                                                                                         (Restated)
                                                           -------------------------------------------------------------------------
                                                                Life Reinsurance
                                                           -------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $    1,282,459     $       78,391     $            -      $    1,360,850
Investment income, net...............................             439,122              9,520              8,284             456,926
Fee and other income.................................              12,288                400              2,193              14,881
Net realized losses..................................            (189,836)            (1,176)            (1,482)           (192,494)
Change in value of embedded derivatives, net.........              (5,886)                 -                  -              (5,886)
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................           1,538,147             87,135              8,995           1,634,277
                                                           ---------------    ---------------    ---------------     ---------------

Claims and other policy benefits.....................           1,083,379             57,183                  -           1,140,562
Interest credited to interest sensitive contract
  liabilities........................................             106,515                  -                  -             106,515
Acquisition costs and other insurance expenses, net..             265,220             17,325              5,545             288,090
Operating expenses...................................              38,260             29,190             63,914             131,364
Collateral finance facilities expense................             210,466                  -             12,181             222,647
Interest expense.....................................               9,468                 11              5,435              14,914
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................           1,713,308            103,709             87,075           1,904,092
                                                           ---------------    ---------------    ---------------     ---------------
Loss before income taxes and minority interest.......      $     (175,161)    $      (16,574)    $      (78,080)     $     (269,815)
                                                           ===============    ===============    ===============     ===============


                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


5.   Business segments (continued)

                                                                             Nine months ended September 30, 2006
                                                           -------------------------------------------------------------------------
                                                                Life Reinsurance
                                                           -------------------------
                                                                                                    Corporate
                                                            North America      International         & Other              Total
                                                           ---------------    ---------------    ---------------     ---------------
Premiums earned, net.................................      $    1,258,174     $       89,310     $            -      $    1,347,484
Investment income, net...............................             412,576             20,488              6,343             439,407
Fee and other income.................................               8,516                  -              2,236              10,752
Net realized gains (losses)..........................             (19,225)           (10,878)             4,132             (25,971)
Change in value of embedded derivatives, net.........              11,621                  -                  -              11,621
                                                           ---------------    ---------------    ---------------     ---------------
  Total revenues.....................................           1,671,662             98,920             12,711           1,783,293
                                                           ---------------    ---------------    ---------------     ---------------
Claims and other policy benefits.....................           1,046,874             77,403                  -           1,124,277
Interest credited to interest sensitive contract
  liabilities........................................             140,523                  -                  -             140,523
Acquisition costs and other insurance expenses, net..             255,770             18,398              4,476             278,644
Operating expenses...................................              43,699             21,329             44,876             109,904
Collateral finance facilities expense................             140,300                  -              5,346             145,646
Interest expense.....................................               8,586                  -              8,378              16,964
                                                           ---------------    ---------------    ---------------     ---------------
  Total benefits and expenses........................           1,635,752            117,130             63,076           1,815,958
                                                           ---------------    ---------------    ---------------     ---------------
Income (loss) before income taxes and minority interest    $       35,910     $      (18,210)    $      (50,365)     $      (32,665)
                                                           ===============    ===============    ===============     ===============



                                                                                                  September 30,       December 31,
                                                                                                       2007               2006
                                                                                                ------------------   ---------------
                                                                                                   (Restated)
Assets
Life Reinsurance
  North America.............................................................................     $   12,025,257      $   12,194,291
  International.............................................................................            456,024             431,222
                                                                                                 --------------      --------------
Total Life Reinsurance......................................................................         12,481,281          12,625,513
Corporate & Other...........................................................................            875,376             810,559
                                                                                                 --------------      --------------
Total ......................................................................................     $   13,356,657      $   13,436,072
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



                                                                 Three months ended                       Nine months ended
                                                         ---------------------------------        ----------------------------------
                                                          September 30,      September 30,         September 30,      September 30,
                                                              2007                2006                  2007              2006
                                                         ---------------    ---------------       ---------------    ---------------
                                                           (Restated)                               (Restated)
Numerator:
Net loss.............................................    $     (190,075)    $      (27,415)       $     (120,597)    $     (135,156)
Dividend declared on non-cumulative perpetual
  preferred shares...................................            (2,266)            (2,266)               (6,797)            (6,797)
Deemed dividend on beneficial conversion feature.....                 -                  -              (120,750)                 -
Imputed dividend on prepaid variable share forward
  contract ..........................................                 -               (809)                    -               (881)
                                                         ---------------    ---------------       ---------------    ---------------
Net loss attributable to ordinary shareholders.......    $     (192,341)    $      (30,490)       $     (248,144)    $     (142,834)
                                                         ===============    ===============       ===============    ===============

Denominator:
Denominator for basic and diluted loss per ordinary
  share - weighted average number of
  ordinary shares....................................        68,383,370         56,933,566            66,939,007         54,708,914
                                                         ---------------    ---------------       ---------------    ---------------
Basic loss per ordinary share........................    $        (2.81)    $        (0.54)       $        (3.71)    $        (2.61)
                                                         ===============    ===============       ===============    ===============
Diluted loss per ordinary share......................    $        (2.81)    $        (0.54)       $        (3.71)    $        (2.61)
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

     Payment of interest and principal under the Clearwater Notes on the maturity date and following an event of default by Clearwater and related acceleration of the Clearwater Notes are guaranteed by Scottish Annuity & Life Insurance Company (Cayman) Ltd. ("SALIC") and by Scottish Re Group Limited ("SRGL").

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

     In accordance with FIN 46R, Clearwater is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Clearwater is consolidated in our financial statements beginning in the third quarter of 2007. The assets of Clearwater are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) include the investment return of Clearwater as investment income and the cost of the facility is reflected in collateral finance facilities expense.


8.   Income taxes

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

     In the third quarter, our valuation allowance increased by approximately $46.2 million to $120.2 million. The movement in the valuation allowance primarily relates to an increase in the valuation allowance recorded on Irish deferred taxes of $37.3 million related to additional losses accrued during the period; a decrease in the valuation allowance attributable to the U.S. non-life group's deferred tax asset; an increase in the valuation allowance attributable to the U.S. life group's deferred tax asset; an increase in the valuation allowance related to the other-than-temporary impairment charges and finally a reduction to the valuation allowance recorded during previous quarters to date on U.K. deferred taxes.

     The increase in the valuation allowance related to the other-than-temporary impairment charges (including approximately $12.0 million attributable to Ireland) resulted from the fact that the Company's tax planning strategy does not support the deferred tax asset associated with EITF 99-20 securities.

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

     FIN 48 adoption

     On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a net increase to our beginning retained deficit of $18.0 million representing a total FIN 48 liability of $75.4 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $8.9 million) reduced by a $57.3 million reduction of our existing valuation allowance.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


8.   Income taxes (continued)

     We had total unrecognized tax benefits (excluding interest and penalties) of $72.7 million at January 1, 2007, the recognition of which would result in a $15.4 million benefit to the effective tax rate.

     At September 30, 2007 we had total unrecognized tax benefits (excluding interest and penalties) of $172.7 million, the recognition of which would result in a $16.9 million benefit to the effective tax rate.

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

     We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. As of September 30, 2007, we remained subject to examination in the following major tax jurisdictions for the years indicated below:


Major Tax Jurisdictions                                 Open Years
-----------------------                                 ----------
U.S.
  Life Group........................................    2001 through 2007
  Non-Life Group....................................    2005 through 2007
Ireland.............................................    2002 through 2007
U.K.................................................    2001 through 2007


9.   Mezzanine equity

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


9.   Mezzanine equity (continued)

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


9.   Mezzanine equity (continued)

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

10.  Contingencies

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

     Pursuant to our Securities Purchase Agreement, dated November 26, 2006 (the "Agreement") with Mass Mutual Capital and Cerberus, we made certain representations and warranties regarding the statutory financial statements of each of our insurance subsidiaries, including Scottish Re (Dublin) Limited and Scottish Re (U.S.), Inc., for the years ended 2003, 2004 and 2005 and, with respect to Scottish Re (U.S.), Inc. but not Scottish Re (Dublin) Limited, the first three quarters of 2006, including that these statements were prepared in conformity with applicable statutory accounting practices and fairly present in accordance with such practices in all material respects the statutory financial condition of the relevant insurance subsidiary at the respective dates.

                            SCOTTISH RE GROUP LIMITED
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 2007
                                   (UNAUDITED)


10.  Contingencies (continued)

     In light of our recent discovery of the corrections described above, we have notified the Investors, as required by the terms of the Agreement, of the overstatement of statutory surplus in Scottish Re (Dublin) Limited at year end 2004 and the understatement of such statutory surplus at year end 2005 resulting in a cumulative overstatement for the two year period at year end 2005 of approximately $70.0 million on an after-tax basis, and the understatement of statutory surplus in Scottish Re (U.S.), Inc. for the year ended 2005 of approximately $14.5 million on an after-tax basis. It is possible that the Investors may assert a claim against us for indemnification of losses (including diminution in value), if any, they may have incurred as a result of these inaccuracies. Under the Agreement, in the event of a claim for losses resulting from a diminution in value, such losses would be determined by an independent investment banking firm of national reputation, agreed upon by us and the Investors, based on changes in the valuation of Scottish Re Group Limited using the assumptions and models used by the Investors at the time of their decision to invest in us. Furthermore, should any claim for indemnification be made by the Investors, the Agreement provides that any decision regarding defending or settling such claim will be taken by a committee of independent directors of our Board of Directors. At this time, we do not know if any actual claim for indemnification will be asserted, if asserted what the amount of any indemnifiable losses would be, if any, or what potential defenses or other limitations on indemnification may be available to the Company under those circumstances. The Agreement provides that any indemnification claim would be satisfied by adjusting the conversion amount at which the Convertible Cumulative Participating Preferred Shares issued to the Investors are convertible into our Ordinary Shares. We have been informed of the Investors' intention to file an indemnification claim on this matter although no such claim has been received by the Company at this time.

11.  Stock based compensation

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


11.  Stock based compensation (continued)

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

     Option activity

     Option activity under the 2007 Plan for the three months ended September 30, 2007 is as follows:

Outstanding, beginning of period..............                    -
Granted.......................................            6,535,000
Cancelled.....................................             (80,500)
                                                          ---------
Outstanding, end of period....................            6,454,500
                                                          =========
Options exercisable, end of period............            3,044,500
                                                          =========


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

     During the three months ended September 30, 2007, the following activity occurred under the 2007 Plan:

Weighted average grant date fair value of
   options..........................................   $        2.8902
Total fair value of options vested..................   $     8,799,214


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


11.  Stock based compensation (continued)

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


                                                         September 30,
                                                             2007
                                                    ------------------------
Expected dividend yield.............................           0.0%
Expected volatility.................................          63.4%
Expected term of Time-Based Options.................      5.6 years
Risk free interest rate for Time-Based Options......          4.97%

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



12.  Form 10-K Disclosure - Consolidated statements of comprehensive income

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

Overview

     See the introduction to "Management's Discussion & Analysis of Financial Condition and Results of Operations" contained in our 2006 Annual Report.

Status of Financial Strength and Credit Ratings

     As of November 5, 2007, our insurer financial strength and credit ratings are as follows:

                                                                                         Moody's
                                              A.M. Best              Fitch               Investors            Standard
                                             Company (1)            Ratings (2)          Service (2)        & Poor's (1)
                                           --------------          ------------        ------------         --------------
Insurer Financial Strength Ratings:
----------------------------------
Scottish Annuity & Life Insurance
  Company (Cayman) Ltd.................           B+                  BBB-                 Baa3                 BB+
Scottish Re (U.S.), Inc................           B+                  BBB-                 Baa3                 BB+
Scottish Re Limited....................           B+                  BBB-                    -                 BB+
Scottish Re Life Corporation...........           B+                     -                    -                 BB+

Scottish Re Group Limited Credit Ratings:
Senior unsecured.......................          bb-                   BB-                  Ba3                  B+
Preferred stock........................           b                     B                    B2                CCC+

--------------------

(1) Negative outlook
(2) Stable outlook
(3) Developing outlook



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

     See the discussion of our additional Critical Accounting Policies in Item 7 of our Annual Report on our Form 10-K for the year ended December 31, 2006.

Results of Operations - Three and Nine Months Ended September 30, 2007 and 2006

     All amounts are reported in thousands of United States dollars, except share amounts.

Consolidated results of operations

                                                                   Three months ended                    Nine months ended
                                                           ---------------------------------    -----------------------------------
                                                             September 30,     September 30,     September 30,        September 30,
                                                                2007               2006              2007                 2006
                                                           --------------     --------------    ---------------      --------------
                                                             (Restated)                           (Restated)
Premiums earned, net.................................      $      456,340     $      453,521     $    1,360,850      $    1,347,484
Investment income, net...............................             154,450            162,408            456,926             439,407
Fee and other income.................................               6,017              2,380             14,881              10,752
Net realized losses..................................            (186,150)            (1,072)          (192,494)            (25,971)
Change in value of embedded derivatives, net.........             (14,777)            (5,891)            (5,886)             11,621
                                                           --------------     --------------     --------------      --------------
  Total revenues.....................................             415,880            611,346          1,634,277           1,783,293
                                                           --------------     --------------     --------------      --------------

Claims and other policy benefits.....................             368,731            377,713          1,140,562           1,124,277
Interest credited to interest sensitive contract
  liabilities........................................              34,793             42,423            106,515             140,523
Acquisition costs and other insurance expenses, net..              96,482             86,241            288,090             278,644
Operating expenses...................................              36,982             39,447            131,364             109,904
Collateral finance facilities expense................              73,667             67,323            222,647             145,646
Interest expense.....................................               3,304              5,005             14,914              16,964
                                                           --------------     --------------     --------------      --------------
  Total benefits and expenses........................             613,959            618,152          1,904,092           1,815,958
                                                           --------------     --------------     --------------      --------------
Loss before income taxes and minority interest.......            (198,079)            (6,806)          (269,815)            (32,665)
Income tax benefit (expense).........................               7,777            (20,841)           148,717            (102,427)
                                                           --------------     --------------     --------------      --------------
Loss before minority interest........................            (190,302)           (27,647)          (121,098)           (135,092)
Minority interest....................................                 227                232                501                 (64)
                                                           --------------     --------------     --------------      --------------
Net loss ............................................            (190,075)           (27,415)          (120,597)           (135,156)
Dividend declared on non-cumulative perpetual preferred
  shares.............................................              (2,266)            (2,266)            (6,797)             (6,797)
Deemed dividend on beneficial conversion feature.....                   -                  -           (120,750)                  -
Imputed dividend on prepaid variable share forward
  contract...........................................                   -               (809)                 -                (881)
                                                           --------------     --------------     --------------      --------------
Net loss attributable to ordinary shareholders.......      $     (192,341)    $      (30,490)    $     (248,144)     $     (142,834)
                                                           ==============     ==============     ==============      ==============



     Net loss attributable to ordinary shareholders increased by 531% to $192.3 million for the three months ended September 30, 2007 compared to $30.5 million in the same period in 2006 and increased by 74% to $248.1 million for the nine months ended September 30, 2007 compared to $142.8 million in the same period in 2006. The increase in net loss attributable to ordinary shareholders for the three and nine months ended September 30, 2007 is primarily the result of the impact of write-downs taken on our sub-prime and Alt-A bonds held within our consolidated investment portfolio.

     Revenues

     Total revenues decreased by 32% to $415.9 million for the three months ended September 30, 2007 compared to $611.3 million in the same period in 2006, primarily due to the write-downs taken on our sub-prime and Alt-A bonds and changes in the value of embedded derivatives relating to our funds withheld at interest. Premiums earned increased 1% to $456.3 million for the three months ended September 30, 2007 compared to $453.5 million in the same period in 2006. During the prior year quarter, there was a $16.5 million negative change in estimate related to experience refunds in our Life Reinsurance North America Segment. Excluding the effects of this adjustment, premiums earned has decreased by $13.7 million compared to the prior year quarter due primarily to lower new business production and lapsation effects.

     Investment income decreased by 5% to $154.5 million for the three months ended September 30, 2007 compared to $162.4 million in the same period in 2006. This decrease is primarily the result of reduced investment income on annuity business relating to declining account values resulting from higher lapses. The decrease was partially offset by an increase in interest rates.

     Realized losses for the quarter increased to $186.2 million for the three months ended September 30, 2007 compared to $1.1 million in the same period in 2006. The increase is primarily due to other-than-temporary impairment charges taken on our sub-prime and Alt-A bonds during the quarter.

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

     Total revenues decreased by 8% to $1,634.3 million for the nine months ended September 30, 2007 compared to $1,783.3 million in the same period in 2006 due to the impact of write-downs taken on our sub-prime and Alt-A bonds. Premiums earned increased by 1% to $1,360.9 million for the nine months ended September 30, 2007 compared to $1,347.5 million in the same period in 2006. The increase is primarily the result of a $13.4 million increase in premium earned in the Life Reinsurance North America Segment partially offset by a $10.9 million decrease in the Life Reinsurance International Segment.

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

     Realized losses for the nine months ended September 30, 2007 increased to $192.5 million compared to $26.0 million in the same period in 2006. The increase is primarily due to other-than-temporary impairment charges taken on our sub-prime and Alt-A investments during the quarter.

     The net embedded derivative movement for the nine months ended September 30, 2007 decreased to $5.9 million loss compared to an $11.6 million gain in the same period in 2006. The movement is partially due to a change in the yield curve used to value the derivatives in the current quarter and partially related to a prior year realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

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

     Acquisition costs and other insurance expenses increased by 12% to $96.5 million for the three months ended September 30, 2007 compared to $86.2 million in the same period in 2006. The increase is primarily the result of a $14.2 million increase in the Life Reinsurance North America Segment due to the unfavorable impact of unlocking deferred acquisition costs on certain interest sensitive contracts. This was as a result of higher than expected policy surrenders in the current period along with the effect of a third quarter of 2006 change in estimate for expense allowances on certain interest sensitive contracts that reduced expenses for that quarter. This is offset by a decrease in the Life Reinsurance International Segment of $3.2 million which relates to the high level of costs incurred in the third quarter of 2006 to honor secondary collateral obligations in respect of a recaptured annuity agreement.

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

     Acquisition costs and other insurance expenses increased by 3% to $288.1 million for the nine months ended September 30, 2007 compared to $278.6 million in the same period in 2006. In the Life Reinsurance North America Segment, acquisition costs and other insurance expenses are consistent at 21% of premium earned compared to 2006. In the Life Reinsurance International Segment acquisition costs and other insurance expenses have decreased due to the absence of secondary collateral costs incurred in 2006 related to an annuity contract which was subsequently recaptured.

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

Segment Operating Results - Three and Nine Months Ended
September 30, 2007 and 2006

Life Reinsurance North America

                                                                   Three months ended                    Nine months ended
                                                           ---------------------------------     ----------------------------------
                                                             September 30,      September 30,     September 30,       September 30,
                                                                2007               2006                2007              2006
                                                           --------------     --------------     --------------      --------------
                                                             (Restated)                             (Restated)
Premiums earned, net.................................      $      428,806     $      421,707     $    1,282,459      $    1,258,174
Investment income, net...............................             147,754            151,872            439,122             412,576
Fee and other income.................................               5,661              1,620             12,288               8,516
Net realized gains (losses)..........................            (184,838)               173           (189,836)            (19,225)
Change in value of embedded derivatives, net.........             (14,777)            (5,891)            (5,886)             11,621
                                                           --------------     --------------     --------------      --------------
  Total revenues.....................................             382,606            569,481          1,538,147           1,671,662
                                                           --------------     --------------     --------------      --------------

Claims and other policy benefits.....................             349,811            360,968          1,083,379           1,046,874
Interest credited to interest sensitive contract
  liabilities........................................              34,793             42,423            106,515             140,523
Acquisition costs and other insurance expenses, net..              88,340             74,082            265,220             255,770
Operating expenses...................................              12,841             14,569             38,260              43,699
Collateral finance facilities expense................              72,525             63,866            210,466             140,300
Interest expense.....................................               3,180              2,986              9,468               8,586
                                                           --------------     --------------     --------------      --------------
  Total benefits and expenses........................             561,490            558,894          1,713,308           1,635,752
                                                           --------------     --------------     --------------      --------------
Income (loss) before income taxes and
  minority interest..................................      $     (178,884)    $       10,587     $     (175,161)     $       35,910
                                                           ==============     ==============     ==============      ==============



     Loss before income taxes and minority interest increased to $178.9 million and to $175.2 million for the three and nine months ended September 30, 2007, compared to the same periods in 2006. The increase for both the three and nine months ended September 30, 2007 is primarily the result of write-downs taken on our sub-prime and Alt-A bonds.

Revenues

     Total revenues decreased by 33% to $382.6 million for the three months ended September 30, 2007 compared to $569.5 million in the same period in 2006 primarily relating to write-downs taken on our sub-prime and Alt-A bonds. Net premiums earned increased by 2% to $ 428.8 million for the three months ended September 30, 2007 compared to $421.7 million in the same period in 2006. The increase is primarily the result of a $16.5 million experience refund adjustment that reduced premiums in the third quarter of 2006 partially offset by lower new business production and lapsation effects.

     Net investment income decreased by 3% to $147.8 million for the three months ended September 30, 2007 from $151.9 million in the same period in 2006. This decrease is primarily the result of reduced investment income on annuity business driven by declining account values resulting from higher lapses. This decrease was partially offset by an increase in interest rates.

     Realized losses of $184.8 million in the third quarter 2007 compared to $0.2 million realized gains in the same period in 2006 is due to the impact of other-than-temporary impairment charges taken on our subprime and Alt-A investments during the quarter.

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

     Total revenues decreased by 8% to $1,538.1 million for the nine months ended September 30, 2007 compared to $1,671.7 million in the same period in 2006 primarily relating to write-downs taken on our sub-prime and Alt-A bonds. Net premiums earned increased by 2% to $1,282.5 million for the nine months ended September 30, 2007 from $1,258.2 million in the same period in 2006. The increase in net premiums earned is primarily the result of the aforementioned $16.5 million experience refund adjustment that reduced premiums in the third quarter of 2006, and revised estimates of $8.0 million in the second quarter of 2006 related to prior period premium accruals that resulted in lower premiums for the second quarter of 2006.

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

     Realized losses of $189.8 million for the nine months ended September 30, 2007 increased from $19.2 million in the prior year period due to the impact of other-than-temporary impairment charges taken on our subprime and Alt-A investments in the current year which was partially offset by prior year losses driven predominantly by the Ballantyne Re securitization.

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

     Acquisition costs and other insurance expenses increased by 19% to $88.3 million for the three months ended September 30, 2007 compared to $74.1 million in the same quarter in 2006. This increase is primarily the result of an $8.9 million change in estimate in the third quarter of 2006 for expense allowances on certain interest sensitive contracts that reduced expenses for that quarter. Additionally contributing to the increase is an unfavorable impact of unlocking the deferred acquisition costs on interest sensitive contracts due to higher than expected policy surrenders in the current period. Partially offsetting these was a $5.7 million reduction in expenses, relating to one of our significant traditional life treaties. This adjustment was driven by revised premium accruals estimates, reserve and claims liabilities, and deferred acquisition costs.

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

     Acquisition costs and other insurance expenses increased by 4% to $265.2 million for the nine months ended September 30, 2007 compared to $255.8 million in the same period in 2006. As a percentage of net premiums earned, acquisition and other insurance expenses was 21% for both the nine months ended September 30, 2007 and 2006. This ratio remained flat as the aforementioned $5.7 million reduction in expenses in the third quarter of 2007, was predominantly offset by a greater adverse impact from the unlocking of deferred acquisition costs in the prior year.

     Operating expenses decreased by 12% to $38.3 million for the nine months ended September 30, 2007 compared to $43.7 million in the same period in 2006. Operating expenses as a percentage of operating revenues (total revenues excluding realized gains and losses and changes in the value of embedded derivatives) were 2% and 3% for the 2007 and 2006 periods, respectively. The decrease is primarily the result of the first quarter 2007 receipt of a $2.6 million indemnification settlement related to the acquisition of the ERC business. This settlement was based on a provision in the purchase agreement regarding the level of statutory unauthorized reinsurance liabilities required for certain reinsurers. This indemnification settlement is not related to the ERC mediation described in Note 10 to the Consolidated Financial Statements. Also contributing to the expense reduction is $3.1 million executive severance paid out in the second and third quarters of 2006.

     Collateral finance facilities expense increased by 50% to $210.5 million for the nine months ended September 30, 2007 compared to $140.3 million in the same period of 2006. The increase is primarily the result of the impact of the Ballantyne Re securitization which closed in May 2006 along with higher financial guarantor costs resulting from our credit rating downgrades.

Life Reinsurance International

                                                                   Three months ended                     Nine months ended
                                                          -----------------------------------    -----------------------------------
                                                             September 30,      September 30,     September 30,       September 30,
                                                                2007               2006                2007              2006
                                                           --------------     --------------     --------------      --------------
                                                             (Restated)                             (Restated)
Premiums earned, net.....................................  $       27,534     $       31,814     $       78,391      $       89,310
Investment income, net...................................           3,440              8,528              9,520              20,488
Fee and other income.....................................            (353)                 -                400                   -
Net realized losses......................................            (541)            (2,832)            (1,176)            (10,878)
                                                           --------------     --------------     --------------      --------------
  Total revenues.........................................          30,080             37,510             87,135              98,920
                                                           --------------     --------------     --------------      --------------
Claims and other policy benefits.........................          18,920             16,745             57,183              77,403
Acquisition costs and other insurance  expenses, net.....           6,167              9,396             17,325              18,398
Operating expenses.......................................           7,923              7,678             29,190              21,329
Interest expense.........................................              11                  -                 11                   -
                                                           --------------     --------------     --------------      --------------
  Total benefits and expenses............................          33,021             33,819            103,709             117,130
                                                           --------------     --------------     --------------      --------------
Income (loss) before income taxes and minority interest..  $       (2,941)    $        3,691     $      (16,574)     $      (18,210)
                                                           ==============     ==============     ==============      ==============



     Loss before income taxes and minority interest increased by 180% to $2.9 million for the three months ended September 30, 2007 compared to an income of $3.7 million for the same period in 2006. The decrease is primarily due to the positive gain in the prior year quarter resulting from the recapture of an annuity contract, in addition to negative incurred but not reported claims adjustments in the third quarter of 2007.

     Loss before income taxes and minority interest decreased by 9% to $16.6 million for the nine months ended September 30, 2007 compared to $18.2 million for the same period in 2006. The decrease is primarily the result of the absence of realized losses on recapture from the aforementioned annuity contract and contribution from new business on U.K. protection treaties in 2007. Increased claims in relation to our Loss of License business and expenses were offset by the absence of updates to cedant data in 2006.

Revenues

     Total revenues decreased by 20% to $30.1 million for the three months ended September 30, 2007 compared to $37.5 million in the same period in 2006. Net premiums earned decreased 13% to $27.5 million for the three months ended September 30, 2007 compared to $31.8 million in the same period in 2006. The decrease is expected, and is primarily the result of the retrocession of our Middle East block of business along with premium accrual adjustments reflected in the prior year quarter, partially offset by new U.K. and Ireland protection business.

     Investment income decreased by 60% to $3.4 million for the three months ended September 30, 2007 compared to $8.5 million in the same period in 2006. The decrease is primarily the result of an annuity contract which provided $5.1 million of investment income during the prior year quarter.

     Realized losses decreased to $0.5 million for the three months ended September 30, 2007 compared to a $2.8 million for the same period in 2006. The prior year quarter realized loss was due to the realization of previously unrealized losses on an annuity contract which was recaptured during the quarter. The current period loss is primarily due to write-downs taken on our sub-prime and Alt-A investments during the quarter.

     Total revenues decreased by 12% to $87.1 million for the nine months ended September 30, 2007 compared to $98.9 million in the same period in 2006. Net premiums earned decreased by 12% to $78.4 million for the nine months ended September 30, 2007 compared to $89.3 million in the same period in 2006. The decrease is primarily due to the effect of the retrocession of the Middle East block of business along with the net negative impact of certain premium accrual adjustments, partially offset by new U.K. and Ireland protection business.

     Investment income decreased by 54% to $9.5 million for the nine months ended September 30, 2007 compared to $20.5 million in the same period in 2006. The decrease is primarily the result of an annuity contract which provided $11.0 million of investment income before it was recaptured in the third quarter of 2006.

     Realized losses for the nine months ended September 30, 2007 were $1.2 million compared to $10.9 million in the prior year period. The decrease in the current year period is due to the aforementioned recaptured annuity contract. Realized loss for the prior year period was initially driven by a $7.2 million loss incurred upon the restructuring of the annuity investment portfolio prior to recapture, and then another $3.3 million loss upon recapture where previously unrealized positions were then realized. The current period loss is primarily due to write-downs taken on our sub-prime and Alt-A investments during the period.

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

     Claims and other policy benefits decreased by 26% to $57.2 million for the nine months ended September 30, 2007 compared to $77.4 million in the same period in 2006. The prior year period included $15.2 million of unfavorable claims and reserve adjustments mainly from updated cedant data. In the current year period, a number of one time adjustments affect the claims cost. Reduced claims following the retrocession of our Middle East business and accrual adjustments are partially offset by adverse claims experience on our loss of license business and reserve increases on our new U.K. and Ireland protection treaties.

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

Corporate & Other


                                                                   Three months ended                     Nine months ended
                                                          -----------------------------------    ----------------------------------
                                                             September 30,      September 30,     September 30,       September 30,
                                                                2007               2006                2007              2006
                                                           --------------     --------------     --------------      --------------
                                                             (Restated)                             (Restated)
Investment income, net...............................      $        3,256     $        2,008     $        8,284      $        6,343
Fee and other income.................................                 709                760              2,193               2,236
Net realized gains (losses)..........................                (771)             1,587             (1,482)              4,132
                                                           --------------     --------------     --------------      --------------
  Total revenues.....................................               3,194              4,355              8,995              12,711
                                                           --------------     --------------     --------------      --------------

Acquisition costs and other insurance  expenses, net.               1,975              2,763              5,545               4,476
Operating expenses...................................              16,218             17,200             63,914              44,876
Collateral finance facilities expense................               1,142              3,457             12,181               5,346
Interest expense.....................................                 113              2,019              5,435               8,378
  Total benefits and expenses........................              19,448             25,439             87,075              63,076
                                                           --------------     --------------     --------------      --------------
Loss before income taxes.............................      $      (16,254)    $      (21,084)    $      (78,080)     $      (50,365)
                                                           ==============     ==============     ==============      ==============


     The Corporate and Other Segment is comprised of revenues and expenses that are not included in the Life Reinsurance Segments and includes corporate related overhead along with the results of our Wealth Management business.

Revenues

     Total revenues decreased by 27% to $3.2 million for the three months ended September 30, 2007 compared to $4.4 million in the same period in 2006. Net realized losses were recognized in the current quarter primarily due to write-downs taken on our sub-prime and Alt-A investments. Investment income increased by 62% to $3.3 million for the three months ended September 30, 2007 from $2.0 million in the same period in 2006. The increase is primarily the result of the remaining proceeds from the Transaction generating additional investment income. Total revenues in the same period in 2006 primarily related to the drawdown of the Stingray facility and to the proceeds received on the forward share sale agreement.

     Total revenues decreased by 29% to $9.0 million for the nine months ended September 30, 2007 compared to $12.7 million in the same period in 2006, primarily due to write-downs taken on our sub-prime and Alt-A investments during the period. Investment income increased by 31% to $8.3 million for the nine months ended September 30, 2007 compared to $6.3 million in the same period in 2006. The increase is primarily the result of the remaining proceeds received in connection with the closing of the Transaction on May 7, 2007. Investment income in the same period in 2006 primarily related to the drawdown of the Stingray facility and receipt of proceeds from the forward share purchase agreement executed in December 2005.

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

Realized gains (losses)

     During the three months ended September 30, 2007, consolidated net realized losses amounted to $186.2 million compared to $1.1 million in the same period in 2006. During the three months ended September 30, 2007 and 2006, there were losses of $183.6 million and $0.3 million, respectively, in respect of other than temporary impairments. The increase in net realized losses for the three months ended September 30, 2007 compared to the respective prior year periods was primarily due to the deterioration of the sub-prime and Alt-A mortgage markets and liquidity disruptions. For further discussion, see the "Impairment Methodology and Realized Losses" and "Exposure to Sub-Prime, ABS and Alt-A RMBS" section of the MD&A.

     During the nine months ended September 30, 2007, consolidated net realized losses amounted to $192.5 million compared to $26.0 million in the same period in 2006. During the nine months ended September 30, 2007 and 2006, there were losses of $191.5 million and $1.3 million, respectively, in respect of other than temporary impairments.

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

     Income tax benefit in the three months ended September 30, 2007 was $7.8 million compared to income tax expense of $20.8 million in the same period in 2006. The change in our effective tax rate in the third quarter ended September 30, 2007 compared to the same period in 2006 is primarily related to a release of our valuation allowance which was established in previous periods on deferred tax assets for certain operating entities, as well as an increase in the valuation allowance related to other operating entities for which no current period benefit is being recognized. Income tax benefit in the nine months ended September 30, 2007 was $148.7 million compared to income tax expense of $102.4 million in the same period in 2006. The change in our effective tax rate in the nine months ended September 30, 2007 compared to the same period in 2006 is primarily related to the net release of a $150.3 million valuation allowance, the impact from applying FIN 48 and other adjustments.

Financial Condition

Investments

     At September 30, 2007, the investment portfolio controlled by us consisted of fixed income securities, preferred stock and cash amounting to $8.87 billion expressed at estimated fair value. The portfolio controlled by us excludes the assets held by ceding insurers under modified coinsurance and funds withheld coinsurance arrangements. The majority of these assets are publicly traded securities; however, at September 30, 2007, $458.4 million of this amount represents investments in private securities. Of the total portfolio controlled by us, $7.74 billion expressed at estimated fair value represented the fixed income and preferred stock portfolios managed by external investment managers and $1.13 billion represented other cash balances. At December 31, 2006, the portfolio controlled by us consisted of fixed income securities, preferred stock and cash was $8.7 billion. The majority of these assets were publicly traded; however, at December 31, 2006, $532.9 million was invested in private securities. Of the total portfolio controlled by us, $8.2 billion represented the fixed income and preferred stock portfolios managed by external investment managers and $0.5 billion represented other cash balances.

     At September 30, 2007, the average Standard & Poor's rating of our portfolio was "AA", the average effective duration was 3.4 years and the average book yield was 5.5%, as compared with an average rating of "AA", an average effective duration of 2.9 years and an average book yield of 5.5% at December 31, 2006. At September 30, 2007, the unrealized depreciation on investments was $337.8 million as compared with unrealized depreciation on investments of $41.0 million at December 31, 2006. The unrealized depreciation on investments is included in our consolidated balance sheet as part of shareholders' equity.

     The following table presents the investment portfolio (excluding funds withheld at interest and other investments) credit exposure by Standard & Poor's ratings, where available, and otherwise by ratings provided by other agencies.

$ in millions                                       September 30, 2007               December 31, 2006
                                               -----------------------------    ----------------------------
                                                Estimated fair                  Estimated fair
Ratings                                             value               %            value              %
-------                                        ----------------       ------    ----------------      ------
AAA.......................................     $        3,895.2        43.9%    $        3,350.5       38.5%
AA........................................              2,273.6        25.6              2,353.1       27.0
A.........................................              1,867.9        21.1              2,050.9       23.6
BBB.......................................                806.8         9.1                918.5       10.6
BB or below...............................                 23.6         0.3                 24.9        0.3
                                               ----------------       ------    ----------------      ------
Total.....................................     $        8,867.1       100.0%    $        8,697.9      100.0%
                                               ----------------       ------    ----------------      ------



     The following table presents the investment portfolio (excluding funds withheld at interest and other investments) sector exposure.


$ in millions                                       September 30, 2007               December 31, 2006
                                               -----------------------------    ----------------------------
                                                Estimated fair                  Estimated fair
Sector                                               value              %             value             %
-------                                        ----------------       ------    ----------------      ------
U.S. Treasury securities and U.S.
  government agency obligations...........     $           64.0         0.7%    $           68.0        0.8%
Corporate securities......................              2,747.2        31.0              2,700.5       31.1
Municipal bonds...........................                 51.0         0.6                 52.2        0.6
Mortgage and asset backed securities......              4,773.5        53.8              5,244.8       60.3
Preferred stock...........................                 99.3         1.1                116.9        1.3
                                               ----------------       ------    ----------------      ------
                                                        7,735.0        87.2              8,182.4       94.1
Cash......................................              1,132.1        12.8                515.5        5.9
                                               ----------------       ------    ----------------      ------
Total.....................................     $        8,867.1       100.0%    $        8,697.9      100.0%
                                               ================       ------    ================      ======


     The Company reviews securities with material unrealized losses and tests for other than temporary impairments on a quarterly basis. When a decline is considered to be other than temporary, the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of loss. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values. For further discussion, see the "Impairment Methodology and Realized Losses" section of the MD&A.

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

                                                                           September 30, 2007
                                                                            ($ in thousands)
                                                                               (Restated)
                                      --------------------------------------------------------------------------------------------
                                        Less than or equal to 12                Greater
                                                 months                      than 12 months                      Total
                                      ----------------------------   -----------------------------   -----------------------------
                                        Estimated      Unrealized      Estimated       Unrealized      Estimated      Unrealized
                                       fair value         loss         fair value         loss         fair value        loss
                                      -------------  -------------   -------------   -------------   -------------   -------------
Investment grade securities:
---------------------------
CMO................................   $     833,671  $     (32,538)  $     290,024   $     (10,626)  $   1,123,695   $    (43,164)
Corporates.........................         985,399        (35,415)        876,514         (36,769)      1,861,913        (72,184)
Governments........................          19,558           (314)         28,543            (720)         48,101         (1,034)
MBS................................          22,008           (367)        129,909          (4,322)        151,917         (4,689)
Municipals.........................           9,425            (76)         24,699            (644)         34,124           (720)
Other structured securities........       1,934,019       (207,171)        539,274         (21,101)      2,473,293       (228,272)
Preferred stocks...................          23,704         (1,771)         83,136          (2,622)        106,840         (4,393)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Total Investment grade securities..       3,827,784       (277,652)      1,972,099         (76,804)      5,799,883       (354,456)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Below investment grade securities:
---------------------------------
Corporates.........................           5,403           (142)          7,453            (531)         12,856           (673)
Other structured securities........               -              -               -               -               -              -
Preferred stock....................             423             (2)            943             (78)          1,366            (80)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Total below investment grade
  securities.......................           5,826           (144)          8,396            (609)         14,222           (753)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Total..............................   $   3,833,610  $    (277,796)  $   1,980,495   $     (77,413)  $   5,814,105   $   (355,209)
                                      =============  =============   =============   =============   =============   =============



                                                                            December 31, 2006
                                                                            ($ in thousands)
                                      --------------------------------------------------------------------------------------------
                                        Less than or equal to 12                Greater
                                                 months                      than 12 months                      Total
                                      ----------------------------   -----------------------------   -----------------------------
                                        Estimated      Unrealized      Estimated       Unrealized      Estimated      Unrealized
                                       fair value         loss         fair value         loss         fair value        loss
                                      -------------  -------------   -------------   -------------   -------------   -------------
Investment grade securities:
---------------------------
CMO..............................     $     369,457  $      (2,365)  $     252,252   $      (6,327)  $     621,709   $      (8,692)
Corporates.......................           750,806        (15,690)        864,053         (29,078)      1,614,859         (44,768)
Governments......................            35,805           (615)         21,072            (752)         56,877          (1,367)
MBS..............................            12,116           (136)        138,992          (4,674)        151,108          (4,810)
Municipal........................            19,865           (187)         18,013            (640)         37,878            (827)
Other structured securities......           415,596         (2,511)        613,974         (11,735)      1,029,570         (14,246)
Preferred stock..................            12,246           (295)         95,646          (3,181)        107,892          (3,476)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Total investment grade
  securities.....................     $   1,615,891  $     (21,799)  $   2,004,002   $     (56,387)  $   3,619,893   $     (78,186)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Below investment grade securities:
----------------------------------
Corporates.......................     $       3,416  $         (58)  $      14,975   $        (570)  $      18,391   $        (628)
Other structured securities......             1,405           (421)          1,256            (662)          2,661          (1,083)
Preferred stock..................                 -              -             664             (33)            664             (33)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Total below investment grade
  securities.....................             4,821           (479)         16,895          (1,265)         21,716          (1,744)
                                      -------------  -------------   -------------   -------------   -------------   -------------
Total............................     $   1,620,712  $     (22,278)  $   2,020,897   $     (57,652)  $   3,641,609   $     (79,930)
                                      =============  =============   =============   =============   =============   =============



     At September 30, 2007, our fixed income portfolio contained 3,053 securities, with total gross unrealized losses of $355.2 million and total gross unrealized gains of $17.4 million. No single security had an unrealized loss greater than $6.9 million. Included in the fixed income portfolio were 159 private securities with gross unrealized losses of $11.3 million. At December 31, 2006, our fixed income portfolio contained 2,967 securities, with total gross unrealized losses of $79.9 million and total gross unrealized gains of $38.9 million. No single security had an unrealized loss greater than $1.3 million. Included in the fixed income portfolio were 128 private securities with gross unrealized losses of $5.1 million.

     After giving consideration to the write-downs taken on our investment holdings as disclosed under "Impairment methodology and realized losses", we believe that the financial strength, liquidity, leverage, future outlook, and our ability and intent to hold each security, whose price has been below market for greater than twelve months, until recovery supports the view that the security was not other than temporarily impaired as of September 30, 2007. The unrealized losses on fixed maturity securities are primarily a result of rising interest rates, changes in credit spreads and the long-dated maturities of the securities. Additionally, as of September 30, 2007, approximately 99.8% of the gross unrealized losses are associated with investment grade securities.

     Again after giving consideration to the write-downs taken on our investment holdings as disclosed under "Impairment methodology and realized losses", unrealized losses on securities that have been in an unrealized loss position for periods greater than two years amounted to $54.2 million at September 30, 2007 and $7.8 million at December 31, 2006. Unrealized losses on below-investment grade securities amounted to $0.8 million and $1.7 million at September 30, 2007 and December 31, 2006, respectively. Of these amounts, below-investment grade securities with unrealized losses of $0.6 million at September 30, 2007 and $1.3 million at December 31, 2006 had been in an unrealized loss position for a period greater than one year.

     The following tables illustrate analysis of those securities that have an unrealized loss at September 30, 2007 and December 31, 2006 by industry:

                                                                            September 30, 2007
                                                                             ($ in thousands)
                                                                                (Restated)
                                       ---------------------------------------------------------------------------------------------
                                          Amortized                       Estimated                       Unrealized
                                            Cost               %         Fair Value            %             Loss               %
                                       --------------        ------    --------------        ------     ---------------       ------
Industry
--------
Mortgage and asset backed
 securities......................      $    4,002,093         64.9%    $    3,727,030         64.1%     $     (275,063)        77.4%
Banking..........................             377,003          6.1            363,853          6.3             (13,150)         3.7
Communications...................             196,087          3.2            188,227          3.2              (7,860)         2.2
Consumer non-cyclical............             153,049          2.5            145,676          2.5              (7,373)         2.1
Brokerage........................             160,765          2.6            155,589          2.7              (5,176)         1.5
Insurance........................             173,667          2.8            166,607          2.9              (7,060)         2.0
Consumer cyclical................             145,761          2.4            138,544          2.4              (7,217)         2.0
Finance companies................             164,727          2.7            157,683          2.7              (7,044)         2.0
Electric.........................             135,332          2.2            130,362          2.2              (4,970)         1.4
Other*...........................             660,830         10.6            640,534         11.0             (20,296)         5.7
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    6,169,314        100.0%    $    5,814,105        100.0%     $     (355,209)       100.0%
                                       ==============        ======    ==============        ======     ===============       ======

* Other industries represent less than 2% of the estimated fair value.


                                                                             December 31, 2006
                                                                             ($ in thousands)
                                      ----------------------------------------------------------------------------------------------
                                          Amortized                       Estimated                       Unrealized
                                            Cost               %         Fair Value            %             Loss               %
                                       --------------        ------    --------------        ------     ---------------       ------
Industry
--------
Mortgage and asset backed
 securities......................      $    1,833,878         49.3%    $    1,805,047         49.6%     $      (28,831)        36.1%
Banking..........................             302,782          8.1            296,225          8.1              (6,557)         8.2
Communications...................             204,320          5.5            196,181          5.4              (8,139)        10.2
Consumer non-cyclical............             153,941          4.1            148,277          4.1              (5,664)         7.1
Insurance........................             137,378          3.7            134,516          3.7              (2,862)         3.6
Finance companies................             126,646          3.4            124,233          3.4              (2,413)         3.0
Consumer cyclical................             127,643          3.5            123,455          3.4              (4,188)         5.2
Other*...........................             834,951         22.4            813,675         22.3             (21,276)        26.6
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    3,721,539        100.0%    $    3,641,609        100.0%     $      (79,930)       100.0%
                                       ==============        ======    ==============        ======     ===============       ======

* Other industries represent less than 3% of the estimated fair value.



     The expected maturity dates of our fixed maturity investments that have an unrealized loss at September 30, 2007 and December 31, 2006 are presented in the tables below.

                                                                            September 30, 2007
                                                                             ($ in thousands)
                                                                                (Restated)
                                       ---------------------------------------------------------------------------------------------
                                          Amortized                       Estimated                       Unrealized
                                            Cost               %         Fair Value            %             Loss               %
                                       --------------        ------    --------------        ------     ---------------       ------
Maturity
--------
Due in one year or less..........      $      512,872          8.3%    $      504,791          8.7%     $       (8,081)         2.3%
Due in one through five years....           3,369,744         54.6          3,117,662         53.6            (252,082)        71.0
Due in five through ten years....           1,283,702         20.8          1,243,595         21.4             (40,107)        11.3
Due after ten years..............           1,002,996         16.3            948,057         16.3             (54,939)        15.4
                                       --------------        ------    --------------        ------     ---------------       ------
Total............................      $    6,169,314        100.0%    $    5,814,105        100.0%     $     (355,209)       100.0%
                                       ==============        ======    ==============        ======     ===============       ======



                                                                             December 31, 2006
                                                                             ($ in thousands)
                                      ----------------------------------------------------------------------------------------------
                                          Amortized                       Estimated                       Unrealized
                                            Cost               %         Fair Value            %             Loss               %
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
                                       ==============        ======    ==============        ======     ===============       ======



     At September 30, 2007, there were 2,235 securities with unrealized loss positions, with 71 securities having an unrealized loss greater than $1.0 million. At December 31, 2006, there were 1,796 securities with unrealized loss, with two securities having an unrealized loss greater than $1.0 million.

     At September 30, 2007, there were six securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $1.7 million. At December 31, 2006, there were three securities with a fair value that traded continuously at less than 80% of amortized cost for at least six months or 90% of amortized cost for at least 12 months. The total unrealized loss on these securities amounted to $0.8 million.

     The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during the periods September 30, 2007 and 2006.


                                                           Three months ended September 30, 2007
                                                                      ($ in thousands)
                     -------------------------------------------------------------------------------------------------------------
                           Credit Concern              Relative Value                 Tactical                     Total
                     --------------------------  --------------------------  --------------------------  -------------------------
                       Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  -----------
Days
----
0-90...............  $        586  $       (116) $      5,256  $       (111) $      2,085  $        (11) $      7,927  $       (238)
91-180.............         1,681          (340)            -             -         1,671            (1)        3,352          (341)
181-270............           685          (454)            -             -             -             -           685          (454)
Greater than 270...        13,390        (1,946)            -             -         6,194          (346)       19,584        (2,292)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Total..............  $     16,342  $     (2,856) $      5,256  $       (111) $      9,950  $       (358) $     31,548  $     (3,325)
                     ============  ============  ============  ============  ============  ============  ============  ============



                                                           Three months ended September 30, 2006
                                                                      ($ in thousands)
                    -------------------------------------------------------------------------------------------------------------
                          Credit Concern              Relative Value                 Tactical                     Total
                    --------------------------  --------------------------  --------------------------  -------------------------
                      Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  -----------
Days
----
0-90...............  $    11,555  $          -  $         81  $         (2) $    190,764  $       (467) $    202,400  $      (469)
91-180.............            -             -           906           (14)       37,405          (203)       38,311         (217)
181-270............            -             -             -             -         3,223           (13)        3,223          (13)
Greater than 270...            -             -         1,851          (121)       17,069          (160)       18,920         (281)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  -----------
Total..............  $    11,555  $          -  $      2,838  $       (137) $    248,461  $       (843) $    262,854  $      (980)
                    ============  ============  ============  ============  ============  ============  ============  ===========



                                                           Nine months ended September 30, 2007
                                                                      ($ in thousands)
                    -------------------------------------------------------------------------------------------------------------
                          Credit Concern              Relative Value                 Tactical                     Total
                    --------------------------  --------------------------  --------------------------  -------------------------
                      Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  -----------
Days
----
0-90............... $      4,252  $       (180) $      6,465  $       (161) $    169,350  $       (158) $    180,067  $      (499)
91-180.............        1,681          (340)        1,639           (72)        2,971           (21)        6,291         (433)
181-270............        3,059          (487)            -             -         1,314            (7)        4,373         (494)
Greater than 270...       23,511        (2,320)        3,278           (34)       16,556          (594)       43,345       (2,948)
                    ------------  ------------  ------------  ------------  ------------  ------------  ------------  -----------
Total.............. $     32,503  $     (3,327) $     11,382  $       (267) $    190,191  $       (780) $    234,076  $    (4,374)
                    ============  ============  ============  ============  ============  ============  ============  ===========


                                                           Nine months ended September 30, 2006
                                                                      ($ in thousands)
                     --------------------------------------------------------------------------------------------------------------
                           Credit Concern              Relative Value                 Tactical                     Total
                     --------------------------  --------------------------  --------------------------  --------------------------
                       Proceeds        Loss        Proceeds        Loss        Proceeds        Loss        Proceeds        Loss
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Days
----
0-90...............  $     19,452  $       (822) $    193,855  $     (3,909) $    260,546  $       (845) $    473,853  $     (5,576)
91-180.............         4,105           (81)       11,597          (331)       61,052          (822)       76,754        (1,234)
181-270............         8,072          (798)        2,099           (34)        7,978          (186)       18,149        (1,018)
Greater than 270...         3,540          (351)       16,864          (480)       30,655          (551)       51,059        (1,382)
                     ------------  ------------  ------------  ------------  ------------  ------------  ------------  ------------
Total..............  $     35,169  $     (2,052) $    224,415  $     (4,754) $    360,231  $     (2,404) $    619,815  $     (9,210)
                     ============  ============  ============  ============  ============  ============  ============  ============


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

$ in millions                                       September 30, 2007               December 31, 2006
                                               -----------------------------    ----------------------------
                                                Estimated fair                  Estimated fair
Ratings                                             value               %            value              %
-------                                        ----------------       ------    ----------------      ------
AAA.......................................     $          449.5        27.0%    $          427.5       22.1%
AA........................................                163.2         9.8                166.6        8.6
A.........................................                451.3        27.1                561.1       29.0
BBB.......................................                462.7        27.7                605.6       31.3
BB or below...............................                 51.7         3.1                 75.1        3.9
                                               ----------------       ------    ----------------      ------

Sub-total:                                              1,578.4        94.7              1,835.9       94.9
Commercial mortgage loans.................                 88.7         5.3                 98.8        5.1
                                               ----------------       ------    ----------------      ------
Total.....................................     $        1,667.1       100.0%    $        1,934.7      100.0%
                                               ================       ======    ================      ======



     According to data provided by our ceding companies, the following table reflects the estimated fair value of assets backing the funds withheld at interest portfolio by sector.

$ in millions                                       September 30, 2007               December 31, 2006
                                               -----------------------------    ----------------------------
                                                Estimated fair                  Estimated fair
Sector                                              value               %            value              %
------                                         ----------------       ------    ----------------      ------
U.S. Treasury securities and U.S.
  government agency obligations...........     $           35.7          2.1%   $           58.8          3.0%
Corporate securities......................              1,075.2          64.5            1,321.1         68.3
Municipal bonds...........................                 29.4           1.8               29.9          1.6
Mortgage and asset backed securities......                470.7          28.2              463.4         24.0
Commercial mortgage loans.................                 88.7           5.3               98.9          5.1
Preferred stock...........................                  2.5           0.2                2.6          0.1
                                               ----------------        ------   ----------------       ------
Sub-total                                               1,702.2         102.1            1,974.7        102.1
Cash......................................                (35.1)         (2.1)             (40.0)        (2.1)
                                               ----------------        -------   ---------------       ------
Total.....................................     $        1,667.1         100.0%   $       1,934.7        100.0%
                                               ================        =======   ===============       =======



Impairment Methodology and Realized Losses

     As part of our quarterly tests for other-than-temporary impairments of investments, we have reviewed our investment holdings in accordance with Statement of Financial Accounting Standards No. 115 "Accounting for Certain Investments in Debt and Equity Securities" ("SFAS No. 115") and related accounting guidance including FASB Staff Position FAS 115-1 and FAS 124-1, "The Meaning of Other-Than-Temporary Impairments and Its Application to Certain Investments" ("FSP 115-1") and Emerging Issues Task Force Issue No. 99-20, "Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets" ("EITF 99-20"). Among other matters, these GAAP accounting rules require that we evaluate, for each security where the estimated fair value is less than its amortized cost, whether we have the intent and ability to hold the security for a reasonable time for a forecasted recovery of the fair value up to the amortized cost of the investment. This requires us to consider our capital and liquidity requirements and any contractual or regulatory obligations that might indicate that securities may need to be sold before the forecasted recovery of fair value occurs.

     Notwithstanding our intent and ability to hold our investments where the estimated fair value is less than its amortized cost through a forecasted recovery period, we have conducted an assessment of each security to evaluate the likely realization of amortized cost.

     For certain investments in beneficial interests in securitized financial assets of less than high quality with contractual cash flows, including asset backed securities, the Company is required to apply EITF 99-20. EITF 99-20 provides that a security is other-than-temporarily impaired if, based on the Company's best estimate cash flows over the life of the security, utilizing assumptions and estimates that a market participant would use, there has been an adverse change in expected cash flows. We have recognized other-than-temporary impairments for those securities whose fair value is less than carrying value and for which we project an adverse change in cash flows (considering principal loss, adverse timing, illiquidity factors, and credit spreads). Accordingly, we have written-down individual securities with a total amortized cost at September 30, 2007 of $426.4 million in order to record a realized loss representing an other-than-temporary impairment of $170.5 million for the quarter ended September 30, 2007.

     For all other investment securities, the Company utilizes systematic procedures to review all investments that are in a loss position to determine if the decline is other-than-temporary, including the length of the time and the extent to which the fair value has been below cost, credit worthiness of the issuer, position of the security in the issuer's capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates, and the Company's intent and ability to hold the security until the market value recovers. Given the concentration of the Company's investment portfolio in residential mortgage-backed securities backed by sub-prime and Alt-A mortgages, the Company has supplemented its assessment of other-than-temporary impairments with specific procedures related to these securities including best estimate cash flow simulations of projected principal losses. Accordingly, we have written-down individual securities outside the scope of EITF 99-20 with a total amortized cost at September 30, 2007 of $149.1 million in order to record a realized loss representing an other-than-temporary impairment of $13.1 million for the quarter ended September 30, 2007. The simulation analysis results are a function of assumptions made. To the extent that these assumptions are not correct, our conclusions will change.

     Currently, we do not intend to sell any of our sub-prime and Alt-A bonds and our available capital and liquidity resources as noted in the "Liquidity and Capital Resources" section are adequate to preclude the need to liquidate any of our sub-prime and Alt-A investments. However, a subset of bonds that are held within our securitizations were recently downgraded by one or more of Fitch, Moody's and Standard & Poor's. The investment guidelines for certain trust accounts within our securitizations govern our ability to continue to hold individual securities that are no longer rated A3/A- or better or where the weighted average rating factor for the portfolio exceeds a predetermined limit. The recent ratings downgrades have resulted in individual securities with a total amortized cost at September 30, 2007 of $127.8 million being out of compliance with the investment guidelines of our securitizations. Although we do not presently intend to sell these bonds, we can no longer demonstrate the unfettered ability to hold them to realization of amortized cost. Accordingly, included in both the EITF 99-20 and all other investment impairments discussed above, we have written-down the amortized cost of these bonds to estimated fair value as of September 30, 2007 in order to record a realized loss representing an other-than-temporary impairment of $41.1 million for the quarter ended September 30, 2007. Further ratings downgrades of any of our sub-prime and Alt-A holdings below the A3/A- credit rating requirements of our investment management agreements which govern securitizations may result in additional other-than-temporary impairments charges in future periods. The other-than-temporary impairments of $41.1 million related to individual bonds did not show any projected principal losses in our simulation analyses mentioned below and we currently expect each of these bonds to continue to pay full interest and principal.

Exposure to Sub-prime ABS and Alt-A RMBS

     At September 30, 2007, our total investment portfolio including controlled assets and funds withheld at interest, had an amortized cost of $11.0 billion, and an estimated fair value of $10.6 billion. Of the amortized cost, $1.9 billion, or 17.0%, were asset-backed securities ("ABS") backed by sub-prime residential mortgage loans and $1.1 billion, or 9.7%, were residential mortgage-backed securities ("RMBS") backed by Alt-A mortgage loans. These include bonds held in portfolios in our securitizations, in portfolios of our subsidiaries and by ceding companies in funds withheld at interest. Our exposure to collateralized debt obligations backed by similar ABS and RMBS was approximately $12,500.

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

     As sub-prime and Alt-A loan performance has deteriorated, the market has become increasingly illiquid and unbalanced, with an absence of buyers, causing market prices to decrease and a decline in the estimated fair value of our bonds below their amortized cost. As of November 9, 2007, all of our sub-prime and Alt-A holdings are still paying full interest and principal and no securities have experienced any defaults. Currently, it is our intention to hold these securities to recover our amortized cost and we expect to recover principal and interest substantially greater than what the current market prices indicate. We have written down any bonds where we estimate we will not recover the full amortized cost or where we lack the ability to hold the bonds through recovery of amortized cost.

     The credit rating, amortized cost, estimated fair value and related unrealized and realized losses related to our sub-prime and Alt-A securities are set out below:

                                                                           September 30, 2007
                                                                            ($ in millions)
                                                                               (Restated)
                                      --------------------------------------------------------------------------------------------
                                           Non-securitizations                 Securitizations                      Total
                                      -----------------------------       -------------------------       ------------------------
                                          Sub-prime          Alt-A         Sub-prime         Alt-A         Sub-prime       Alt-A
                                          ---------          ------        ---------        -------        ---------      --------
Book Value by Rating
--------------------
AAA.............................            $ 152.2         $ 172.3         $ 294.8          $ 66.2         $ 447.0        $ 238.5
AA..............................              157.9            58.6           844.2           650.6         1,002.1          709.2
A+..............................                5.5             2.1           148.4            38.7           153.9           40.8
A                                              37.3            21.4           135.9            33.1           173.2           54.5
A-..............................               23.6             1.6            15.4               -            39.0            1.6
BBB+ or lower...................               30.6            11.9             7.9               -            38.5           11.9
                                           --------         -------       ---------        --------       ---------      ---------
Total...........................            $ 407.1         $ 267.9       $ 1,446.6         $ 788.6       $ 1,853.7      $ 1,056.5
                                           --------         -------       ---------        --------       ---------      ---------

Estimated fair value by Rating
------------------------------
AAA.............................            $ 146.7         $ 168.0         $ 279.2          $ 65.0         $ 425.9        $ 233.0
AA..............................              142.5            56.2           696.8           614.4           839.3          670.6
A+..............................                5.2             2.1           142.7            37.7           147.9           39.8
A                                              36.1            21.2           130.3            33.1           166.4           54.3
A-..............................               22.9             1.6            13.5               -            36.4            1.6
BBB+ or lower...................               29.4            11.7             7.9               -            37.3           11.7
                                           --------         -------       ---------        --------       ---------      ---------
Total...........................            $ 382.8         $ 260.8       $ 1,270.4         $ 750.2       $ 1,653.2      $ 1,011.0
                                           --------         -------       ---------        --------       ---------      ---------

Unrealized Loss by Rating
-------------------------
AAA.............................            $ (5.5)         $ (4.3)        $ (15.6)         $ (1.2)        $ (21.1)        $ (5.5)
AA..............................             (15.4)           (2.4)         (147.4)          (36.2)         (162.8)         (38.6)
A+..............................              (0.3)               -           (5.7)           (1.0)           (6.0)          (1.0)
A                                             (1.2)           (0.2)           (5.6)               -           (6.8)          (0.2)
A-..............................              (0.7)               -           (1.9)               -           (2.6)              -
BBB+ or lower...................              (1.2)           (0.2)               -               -           (1.2)          (0.2)
                                           --------         -------       ---------         -------       ---------      ---------
Total...........................           $ (24.3)         $ (7.1)       $ (176.2)        $ (38.4)       $ (200.5)       $ (45.5)
                                           --------         -------       ---------        --------       ---------      ---------

Realized Loss by Impairment
---------------------------
  Methodology
  -----------
EITF 99-20 securities...........            $(18.8)          $(6.9)        $ (40.5)         $(14.8)        $ (59.3)        $(21.7)
Other investment securities.....              (1.4)           (0.2)          (86.1)           (7.5)          (87.5)          (7.7)
                                           --------         -------       ---------        --------       ---------       --------

Total...........................           $ (20.2)         $ (7.1)       $ (126.6)        $ (22.3)       $ (146.8)       $ (29.4)
                                           --------         -------       ---------        --------       ---------       --------



Consolidated Sub-prime and Alt-A Portfolios

     The consolidated sub-prime portfolio includes securities that are collateralized by mortgage loans issued in the United States to borrowers that cannot qualify for prime financing terms due in part to an impaired or limited credit history. The sub-prime portfolio also includes securities that are collateralized by certain second lien mortgages regardless of the borrower's credit profile. Of our $1,853.7 million in sub-prime residential ABS holdings,

o    $447.0 million (24.1%) were rated AAA/Aaa;

o    $1,449.1 million (78.2%) were rated AA-/Aa3 or above;

o    $1,815.2 million (97.9%) were rated A-/A3 or above;

o    $1,446.6 million (78.0%) reside in our securitizations.

     As part of our third quarter impairment process, we marked down sub-prime bonds with an amortized cost of $343.2 million, realizing losses of $146.8 million. The unrealized loss of our sub-prime holdings was $200.5 million, or 10.8% of the amortized cost of our sub-prime holdings at September 30, 2007. As a result of estimated fair value reductions from September 30, 2007 to October 31, 2007, we estimate that unrealized losses increased by approximately $150.8 million, or 8.1% of amortized cost of our sub-prime holdings and is 1.4% of our investment portfolio.

     The following table shows the amortized costs of our consolidated sub-prime portfolio by rating and vintage:

                                           Consolidated Sub-Prime Portfolio as at September 30, 2007
                                                                ($ in millions)
                                                                  (Restated)
                       -------------------------------------------------------------------------------------------------
                                                                    Vintage
                       -------------------------------------------------------------------------------------------------
                        Years ended
                         December        Year       Six months    Six months   Nine months
                       31, 1997 to       ended        ended         ended         ended                         % of
                         December      December        June        December     September                    Investment
Rating                   31, 2004      31, 2005      30, 2006      31, 2006      30, 2007        Total       Portfolio
---------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
AAA................          $ 70.7        $ 78.3        $133.0        $146.2         $18.8      $  447.0          4.1%
AA.................           126.6         208.1         423.5         214.0          29.9       1,002.1          9.2%
A+.................             3.5         104.3          14.0          18.4          13.7         153.9          1.4%
A..................            30.4           9.6          52.8          71.0           9.4         173.2          1.5%
A-.................            19.6           4.5          12.3           2.6             -          39.0          0.4%
BBB+ and lower.....            21.1           4.6           8.8           4.0             -          38.5          0.4%
                       ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total..............          $271.9        $409.4        $644.4        $456.2         $71.8      $1,853.7         17.0%
                       ============= ============= ============= ============= ============= ============= =============
 % of investment
   portfolio.......             2.5%          3.7%          5.9%          4.2%          0.7%         17.0%
                       ------------- ------------- ------------- ------------- ------------- -------------



     Our consolidated Alt-A portfolio includes securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who cannot qualify for prime financing terms due to high loan-to-value ratios and/or limited supporting documentation. Of our $1,056.5 million of Alt-A holdings,

o    $238.5 million (22.6%) were rated AAA/Aaa;

o    $947.7 million (89.7%) were rated AA-/Aa3 or above;

o    $1,044.6 million (98.9%) were rated A-/A3 or above;

o    $788.6 million (74.6%) reside in our securitizations.

     As part of our third quarter impairment process, we marked down Alt-A bonds with an amortized cost of $101.0 million, realizing losses of $29.4 million. The unrealized loss of our Alt-A holdings was $45.5 million, or 4.3% of amortized cost of our Alt-A holdings at September 30, 2007. As a result of estimated fair value reductions from September 30, 2007 to October 31, 2007, we estimate that unrealized losses increased by approximately $26.3 million, or 2.5% of amortized cost of our Alt-A holdings and is 0.2% of our investment portfolio.

     The following table shows the amortized costs of our Alt-A RMBS exposure by rating and vintage:


                                               Consolidated Alt-A Portfolio as at September 30, 2007
                                                                  ($ in millions)
                                                                    (Restated)
                       -------------------------------------------------------------------------------------------------
                                                                      Vintage
                       -------------------------------------------------------------------------------------------------
                       Years ended
                         December        Year       Six months    Six months   Nine months
                       31, 1997 to       ended        ended         ended         ended                       % of
                         December      December        June        December     September                   Investment
Rating                   31, 2004      31, 2005      30, 2006      31, 2006      30, 2007        Total      Portfolio
---------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
AAA................          $ 64.2        $ 74.4        $ 64.2        $ 35.7          $  -      $  238.5          2.2%
AA.................            58.7          70.5         305.9         272.7           1.4         709.2          6.5%
A+.................             1.3           0.8           1.1          37.6             -          40.8          0.4%
A..................            15.7           4.9          17.1          16.8             -          54.5          0.5%
A-.................               -           1.6             -             -             -           1.6          0.0%
BBB+ and lower.....             3.5           8.4             -             -             -          11.9          0.1%
                       ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total..............          $143.4        $160.6        $388.3        $362.8          $1.4      $1,056.5          9.7%
                       ============= ============= ============= ============= ============= ============= =============
 % of investment
   portfolio.......             1.3%          1.5%          3.6%          3.3%          0.0%          9.7%
                       ------------- ------------- ------------- ------------- ------------- -------------



Consolidated Sub-Prime and Alt-A Portfolios Excluding Those Held in Securitizations

     The following table details the amount of amortized costs of the Company's sub-prime ABS and Alt-A holdings by rating and vintage for its consolidated portfolios excluding invested assets held in the Company's four securitizations:
Orkney Re, Inc., Orkney Re II plc, Ballantyne Re plc and Clearwater Re.


                                     Sub-Prime Portfolio Excluding Securitizations as at September 30, 2007
                                                                 ($ in millions)
                                                                    (Restated)
                       -------------------------------------------------------------------------------------------------

                                                                      Vintage
                       -------------------------------------------------------------------------------------------------
                       Years ended
                         December        Year       Six months    Six months   Nine months
                       31, 1997 to       ended        ended         ended         ended                       % of
                         December      December        June        December     September                  Investment
Rating                   31, 2004      31, 2005      30, 2006      31, 2006      30, 2007       Total      Portfolio
---------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
AAA................          $ 59.7        $ 43.4         $44.1          $1.6          $3.4        $152.2          1.4%
AA.................            76.8          43.6          37.5             -             -         157.9          1.4%
A+.................             3.5           2.0             -             -             -           5.5          0.1%
A..................            27.8           9.5             -             -             -          37.3          0.3%
A-.................            19.6           3.8           0.2             -             -          23.6          0.2%
BBB+ and lower.....            21.1           4.7           4.8             -             -          30.6          0.3%
                       ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total..............          $208.5        $107.0         $86.6          $1.6          $3.4        $407.1          3.7%
                       ============= ============= ============= ============= ============= ============= =============
 % of investment
   portfolio.......             1.9%          1.0%          0.8%          0.0%          0.0%          3.7%
                       ------------- ------------- ------------- ------------- ------------- -------------



                                         Alt-A Portfolio Excluding Securitizations as at September 30, 2007
                                                                   ($ in millions)
                                                                     (Restated)
                       -------------------------------------------------------------------------------------------------
                                                                      Vintage
                       -------------------------------------------------------------------------------------------------
                       Years ended
                         December        Year       Six months    Six months   Nine months
                       31, 1997 to       ended        ended         ended         ended                       % of
                         December      December        June        December     September                   Investment
Rating                   31, 2004      31, 2005      30, 2006      31, 2006      30, 2007        Total       Portfolio
---------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
AAA................          $ 64.2         $37.8         $57.8         $12.5          $  -        $172.3          1.6%
AA.................            30.3           9.7          17.2             -           1.4          58.6          0.6%
A+.................             1.3           0.8             -             -             -           2.1          0.0%
A..................            15.6           5.0           0.8             -             -          21.4          0.2%
A-.................               -           1.6             -             -             -           1.6          0.0%
BBB+ and lower.....             3.5           8.4             -             -             -          11.9          0.1%
                       ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total..............          $114.9         $63.3         $75.8         $12.5          $1.4        $267.9          2.5%
                       ============= ============= ============= ============= ============= ============= =============
 % of investment
   portfolio.......             1.1%          0.6%          0.7%          0.1%          0.0%          2.5%
                       ------------- ------------- ------------- ------------- ------------- -------------


Sub-Prime and Alt-A Portfolios in Securitization Structures

     The following table details the amount of amortized costs of the Company's sub-prime and Alt-A holdings by rating and vintage held in the Company's four securitization structures:


                                       Sub-Prime Portfolio in Securitizations as at September 30, 2007
                                                                 ($ in millions)
                                                                   (Restated)
                       -------------------------------------------------------------------------------------------------

                                                                     Vintage
                       -------------------------------------------------------------------------------------------------
                       Years ended
                         December        Year       Six months    Six months   Nine months
                       31, 1997 to       ended        ended         ended         ended                       % of
                         December      December        June        December     September                   Investment
Rating                   31, 2004      31, 2005      30, 2006      31, 2006      30, 2007       Total       Portfolio
---------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
AAA................           $11.1        $ 34.9        $ 88.8        $144.6         $15.4      $  294.8          2.7%
AA.................            49.8         164.5         386.0         214.0          29.9         844.2          7.7%
A+.................               -         102.3          14.0          18.4          13.7         148.4          1.4%
A..................             2.7             -          52.8          71.0           9.4         135.9          1.2%
A-.................               -           0.7          12.1           2.6             -          15.4          0.1%
BBB+ and lower.....               -             -           3.9           4.0             -           7.9          0.1%
                       ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total..............           $63.6        $302.4        $557.6        $454.6         $68.4      $1,446.6         13.2%
                       ============= ============= ============= ============= ============= ============= =============
 % of investment
   portfolio.......             0.6%          2.8%          5.0%          4.2%          0.6%         13.2%
                       ------------- ------------- ------------- ------------- ------------- -------------



                                         Alt-A Portfolio in Securitizations as at September 30, 2007
                                                               ($ in millions)
                                                                 (Restated)
                       -------------------------------------------------------------------------------------------------
                                                                   Vintage
                       -------------------------------------------------------------------------------------------------
                       Years ended
                         December        Year       Six months    Six months   Nine months
                       31, 1997 to       ended        ended         ended         ended                       % of
                         December      December        June        December     September                   Investment
Rating                   31, 2004      31, 2005      30, 2006      31, 2006      30, 2007        Total       Portfolio
---------------------- ------------- ------------- ------------- ------------- ------------- ------------- -------------
AAA................           $   -         $36.5        $  6.4        $ 23.3          $  -        $ 66.2          0.6%
AA.................            28.5          60.6         288.7         272.8             -         650.6          6.0%
A+.................               -             -           1.1          37.6             -          38.7          0.4%
A..................               -             -          16.4          16.7             -          33.1          0.3%
A-.................               -             -             -             -             -             -          0.0%
BBB+ and lower.....               -             -             -             -             -             -          0.0%
                       ------------- ------------- ------------- ------------- ------------- ------------- -------------
Total..............           $28.5         $97.1        $312.6        $350.4          $  -        $788.6          7.3%
                       ============= ============= ============= ============= ============= ============= =============
 % of investment
   portfolio.......             0.3%          0.9%          2.9%          3.2%          0.0%          7.3%
                       ------------- ------------- ------------- ------------- ------------- -------------



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



                                                                 As of                  As of
                                                            June 30, 2007         September 30, 2007
                                                           ($ in millions)         ($ in millions)
                                                        ---------------------- -----------------------
Invested assets within securitization portfolios...     $      4,548.0         $      4,216.5
Statutory reserves.................................           (3,161.0)              (3,384.8)
                                                        ---------------------- -----------------------
Amount of invested assets that exceed statutory
reserves within securitization portfolios..........     $      1,387.0         $        831.7
                                                        ====================== =======================

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

     Our liquidity position was greatly improved by the closing of the Transaction, which provided net proceeds of $555.9 million (see Note 9 to the Consolidated Financial Statements). The capital provided in the Transaction allowed us to repay the $275.0 million previously drawn on the Stingray financing facility and pay the closing costs of the Transaction. The remaining proceeds from the Transaction remain in our holding company and Scottish Annuity & Life Insurance Company (Cayman) Ltd., which will be used to fund the uses of liquidity as described above. The amounts that we repaid under the Stingray financing facility remain available as an additional source of liquidity to us should we determine that it is needed.

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

Capital and Long-Term Debt

     Since the Company has significant operations and capital outside of the United States, the Company does not believe that limiting an analysis of its financial position to U.S. statutory surplus calculated in accordance with the NAIC Accounting Practices and Procedures Manual is an appropriate way to evaluate the financial condition of its consolidated worldwide operations. Management believes that a more appropriate measure is shareholders' equity. The Company had total shareholders' equity, as calculated in accordance with Generally Accepted Accounting Principles, of approximately $862.8 million as of September 30, 2007. Total capitalization at September 30, 2007 and December 31, 2006 is as follows:

                                                                  September 30,       December 31,
                                                                       2007               2006
                                                                 ($ in thousands)   ($ in thousands)
                                                                 --------------      --------------
                                                                    (Restated)
Shareholders' equity.......................................      $      862,790      $    1,057,192
Mezzanine equity...........................................             555,857             143,665
Long-term debt.............................................             129,500             129,500
                                                                 --------------      --------------
Total......................................................      $    1,548,147      $    1,330,357
                                                                 ==============      ==============



     The decrease in total capital and long term debt at September 30, 2007 as compared to December 31, 2006 was primarily due to the issuance of the convertible cumulative participating preferred shares resulting in aggregate net proceeds of $555.9 million and the issuance of ordinary shares to holders of HyCUs on the conversion of purchase contracts of $143.7 million. This is offset by the net loss of $120.6 million for the nine months ended September 30, 2007, the effect of the adoption of FIN 48 which reduced beginning retained earnings by $18.0 million (see Note 8 to the Consolidated Financial Statements) and the increase in unrealized depreciation net of tax and deferred acquisition costs of $217.8 million.

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


                                                                As of                  As of
                                                            June 30, 2007        September 30, 2007
                                                           ($ in millions)        ($ in millions)
                                                        ---------------------- -----------------------
Invested assets within securitization portfolios...     $      4,548.0         $      4,216.5
Statutory reserves.................................           (3,161.0)              (3,384.8)
Amount of invested assets that exceed statutory         ---------------        ---------------
  reserves within securitization portfolios........     $      1,387.0         $        831.7
                                                        ====================== =======================



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

         Payment of interest and principal under the Clearwater Notes on the maturity date and following an event of default by Clearwater and related acceleration of the Clearwater Notes are guaranteed by Scottish Annuity and Life Insurance Company (Cayman) Ltd. ("SALIC") and by Scottish Re Group Limited ("SRGL").

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

         In accordance with FIN 46R, Clearwater is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Clearwater is consolidated in our financial statements beginning in the third quarter of 2007. The assets of Clearwater are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) include the investment return of Clearwater as investment income and the cost of the facility is reflected in collateral finance facilities expense.

Collateral Summary

     At September 30, 2007, we had $4.2 billion of collateral finance facility obligations relating to the HSBC II, Orkney I, Orkney II, Ballantyne Re and Clearwater transactions. In connection with these transactions, we have assets in trust of approximately $5.6 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. The assets in trust are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.

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

New Accounting Standards

FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes

     In July 2006, the FASB issued FASB Interpretation No. 48 ("FIN 48"), "Accounting for Uncertainty in Income Taxes". FIN 48 prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in an enterprise's financial statements in accordance with SFAS No. 109. Tax positions must meet a "more likely than not" recognition threshold at the effective date to be recognized upon the adoption of FIN 48 and in subsequent periods. (See Note 8 to the Consolidated Financial Statements.)

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


Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

     In connection with the original filing of our Quarterly Report on Form 10-Q for the period ended September 30, 2007, our management, with the participation of our Chief Executive Officer and Chief Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures as of September 30, 2007. The term "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, (the "Exchange Act"), means controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by a company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the company's management, including its principal executive and principal financial officers, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Accounting Officer concluded that our disclosure controls and procedures were effective.

     As a result of the error and the related restatement discussed in Note 2 to our consolidated financial statements included elsewhere in this Form 10-Q/A, our Chief Executive Officer and Chief Financial Officer re-evaluated the effectiveness of our disclosure controls and procedures in connection with the filing of this Form 10-Q/A. As a result of the material weakness discussed below, our management has concluded, based on their re-evaluation, that as of the end of the period covered by this report, our disclosure controls and procedures were not effective.

Changes in Internal Control

     In connection with the restatement described above, the Company's Chief Executive Officer and Chief Financial Officer, in conjunction with the Company's management, have determined that, as of September 30, 2007, the Company had a material weakness in its internal controls over financial reporting, as defined in the standards established by the Public Company Accounting Oversight Board.


     Specifically, as of September 30, 2007, the Company had a material weakness relating to its controls over its process for analyzing and concluding on other-than temporary impairments. The Company has determined that the design and operation of internal controls over the accounting for other-than-temporary impairments of investments were inadequate to ensure full conformance with applicable U.S. Generally Accepted Accounting Principles.


     To address this material weakness in internal controls over financial reporting, the Company has been taking the following actions since September 30, 2007:

     1. Hired additional experienced, senior financial personnel to provide improved oversight of the Company's accounting activities. Specifically, the Company hired a new Chief Financial Officer, effective November 12, 2007 and a Group Controller, effective January 1, 2008;

     2. Improved the governance process over the Company's investment activities, including the formation within the Company of a Group Investment Committee separate from the Investment Committee of the Board of Directors; and

     3. During the fourth quarter of 2007 and continuing into the second quarter of 2008, we have been amending and enhancing our procedures, processes and related controls within our investment accounting function, including the process for analyzing and concluding on other-than-temporary impairments for our investment securities.

     Other than the remediation activity referred to above which occurred subsequent to the fiscal quarter, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the SEC under the Securities Exchange Act of 1934) during our most recently completed fiscal quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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


                                       SCOTTISH RE GROUP LIMITED

Date: July 11, 2008                        By: /s/ George Zippel
                                           ---------------------
                                           George Zippel
                                           President and Chief Executive Officer


Date: July 11, 2008                        By: /s/ Terry Eleftheriou
                                           -------------------------
                                           Terry Eleftheriou
                                           Chief Financial Officer