Form 10-K
period 2007-12-31
SCOTTISH RE GROUP LTD
filed 2008-07-11
CIK 1064122

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
For Annual and Transition Reports Pursuant
to Sections 13 or 15(d) of the Securities Exchange Act of 1934

☑	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the fiscal year ended December 31, 2007

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the Transition period from           to
Commission File Number 001-16855

SCOTTISH RE GROUP LIMITED
(Exact name of registrant as specified in its charter)

Cayman Islands	98-0362785
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
Crown House, Second Floor 4 Par-la-Ville Road
Hamilton HM08, Bermuda	Not Applicable
(Address of Principal Executive Office)	(Zip Code)
Registrant’s telephone number, including area code: (441) 295-4451
Securities Registered Pursuant to Section 12(b) of the Act:
None
Securities Registered Pursuant to Section 12(g) of the Act:
None
     Indicate by checkmark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
     Indicate by checkmark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☑ No ☐
     Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☑
     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐
     Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or smaller reporting company, see the definitions “large accelerated filer”, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☑	Non-accelerated filer ☐	Small reporting company ☐
(Do not check if a smaller reporting company)
     Indicate by checkmark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
     The aggregate market value of the voting stock held by non-affiliates of the Registrant as of June 29, 2007 and June 30, 2008 was $288,166,712 and $4,409,338, respectively. As of June 30, 2008, Registrant had 68,383,370 ordinary shares outstanding.

SCOTTISH RE GROUP LIMITED
FORM 10-K
YEAR ENDED DECEMBER 31, 2007

i

PART I
Item 1: BUSINESS
Overview
          Scottish Re Group Limited (the “Company”) is a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. Through our operating subsidiaries, we are principally engaged in the reinsurance of life insurance, annuities and annuity-type products.
          As will be discussed in more detail throughout this report, we have faced a number of significant challenges during the latter part of 2007 and continuing into 2008 which have required us to change our strategic focus. These challenges have included:
•	The continuing deterioration in the U.S. residential housing market in general and the market for sub-prime and Alt-A residential mortgage-backed securities specifically. These conditions have had, and will likely continue to have, a material adverse effect on the value of our consolidated investment portfolio and our capital and liquidity position;

•	The negative outlooks placed on our financial strength ratings by each of the rating agencies in November 2007, followed by the ratings action taken by Standard & Poors (“S&P”) in early 2008 lowering the financial strength ratings of our operating subsidiaries from “BB+” to “BB” (marginal) and placing the ratings on CreditWatch with negative implications, as well as the subsequent ratings downgrades and negative outlooks placed on our financial strength ratings by other rating agencies (which ratings were subsequently lowered further, as described under “Competition and Ratings”), with the resulting material negative impact on our ability to achieve our previous goal of attaining an “A-” or better rating by the middle of 2009; and

•	The material negative impact of ratings declines and negative outlooks by rating agencies on our ability to grow our life reinsurance businesses and maintain our core competitive capabilities.
          In light of these circumstances, our Board of Directors (the “Board”) instructed management to prepare an assessment of the various strategic alternatives that might be available to us to maximize shareholder value. On January 21, 2008 our Board established a special committee to evaluate the alternatives developed by management (the “Special Committee”). The Special Committee does not include any board members designated for election by SRGL Acquisition, LDC (“SRGL LDC”), an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), or MassMutual Capital Partners LLC (“MassMutual Capital”) (or their affiliates), who together are our majority shareholders. The Special Committee engaged a financial advisor and legal counsel to assist in their evaluation process. Subsequent to various meetings and upon careful consideration, the Special Committee recommended to the Board, at its regularly scheduled meeting on February 21, 2008, to accept management’s revised business strategy. The Board unanimously adopted the Special Committee’s recommendations and we announced on February 22, 2008 our pursuit of the following key strategies:
•	Dispose of our non-core assets or lines of business, including the Life Reinsurance International Segment and the Wealth Management business;

•	Develop, through strategic alliances or other means, opportunities to maximize the value of our core competitive capabilities within the Life Reinsurance North America Segment, including mortality assessment and treaty administration; and

•	Rationalize our cost structure to preserve capital and liquidity.
          These new strategies have materially impacted, and will continue to materially impact, the conduct of our business going forward.
          Since we announced a change in our strategic focus, we have been materially affected by a number of events that have had consequences for our capital and liquidity position. We have taken a number of actions to address the challenges of our current circumstances, including those set forth below:

•	As required by U.S. Generally Accepted Accounting Principles in the United States (“U.S. GAAP”), we reported significant impairment charges of approximately $971.7 million on our invested assets for the year ended December 31, 2007 as a result of, among other factors, (1) the continuing deterioration in the U.S. residential housing market in general and the market for sub-prime and Alt-A residential mortgage-backed securities specifically, (2) our inability to assert our intent and ability to hold certain investment securities over the forecasted recovery period as of December 31, 2007 and (3) other-than-temporary impairments in invested assets. The U.S. residential housing market and the market for sub-prime and Alt-A residential mortgage-backed securities have continued to deteriorate through the first half of 2008 and we have determined that additional impairment charges of approximately $751.7 million will be recognized in our financial statements for the quarter ended March 31, 2008. In addition to causing significant impairment charges and reported losses, the adverse market conditions impact the value of the underlying collateral used to secure our life reinsurance obligations and statutory reserves. A large portion of the impairment charges are primarily held in two of our three securitization structures, Ballantyne Re plc (“Ballantyne Re”) and Orkney Re II plc (“Orkney Re II”). Although these securitization structures are without recourse to us, they are consolidated in our financial statements under U.S. GAAP and changes in the fair value of investments can adversely impact our reported financial results and the statutory reserve credit that Scottish Re (U.S.), Inc., our Delaware subsidiary (“SRUS”), is able to recognize for these transactions.

•	As discussed in more detail below in “Regulation XXX Reserves – Acquired ING Business” and as disclosed in a Form 8-K filed on April 4, 2008, with respect to one of our securitization structures, Ballantyne Re, we executed a letter of intent with ING North America Insurance Corporation (“ING North America”), ING America Insurance Holdings, Inc. (“ING Holdings”), Security Life of Denver Insurance Company (“SLD”) and Security Life of Denver International Limited (“SLDI” and collectively with ING North America, ING Holdings and SLD, “ING”) whereby we had the ability to recapture business from Ballantyne Re and to access up to $375.0 million of letters of credit to support the excess statutory reserves related to the recaptured business. In this regard, and effective March 31, 2008, we recaptured $375.0 million of the $1.2 billion in excess reserves in Ballantyne Re and ING immediately thereafter recaptured the same amount of business from us and, in turn retroceded the business to one of our operating subsidiaries. The effect of this recapture transaction was to reduce the collateral requirements of SRUS related to Ballantyne Re. As part of the letter of intent, we, along with ING, Ballantyne Re and the financial guarantors of certain of the debt securities issued by Ballantyne Re agreed to enter into a novation and assignment of SRUS’s reinsurance agreement with Ballantyne Re to ING, with the aim of permanently relieving SRUS from its requirement to hold reserves with respect to the business in Ballantyne Re. Accordingly, on June 30, 2008 we and those parties executed a binding letter of intent to effect this novation and assignment transaction. In addition, on June 30, 2008 we and ING executed a binding letter of intent whereby we have the ability to recapture up to $200 million of additional excess reserves of the Ballantyne Re business if, prior to completion of the assignment transaction, we deem it necessary to do so in order to allow SRUS to obtain full statutory reserve credit. We expect to execute additional recaptures and complete the assignment transaction during the third quarter of 2008. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations– Liquidity and Capital Resources.”

•	With respect to another of our securitization structures, Orkney Re II, in May 2008 we executed amendments to certain transaction documents that give us flexibility in dealing with additional near term estimated fair value declines in the sub-prime and Alt-A securities held by Orkney Re II. The amendments eliminate certain priority of payment limitations and provide us with the ability to recapture business from Orkney Re II. To the extent that we continue to experience fair value declines in the sub-prime and Alt-A assets, we may need to recapture a pro-rata portion of the underlying business in Orkney Re II and find alternative collateral support for the recaptured business. No assurances can be given that we will be successful in securing alternative collateral support.

•	On May 30, 2008 we received notice from the counterparties to our Clearwater Re collateral finance facility that Clearwater Re was in breach of certain covenants to deliver financial statements in a timely manner. We were required to cure such breach within 30 days of notice or an event of default would have occurred in Clearwater Re. In addition, we project that, due to reported impairment charges in our 2007 year end financial results and anticipated additional impairment charges in 2008, we will not be in compliance with minimum net worth covenants in Clearwater Re and another of our collateral finance facilities, HSBC II. These facilities involve an aggregate of $1.5 billion of financing as of December 31, 2007 and have full recourse to Scottish Annuity & Life Insurance Company (Cayman) Ltd. (“SALIC”). As a result, if we were unable to successfully negotiate a solution with the relevant counterparties, both the

Clearwater Re and HSBC II facilities could default with full recourse to SALIC. However, on June 30, 2008 we executed forbearance agreements with the relevant counterparties to the Clearwater Re and HSBC II facilities whereby the relevant counterparties have agreed to forbear taking action until December 15, 2008. In order to achieve forbearance, we agreed to certain economic and non-economic terms which have led to constraints on our available liquidity. We believe the forbearance agreements give us adequate time to execute our revised strategic plan and seek out, if necessary, alternative collateral support for each of these facilities. To the extent we are not successful, by December 15, 2008, in either reaching definitive agreement for the sale of our Life Reinsurance North America Segment (as discussed in more detail below) or finding alternative collateral support for each facility, we will be in default of the forbearance agreements and will need to obtain additional forbearance from the relevant counterparties or consider seeking bankruptcy protection. No assurances can be given that we will succeed in selling our Life Reinsurance North America Segment by December 15, 2008, finding alternative collateral support for the facilities or obtaining additional forbearance from the relevant counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Forbearance Agreements with Counterparties.”
•	As a result of an asset adequacy analysis required by the Actuarial Opinion and Memorandum under U.S. Statutory Accounting Rules, formula reserves at SRUS were strengthened by $208 million as of December 31, 2007. The primary factors driving the reserve strengthening were a decrease in the interest rate environment, higher allocated maintenance expenses, lower than expected cash flows from the annuity business and revised lapse assumptions for the life reinsurance business. The reserve strengthening necessitated the infusion of $211 million of capital from SALIC to SRUS and had the effect of significantly reducing available liquidity not contained within our insurance operating subsidiaries. There can be no assurances that these, or other factors, will not require us to further strengthen reserves at SRUS in the future. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

•	In an effort to preserve capital and to mitigate growing liquidity demands, we have ceased writing new reinsurance treaties and have notified our existing clients that we will not be accepting any new reinsurance risks under existing treaties. We have also taken steps to reduce expenses, including reducing staffing levels. If we are not successful in selling our Life Reinsurance North America Segment (as discussed in more detail below), we will follow a run-off strategy for our Life Reinsurance North America Segment whereby we will continue to receive premiums, pay claims and perform key activities under our existing reinsurance treaties and will be required to record appropriate statutory reserves for the duration of these reinsurance obligations. We have determined it is likely that, during the first quarter of 2009, we will need additional capital and liquidity to support our run-off strategy and other corporate financial obligations. To the extent we are not successful in securing additional sources of capital and liquidity, our insurance operating subsidiaries could become insolvent and we may need to seek bankruptcy protection. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”

•	Our ordinary and perpetual preferred shares were delisted from the New York Stock Exchange as of April 7, 2008 and, therefore, we have no further reporting obligations under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also had fewer than 300 holders of our securities as of January 1, 2008 and, as a result, our reporting obligations under Sections 13 and 15(d) of the Exchange Act, were suspended. On May 13, 2008 we filed a Form 15 indicating the suspension of our reporting obligations. Our ordinary shares and perpetual preferred shares are no longer registered under Section 12(b) of the Exchange Act. As a result, notwithstanding the occurrence of material developments (either positive or negative), we are not required to, nor do we intend to, make future public filings or issue press releases as we have in the past. These developments may have an adverse impact on the market liquidity in our ordinary and perpetual preferred shares and other securities.

•	As part of our revised business plan, we recently entered into definitive agreements for the sale of our Life Reinsurance International Segment and Wealth Management business, the cash proceeds of which, net of transaction expenses, will supplement our available liquidity. The agreement to sell the Life Reinsurance International Segment is with Pacific Life Insurance Company and was entered into on June 8, 2008 with a sale price of $71.2 million, subject to certain potential downward adjustments. The agreement includes the sale of Scottish Re Limited, Scottish Re Holdings Limited, and all Life Reinsurance International Segment business written by SALIC, together with certain business retroceded within our Company, and the staff and physical assets that we have in Singapore and Japan. The transaction is subject to regulatory approvals and other customary closing conditions. The agreement to sell the Wealth Management business is with Northstar Financial Services Ltd. and was entered into on May 30, 2008. The sale includes the sale of three legal entities: The Scottish Annuity Company (Cayman) Ltd., Scottish Annuity & Life Insurance Company (Bermuda) Ltd. and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. The combined sale price for all three entities is $6.75 million, subject to certain sale price adjustments. We currently plan to complete these transactions during the third quarter of 2008. No assurances can be given that the conditions to closing these transactions will be satisfied and that we will realize cash proceeds from these sales to address our liquidity needs.
•	In addition to the non-core assets or line of business sales, and as previously disclosed in a Form 8-K filed on April 4, 2008, we have engaged Merrill Lynch as financial advisor for the sale of our Life Reinsurance North America Segment. Following the announcement of our change in strategic focus in February 2008 we received a number of inquiries and expressions of interest to acquire our Life Reinsurance North America Segment and concluded that a sale may provide the best method for preserving capital and liquidity and maximizing shareholder value. Merrill Lynch has initiated a process to identify and enter into negotiations with prospective qualified buyers. Our objective is to reach a definitive agreement for the sale of our Life Reinsurance North America Segment by December 15, 2008. No assurances can be given that we will be successful in negotiating a sale of our Life Reinsurance North America Segment in a timely manner. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations–Liquidity and Capital Resources.”
          Notwithstanding our efforts to successfully execute our revised strategic plan, the market for sub-prime and Alt-A securities continues to deteriorate and that has put greater strain on our financial condition. While we have completed binding letters of intent to (1) novate and assign SRUS’s reinsurance agreement with Ballantyne Re to ING and (2) provide us with the ability to recapture a portion of the Ballantyne Re business prior to the completion of the novation and assignment agreement, we still need to finalize and execute both transactions. In addition, although we have successfully negotiated forbearance agreements with the relevant counterparties to Clearwater Re and HSBC II, we will need to abide by the terms of the agreements during the forbearance period. Also, while the anticipated net cash proceeds from the Life Reinsurance International Segment and Wealth Management business sales will improve our liquidity position, we anticipate the need for additional capital and liquidity by the first quarter of 2009 to support our Life Reinsurance North America Segment run-off strategy and other corporate financial obligations. Finally, if we are not successful in reaching a definitive agreement for the sale of our Life Insurance North America Segment by December 15, 2008 and also fail to (1) obtain additional forbearance from the relevant counterparties to Clearwater Re and HSBC II, (2) find alternative collateral support for Clearwater Re and HSBC II, and (3) raise additional capital, our insurance operating subsidiaries may become insolvent and we may need to seek bankruptcy protection. No assurances can be given that we will be successful in executing any or all of these actions.
Restatements
          We completed two restatements of our previously reported quarterly financial statements in 2007. In connection with the first restatement, we restated our net loss attributable to ordinary shareholders and our earnings per share amounts by amending our quarterly report on Form 10-Q for the period ended June 30, 2007. This restatement of basic earnings per ordinary share and diluted earnings per ordinary share arose from our failure to deduct $120.8 million attributable to the beneficial conversion feature of the Convertible Cumulative Participating Preferred Shares issued on May 7, 2007 in calculating net loss attributable to ordinary shareholders for the purposes of earnings per share, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98.
          In the second restatement, we amended our quarterly report on Form 10-Q for the period ended September 30, 2007 for restatements relating to other-than-temporary impairments of investment securities covered by the scope of EITF Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets”. As a result, additional impairments of $84.2 million were charged to earnings and related adjustments were made to balances in the consolidated financial statements as of, and for the three and nine month periods ended, September 30, 2007. We also recorded a $14.6 million decrease to beginning retained deficit with a corresponding $5.8 million increase in the net deferred tax asset and a $8.8 million decrease in accounts payable and other liabilities to correct the initial cumulative effect of adoption of Financial Accounting Standards Board Interpretation No. 48 as of January 1, 2007.

          All financial information included in this report reflects the above mentioned restatements. These restatements resulted from material weaknesses in internal controls over financial reporting which we describe more fully in Item 9A “Controls and Procedures.”
History
          We have principal operating companies in Bermuda, the Cayman Islands, Ireland, the United Kingdom and the United States, a branch office in Singapore, and a representative office in Japan. We were formed in 1998 and have operated through our principal operating subsidiaries, which are SALIC, SRUS, Scottish Re Limited and Scottish Re Life Corporation (“SRLC”).
          On December 31, 2001, we acquired World-Wide Holdings Limited and its subsidiary, World-Wide Reassurance Limited, which were both subsequently renamed Scottish Re Holdings Limited and Scottish Re Limited, respectively.
          On December 22, 2003, we completed the acquisition of 95% of the outstanding capital stock of ERC Life Reinsurance Corporation (subsequently renamed SRLC). SRLC’s business consists primarily of a closed block of traditional life reinsurance business.
          Effective December 31, 2004, we acquired the in-force individual life reinsurance business of ING America Insurance Holdings, Inc., which we call ING. Pursuant to this transaction, SLD and SLDI, both subsidiaries of ING, reinsured their in-force individual life reinsurance business to SRUS and Scottish Re Life (Bermuda) Limited (“SRLB”), respectively, on a 100% indemnity reinsurance basis. In addition, SLD and SLDI transferred to us certain systems and operating assets used in their individual life reinsurance business.
          SLD and SLDI transferred assets of approximately $1.8 billion of their individual life reinsurance business to us and we recorded a corresponding amount of reserves for future policy benefits and other liabilities. Certain of the acquired assets are held in trust for the benefit of SLD and SLDI to secure our liabilities on the acquired business. The ceding commission paid to us was placed in trust to secure our obligations under the indemnity reinsurance treaties and is subject to release upon our completion of long-term collateral arrangements with respect to the acquired business. In 2005 and 2006, we completed such arrangements for a large portion of the acquired business resulting in a pro-rata release of the ceding commission from the trust.
          The acquired business represents the individual life reinsurance division of ING’s U.S. life insurance operations, and was written through SLD and SLDI. The acquired business mainly consists of traditional mortality risk reinsurance written on an automatic basis with more than 100 different ceding insurers.
          Less than 10% of the acquired business was written on a facultative basis. Much of the business involves guaranteed level premium term life insurance that is subject to the statutory reserve requirements of the Valuation of Life Insurance Policies Model Regulation XXX (“Regulation XXX”), as well as universal life insurance that is subject to a similar statutory reserve requirement known as Regulation AXXX.
          During 2005, we began integration of the ING acquisition with our existing U.S. traditional business and migrated our Charlotte based policy administration operations to Denver. We now administer our combined business with a version of the ING policy administration system, known as SAGE. In addition, the Denver operation relocated to new premises during the fourth quarter of 2005 and is supported by a technology infrastructure consistent with all our units. We have approximately 80 life reinsurance administration professionals.
          On May 7, 2007, we completed a $600.0 million equity investment transaction by MassMutual Capital, a member of the MassMutual Financial Group, and SRGL LDC, an affiliate of Cerberus (and together with MassMutual Capital, the “Investors”), announced by us on November 27, 2006 (the “2007 New Capital Transaction”). We incurred $44.1 million in closing costs, which resulted in aggregate net proceeds of $555.9 million from the 2007 New Capital Transaction. Pursuant to the 2007 New Capital Transaction, MassMutual Capital and Cerberus each invested $300.0 million in us in exchange for 500,000 (1,000,000 in the aggregate) newly issued Convertible Cumulative Participating Preferred Shares (see Note 10 “Mezzanine Equity” in the Notes to Consolidated Financial Statements), which are convertible into 150,000,000 ordinary shares in the aggregate at any time. On the ninth anniversary of issue, the Convertible Cumulative Participating Preferred Shares will automatically convert into an aggregate of 150,000,000 ordinary shares, if not previously converted.
          Pursuant to Assignment and Assumption Agreements dated as of June 5, 2007 between MassMutual Capital and each of Benton Street Partners I, L.P., Benton Street Partners II, L.P. and Benton Street Partners III, L.P (collectively, the “Funds”), MassMutual Capital assigned its Convertible Cumulative Participating Preferred Shares to the Funds. The sole general partner of each of the Funds is Benton Street Advisors, Inc., an indirect wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company.
          Also on June 5, 2007, MassMutual Capital, SRGL LDC and Benton Street Advisors, Inc. entered into an Amended and Restated Investors Agreement (the “Amended and Restated Investors Agreement”), in order to reallocate voting and governance rights and obligations of MassMutual Capital to and among the Funds. Pursuant to the Amended and Restated Investors Agreement, MassMutual Capital, SRGL LDC and the Funds agreed, among other things, to: (i) certain restrictions on the transfer of the Convertible Cumulative Participating Preferred Shares, (ii) certain voting provisions with respect to our ordinary shares, (iii) the election of a certain number of directors to our Board and (iv) a third-party sale process. Because of the Amended and Restated Investors Agreement, for the purposes of Section 13(d)(3) of the Exchange Act, Massachusetts Mutual Life Insurance Company and the Funds are deemed to be members of a group with SRGL LDC and, therefore, the beneficial owners of our securities beneficially owned by SRGL LDC. On June 5, 2007, SRGL LDC subscribed for and purchased limited partnership interests in Benton Street Partners III, L.P., pursuant to a Subscription Agreement dated as of June 5, 2007 by and between Benton Street Partners III, L.P. and SRGL LDC. Benton Street Partners III, L.P. holds 134,667 Convertible Cumulative Participating Preferred Shares.
          Pursuant to an Amended and Restated Limited Partnership Agreement dated as of June 5, 2007 by and among Benton Street Advisors, Inc., MassMutual Capital and SRGL LDC, SRGL LDC shares certain rights over the voting and disposition of ordinary shares held by Benton Street Partners III, L.P. Because SRGL LDC directly holds 500,000 Convertible Cumulative Participating Preferred Shares and exercises certain rights over the voting and disposition of the 134,667 Convertible Cumulative Participating Preferred Shares held by Benton Street Partners III, L.P., which Convertible Cumulative Participating Preferred Shares, in the aggregate, may be converted into 95,200,050 ordinary shares, Cerberus is deemed to beneficially own 95,200,050 ordinary shares, or 43.6% of the ordinary shares deemed issued and outstanding as of June 30, 2007. In addition, because of the Amended and Restated Investors Agreement, Cerberus is deemed to beneficially own the 365,333 Convertible Cumulative Participating Preferred Shares, which may be converted into 54,799,950 ordinary shares, beneficially owned by Massachusetts Mutual Life Insurance Company.
          As of December 31, 2007, MassMutual Capital and Cerberus hold in the aggregate approximately 68.7% of our equity voting power, along with the right to designate two-thirds of the members of our Board.
Our Business
Segments
          We have three reportable segments: Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The life reinsurance operating segments have written reinsurance business that is wholly or partially retained in one or more of our reinsurance subsidiaries. As discussed above, we have changed our strategic focus and have executed agreements to sell our Life Reinsurance International Segment and our Wealth Management business. We have also stopped writing new business and have initiated a process to sell our Life Reinsurance North America Segment. The discussions below describe our business prior to our change in strategic focus, except where specifically highlighted.
          Life Reinsurance North America
          In our Life Reinsurance North America Segment, we have assumed risks associated with primary life insurance, annuities and annuity-type policies. We reinsure mortality, investment, persistency and expense risks of United States life insurance and reinsurance companies. Most of the reinsurance assumed is through automatic treaties, but in 2006 we also began assuming risks on a facultative basis. The Life Reinsurance North America Segment suspended bidding for new treaties on March 3, 2008. We have issued notices of cancellation for all open treaties and we expect all new business to cease over the remainder of 2008. The business we have written falls into two categories: Traditional Solutions and Financial Solutions, as detailed below.
          Traditional Solutions: We reinsure the mortality risk on life insurance policies written by primary insurers. The business is often referred to as traditional life reinsurance. We wrote our Traditional Solutions business predominantly on an automatic basis. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty with the ceding company.
          Financial Solutions: Financial Solutions include contracts under which we assumed the investment and persistency risks of existing, as well as newly written, blocks of business that improve the financial position of our clients by increasing their capital availability and statutory surplus. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase. This line of business includes acquired solutions products in which we provided our clients with exit strategies for discontinued lines, closed blocks, or lines not providing a good fit for a client’s growth strategies.
          Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed deferred annuities and equity indexed annuities.
          For these products, we wrote reinsurance generally in the form of yearly renewable term, coinsurance or modified coinsurance. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In a coinsurance or modified coinsurance arrangement, we generally share proportionately in all material risks inherent in the underlying policies, including mortality, lapses and investments. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance with respect to the ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.
          Life Reinsurance International
          Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term insurance. In 2005, the Life Reinsurance International Segment became involved in the reinsurance of United Kingdom and Ireland protection and annuity business. The U.K. represents 65% of the current Life Reinsurance International Segment in-force premium. We also maintain a branch office in Singapore and a representative office in Japan. Treaties with clients outside of the U.K., Ireland, and Asia are mostly in run-off, including our loss of license business.
          Effective January 1, 2007 we retroceded a block of treaties within our Middle Eastern business to Arab Insurance Group (“ARIG”). These treaties were subsequently novated directly to ARIG effective December 31, 2007 and the Life Reinsurance International Segment now only has residual exposure to Middle Eastern risks.
          In Asia, our historical target niche market was Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies. However, our kyosai business reduced significantly in 2006 due to our ratings issues.
          We recently entered into a definitive agreement with Pacific Life Insurance Company for the sale of our Life Reinsurance International Segment, at a sale price of $71.2 million, subject to certain downward adjustments. The agreement includes the sale of Scottish Re Limited, Scottish Re Holdings Limited, and all Life Reinsurance International Segment business written by SALIC, together with certain business retroceded within our Company, and the staff and physical assets that we have in Singapore and Japan. The transaction is subject to regulatory approvals and other customary closing conditions, both of which are expected to be achieved during the third quarter of 2008.

          Corporate and Other
          Income in our Corporate and Other Segment comprises investment income, including realized investment gains or losses, from invested assets not allocated to support reinsurance segment operations and undeployed proceeds from our capital raising efforts. General corporate expenses consist of unallocated overhead and executive costs and collateral finance facility expense. Additionally, the Corporate and Other Segment includes the results from our Wealth Management business, which we recently entered into a definitive agreement to sell, as described below.
          Our Wealth Management business consists of the issuance of variable life insurance policies and variable annuities and similar products to high net worth individuals and families. Premiums, net of expenses, paid by the policyholder with respect to our variable products are placed in a separate account for the benefit of the policyholder. We invest premiums in each separate account with one or more investment managers, some of whom the policyholder may recommend and all of whom are appointed by us in our sole discretion. The policyholder retains the benefits of favorable investment performance, as well as the risk of adverse investment results. Assets held in the separate accounts are not subject to the claims of our general creditors. We do not provide any investment management or advisory services directly to any individual variable life or variable annuity policyholder. Our revenues earned from these policies consist of fee income assessed against the assets in each separate account. Our variable products do not guarantee investment returns. We stopped actively marketing this business in 2005.
          On May 30, 2008, we entered into a definitive agreement with Northstar Financial Services Ltd. to sell our Wealth Management business. The sale includes the sale of three legal entities, The Scottish Annuity Company (Cayman) Ltd., Scottish Annuity & Life Insurance Company (Bermuda) Ltd., and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. The combined sale price for all three entities is $6.75 million, subject to certain sale price adjustments. The closing is subject to regulatory approval from the Bermuda Monetary Authority and the Cayman Islands Monetary Authority and other customary closing conditions. We expect to close this transaction in the third quarter of 2008.
          Additional information regarding the operations of the Company’s segments and geographic operations is contained in Note 16 “Business Segments” in the Notes to Consolidated Financial Statements.
Regulation XXX Reserves
Background
          Regulation XXX was implemented in the United States for various types of life insurance business beginning January 1, 2000. Regulation XXX significantly increased the level of reserves that United States life insurance and life reinsurance companies must hold on their statutory financial statements for various types of life insurance business, primarily certain level term life products. The reserve levels required under Regulation XXX increase over time and are normally in excess of reserves required under U.S. GAAP.
          In order to mitigate the effect of Regulation XXX, we retrocede Regulation XXX reserves to unaffiliated and affiliated unlicensed reinsurers. In our United States domiciled insurance subsidiaries, our statutory capital may be significantly reduced if the unaffiliated or affiliated reinsurers were unable to provide the required collateral to support our statutory reserve credit and we could not find an alternative source for collateral. We entered into a number of financing transactions in 2005, 2006 and 2007 to secure long-term funding for a large portion of our Regulation XXX collateral requirements.
Acquired ING Business
          Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the acquired business (excluding the business supported by other arrangements) for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided.
          In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral to fund Regulation XXX reserve requirements associated with specific blocks of business originally assumed as part of the acquisition of ING’s individual life reinsurance business. At December 31, 2007, $1.73 billion of collateral support was being provided by ING. These transactions extinguished ING’s obligation to provide collateral for Regulation XXX statutory reserve requirements on the business covered. These transactions replaced ING collateral and resulted in a refund from ING for fees incurred of $6.2 million in 2006 and $6.7 million in 2005.
          On March 31, 2008, the Company, SRUS, SRLB, Scottish Re (Dublin) Limited (“SRD”) and SALIC entered into a binding letter of intent (the “LOI”) with ING.
          Under the LOI, SLD consented to the recapture, in one or more transactions (each, a “Recapture”), of a pro-rata portion of the business that had been ceded by SRUS to Ballantyne Re (the “Recaptured Business”), an orphan special purpose vehicle incorporated under the laws of Ireland for the purpose of collateralizing the statutory reserve requirements of a portion of the business we originally acquired from SLD and SLDI at the end of 2004. The Recapture extended up to $375,0 million of letters of credit to provide financial statement credit (the “Letter of Credit”) for excess statutory reserves on the subject business. The Recapture is primarily designed to allow SRUS to continue to receive full credit for reinsurance for the business ceded to Ballantyne.
          On May 6, 2008, SRUS initiated the recapture. SLD recaptured the Recaptured Business from SRUS and then ceded it to SLDI, which then ceded it to SRLB. The last cession in the process was from SRLB to SRD.
          We will bear the costs of the Letters of Credit by paying to SLD a facility fee (the “LOC Fee”) based on the face amount of such Letters of Credit outstanding as of the end of the preceding calendar quarter. If certain conditions are not satisfied by December 31, 2008, the LOC Fee will be stepped up and we will pay a $10 million commitment fee for use of the facility.
          Under the LOI, the parties also agreed to promptly effect, following the completion of the Recapture, an assignment from SRUS to SLD, and the assumption by SLD, of all of SRUS’s rights and obligations solely with respect to the reinsurance agreement and reinsurance trust agreement previously entered into between SRUS and Ballantyne, with the effect that SLD will be substituted for SRUS as the ceding company under such reinsurance agreement and as the beneficiary under the related reinsurance trust account. On June 30, 2008, we executed a binding letter of intent with ING, Ambac Assurance UK Limited and Assured Guaranty UK Limited (the “Assignment Letter of Intent”) to effect this novation and assignment transaction. SLD will not assume any rights or obligations of SRUS, SALIC or us with regard to Ballantyne Re other than SRUS’s rights and obligations under the reinsurance agreement and the related reinsurance trust account and only to the extent those rights and obligations of SRUS arise on or after June 30, 2008.
          In addition, on June 30, 2008 we entered into a binding letter of intent with ING whereby ING consented to a further recapture of a portion of the Ballantyne Re business in order to address projected declines in asset values through June 30, 2008.
          We will bear the costs of any additional LOC fees which arise from either a recapture by us, prior to assignment, or a recapture by ING after an assignment.
          See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Assignment Letter of Intent.”
Collateral Facilities Supporting Regulation XXX Business
          On January 12, 2005, we completed an offering for a collateral facility called the Stingray Pass-Through Trust (“Stingray”) for an aggregate amount of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time. In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. Stingray may also provide collateral for SRUS for reinsurance obligations under inter-company reinsurance agreements. At December 31, 2007, $50.0 million was in use for this purpose. We drew down on the facility by issuing a funding agreement in the amount of $265.0 million during 2006, and

$10.0 million in the first quarter of 2007. On June 10, 2007, we returned the $275.0 million previously withdrawn. As at December 31, 2007, $275.0 million of the facility was un-utilized.
          On March 11, 2008, the $50.0 million used to provide collateral for SRUS was returned to the facility, leaving the full amount of Stingray, $325.0 million, un-utilized. On March 12, 2008, a $275.0 million funding agreement was put to Stingray and on April 14, 2008, an additional funding agreement of $50.0 million was put to Stingray thus fully utilizing the facility. Currently, there is no availability in Stingray to provide additional liquidity to SALIC or collateral to SRUS. Of the $325.0 million withdrawn from Stingray, $211.0 million was used as a capital contribution to SRUS for reserve strengthening earlier this year and the balance became available to us and our subsidiary SALIC to provide future liquidity as needed to our holding and operating companies.
          On February 11, 2005, we issued $850.0 million of 30-year maturity securities from our wholly-owned subsidiary, Orkney Holdings, LLC (“Orkney I”). Proceeds from this transaction fund Regulation XXX reserves associated with business written by SRUS between January 1, 2000 and December 31, 2003. The securities have recourse to Orkney I and not to any other Scottish Re entity.
          On December 21, 2005, we completed our second Regulation XXX collateral finance facility by issuing $450.0 million of 30-year maturity securities through Orkney Re II, a special purpose vehicle incorporated under the laws of Ireland. Proceeds from this transaction fund Regulation XXX reserves associated with business written by SRUS between January 1, 2004 and December 31, 2004. The securities have recourse to Orkney Re II and not to any Scottish Re entity.
          On December 22, 2005, we entered into a 20-year collateral finance facility with HSBC (“HSBC II”) that provided up to $934.0 million of collateral funding for a portion of the business acquired from ING and subject to Regulation XXX reserve requirements, which is provided in conjunction with an inter-company reinsurance agreement.
          On December 22, 2005, we entered into a long term reinsurance facility (“Reinsurance Facility”) with a third-party Bermuda-domiciled reinsurer that provides up to $1.0 billion of collateral support for a portion of the business acquired from ING and subject to Regulation XXX reserve requirements. The Bermuda reinsurer provides reserve credit in the form of letters of credit or assets in trust equal to the statutory reserves.
          On May 2, 2006, Ballantyne Re, a special purpose vehicle incorporated under the laws of Ireland, issued in a private offering $1.74 billion of debt to external investors which can be used to fund the Regulation XXX reserve requirements for a portion of the business acquired from ING.
          On June 25, 2007, Clearwater Re Limited (“Clearwater Re”) was incorporated under the laws of Bermuda and issued in a private offering $365.9 million of Floating Rate Variable Funding Notes due August 11, 2037 to external investors (the “Clearwater Re Notes”). Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2006 reinsured by SRUS. Investors committed to fund up to $555.0 million in order to meet the ongoing Regulation XXX collateral requirements on this block of business. Clearwater Re replaces the 2004 collateral finance facility with HSBC (“HSBC I”), which has been terminated. Prior to its termination, the HSBC I facility had provided $188.5 million of Regulation XXX reserve funding. Upon termination, this amount was repaid to HSBC in accordance with the termination provisions of the agreement. In addition, HSBC was paid an early termination fee of $2.2 million. Proceeds from the Clearwater Re Notes have been deposited into a reinsurance credit trust to collateralize the statutory reserve obligations of the defined block of policies noted above.
          On June 30, 2008 we executed forbearance agreements with the relevant counterparties to the HSBC II and Clearwater Re collateral finance facilities. HSBC’s obligation to provide additional funding during the forbearance period has been capped and future funding to the facility would terminate upon the occurrence of certain events, including events of default under the transaction documents, the termination of the Clearwater Re forbearance period, and failure to enter into definitive agreements with respect to the sale of our Life Reinsurance North America Segment. For Clearwater Re, as a result of the existing defaults, the counterparties have no further obligation to fund any future advances under the facility as of June 30, 2008.

Risk Management
Life Reinsurance
          We bear five principal classes of risk in our life reinsurance products:
•	mortality risk,

•	investment risk,

•	persistency risk,

•	expense risk, and

•	counter-party risk.
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
          In order to manage short term volatility in our earnings and diversify our mortality exposure, we limit our exposure on any given life.  As our block has grown, so has its ability to absorb larger claims on a single life.  We have thus increased our retention through time while keeping retention generally lower than our peers.
          Our initial Life Reinsurance North America Segment retention limit was set at $500,000 per life.  With the acquisition of ERC, we set a retention limit for that block of business at $1,000,000 per life effective January 1, 2004. On December 31, 2004 we closed the acquisition of the former individual life business of ING Re which had managed to a retention limit of up to $5,000,000 per life. Effective January 1, 2005 we established a retention limit on the acquired business of $2,000,000 per life, and we raised the retention limit for new issues to $1,000,000 per life. The retention limit for new issues was increased to $2,000,000 per life for 2007.
          In November 2007, we moved to a maximum corporate retention limit of $5,000,000 per life.  The increase in retention is consistent with our peers, who generally maintain much higher retention levels than we have in the past. Given the size of our in-force block of business, the incremental fluctuation in periodic claims associated with a $5,000,000 versus a $2,000,000 retention limit is insignificant. In addition, due to the relatively high cost of retrocessional coverage, our management deems that the higher retention level represents a better trade-off of periodic claims volatility and long-term profitability.
          Our initial Life Reinsurance International Segment life retention limit was set at $250,000 per life.  On January 1, 2005 we increased this to $1,000,000 per life for U.K., Irish, and U.S. residents and to $500,000 per life for all other countries.  These figures are based on local currency equivalents as at the time the retention limit was set and rounded to reasonable amounts.
          In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which, effective January 1, 2007, provides reinsurance for losses of $50.0 million in excess of $50.0 million.  This catastrophe cover includes protection for terrorism, nuclear, biological and chemical risks.  In May 2006, we entered into an agreement that provides $155.0 million of collateralized catastrophe protection with Tartan Capital Limited (“Tartan”).  The coverage is for the period from January 1, 2006 to December 31, 2008 and provides SALIC with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency.  This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2-year periods to a reference index value.  Since the amount of any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by SALIC and any of its affiliates resulting from the loss event.
          Our investments, which primarily consist of fixed income securities, are subject to fair value, credit, reinvestment and liquidity risk. Our invested assets are funded not only by capital but also by the proceeds of reinsurance transactions, some of which entail substantial deposits of funds or assets. The policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates. We use interest rate swaps and may use other hedging instruments as tools to mitigate these risks. We may also retrocede some risks to other reinsurers. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments” for more information regarding our investments
          Persistency risk is the risk that policyholders maintain their policies for either longer or shorter periods than expected. Persistency is affected by surrenders and policy lapses. Surrenders are the voluntary termination of a policy by the policyholder and lapses are the termination of the policy due to non-payment of the premium. Surrenders usually involve the return of the policy’s cash surrender value to the policyholder. The risk is that actual persistency is significantly different from the persistency we assumed in pricing. Persistency significantly higher than priced for can cause us to pay greater than expected death benefits in future years, adversely impacting our profitability. Persistency significantly lower than priced for can cause our deferred acquisition costs to be unrecoverable, possibly triggering loss recognition that would adversely impact our profitability. For policies with cash surrender benefits, surrenders significantly greater than expected will also cause increased liquidity risk. We address these risks through diversification and asset and liability management.
          Expense risk is the risk that actual expenses will be higher than those covered in pricing. The risk is that expenses per policy reinsured are higher as a result of a lower number of policies than anticipated, or that our operations are less efficient than anticipated. We address this risk through the use of automation and management of general expenses.
          Counterparty risk is the risk that retrocessionaires will be unable to pay claims as they become due. We limit and diversify our counterparty risk by spreading our retrocession over a pool comprised of highly rated retrocessionaires. Our underwriting guidelines provide that any retrocessionaire to whom we cede business must have a financial strength rating of at least “A-” or higher from A.M. Best or an equivalent rating by another major rating agency. However, even if a retrocessionaire does not pay a claim submitted by us, we are still responsible for paying that claim to the ceding company. We monitor the ratings of our retrocession partners as part of our risk management framework, highlighting any outstanding claims from retrocessionaires that have fallen below target ratings standards.
Competition and Ratings
          Competition in the life reinsurance industry is based on price, financial strength ratings, reputation, experience, relationships and service. Historically, we had considered Swiss Re, Reinsurance Group of America, Transamerica Reinsurance, Generali USA Life Re and Munich American Reassurance Company to be our primary competitors in the United States. In markets outside the United States, we had considered Swiss Re, Reinsurance Group of America, Hannover Re, Scor and XL Capital Ltd to be our primary competitors. In light of our current ratings and following our decision to pursue a new strategic focus, we are no longer competing for new business in the global life reinsurance markets.
          Insurance ratings are used by prospective purchasers of insurance policies, and by insurers and intermediaries, in assessing the financial strength and quality of insurers and reinsurers. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. While most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company’s control.
          An insurer’s financial condition and its financial strength ratings are based on an insurance company’s ability to pay policyholder obligations and are not directed toward the protection of investors. Our ability to raise capital for our business and the cost of this capital is influenced by our credit ratings. A security rating is not a recommendation to buy, sell or hold securities. It is subject to revision or withdrawal at any time by the assigning rating organization, and each rating should be evaluated independently of any other rating.
          As of June 30, 2008, our insurer financial strength ratings are listed in the table below for each rating agency that meets with our management on a regular basis:

			Moody’s	Standard
	A.M. Best	Fitch	Investors	&
	Company(1)	Ratings(2)	Service(3)	Poor’s(1)
Insurer Financial Strength Ratings:
Scottish Annuity and Life Insurance Company (Cayman) Ltd.	C+	CCC+	B3	B-
Scottish Re (U.S.), Inc	C+	CCC+	Ba3	B-
Scottish Re Limited	B-(2)	BB (4)	—	B-(4)
Scottish Re Life Corporation	C+	—	—	B-

Scottish Re Group Limited Credit Ratings:
Senior unsecured	cc	CCC	Caa1	CCC-
Preferred stock	d	C	Caa3	D

(1)	Negative
(2)	Evolving/Developing
(3)	Uncertain
(4)	Positive
          A.M. Best: “C+ (Marginal)” is tenth of sixteen rating levels. A.M. Best assigns a “C+ (Marginal)” rating to companies that have, in its opinion, a marginal ability to meet their ongoing obligations to policyholders. A.M. Best maintains a letter scale rating system ranging from “A++ (superior)” to “F (in liquidation).”
          Fitch: “CCC+ (Very Weak) is seventeenth of twenty-four rating levels. Fitch assigns a “CCC+ (Very Weak)” rating to companies when, in its opinion, there is a real possibility that ceased or interrupted payments could occur, with potential for average recovery. Fitch’s Insurer Financial Strength (“IFS”) ratings range from “AAA (exceptionally strong)” to “D (distressed).”
          Moody’s: “B3 (Poor)” is sixteenth of Moody’s Investors Service (“Moody’s”) twenty-five rating levels. Moody’s assigns a “B3 (Poor)” rating to companies that offer, in its opinion, poor financial security. Assurance of punctual payment of obligations over any long period of time is small. Moody’s long term insurance financial strength ratings range from “Aaa (exceptional)” to “C (lowest).”
          Standard & Poor’s: “B- (Weak)” is sixteenth of twenty-two rating levels. Standard & Poor’s assigns a “B- (Weak)” rating to companies that have, in its opinion, weak financial security characteristics. Adverse conditions will likely impair its ability to meet financial commitments. Standard & Poor’s insurer financial strength ratings range from “AAA (extremely strong)” to “R (under regulatory supervision).”
Employees
          As of June 30, 2008, we employed approximately 324 full time employees, none of whom are unionized. As we continue to execute on our new strategic focus, we will evaluate staffing levels in order to manage employee costs and resources consistent with our evolving needs and status. Despite the change in our strategic focus, we believe that relations with our employees are generally good.

Regulation
United States
General U.S. State Supervision
          Various state insurance departments enforce insurance and reinsurance regulation. The extent and nature of regulation varies from state to state. SRUS and SRLC both are Delaware-domiciled reinsurers operating in the United States. Orkney I is a special purpose financial captive insurance company formed under the laws of the State of Delaware.
Insurance Holding Company Regulation
          We and our subsidiaries, SRUS and SRLC, are subject to regulation under the insurance holding company system laws of Delaware. The insurance holding company system laws and regulations vary from state to state, but generally require insurers and reinsurers that are members of insurance holding company systems to register and file with state regulatory authorities certain reports, including information concerning their capital structure, ownership, financial condition and general business operations. Generally, all transactions between SRUS and SRLC and other members of our insurance holding company system must be fair and, if material or of a certain kind, require prior notice and approval or non-disapproval by the Delaware Insurance Commissioner. State insurance holding company system laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Orkney I is not subject to the Delaware insurance holding company law, but it is required to obtain the approval of the Delaware Insurance Commissioner before it may materially amend any agreements to which it is a party, enter into any new agreements or otherwise amend its business plan or pay dividends.
          State insurance holding company system laws also require prior notice and state insurance department approval of changes in control of an insurer or reinsurer or its direct or indirect holding company. The insurance laws of Delaware provide that no person, including a corporation or other legal entity, may acquire control of a domestic insurance or reinsurance company unless it has given notice to such company and obtained prior written approval of the Delaware Insurance Commissioner. Any purchaser of 10% or more of the outstanding voting securities of an insurance or reinsurance company or its direct or indirect holding company is presumed to have acquired control, unless this presumption is rebutted. In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance business in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of SRUS and SRLC or any of their U.S. insurance subsidiaries may require prior notification in the states that have adopted pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including transactions that some or all of our shareholders might consider to be desirable.
Regulatory Inquiries
          Insurance regulators in the jurisdictions where SRUS and SRLC are licensed or accredited have the authority to limit or restrict the licenses or accredited status of the companies in such jurisdictions. SRUS and SRLC are currently responding to inquiries from the Delaware Department of Insurance and the New York State Insurance Department concerning the financial condition of SRUS and the Company. We cannot predict the outcome of these or other discussions with regulators. The loss of our licensing or accredited reinsurer status in Delaware, New York or in another key jurisdiction would materially adversely affect our business. In addition, if the regulators in jurisdictions in which some of our insurance subsidiaries are domiciled believe our insurance subsidiaries are insolvent or otherwise in a hazardous condition, they could place them under regulatory supervision or formal delinquency proceedings, in which case the interests of our shareholders would be subordinated to those of ceding insurers. Such proceedings are designed primarily for the protection of our ceding company clients and not our shareholders. There can be no guarantee that shareholder value will be preserved during such proceedings. To the extent we deemed it necessary, bankruptcy filings by us and our subsidiaries would be complex and expensive. Moreover, we and our Cayman Islands domiciled subsidiaries would need to request the commencement of parallel “joint provisional liquidation” proceedings in Bermuda and the Cayman Islands in order to assure protection from creditors outside the United States. Coordination of these related proceedings would be difficult and cumbersome and might disrupt our business, as well as create additional concerns for our employees and policyholders.
          On December 6, 2006, SRUS entered into a Memorandum of Understanding with the Ohio Department of Insurance pursuant to which the Ohio regulator agreed to refrain from taking action at such time against SRUS, subject to certain conditions being met including the completion of the 2007 New Capital Transaction, for its alleged violation of an Ohio insurance regulation prohibiting certain levels of statutory losses as a percentage of surplus. As of the date of this report, the Memorandum of Understanding remains in place.
Dividend Restrictions
          State insurance holding company laws typically place limitations on the amounts of dividends or other distributions payable by insurers and reinsurers. Delaware provides that, unless the prior approval of the Delaware Insurance Commissioner has been obtained, dividends may be paid only from earned surplus and the maximum annual amount payable is limited to the greater of 10% of policyholder surplus at the end of the prior year or 100% of statutory net gain from operations (not including realized capital gains) for the prior year. SRUS and SRLC each had negative earned surplus and cannot pay any dividends or other shareholder distributions without the prior approval of the Delaware Insurance Commissioner.
          Orkney I may only pay dividends in accordance with restrictions and guidelines contained in its licensing order issued by the Delaware Insurance Commissioner. Any dividends Orkney I pays are subject to the lien of the indenture relating to the long-term debt of its parent entity, Orkney Holdings, LLC.
U.S. Reinsurance Regulation
          SRUS, SRLC and Orkney I are subject to insurance regulation and supervision that in many respects is similar to the regulation of licensed primary insurers. Generally, state regulatory authorities monitor compliance with, and periodically conduct examinations regarding, state mandated standards of solvency, licensing requirements, investment limitations, restrictions on the size of risks which may be reinsured, deposits of securities for the benefit of reinsureds’, methods of accounting, and reserves. However, in contrast with primary insurance policies, which are regulated as to rate, form, and content, the terms and conditions of reinsurance agreements generally are not subject to regulation by state insurance regulators.
          The ability of any primary insurer or ceding reinsurer to take credit for the reinsurance placed with reinsurers is a significant component of reinsurance regulation. Typically, a primary insurer will only enter into a reinsurance agreement if it can obtain credit on its statutory financial statements for the reinsurance ceded to the reinsurer. Credit is usually granted when the reinsurer is licensed, accredited, approved or authorized to write reinsurance in the state where the primary insurer is domiciled. In addition, states generally allow credit for reinsurance ceded to a reinsurer if the reinsurer is licensed in another jurisdiction and the primary insurer is provided with collateral in the form of letters of credit, trusts or funds withheld contracts to secure the reinsurer’s obligations. In the event that SRUS were to lose its licensing or accredited reinsurer status in any particular state(s) in the United States, SRUS, under its reinsurance contracts, may be required to provide collateral to its cedents domiciled or licensed in such state(s) in order to permit such ceding companies to continue to take statutory financial statement credit in such state(s) for their reinsurance with SRUS.
U.S. Reinsurance Regulation of Our Non-U.S. Reinsurance Subsidiaries
          Our non-U.S. reinsurance subsidiaries also assume reinsurance from primary U.S. insurers and reinsurers. In order for primary U.S. insurers and ceding reinsurers to obtain statutory financial statement credit for the reinsurance obligations ceded to our non-U.S. reinsurers, our non-U.S. reinsurance subsidiaries must satisfy reinsurance requirements. States generally allow credit for reinsurance ceded to unlicensed and unaccredited reinsurers if the ceding insurer or reinsurer is provided with collateral in the form of letters of credit, trusts or funds withheld contracts to secure the reinsurer’s obligations.

U.S. Insurance Regulation of Our Non-U.S. Insurance Subsidiaries
          Our non-U.S. insurance subsidiaries that sell Wealth Management products are not licensed to conduct insurance business in any jurisdiction in the United States. Therefore, they cannot utilize traditional life insurance marketing channels such as agents, nor can they use mail-order or other direct marketing channels to conduct business with persons in the United States or certain other jurisdictions. Accordingly, they primarily rely on referrals by financial advisors, investment managers, private bankers, attorneys and other intermediaries in the United States to generate Wealth Management business. None of these intermediaries represents us as agent or in any other capacity, nor receives any commissions or other remuneration from us for activities undertaken in the United States. In addition, policy issuance and servicing must occur outside of the United States.
Risk-Based Capital
          The Risk-Based Capital (RBC) for Insurers Model Act, or the Model Act, as it applies to insurers and reinsurers, was adopted by the NAIC in 1993. The main purpose of the Model Act is to provide a tool for insurance regulators to evaluate the capital of insurers relative to the risks assumed by them and determine whether there is a need for possible corrective action. U.S. insurers and reinsurers are required to report the results of their risk-based capital calculations as part of the statutory annual statements filed with state insurance regulatory authorities. The Model Act provides for four different levels of regulatory actions based on annual statements, each of which may be triggered if an insurer’s Total Adjusted Capital, as defined in the Model Act, is less than a corresponding level of risk-based capital, which we call RBC. See Note 20 “Statutory Requirements and Dividend Restriction” in the Notes to Consolidated Financial Statements.
          As of December 31, 2007, the risk-based capital of SRUS, SRLC and Orkney I exceeded minimum statutory RBC levels.
Bermuda
          Our subsidiaries, SALIC, Scottish Annuity & Life Insurance Company (Bermuda) Limited, Scottish Annuity & Life International Insurance Company (Bermuda) Ltd., Scottish Re International (Bermuda) Ltd., SRLB and Clearwater Re, are subject to regulation under the Bermuda Companies Act of 1981, as amended, and our Bermuda insurance subsidiaries are subject to regulation under the Bermuda Insurance Act of 1978, as amended, (which we refer to as the Bermuda Insurance Act), and the regulations promulgated thereunder. They are required, among other things, to meet and maintain certain standards of solvency, to file periodic reports in accordance with Bermuda statutory accounting rules, to produce annual audited financial statements and to maintain a minimum level of statutory capital and surplus. In general, the regulators of insurers in Bermuda rely on the assistance of the auditors, directors and principal representatives of the Bermuda insurer, each of which must certify that the insurer meets the solvency and capital requirements of the Bermuda Insurance Act.
          Under the Bermuda Insurance Act, a Bermuda insurance company carrying on long-term business (which includes the writing of annuity contracts and life insurance policies with respect to human life) must hold all receipts in respect of its long-term business and earnings thereon in a separate long-term business fund. Payments from such long-term business fund may not be made directly or indirectly for any purpose other than those of the insurer’s long-term business, except in so far as such payment is made out of surplus certified by the insurer’s approved actuary to be available for distribution other than to policyholders.
Ireland
          SRD is a reinsurance company incorporated under the laws of Ireland and subject to the regulation and supervision of the Irish Financial Services Regulatory Authority (the “Irish Financial Regulator”).
          The European Communities (Reinsurance) Regulations 2006 (the “Regulations”) came into effect on July 15, 2006 and Ireland thereby became the first EU Member State to implement Directive 2005/68/EC of the European Parliament and the Council of the European Commission dated November 16, 2005 (the “Reinsurance Directive”). The Regulations introduce a comprehensive framework for the authorization and supervision of reinsurance companies in Ireland for the first time.

          The Reinsurance Directive provides for a single passport system within the European Union for reinsurance companies similar to the regime that currently applies to direct insurers. The Reinsurance Directive provides that the authorization and supervision of an EU reinsurance company will be the responsibility of the EU Member State where the head office of the company is located (known as the “home state”). Once authorized in its home state, a reinsurance company, such as our Irish subsidiary SRD, will be automatically entitled to conduct reinsurance business in all EU Member States under the principles of freedom of establishment and freedom to provide services. The Reinsurance Directive provides that the financial supervision of a reinsurance company, including that of the business it carries on in other member states, either through branches or under the freedom to provide services, will be the sole responsibility of the home state.
          Pursuant to certain “grandfathering” provisions contained in the Regulations, SRD was authorized by the Irish Financial Regulator effective from July 15, 2006 to carry on the business of life reinsurance. This authorization is subject to capital contributions that SRD received from SALIC not being reduced below approximately $431.5 million and to SRD filing reinsurance returns in a form prescribed by the Irish Financial Regulator on a quarterly basis.
          SRD is obligated to establish adequate technical reserves to cover its reinsurance obligations and it must adopt a prudent person approach when determining the assets that will constitute such reserves. SRD will also be required to maintain a solvency margin consisting of assets that are “free of any foreseeable liabilities” less any intangible items. In the case of the reinsurance of certain classes of life assurance business (essentially life business with a significant investment component), the required solvency margin is calculated in accordance with the rules applicable to those classes of life assurance business as set out in Directive 2002/83/EC. As regards the reinsurance of all other classes of life assurance business (essentially “protection” business), the required solvency margin is determined as the higher of a premium basis or a claims basis calculation. “Mixed” business (i.e. reinsurance business that contains components of both investment and protection business) may be separated for the purpose of calculating the appropriate solvency margin.
          SRD is required to make annual returns to the Irish Financial Regulator on or before June 30 each year to include a number of prescribed items and to confirm its compliance with the requirements of the Regulations and the requirements of the Irish Financial Regulator relating to reinsurance undertakings. SRD is also required to have corporate governance structures and internal governance mechanisms in place that are commensurate with the standards prescribed by the Irish Financial Regulator on or before June 30, 2008. SRD is currently in compliance with these requirements.
United Kingdom
          Scottish Re Limited is a reinsurance company incorporated and registered in England and Wales and subject to regulation and supervision in the United Kingdom. On December 1, 2001, the United Kingdom’s Financial Services Authority (the “FSA”), assumed its full powers and responsibilities under the Financial Services and Markets Act 2000 (the “FSMA”). The FSA is now the single statutory regulator responsible for regulating deposit-taking, insurance (including reinsurance), investment and most other financial services business. It is a criminal offense for any person to carry on a regulated activity in the United Kingdom unless that person is authorized by the FSA or falls under an exemption. Scottish Re Limited is authorized to carry on long-term business and certain classes of general business with a requirement that it restricts its business to reinsurance.
          The FSA has adopted a risk-based approach to the supervision of insurance companies. Under this approach the FSA periodically performs a formal risk assessment of insurance and reinsurance companies or groups carrying on business in the United Kingdom. After each risk assessment, the FSA will inform the insurer/reinsurer of its views on the insurer’s/reinsurer’s risk profile. This will include details of any remedial action that the FSA requires and the likely consequences if this action is not taken. The FSA also supervises the management of insurance and reinsurance companies through the approved persons regime, by which any appointment of persons to perform certain specified “controlled functions” within a regulated entity, must be approved by the FSA.
          Under FSA rules, insurance and reinsurance companies are required to maintain a margin of solvency at all times, the calculation of which in any particular case depends on the type and amount of business a company writes. The method of calculation of the solvency margin is set out in the FSA rules and, for these purposes, a company’s assets and its liabilities are subject to specific valuation rules. Failure to maintain the required solvency margin is one of the grounds on which wide powers of intervention conferred upon the FSA may be exercised.
          In addition to the statutory solvency margin described above, insurance and reinsurance companies are required to carry out their own assessment (known as an Individual Capital Assessment) of the capital required to ensure that over a one year time horizon the value of its assets exceed the value of its liabilities with a 99.5% degree of confidence. The rules for valuing assets and liabilities for the purpose of the Individual Capital Assessment are generally less prescriptive than the valuation methodology applicable to the calculation of the statutory solvency margin. The Individual Capital Assessment must be updated annually and may be reviewed periodically by the FSA which may also issue Individual Capital Guidance, being the amount and quality of capital that the FSA considers a firm should hold taking into account its review of the Individual Capital Assessment and its risk assessment of the firm. Insurers and reinsurers are expected to hold capital in excess of the amount specified in the Individual Capital Assessment or Individual Capital Guidance, whichever is the greater. Failure to do so may result in the FSA taking regulatory action.
          The acquisition of “control” of any U.K. insurance or reinsurance company requires FSA approval. For these purposes, a party that “controls” a U.K. insurance or reinsurance company includes any company or individual that (together with its or his associates) directly or indirectly acquires 10% or more of the shares in a U.K. authorized insurance or reinsurance company or its parent company, or is entitled to exercise or control the exercise of 10% or more of the voting power in such authorized insurance or reinsurance company or its parent company. In considering whether to approve an application for approval, the FSA must be satisfied that both the acquirer is a fit and proper person to have such “control” and that the interests of consumers would not be threatened by such acquisition of “control”. Failure to make the relevant prior application could result in action being taken by the FSA against both the person who sought to acquire control and against the regulated company. The proposed acquisition of Scottish Re Holdings Limited by Pacific Life Insurance Company as described above will require FSA approval in accordance with these procedures. If FSA approval is not obtained by December 31, 2008, the transaction will not proceed and the Life Reinsurance International Segment operations will remain with us.
          The Reinsurance Directive has been implemented by the United Kingdom. Since the United Kingdom already operated a comprehensive system for approving, supervising and regulating reinsurance companies, the implementation of the directive is not expected to have any material direct impact on the operations of Scottish Re Limited.
          If a U.K. insurance or reinsurance company ceases to write new business it will be considered to be in “run-off” and will become subject to additional regulatory requirements under the FSA’s Rules. A run-off company is expected to apply to change its permission so that it is no longer authorized to write new insurance contracts. It must also file a detailed business plan known as a “scheme of operations” with the FSA within 28 days of the decision to enter run-off together with an explanation of how, or to what extent, liabilities to policyholders will be met in full.
Cayman Islands
          Our Cayman Islands subsidiaries, the Scottish Annuity Company (Cayman) Ltd. and SALIC, are subject to regulation as licensed insurance companies under Cayman Islands law. These subsidiaries hold unrestricted Class B insurance licenses under Cayman Islands Insurance Law and may therefore carry on an insurance business from the Cayman Islands, but may not engage in any Cayman Islands domestic insurance business.
Singapore
          SALIC has established a branch in Singapore (the “SALIC Singapore Branch”). The SALIC Singapore Branch was registered by the Monetary Authority of Singapore, or MAS, to carry on reinsurance of life business under section 8 of the Singapore Insurance Act on March 7, 2006. The activities of the SALIC Singapore Branch are supervised by MAS. Direct insurers and reinsurers (collectively, “insurers”) registered in Singapore are required to maintain fund solvency requirements and capital adequacy requirements prescribed by MAS under section 18 of the Insurance Act. In addition, insurers registered in Singapore are required to submit returns quarterly to the MAS and must also appoint a Principal Officer. The MAS also has powers to investigate and intervene in the affairs of insurers in Singapore. The acquisition of “control” of any insurer registered in Singapore will require MAS approval. The proposed acquisition of the Singapore operations in our Life Reinsurance International Segment by Pacific Life Insurance Company described in above will require, prior to closing of the portion of the transaction relating exclusively to our Singapore operations, MAS approval for the creation of a Singapore branch of Scottish Re Limited. If MAS approval of the new branch is not obtained by December 31, 2008, the sale of the Singapore operations will not proceed.
Additional Information
          Our Website address is www.scottishre.com. Forms 10-K, 10-Q, 8-K and all amendments to such reports are available free of charge on our Website. These reports are posted to the Website as soon as reasonably practical after they have been filed with the SEC. We will also provide electronic or paper copies of these reports on request. Information contained on our Website does not constitute part of our filed Form 10-K. As a result of being delisted from the New York Stock Exchange and deregistering from the Securities and Exchange Commission, going forward, we are not required to, nor do we intend to, make public filings or issue press releases as we have in the past.
Item 1A: RISK FACTORS
          Investing in our securities involves certain risks. Any of the following risks could materially adversely affect our business, results of operations or financial condition.
Risks Related to Our Business
Our available liquidity is currently insufficient to fund our needs beyond the near term and our failure to successfully execute on our current strategies could result in our running out of liquidity by the first quarter of 2009 or sooner.
          Since December 31, 2007, our available liquidity has diminished significantly (see “Management’s Discussion and Analysis of Financial Condition and Results of Operations-Liquidity and Capital Resources”) and we have fully drawn down all of our available external sources of liquidity. The declines in the fair value of invested assets that serve as collateral to support our business have increased our liquidity needs. We have initiated actions to address our liquidity needs, including terminating the writing of new business, selling our Life Reinsurance International Segment and our Wealth Management business, reducing our cost structure, negotiating forbearance from the relevant counterparties to our collateral finance facilities and, ultimately, pursuing a sale of our Life Reinsurance North America Segment. Our inability to successfully execute one or more of these strategies could result in our running out of liquidity by the first quarter of 2009, and potentially sooner, depending upon the extent of continuing declines in the fair value of our invested assets, our inability to obtain future forbearance from the relevant counterparties to HSBC II and Clearwater Re and our ability to raise additional capital to support our corporate financial obligations. No assurances can be given that we will be successful in executing any or all of our strategies. In light of these circumstances, the audit opinion issued by Ernst & Young, our independent accountants, for the year ended December 31, 2007 includes an explanatory paragraph for a “going concern” uncertainty. See Note 2 “Summary of Significant Accounting Policies - Basis of Presentation - Going Concern” in the Notes to Consolidated Financial Statements.
If we fail to successfully execute our current strategies, we will be required to raise new sources of equity or debt capital, which sources may not be available, or if available, will likely be on significantly less advantageous terms than our historical sources.
          As described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity”, our liquidity has decreased significantly since December 31, 2007. If we were required to raise additional capital to meet such liquidity needs, our ability to raise such capital will be significantly constrained because of our (1) current financial condition and (2) delisting from the New York Stock Exchange and the deregistration of our securities under the federal securities laws. Even if we were able to raise such capital, it would be on terms significantly less advantageous than our historical sources of funding.

Our statutory capital position and our ability to continue to take reserve credit for the reinsurance ceded to Ballantyne Re and Orkney Re II has been significantly reduced as a result of fair value declines in our sub-prime and Alt-A securities.
          The capital raised by Ballantyne Re and Orkney Re II was invested by third-party investment managers pursuant to investment guidelines established at the time of formation of each entity. As of December 31, 2007, amortized cost of $1,326.1 million, or approximately 54.1%, of Ballantyne Re’s assets are invested in sub-prime and Alt-A securities. As of December 31, 2007, amortized cost of $348.7 million, or approximately 59.3%, of Orkney Re II’s assets are invested in sub-prime and Alt-A securities. As a result of significant declines in fair values of these securities in the second half of 2007, the fair value of assets held within the various trust accounts supporting SRUS’s statutory reserve credit have declined substantially. In addition, the fair value of these assets has continued to decline in 2008. Moreover, if the fair value of surplus assets held by Ballantyne Re and/or Orkney Re II declines further, each entity may be in default to its investors. In the event of such a default, no additional funding would be available from the applicable facility for the projected reserve growth associated with the business ceded to it. We could be adversely impacted to the extent that the fair value of assets falls below statutory reserve levels or there is a default within one or both of these structures.
          On March 31, 2008, we entered into a LOI with ING which allowed us to recapture up to $375.0 million of excess statutory reserves from Ballantyne Re and required ING to post letters of credit to support the related statutory reserves. On May 6, 2008, we completed this transaction and recaptured approximately 30% of the business in Ballantyne Re, effective as of March 31, 2008. This business was in turn recaptured by ING and ultimately ceded to SRD, utilizing the entire amount of the $375.0 million of letters of credit made available to us by ING.
          On June 30, 2008, we amended our existing binding LOI with ING and we entered into the separate binding Assignment Letter of Intent. The two agreements allow us to permanently assign the Ballantyne Re reinsurance agreement to ING, or in the alternative, to recapture a portion of the Ballantyne Re business prior to completion of the assignment, if we deem it necessary to do so, in order to allow SRUS to obtain statutory reserve credit. We will bear the costs of any additional LOC fees which arise from either a recapture by us prior to the assignment or a recapture by ING after the assignment and the higher LOC fees will adversely impact our liquidity position. Although we believe we have permanently resolved any reserve credit exposure that SRUS has with respect to Ballantyne Re, we still need to execute final agreements pursuant to the Assignment Letter of Intent. No assurances can be given that we will be successful in completing the assignment. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recapture and Assignment Agreements with Counterparties.”
          On May 9, 2008, we executed amendments to certain transaction documents for Orkney Re II to give us flexibility in dealing with additional near and long term estimated fair value declines in the sub-prime and Alt-A securities held by Orkney Re II. The amendments eliminate certain priority of payment limitations and provide us with the ability to efficiently and economically recapture business from Orkney Re II. To the extent that we continue to experience fair value declines in the sub-prime and Alt-A assets, we may need to recapture a pro-rata portion of the underlying business in Orkney Re II and find alternative collateral support for the recaptured business. No assurances can be given that we will be successful in securing alternative collateral support.
Our inability to comply with the terms of our forbearance agreements, or renew or replace the forbearance agreements prior to December 15, 2008 could result in us having to seek bankruptcy protection.
          On June 30, 2008, we executed forbearance agreements with the relevant counterparties to the Clearwater Re and HSBC II collateral finance facilities. The relevant counterparties have agreed to forbear taking action until December 15, 2008. In order to achieve forbearance, we agreed to both economic and non-economic terms, which have led to additional constraints on our available liquidity. We believe the forbearance agreements give us adequate time to execute our revised strategic focus and seek out, if necessary, potential alternative collateral support to each of these facilities. To the extent we are unsuccessful (1) in complying with the terms of the forbearance agreements during the forbearance period, (2) executing our revised strategic focus or (3) finding alternative collateral support for each facility, prior to the end of the forbearance periods, we will be in default of the forbearance agreements and may need to consider seeking bankruptcy protection. No assurances can be given that we will succeed in executing on our revised strategic focus, finding alternative collateral support for the facilities, or obtaining additional forbearance from the relevant counterparties. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Forbearance Agreements with Counterparties.”
Our inability to successfully sell our Life Reinsurance North America Segment in a timely manner could result in us having to seek bankruptcy protection.
          As originally disclosed on February 22, 2008, we announced our plan to develop, through strategic alliances or other means, opportunities to maximize the value of our core competitive capabilities within the Life Reinsurance North America Segment, including mortality assessment and treaty administration. Shortly after this announcement, we received a number of inquiries and expressions of interest to acquire our Life Reinsurance North America Segment and concluded that a sale may provide the best method for preserving capital and liquidity and maximizing shareholder value.
          If we are not successful in reaching a definitive agreement for the sale of our Life Insurance North America Segment by December 15, 2008 we will continue to follow a run-off strategy and will need to (1) obtain additional forbearance from the relevant counterparties to Clearwater Re and HSBC II; (2) find alternative collateral support for Clearwater Re and HSBC II or (3) raise additional capital. If we fail to successfully execute on these actions, our insurance operating subsidiaries may become insolvent and we many need to seek bankruptcy protection. No assurances can be given that we will be successful in executing any or all of these actions.
Additional adverse impact from our annual asset adequacy analysis could materially impact our business.
          We are required to conduct an annual asset adequacy analysis under U.S. Statutory Accounting Rules. As of December 31, 2007, formula reserves at SRUS were strengthened by $208 million which had a material adverse impact to our liquidity position. The primary factors driving the reserve strengthening were a decrease in the interest rate environment, higher allocated maintenance expenses, lower than expected cash flows from the annuity business and revised lapse assumptions for the life insurance business. There can be no assurances that these, or other factors, will not require us to further strengthen reserves at SRUS or any other of our operating subsidiaries in the future.
Our inability to successfully close the sales of our Life Reinsurance International Segment and Wealth Management business could materially impact our business.
          We have assumed, for purposes of our liquidity forecast, that we will close the sales of our Life Reinsurance International Segment and Wealth Management business in the third quarter of 2008. To the extent we do not complete the closing of these transactions in a timely manner and realize the forecasted sales proceeds, our liquidity position will be negatively impacted.
Our inability to attract and retain qualified executives and employees or the loss of any of these personnel could negatively impact our business.
          Our success substantially depends upon our ability to attract and retain qualified executives and upon the ability of our senior management and other key employees to implement our business strategy. We believe there are only a limited number of available qualified executives in the business lines in which we compete. We rely substantially upon the services of George Zippel, our President and Chief Executive Officer; Terry Eleftheriou, our Chief Financial Officer; Chris Shanahan, the interim Chief Executive Officer of our Life Reinsurance North America Segment; David Howell, the Chief Executive Officer of our Life Reinsurance International Segment; Paul Goldean, our Chief Administration Officer; Michael Baumstein, our Chief Investment Officer; Dan Roth, our Chief Restructuring Officer; and Meredith Ratajczak, the Chief Actuary and Interim Chief Financial Officer of our Life Reinsurance North America Segment. Each of the foregoing members of senior management has an employment agreement. The loss of the services of members of our senior management team, including as a result of the expiration of an employment agreement pursuant to its terms, or our inability to hire and retain other talented personnel from the very limited pool of qualified insurance professionals, could delay or prevent us from fully implementing our business strategy which could negatively impact our business.

          In addition to the officers listed above, we require key staff with reinsurance, investment, accounting and administrative skills. Given our current business situation, it may be difficult for us to retain and replace key staff. Accordingly, we have implemented a number of programs to retain key executives and staff. No assurances can be given that any one or a combination of these programs will be successful to retain key employees necessary to implement our plans. See Item 11—“Executive Compensation.”
Our ability to pay dividends depends on our subsidiaries’ ability to distribute funds to us.
          We are a holding company, with our principal assets consisting of the stock of our insurance company subsidiaries. Our ability to pay dividends on our ordinary shares and our non-cumulative perpetual preferred shares, and to pay debt service on any of our indebtedness, depends significantly on the ability of our insurance company subsidiaries, our principal sources of cash flow, to declare and distribute dividends or to advance money to us in the form of inter-company loans or service fees. Our insurance company subsidiaries are subject to various state and foreign government statutory and regulatory restrictions applicable to insurance companies generally that limit the amount of dividends, loans and advances and other payments to affiliates. If insurance regulators at any time determine that payment of a dividend or any other payment to an affiliate would be detrimental to an insurance subsidiary’s policyholders or creditors, because of the financial condition of the insurance subsidiary or otherwise, the regulators may block dividends or other payments to affiliates that would otherwise be permitted without prior approval.
          We have also agreed in a forbearance agreement with HSBC that forbearance will terminate if we declare any cash dividends, return any capital, or make a capital distribution or other payment. We agreed to a similar covenant with the counterparties in the Clearwater Re collateral finance facility. In addition, pursuant to the terms of the Securities Purchase Agreement (“SPA”) we entered into with the Investors in connection with the 2007 New Capital Transaction, we have agreed not to declare any dividends, other than on currently outstanding preferred securities.
          On April 14, 2008, we announced that pursuant to the Certificate of Designations for our non-cumulative perpetual preferred shares (the “Perpetual Preferred Shares”) we may be precluded from declaring and paying dividends on the October 15, 2008 dividend payment date because we may not meet certain financial tests under the terms of the Perpetual Preferred Shares required for us to pay such dividends. In addition, we also announced that, given our current financial condition, our Board of Directors in its discretion had decided not to declare a dividend for the April 15, 2008 dividend payment date. Furthermore, on July 3, 2008, the Board determined that in light of our financial condition and in accordance with the terms of our forbearance agreements with the relevant counterparties to the Clearwater Re and HSBC II collateral finance facilities, we would suspend the cash dividend for the July 15, 2008 payment date.
Our investment portfolio has significant exposure to sub-prime and Alt-A securities; in recent periods, we have suffered substantial realized and unrealized investment losses related to this exposure, which has adversely affected our financial condition, and we could suffer additional losses in future periods.
          Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions. We have exposure to the sub-prime market as a result of securities held in our investment portfolio, as described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Structured Securities Backed by Sub-prime and Alt-A Residential Mortgage Loans.” Due to these recent developments, especially in the sub-prime sector, we have suffered significant realized losses of $780.3 million during the fourth quarter of 2007 and estimate additional losses of $751.7 million for the period ended March 31, 2008; as the market for these securities continues to be highly volatile and illiquid, there is a risk that these investment values may further decline, which may adversely affect our financial condition. In addition, while we have designed our investment policy with the objective of meeting our reinsurance obligations while increasing value to our shareholders, if we are not successful in implementing our investment policy, or if the policy does not address all of the risks relating to our investments, our financial condition may be materially adversely affected.

We face the risk of continued declines in the estimated fair values of our invested assets which could adversely affect our earnings, liquidity position and financial condition.
          Decreases in the estimated fair value of our investments in portfolios providing reserve credit to SRUS can result in a reserve credit shortfall that can adversely impact SRUS’s solvency such that the shortfalls may need to be satisfied by either drawing on our limited liquidity, raising new capital, or completing additional financing facilities.
          Our invested assets are subject to:
•	market risk, which is the risk that our invested assets will decrease in value due to a change in the yields realized on our assets and prevailing market yields for similar assets, including changes in credit spreads, or an unfavorable change in the liquidity of the investment. Estimated fair value decreases for trust assets used to obtain reserve credit may result in loss of reinsurance reserve credit to the extent the estimated fair value of assets is less than the statutory reserves;

•	credit risk, which is the risk that our invested assets will decrease in value due to a deterioration in the creditworthiness, downgrade in the credit rating, or default of the issuer of the investment;

•	reinvestment risk, which is the risk that interest rates will decline and funds reinvested will earn less interest than expected; and

•	liquidity risk, which is the risk that investments must be liquidated at an undesirable time to satisfy liability cash outflows due to a mismatch of the timing of asset and liability cash flows.
          Our invested assets have significant exposure to market and credit risk, particularly in portfolios invested in sub-prime and Alt-A securities as detailed under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Structured Securities Backed by Sub-prime and Alt-A Residential Mortgage Loans.”
          Our investment portfolio includes mortgage-backed securities (“MBS”), and collateralized mortgage obligations (“CMO”), which are exposed to reinvestment risk. As of December 31, 2007, MBSs and CMOs constituted approximately 19.3% of our invested assets. As with other fixed income investments, the fair value of these securities will fluctuate depending on market and other general economic conditions and the interest rate environment. Changes in interest rates can expose us to prepayment risks on these investments. In periods of declining interest rates, mortgage prepayments generally increase and MBSs and CMOs are prepaid more quickly, requiring us to reinvest the proceeds at the then current-market rates.
          General economic conditions affect the markets for interest-rate-sensitive securities, including the level and volatility of interest rates and the extent and timing of investor participation in such markets. Unexpected changes in general economic conditions could create volatility or illiquidity in these markets in which we hold positions and harm our investment return.
          We may enter into foreign currency, interest rate and credit derivatives and other hedging transactions in an effort to manage investment risks. Structuring these derivatives and hedges so as to effectively manage these risks is an inherently uncertain process. If our calculations are incorrect, or if we do not properly structure our derivatives or hedges, we may have unexpected losses and our assets may not be adequate to meet our needed reserves, which could adversely affect our business, earnings and financial condition.
In certain reinsurance contracts and in our collateral finance facilities we do not maintain control of the invested assets, which may limit our ability to control investment risks on these assets and may expose us to credit risk of the ceding company.
          As part of our business we enter into reinsurance agreements on a modified coinsurance and funds withheld coinsurance basis. In these transactions, the ceding insurance company retains the assets supporting the ceded business and manages them for our account. As of December 31, 2007, $1.65 billion of assets were held by ceding companies at fair value to support the statutory reserves of $1.60 billion required by the structures under such agreements recorded under “funds withheld at interest” on our consolidated balance sheet. Although the ceding company must adhere to general standards agreed to by us for the management of these assets, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company. Accordingly, we may be at risk if the ceding company selects investments that deviate from our agreed standards or if the ceding company performs poorly in the purchase, sale and management of those assets. In addition, these assets are not segregated from the ceding company’s other assets, and we may not be able to recover all of these assets in the event of the insolvency of the ceding insurer. In certain other reinsurance arrangements, we may place assets in a trust in order to provide the ceding company with credit for reinsurance on its financial statements. Although we generally have the right to direct the investment of assets in these trusts, in the event of the insolvency of the ceding company, its receiver may attempt to take control of those assets. As at December 31, 2007 and 2006, $44.4 million and $39.9 million, respectively, of assets were placed in the aforementioned trusts.
          The funds held by each of our three securitizations, Orkney I, Orkney Re II and Ballantyne Re are managed by third-party investment managers pursuant to investment guidelines established at the formation of each entity. We are not able to revise such investment guidelines without the consent of the financial guarantors involved in each transaction. The investment guidelines for Orkney Re II and Ballantyne Re have been amended to provide flexibility to address the needs of the current portfolio and to reduce the forced sale of securities. We have also received waivers from the appropriate financial guarantors to hold certain securities that are no longer compliant with the initial investment guidelines. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Financial Condition—Investments.”
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
          In addition, we are dependent on the original underwriting decisions made by, and information provided to us by, ceding companies. For example, we incurred a charge to net income of $10.4 million in the third quarter of

2003 when we discovered that one of our ceding insurers had under reported death claims to us over a three-year period. This example continues as the largest to date. We are also subject to the risk that the ceding clients may not have adequately evaluated the risks to be reinsured and that the premiums ceded may not adequately compensate us for the risks we assumed. To the extent actual claims exceed our underlying assumptions, we will be required to increase our liabilities, which will reduce our profits in the period in which we identify the deficiency.
          Reserves are estimates based on actuarial and statistical projections, at a given point in time, of what we ultimately expect to pay out on claims and benefits, based on facts and circumstances then known, predictions of future events, estimates of future trends in mortality, morbidity and other variable factors such as persistency and interest rates. Because of the many assumptions and estimates involved in establishing reserves, the reserving process is inherently uncertain.
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
          We and certain of our current and former officers and directors have been named defendants in federal securities class action lawsuits, which lawsuits subsequently were consolidated. The plaintiffs in this lawsuit may make additional claims, expand existing claims and/or expand the time periods covered by the consolidated complaint, and other plaintiffs may bring additional actions with other claims. We expect to incur significant defense costs regardless of the outcome of this lawsuit. If we do not prevail in any such actions, we could be required to pay substantial damages or settlement costs, part or all of which may not be covered by insurance. This lawsuit and any similar lawsuit in the future may result in a diversion of our management’s time and attention and the incurrence of increased litigation costs.
The adjustment of the conversion ratio of the Convertible Cumulative Participating Preferred Shares as a result of a successful indemnification claim by the Investors could significantly dilute the interests of our existing ordinary shareholders.
          As of December 31, 2007, we had 68,383,370 ordinary shares outstanding and there were obligations to issue 8,686,844 ordinary shares upon the exercise of outstanding options, 2,650,000 ordinary shares upon the exercise of warrants and 150,000,000 ordinary shares for the conversion of the Convertible Cumulative Participating Perpetual Preferred shares. Pursuant to the SPA, we made certain representations and warranties, the breach of which could result in the Investors asserting a claim against us for indemnification of losses (including diminution in value), if any, they may have incurred as a result of the breach. The SPA provides that any indemnification claim would be satisfied by adjusting the conversion amount at which the Convertible Cumulative Participating Preferred Shares issued to the Investors are convertible into our ordinary shares, further diluting our existing shareholders. As noted in our Form 8-K filing of November 19, 2007, the Investors have provided us notice of their intent to seek indemnification based on an overstatement of statutory surplus in SRD of approximately $70.6 million and an understatement of statutory surplus in SRUS of approximately $14.5 million. Although we have received an initial notice from the Investors of a potential indemnification claim, we have received no further notice regarding the Investors intent to pursue the claim. To the extent the Investors do pursue this claim, we cannot determine the amount of indemnifiable losses, if any, or the potential defenses or other limitations on indemnification that might be available to us, or the amount of dilution our existing shareholders will experience.
The Investors are our majority shareholders and their interests may differ from our interests and those of our other security holders.
          As of June 30, 2008, the Investors hold securities representing approximately 68.7% of the voting power of all of our shareholders, and the right to designate two-thirds of the members of our Board. In addition, for so long as Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman)

L.P. and 55th Street Partners II (Cayman) L.P. (collectively, the “Cypress Entities”) in the aggregate beneficially own at least 2.5% of our outstanding voting shares on a fully diluted basis, the Cypress Entities will be entitled to designate at least one individual for election to the Board. As a result of the Investors’ ownership position, they will have the ability to significantly influence matters requiring shareholder approval, including without limitation, the election and removal of directors, and mergers, acquisitions, changes of control of our company and sales of all or substantially all of our assets. The interests of a holder of our securities may conflict with the interests of the Investors, and the price of our ordinary shares or other securities could be adversely affected by this influence.
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
          We believe our reinsurance programs are sufficient to reasonably limit our net losses for individual life claims relating to potential future natural disasters and terrorist attacks. However, the consequences of any such natural disasters, terrorist attacks, armed conflicts, epidemics and pandemics are unpredictable, and we may not be able to foresee events that could have an adverse effect on our business.
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
          Our insurance and reinsurance subsidiaries are subject to government regulation in each of the jurisdictions in which they are licensed or authorized to do business. Governmental agencies have broad administrative power to regulate many aspects of the insurance business, which may include trade and claim practices, accounting methods, premium rates, marketing practices, advertising, acceptability of collateral for purposes of taking credit for reinsurance, policy forms, affiliate transactions, changes of control and capital adequacy. These agencies are concerned primarily with the protection of policyholders rather than shareholders. Moreover, insurance laws and regulations, among other things:
•	establish solvency requirements, including minimum reserves and capital and surplus requirements;

•	limit the amount of dividends, tax distributions, inter-company loans and other payments our insurance subsidiaries can make without prior regulatory approval;

•	impose restrictions on the amount and type of investments we may hold; and

•	require assessments to pay claims of insolvent insurance companies.
          Insurance regulators in the jurisdictions where SRUS and SRLC are licensed or accredited have the authority to limit or restrict the licenses or accredited status of the companies in such jurisdictions. SRUS and SRLC are currently responding to inquiries from the Delaware Department of Insurance and the New York State Insurance Department concerning the financial condition of SRUS and the Company. We cannot predict the outcome of these or other discussions with regulators. The loss of our licensing or accredited reinsurer status in Delaware, New York or in another key jurisdiction would materially adversely affect our business.
          The NAIC continuously examines existing laws and regulations. We cannot predict the effect that any NAIC recommendations or proposed or future legislation or rule making in the United States or elsewhere may have on our financial condition or operations.
          If we were to become subject to the laws of a new jurisdiction where we are not presently admitted, we may not be in compliance with the laws of the new jurisdiction. Any failure to comply with applicable laws could result in the imposition of significant restrictions on our ability to do business, and could also result in fines and other sanctions, any or all of which could harm our financial results and operations.

Our ordinary shares are subject to voting and transfer limitations.
          Under our articles of association, our Board (or its designee) is required, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, to decline to register any transfer of ordinary shares if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares (other than the Investors or any person who, indirectly through or by attribution from the Investors is treated as controlling the Convertible Cumulative Participating Preferred Shares or any ordinary shares into which the Convertible Cumulative Participating Preferred Shares are convertible (each, an “Attributed Investor”)). With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, if our directors have any reason to believe that such transfer would result in a person (or any group of which such person is a member) beneficially owning, directly or indirectly, 10% or more of any class of our shares (other than the Investors or an Attributed Investor), the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. Similar restrictions apply to issuances and repurchases of ordinary shares by us. Our directors (or their designee) also may, in their absolute discretion, decline to register the transfer of any ordinary shares, except for transfers of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, if they have reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction or if they have reason to believe that registration of such transfer under the Securities Act of 1933, as amended ( the “Securities Act”), under any state “blue sky” or other U.S. securities laws or under the laws of any other jurisdiction is required and such registration has not been duly effected. With respect to a transfer of ordinary shares executed on any recognized securities exchange or inter-dealer quotation system, if our directors have any reason to believe that such transfer may expose us, our subsidiaries or shareholders or any person insured or reinsured or proposing to be insured or reinsured by us or any of our subsidiaries to adverse tax or regulatory treatment in any jurisdiction, the directors may demand that such person surrender the ordinary shares to an agent designated by the directors, who will sell the ordinary shares on any recognized securities exchange or inter-dealer quotation system. After applying the proceeds of the sale toward reimbursing the transferee for the price paid for the ordinary shares, the agent will pay the remaining proceeds to certain charitable organizations designated by the directors. The proceeds of such sale may be used to reimburse the agent for its duties. A transferor of ordinary shares will be deemed to own such shares for dividend, voting and reporting purposes until a transfer of such ordinary shares has been registered on our register of members. We are authorized to request information from any holder or prospective acquirer of ordinary shares as necessary to effect registration of any such transaction, and may decline to register any such transaction if complete and accurate information is not received as requested.
          In addition, our articles of association generally provide that any person (or any group of which such person is a member) other than the Investors or an Attributed Investor, holding directly, or by attribution, or otherwise beneficially owning our voting shares carrying 10% or more of the total voting rights attached to all of our outstanding voting shares, will have the voting rights attached to its voting shares reduced so that it may not exercise more than approximately 9.9% of such total voting rights. Because of the attribution provisions of the Internal Revenue Code of 1986, as amended (the “Code”), and the rules of the Securities and Exchange Commission, or the SEC, regarding determination of beneficial ownership, this requirement may have the effect of reducing the voting rights of a shareholder whether or not such shareholder directly holds of record 10% or more of our voting shares. Further, our Board (or its designee) has the authority to request from any shareholder certain information for the purpose of determining whether such shareholder’s voting rights are to be reduced. Failure to respond to such a notice, or submitting incomplete or inaccurate information, gives our Board (or its designee) discretion to disregard all votes attached to such shareholder’s ordinary shares.
Our articles of association make it difficult to replace directors and to effect a change in control.
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

While these provisions are designed to encourage persons seeking to acquire control to negotiate with our Board, they could have the effect of discouraging a prospective purchaser from making a tender offer or otherwise attempting to obtain control and may prevent a shareholder from receiving the benefit from any premium over the market price of our ordinary shares offered by a bidder in a potential takeover.
          Examples of provisions in our articles of association that could have such an effect include:
•	election of our directors is staggered, meaning that the members of only one of three classes of our directors are elected each year;

•	the total voting power of any shareholder owning 10% or more of the total voting rights attached to our ordinary shares will be reduced to approximately 9.9% of the total voting rights of our ordinary shares;

•	our directors must decline to register the transfer of ordinary shares on our share register that would result in a person owning 10% or more of any class of our shares and may decline certain transfers that they believe may have adverse tax or regulatory consequences;

•	shareholders do not have the right to act by written consent; and

•	our directors have the ability to change the size of the Board.
          Even in the absence of an attempt to effect a change in management or a takeover attempt, these provisions may adversely affect the prevailing market price of our ordinary shares if they are viewed as discouraging changes in management and takeover attempts in the future.
          The Investors hold in the aggregate approximately 68.7% of our equity voting power, along with the right to designate two-thirds of the members of the Board. In addition, for so long as the Cypress Entities beneficially own at least 2.5% of the outstanding ordinary shares, the Cypress Entities will be entitled to nominate one individual for election to the Board. The Investors’ share ownership and ability to nominate a majority of persons for election to the Board would provide the Investors with significant control over change in control transactions.
Applicable insurance laws make it difficult to effect a change in control.
          Under applicable Delaware insurance laws and regulations, no person may acquire control of us, SRUS or SRLC, our Delaware insurance subsidiaries, unless that person has filed a statement containing specified information with the Delaware Insurance Commissioner and approval for such acquisition is obtained. Under applicable laws and regulations, any person acquiring, directly by stock ownership or indirectly (by revocable proxy or otherwise), 10% or more of the voting stock of any other person is presumed to have acquired control of such person, and a person who beneficially acquires 10% or more of our ordinary shares without obtaining the approval of the Delaware Insurance Commissioner would be in violation of Delaware’s insurance holding company act and would be subject to injunctive action requiring disposition or seizure of the shares and prohibiting the voting of such shares, as well as other action determined by the Delaware Insurance Commissioner. In addition, because of our ownership of Orkney I, our Delaware special purpose reinsurance captive, any person acquiring control of Orkney I, directly or indirectly through acquiring control of us, would be required to obtain approvals from the Delaware Insurance Commission.
          In addition, many state insurance laws require prior notification to the state insurance department of a change in control of a non-domiciliary insurance company licensed to transact insurance in that state. While these pre-notification statutes do not authorize the state insurance departments to disapprove the change in control, they authorize regulatory action in the affected state if particular conditions exist such as undue market concentration. Any future transactions that would constitute a change in control of us, SRUS or SRLC may require prior notification in the states that have pre-acquisition notification laws. These prior notice and prior approval laws may discourage potential acquisition proposals and may delay, deter or prevent a change of control of us, including transactions that some or all of our shareholders might consider to be desirable.

          Any change in control of Scottish Re Limited would need the approval of the U.K. FSA, which is the body responsible for the regulation and supervision of the U.K. insurance and reinsurance industry. The proposed acquisition of Scottish Re Holdings Limited by Pacific Life Insurance Company will require FSA approval in accordance with their procedures.
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
          We cede some of the business that we reinsure to other reinsurance companies, known as retrocessionaires. We assumed the risk that the retrocessionaire will be unable to pay amounts due to us because of its own financial difficulties. The failure of our retrocessionaires to pay amounts due to us will not absolve us of our responsibility to pay ceding companies for risks that we reinsure. Failure of retrocessionaires to pay us could materially harm our business, results of operations and financial condition.
The declines in our ratings have increased our cost of capital and forced us to cease pursuing new business.
          Ratings are an important factor in attracting new life reinsurance business. Rating organizations periodically review the financial performance and condition of insurers, including our insurance subsidiaries. Rating organizations assign ratings based upon several factors. Although most of the factors considered relate to the rated company, some of the factors take into account general economic conditions and circumstances outside the rated company’s control. The objective of rating organizations is to provide an opinion of an insurer’s financial strength and ability to meet ongoing obligations to its policyholders. These ratings are subject to periodic review by the relevant rating agency and may be revised downward or withdrawn at the sole discretion of the rating agency. In addition, these ratings are not an evaluation directed to investors in our securities and are not recommendations to buy, sell or hold our securities. See “Item 1 — Competition and Ratings” starting on page 12 for a description of our subsidiaries’ ratings.
          In addition to certain in-force treaties with an option to recapture upon a ratings downgrade to a certain specified level, our current ratings have and will continue to adversely affect our business. Approximately 6% of the traditional life reinsurance in-force business of $970.3 billion is subject to ratings triggers.  These triggers give the ceding companies the option of recapturing the business in those treaties. In addition, as a result of downgrades, the financing or related costs on our collateral finance facilities have increased. Due to the downgrades of SRUS and SALIC by AM Best, Fitch Ratings, Moody’s and S&P, all ratings-driven fees are at their maximum. The downgrade by Fitch on January 18, 2008 of Ambac Financial Group, Inc. and related entities, which has guaranteed certain debt securities issued by Ballantyne Re, has led to an increase in the interest rate on $400.0 million of securities issued by Ballantyne Re.
The market price for our ordinary shares has been and may continue to be highly volatile, and there is limited liquidity for our ordinary shares.
          The market price for our ordinary shares has fluctuated significantly, ranging between an intraday high of $5.41 per share in January 3, 2007 and an intraday low of $0.08 per share on June 30, 2008. On March 11, 2008, we received written notice from NYSE Regulation Inc. that trading in our ordinary shares would be suspended prior to the opening of business on Friday, March 14, 2008 and that our ordinary shares would be delisted. The NYSE also suspended our perpetual preferred shares in connection with its suspension of our ordinary shares. Our ordinary shares began trading on Pink Sheets on March 14, 2008. In addition, because our ordinary shares are no longer listed on the New York Stock Exchange, there is limited liquidity for the shares and consequently, the overall market for and the price of our ordinary shares may continue to be volatile. The lack of a listing may affect the ability of our shareholders to sell our ordinary shares in an orderly manner or at all. There may be a significant effect on the market price for our ordinary shares due to, among other things:
•	changes in investors’ and analysts’ perceptions of the risks and conditions of our business including our liquidity needs,

•	the size of the public float of our ordinary shares,

•	variations in our anticipated or actual operating results or the results of our competitors,

•	regulatory developments,

•	market conditions, and

•	general economic conditions.
          In addition, trading in our ordinary shares though market makers and quotation on Pink Sheets entails other risks. Due in part to the decreased trading price of our ordinary shares and the elimination of analyst coverage, the trading price of our ordinary shares may change quickly, and market makers may not be able to execute trades as quickly as they could when our ordinary shares were listed on the New York Stock Exchange. In addition, because our reporting obligations under U.S. federal securities laws has been suspended, we will no longer be filing periodic reports with the Securities and Exchange Commission. The lack of such public reports may adversely impact the price of our shares and the liquidity in the trading market for our shares.
We are exposed to foreign currency risk which could negatively affect our business.
          Our functional currencies are the United States dollar and the British pound. The business recorded in British pounds is then translated to United States dollars for the purposes of reporting the results. All of our original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and most other business is settled in either Euros or British pounds. We attempt to limit substantial exposures to foreign currency risk, but do not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience foreign exchange losses, which in turn would lower our results of operations and harm our financial condition.
Risks Related to Taxation
If we or any of our non-U.S. subsidiaries are determined to be conducting business in the United States, we could be liable for U.S. federal income taxes which could negatively affect our net income.
          We are a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. If we or our non-U.S. subsidiaries were characterized as engaged in a trade or business in the United States such company would be subject to U.S. federal income and additional branch profit taxes on the portion of its earnings that are effectively connected to such U.S. business. We and our non-U.S. subsidiaries intend to conduct our operations outside of the United States and limit our U.S. contacts, in order to mitigate the risk that these companies may be characterized as engaged in a U.S. trade or business. However, because there are not definitive standards provided by the Code, regulations or court decisions, there is considerable uncertainty as to which activities constitute being engaged in the conduct of a trade or business within the United States, and as the determination as to whether a non-U.S. corporation is engaged in the conduct of a trade or business in the United States is essentially factual in nature, the United States Internal Revenue Service, or the IRS, could contend that we and/or one or more of our non-U.S. subsidiaries, is engaged in a trade or business in the United States for U.S. federal income tax purposes. The highest marginal federal income tax rates currently are 35% for a corporation’s income that is effectively connected with a U.S. trade or business and 30% for the “branch profits” tax.

The potential application of the Federal Insurance Excise Tax to transactions between non-U.S. entities could cause us to incur additional tax liabilities.
          The IRS, in Revenue Ruling 2008-15, has formally announced its position that the U.S. federal insurance excise tax (“FET”) is applicable (at a 1% rate on premiums) to all reinsurance cessions or retrocessions of risks by non-U.S. insurers or reinsurers to non-U.S. reinsurers where the underlying risks are either (i) risks of a U.S. entity or individual located wholly or partly within the United States or (ii) risks of a non-U.S. entity or individual engaged in a trade or business in the United States which are located within the United States (“U.S. Situs Risks”), even if the FET has been paid on prior cessions of the same risks. The legal and jurisdictional basis for, and the method of enforcement of, the IRS’ position is unclear. We have not determined if the FET should be applicable with respect to risks ceded to a non-U.S. insurance subsidiary by a non-U.S. insurance company, or by a non-U.S. insurance subsidiary to a non-U.S. insurance company. If the FET is applicable, it should apply at a 1% rate on premium for all U.S. Situs Risks ceded to a non-U.S. insurance subsidiary by a non-U.S. insurance company, or by a non-U.S. insurance subsidiary to a non-U.S. insurance company, even though the FET also applies at a 1% rate on premium ceded to a non-U.S. insurance subsidiary or non-U.S. insurance company, respectively, with respect to such risks.
Holders of 10% or more of our shares may be subject to U.S. income taxation under the controlled foreign corporation rules.
          If you are a U.S. 10% holder of a non-U.S. corporation that is a controlled foreign corporation, which we refer to as a CFC, for an uninterrupted period of 30 days or more during a taxable year, and you own shares in the CFC directly or indirectly through non-U.S. entities on the last day of the CFC’s taxable year, you must include in your gross income for U.S. federal income tax purposes your pro rata share of the CFC’s “subpart F income” even if the subpart F income is not distributed. For purposes of this discussion, the term “U.S. 10% holder” includes only U.S. Persons (as defined below) who, directly or indirectly through non-U.S. entities (or through the application of the constructive ownership rules, of Section 958(b) of the Code (i.e., “constructively”), own 10% or more of the total combined voting power of all classes of stock entitled to vote of the non-U.S. corporation. In general, a non-U.S. corporation is treated as a CFC if U.S. 10% holders collectively own (directly, indirectly through non-U.S. entities or constructively) more than 50% of the total combined voting power of all classes of stock of that corporation or the total value of all stock of that corporation. For purposes of taking into account insurance income, a CFC also includes a non-U.S. insurance company if U.S. 10% holders collectively own (directly, indirectly through non-U.S. entities or constructively) more than 25% of the total combined voting power.
          At the present time, MassMutual Capital (a U.S. person) owns (indirectly through U.S. and Cayman partnerships) approximately 34% of the voting power of our shares, Cerberus (a Cayman domiciled entity) owns approximately 34% of the voting power of our shares, the Cypress Entities (Cayman domiciled entities) own collectively approximately 4.3% of the voting power of our shares (all attributable to one U.S. Person) and Lehman Brothers Holdings Inc. (“Lehman”) (a U.S. Person) owns approximately 3.2% of the voting power of our shares. In order to lessen the risk that our direct or indirect shareholders could be required to include our subpart F income in their U.S federal gross income, our articles of association currently prohibit the ownership by any person of shares that would equal or exceed 10% (the “10% Limit”) of any class of the issued and outstanding Scottish Re shares and provide a “voting cutback” that would, in certain circumstances, reduce the voting power with respect to Scottish Re shares to the extent necessary to prevent any person (other than MassMutual Capital and Cerberus) owning more than 9.9% of the voting power of Scottish Re (the “Second 10% Limit). We believe, although not free from doubt, based upon information made available to us regarding our existing shareholder base, that currently because of the dispersion of our share ownership (other than as noted above) and the provisions of our articles of association restricting the transfer, issuance and voting power of our shares that no U.S. Person (other than certain potential U.S. affiliates of Cerberus and MassMutual Capital and certain potential U.S. affiliates) should be characterized as a U.S. 10% holder of Scottish Re; however, we cannot be certain of this result because of factual and legal uncertainties. In addition, the IRS could challenge the effectiveness of the provisions in our organizational documents and a court could sustain such a challenge. Accordingly, no assurance can be given that a U.S. Person will not be characterized as a U.S. 10% holder.
          Because we believe that MassMutual Capital (a U.S. Person) owns (directly, indirectly through non-U.S. entities or constructively) more than 25% (but less than 50%) of our voting power each of our non-U.S. insurance subsidiaries should be characterized as a CFC. In addition, Scottish Re and its non-insurance, non-U.S. subsidiaries would be characterized as CFCs if U.S. 10% holders own more than 50% of the voting power or value of our shares.

In either case, any U.S. 10% holder would be required to include in its gross income for U.S. federal income tax purposes its pro-rata share of the subpart F income of each of those entities characterized as a CFC.
          For the purposes of this discussion and below, a “U.S. Person” means: (i) a citizen or resident of the United States, (ii) a partnership or corporation created or organized in or under the laws of the United States, or organized under the laws of any State thereof (including the District of Columbia), (iii) an estate the income of which is subject to U.S. federal income taxation regardless of its source, (iv) a trust if either (x) a court within the United States is able to exercise primary supervision over the administration of such trust and one or more U.S. persons have the authority to control all substantial decisions of such trust or (y) the trust has a valid election in effect to be treated as a U.S. person for U.S. federal income tax purposes or (v) any other person or entity that is treated for U.S. federal income tax purposes as if it were one of the foregoing. If a partnership owns any of our shares, the application of the RPII rules to any of its partners will generally depend upon the status of the partner and the activities of the partnership. If you are a partner of a partnership that owns our shares, you should consult your tax advisor.
U.S. Persons who hold our shares may be subject to U.S. federal income taxation at ordinary income rates on their proportionate share of our non-U.S. insurance subsidiaries related person insurance income.
          If U.S. Persons (directly, indirectly through non-U.S. entities or constructively) own collectively (by voting power or value) 25% or more of our shares (as is currently the case), then any U.S. Person who (directly or indirectly through non-U.S. entities) owns any of our shares on the last day of any taxable year would be required to include its pro-rata share of the related person insurance income (“RPII”) of one or more of our non-U.S. insurance subsidiaries or special purpose vehicles (i.e., Orkney Re II or Ballantyne Re) in its ordinary gross income for U.S. federal income tax purposes, determined as described below unless one of the RPII exceptions described in the next paragraph is applicable.
          The RPII income inclusion rules will not apply, however, for any taxable year, if either (i) direct or indirect insureds, and persons related to such insureds, do not own (directly or indirectly through U.S. or non-U.S. entities), 20% or more of the voting power or value of the stock of such non-U.S. insurance subsidiary or special purpose vehicle (the “20% RPII Ownership Exception”) or (ii) the RPII of such non-U.S. insurance subsidiary or special purpose vehicle, determined on a gross basis, does not equal or exceed 20% of its gross insurance income in each case, for the relevant taxable year (the “20% RPII Gross Income Exception”). Qualification for these exceptions is determined on an entity-by-entity basis. In addition, the RPII rules do not apply to any RPII earned by Scottish Annuity and Life International Insurance Company (Bermuda) Ltd. and SRLB, which have each elected to be taxed as U.S. corporations.
          Because risks underwritten by affiliates of MassMutual Capital are indirectly reinsured by our non-U.S. insurance subsidiaries and special purpose vehicles, our non-U.S. insurance subsidiaries do not meet and are not expected to meet the 20% RPII Ownership Exception and it is likely that one or more of our special purpose vehicles do not meet the 20% RPII Ownership Exception. If, in a year in which it failed to meet the 20% RPII Ownership Exception and are not expected to meet, any of our non-U.S. insurance subsidiaries or special purpose vehicles also failed to meet the 20% RPII Gross Income Exception, then U.S. Persons owning (directly or indirectly through non-U.S. entities) our shares would be subject to the RPII income inclusion rules, and could be required to include RPII in their U.S. federal gross income as described below.
          RPII is, generally, underwriting premium (and related investment income) of a non-U.S. insurance company that is attributable to the insurance or reinsurance of policies under which the direct or indirect insureds are (i) U.S. Persons that (directly or indirectly through non-U.S. entities) own any shares of such non-U.S. insurance company or (ii) persons that are in control of, controlled by or under common control with U.S. Persons that (directly or indirectly through non-U.S. entities) own the non-U.S. insurance company (such as MassMutual Capital’s affiliates).
          Although no assurances can be given, we believe that our non-U.S. insurance subsidiaries and special purpose vehicles may currently qualify for the 20% RPII Gross Income Exception. Additionally, we believe that our non-U.S. insurance subsidiaries and our special purpose vehicles may currently qualify for that exception in the future provided we effectively manage the gross amount of RPII generated with respect to our shareholders.

          MassMutual Capital and Cerberus have indicated to us that they do not intend to cause the gross RPII of any of our non-U.S. insurance subsidiaries or special purpose vehicles to equal or exceed 20% of each such company’s gross insurance income in any tax year. There can be no assurance, however, that this exception will be met. Avoidance of the RPII income inclusion rules depends upon numerous factors, including the identity of persons directly or indirectly insured by our non-U.S. insurance subsidiaries and special purpose vehicles that are not solely within our control.
          If, for any taxable year, one or more of our non-U.S. insurance subsidiaries or special purpose vehicles (i) meet the 25% ownership threshold described above (as is currently the case) and fail to meet the 20% RPII Ownership Exception (as is currently the case) and (ii) do not qualify for the 20% RPII Gross Income Exception described above, each U.S. Person who (directly or indirectly through non-U.S. entities) owned our shares on the last day of such taxable year would be required to include RPII in their U.S. federal gross income (regardless of whether such income is distributed), which may materially adversely affect an investment in our shares. The amount of RPII includable in gross income for U.S. federal income tax purposes by each such U.S. Person would equal the U.S. Person’s pro-rata share of the relevant entity’s RPII, determined as if such RPII were distributed proportionately only to U.S. Persons that are holders of shares (directly or indirectly through non-U.S. entities) on that date (taking into account any differences existing with respect to the distribution rights applicable to different classes of shares). The amount includible in gross income would be limited by each such U.S. Person’s share of the non-U.S. insurance subsidiary’s or special purpose vehicle’s earnings and profits for the tax year, as reduced by the U.S. Person’s share, if any, of certain prior-year deficits in earnings and profits. Such amount would be taxable at ordinary income rates. Moreover, any RPII that is includible in the income of a U.S. tax-exempt organization generally will be treated as unrelated business taxable income.
          If a U.S. Person were to own more than 50% of our shares (either directly or indirectly through non-U.S. entities), our insurance subsidiaries would be treated as controlled by the U.S. Person for purposes of the RPII rules, and the reinsurance of their business by our non-U.S. insurance subsidiaries or special purpose vehicles would generate RPII. In that event, the 20% RPII Gross Income Exception would not be met by any of our non-U.S. insurance subsidiaries or special purpose vehicles (as their business is currently conducted). Our Articles of Association do not and will not prohibit any MassMutual Capital, Cerberus and certain of their affiliates from acquiring more than 50% of our shares (directly or indirectly through non-U.S. entities). MassMutual Capital and Cerberus have indicated to us that they have no present intention of taking any action that would reasonably be expected to result in the ownership of more than 50% of our shares by a U.S. Person (either directly or indirectly through non-U.S. entities). There can be no assurance, however, that this will not occur and that U.S. Persons owning our shares (directly or indirectly through non-U.S. entities) will not have RPII income inclusions.
          The RPII provisions have never been interpreted by the courts or the Treasury Department in final regulations, and regulations interpreting the RPII provisions of the Code exist only in proposed form. It is not certain whether these regulations will be adopted in their proposed form or what changes or clarifications might ultimately be made thereto or whether any such changes, as well as any interpretation or application of RPII by the IRS, the courts or otherwise, might have retroactive effect. The RPII provisions include the grant of authority to the Treasury Department to prescribe “such regulations as may be necessary to carry out the purpose of this subsection including regulations preventing the avoidance of this subsection through cross insurance arrangements or otherwise”. Accordingly, the meaning of the RPII provisions and the application thereof to us is uncertain. In addition, we cannot be certain that the amount of RPII or the amounts of the RPII inclusions for any particular RPII shareholder, if any, will not be subject to adjustment based upon subsequent IRS examination. Shareholders are advised to consult with their tax advisors regarding the application of these provisions.
U.S. Persons who dispose of our shares may be subject to U.S. federal income taxation at the rates applicable to dividends on a portion of their gains, if any.
          Under section 1248 of the Code, any gain from the sale or exchange of the shares in a non-U.S. corporation by a U.S. Person, which was a U.S. 10% holder at any time during the five-year period ending on the date of disposition when the corporation was a CFC, may be treated as a dividend to the extent of the CFC’s earnings and profits (determined under U.S. federal income tax principles) during the period that the shareholder held the shares (with certain adjustments). We believe, although not free from doubt, based upon information made available to us regarding our existing shareholder base, that because of the dispersion of our share ownership (other than as noted above and the provisions of our articles of association restricting transfer, issuance and voting power of our shares)

that currently no U.S. Person (other than MassMutual Capital and certain of its U.S. affiliates and certain potential U.S. affiliates of Cerberus) should be characterized as a U.S. 10% holder of Scottish Re, although we cannot be certain of this result because of factual and legal uncertainties. It is possible, however, that during the relevant period, the IRS could challenge the effectiveness of these provisions in our organizational documents and that a court could sustain such a challenge. To the extent it is the case that we have no U.S. 10% holders during the relevant period (other than MassMutual Capital and certain of its U.S. affiliates and certain potential U.S. affiliates of Cerberus), the application of Code section 1248 under the regular CFC rules should not apply to dispositions of our shares (other than to MassMutual Capital and certain of its U.S. affiliates and possibly to certain potential U.S. affiliates of Cerberus).
          Code section 1248 in conjunction with the RPII rules also applies to the sale or exchange of shares in a non-U.S. corporation if the non-U.S. corporation would be treated as a CFC for RPII purposes regardless of whether the shareholder is a U.S. 10% holder or whether the 20% RPII gross income exception or the 20% RPII ownership exceptions are met. Existing proposed regulations do not address whether Code section 1248 would apply if a non-U.S. corporation is not a CFC but the non-U.S. corporation has a subsidiary that is a CFC and that would be taxed as an insurance company if it were a domestic corporation. We believe, however, that this application of Code section 1248 in conjunction with the RPII rules should not apply to dispositions of our shares because we will not be directly engaged in the insurance business. We cannot be certain; however, that the IRS will not interpret the proposed regulations in a contrary manner or that the U.S. Treasury Department will not amend the proposed regulations to provide that these rules will apply to dispositions of our shares.
U.S. tax-exempt organizations that own our shares may recognize unrelated business taxable income.
          A U.S. tax-exempt organization may recognize unrelated business taxable income if a portion of our insurance income is allocated to the organization. In general, insurance income will be allocated to a U.S tax-exempt organization if either we are a controlled foreign corporation or the tax-exempt shareholder is a U.S. 10% holder or there is RPII and certain exceptions do not apply. Although we do not believe that any U.S. persons should be allocated our insurance income, potential U.S. tax-exempt investors are advised to consult their own tax advisors.
U.S. Persons who hold our shares will be subject to adverse U.S. federal income tax consequences if we are considered to be a passive foreign investment company.
          If we are considered a passive foreign investment company, or a PFIC, for U.S. federal income tax purposes, a U.S. Person who owns directly or, in some cases, indirectly (e.g. through a non-U.S. partnership) any of our shares could be subject to adverse U.S. federal income tax consequences, including subjecting the investor to a greater tax liability than might otherwise apply and subjecting the investor to a tax on amounts in advance of when such tax would otherwise be imposed, in which case an investment in our shares could be materially adversely affected. In addition, if we were considered a PFIC, upon the death of any U.S. individual owning ordinary shares, such individual’s heirs or estate would not be entitled to a “step-up” in the basis of the ordinary shares which might otherwise be available under U.S. federal income tax laws.
          In general, a non-U.S. corporation is a PFIC for a taxable year if 75% or more of its gross income constitutes passive income or 50% or more of its assets produce (or are held for the production of) passive income. Passive income generally includes interest, dividends and other investment income. Passive income does not, however, include income derived in the active conduct of an insurance business by a corporation that is predominantly engaged in an insurance business. This exception is intended to ensure that income derived by a bona fide insurance company is not treated as passive income, except to the extent such income is attributable to financial reserves in excess of the reasonable needs of the insurance business. The PFIC provisions also contain a look-through rule under which a foreign corporation shall be treated as if it “received directly its proportionate share of the income” and as if it “held its proportionate share of the assets” of any other corporation in which it owns at least 25% of the value of the stock.
          We believe for purposes of the PFIC rules that our U.S., Bermuda, Irish, U.K. and Guernsey insurance subsidiaries are likely to be characterized as predominantly engaged in an active insurance business and are not likely to have financial reserves in excess of the reasonable needs of its insurance business in each year of operations. Accordingly, the income and assets of these companies are expected to have been treated as active.

Further, although we anticipate, in each case, prior to 2008, the active income and assets of these companies may potentially be likely to comprise more than 25% of our gross income and more than 50% of our assets for 2008, we note that we are currently not underwriting significant new business in the beginning of 2008 and it is unclear how to apply the actual income and asset test in this context. However, we believe that we should not have been characterized as a PFIC prior to 2008 and anticipate we may be able to avoid PFIC characterization in 2008 for U.S. federal income tax purposes. Moreover, any potential sale associated with our Life Reinsurance North America Segment may place considerable pressure on avoiding this characterization going forward. Finally, we cannot assure you, however, that we will not be deemed a PFIC by the IRS for any years at issue. If we were considered a PFIC, it could have material adverse tax consequences for an investor that is subject to U.S. federal income taxation. There are currently no regulations regarding the application of the PFIC provisions to an insurance company. New regulations or pronouncements interpreting or clarifying these rules may be forthcoming. We cannot predict what impact, if any, such guidance would have on an investor that is subject to U.S. federal income taxation.
Changes in U.S. federal income tax law could materially adversely affect an investment in our shares.
          Legislation has been introduced in the U.S. Congress intended to eliminate certain perceived tax advantages of companies (including insurance companies) that have legal domiciles outside the United States but have certain U.S. connections. It is possible that additional legislation could be introduced and enacted by the current Congress or future Congresses that could also have an adverse impact on us, or our shareholders.
          For example, legislation has been introduced in Congress that would, if enacted, deny the applicability of reduced rates of tax to “qualified dividend income” paid by any corporation organized under the laws of a non-U.S. country which does not have a comprehensive income tax system, such as the Cayman Islands.
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
          We and our Cayman Islands subsidiaries, SALIC and The Scottish Annuity Company (Cayman) Ltd., have received undertakings from the Governor-in-Council of the Cayman Islands pursuant to the provisions of the Tax Concessions Law, as amended (1999 Revision), that until the year 2028 with respect to Scottish Re and SALIC, and until the year 2024 with respect to The Scottish Annuity Company (Cayman) Ltd., (1) no subsequently enacted Cayman Islands law imposing any tax on profits, income, gains or appreciation shall apply to Scottish Re and its Cayman Islands subsidiaries and (2) no such tax and no tax in the nature of an estate duty or an inheritance tax shall be payable on any shares, debentures or other obligations of Scottish Re and its Cayman Islands subsidiaries. We could be subject to Cayman Islands taxes after the applicable dates.
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
          The Organization for Economic Cooperation and Development, or OECD, has published reports and launched a global dialogue among member and non-member countries on measures to limit harmful tax competition. These measures are largely directed at counteracting the effects of tax havens and preferential tax regimes in countries around the world. In the OECD’s report dated April 18, 2002, and updated as of June 2004 and September 2006 and October 2007, Bermuda and the Cayman Islands were not listed as uncooperative tax haven jurisdictions because each had previously committed itself to eliminate harmful tax practices and to embrace international tax standards for transparency, exchange of information and the elimination of any aspects of the regimes for financial and other services that attract business with no substantial domestic activity. We are not able to predict what changes will arise from the commitment or whether such changes will subject us to additional taxes.
Item 1B: UNRESOLVED STAFF COMMENTS
          None.
Item 2: PROPERTIES
          We currently lease office space in Hamilton, Bermuda where our executive and principal offices are located, and in Dublin, Ireland; Singapore; Japan; Denver, Colorado; Charlotte, and North Carolina, United States; London and Windsor, United Kingdom. Our life reinsurance business operates out of the Charlotte, Denver, Dublin, Singapore, Japan, and London offices, while our Wealth Management business operates out of the Bermuda office. Following the completion of the sale of our Life Reinsurance International Segment, the London, Windsor, Singapore and Japan leases will be transferred to the purchaser.
          The Dublin and Singapore leases expire in 2008, the Denver lease expires in 2009 with an option to lease office space for an additional five years, the Japan lease expires in 2010, the Bermuda lease expires in 2011 and the London and Charlotte leases expire in 2016. The Windsor lease expires in 2023 but there is an option to break the lease in 2013 which we will activate. A certain number of the offices have lease renewal options for terms ranging from 1 to 5 years.
Item 3: LEGAL PROCEEDINGS
          On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our former Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our former Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O’Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Exchange Act, Rule 10b-5, and Sections 11, 12(a) (2), and 15 of the Securities Act. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. On November 2, 2007, the court dismissed the Section 10(b) and Rule 10b-5 claims against Ernst & Young LLP, but gave the plaintiffs leave to amend. The court denied the motions to dismiss brought by the other named defendants. In May, 2008, the parties held an initial mediation at which no settlement was reached. No further mediation sessions are scheduled as of the date of this filing. On June 16, 2008, all claims brought in the action against Glenn Schafer were dismissed without prejudice. Also on June 16, 2008, the plaintiffs filed a motion for leave to file an amended complaint in which they seek to expand the class period, renew Section 10(b) and Rule 10b-5 allegations against Ernst & Young LLP, and assert additional factual allegations. We believe the plaintiffs’ claims to be without merit and are vigorously defending our interest in the action.
          In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against certain of our current and former directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleged, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserted claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. On May 7, 2007, our motion was granted and the lawsuit was dismissed without prejudice. The plaintiff declined to submit an amended complaint and, on May 30, 2007, the court dismissed the case with prejudice.
Item 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
          We did not submit any matter to the vote of shareholders during the fourth quarter of 2007.

PART II
Item 5: MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market for the Ordinary Shares
          Our ordinary shares, par value $0.01 per share, are, effective March 14, 2008, traded on Pink Sheets, under the symbol “SKRRF”. Prior to that, our shares were traded on the New York Stock Exchange under the symbol “SCT” until March 13, 2008. This table shows for the indicated periods the high and low intraday sales prices per share for our ordinary shares, as reported in Bloomberg and dividend declared per share.

			Per Share
	High	Low	Dividend
Year ended December 31, 2005
First Quarter	$25.50	$22.10	$0.05
Second Quarter	24.24	21.92	0.05
Third Quarter	25.82	23.46	0.05
Fourth Quarter	25.49	23.35	0.05
Year ended December 31, 2006
First Quarter	$25.20	$23.99	$0.05
Second Quarter	24.84	16.68	0.05
Third Quarter	16.67	3.99	—
Fourth Quarter	11.43	5.19	—
Year ended December 31, 2007
First Quarter	$5.41	$3.38	$—
Second Quarter	5.30	3.86	—
Third Quarter	4.91	2.54	—
Fourth Quarter	3.59	0.60	—
Period Ended June 30, 2008
First Quarter	$1.15	$0.09	$—
Second Quarter	0.19	0.08	—
          As of June 30, 2008, we had 47 record holders of our ordinary shares.
          We did not pay any cash dividends in 2007. We paid quarterly cash dividends totaling $0.10 per ordinary share in 2006 and $0.20 per ordinary share in 2005.
          The declaration and payment of future dividends by us will be at the discretion of the Board and will depend upon many factors, including our earnings, financial condition, business needs, capital and surplus requirements of our operating subsidiaries and regulatory and contractual restrictions. We do not expect to pay dividends in the foreseeable future. In accordance with the amended forbearance agreement with HSBC, we are prohibited from declaring any cash dividend, exclusive of the non-cumulative perpetual preferred shares during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, SALIC has an insurer financial strength rating of at least “A-” for S&P and “A3” for Moody’s Investors Service.
          As a holding company, our principal source of income is dividends or other statutorily permissible payments from our subsidiaries. The ability to pay such dividends is limited by the applicable laws and regulations of the various countries that we operate in, including Bermuda, the United States, Ireland and the U.K. See Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Item 15, Note 20 “Statutory Requirements and Dividend Restrictions” in the Notes to Consolidated Financial Statements for further discussion.
          On March 11, 2008, we received written notice from NYSE Regulation Inc. that trading in our ordinary shares would be suspended prior to the opening of business on Friday, March 14, 2008 and that our ordinary shares would be delisted. The New York Stock Exchange also suspended our perpetual preferred shares in connection with its suspension of our ordinary shares. The New York Stock Exchange indicated that the decision to suspend our ordinary shares was reached in view of the fact that we had fallen below the New York Stock Exchange’s continued listing standard regarding average closing price over a consecutive 30 trading day period of not less than $1.00. The New York Stock Exchange’s press release noted that it also considered the “abnormally low” trading level of our ordinary shares, which closed at $0.33 on March 10, 2008, with a resultant common market capitalization of $22.6 million. Our ordinary shares and perpetual preferred shares began trading on the Pink Sheets on March 14, 2008.
          Equity Compensation Plan Information
          The following table provides information as of December 31, 2007 with respect to our equity compensation plans:

	Number of	Weighted-	Number of Securities
	Securities to	Average	Remaining Available
	be Issued Upon	Exercise Price	for
	Exercise	of	Future Issuance Under
	of Outstanding	Outstanding	Equity Compensation
	Options,	Options,	Plans (Excluding
	Warrants and	Warrants and	Securities Reflected in
Plan Category	Rights	Rights	Column (a))
	(a)	(b)	(c)
Options
Equity compensation plans approved by security holders	8,686,844	$6.74	11,500,130
Equity compensation plans not approved by security holders	—	—	—

Total	8,686,844	$6.74	11,500,130

Warrants
Equity compensation plans approved by security holders	2,650,000	$15.00	—
Equity compensation plans not approved by security holders	—	—	—

Total	2,650,000	$15.00	—

          Information concerning securities authorized for issuance under equity compensation plans appears in Part III, Item 12, “Security Ownership of Certain Beneficial Owners, Management and Related Stockholder Matters”.
Comparison of Cumulative Shareholder Return
          The following table compares the cumulative shareholder return on our ordinary shares with the Standard & Poor’s 500 Stock Index, Standard & Poor’s (Life/Health) Index. The indices are included for comparative purposes only, do not necessarily reflect management’s opinion that such indices are an appropriate measure of relative performance of our ordinary shares, and are not intended to forecast or be indicative of future performance of the ordinary shares. The comparison assumes $100 was invested as of December 31, 2002 and the reinvestment of all dividends. The closing market price of our ordinary shares on December 31, 2007 was $0.73 per share.

	Indexed Returns
	Year Ended Base
	Base
	Period	December	December	December	December	December
	December	31,	31,	31,	31,	31,
Company / Index	31, 2002	2003	2004	2005	2006	2007
Scottish Re Group Limited	$100	$120.29	$151.27	$144.58	$31.59	$4.29
S&P 500 Index	$100	$128.68	$142.69	$149.70	$173.34	$182.86
S&P 500 Life & Health Insurance	$100	$127.09	$155.24	$190.19	$221.60	$245.97

          The following table shows total return to shareholders, including reinvestment of dividends:

	Annual Return Percentage
	Year Ended
	December	December	December	December	December
	31,	31,	31,	31,	31,
Company / Index	2003	2004	2005	2006	2007
Scottish Re Group Limited	20.29%	25.75%	(4.42)%	(78.15)%	(86.42)%
S&P 500 Index	28.68%	10.88%	4.91%	15.79%	5.49%
S&P 500 Life & Health Insurance	27.09%	22.15%	22.51%	16.51%	11.00%
Performance Graph
          The following graph is the comparison of cumulative five year total return of our ordinary shares compared to the S&P 500 Index and the S&P 500 Life & Health Insurance Index:
Item 6: SELECTED FINANCIAL DATA
          The following selected financial data should be read in conjunction with the Consolidated Financial Statements, including the related Notes, and “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December	December	December	December	December
(U.S. dollars in thousands, except share data)	31, 2007	31, 2006	31, 2005	31, 2004	31, 2003
Income statement data:(1)
Total revenues	$1,505,373	$2,429,500	$2,297,329	$814,387	$556,045
Total benefits and expenses	2,558,054	2,576,990	2,183,705	758,936	518,299

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December	December	December	December	December
	31, 2007	31, 2006	31, 2005	31, 2004	31, 2003
(Loss) income before income taxes and minority interest	(1,052,681)	(147,490)	113,624	55,451	37,746
(Loss) income from continuing operations before cumulative effect of change in accounting principle	(895,742)	(366,714)	130,197	71,599	48,789
Net (loss) income	(895,742)	(366,714)	130,197	71,391	27,281
Dividend declared on non-cumulative perpetual preferred shares	(9,062)	(9,062)	(4,758)	—	—
Deemed dividend on beneficial conversion feature related to convertible cumulative participating preferred shares	(120,750)	—	—	—	—
Imputed dividend on prepaid variable share forward contract	—	(881)	—	—	—
Net (loss) income (attributable) available to ordinary shareholders	$(1,025,554)	$(376,657)	$125,439	$71,391	$27,281

Per share data:(1)
Basic (loss) earnings per ordinary share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle and discontinued operations(2)	$(15.24)	$(6.70)	$2.86	$2.00	$1.59
Cumulative effect of change in accounting principle	—	—	—	—	(0.64)
Discontinued operations	—	—	—	(0.01)	(0.06)

Net (loss) income (attributable) available to ordinary shareholders	$(15.24)	$(6.70)	$2.86	$1.99	$0.89

Diluted (loss) earnings per ordinary share:
(Loss) income from continuing operations before cumulative effect of change in accounting principle and discontinued operations(2)	$(15.24)	$(6.70)	$2.64	$1.91	$1.51
Cumulative effect of change in accounting principle	—	—	—	—	(0.60)
Discontinued operations	—	—	—	(0.01)	(0.06)

Net (loss) income available (attributable) to ordinary shareholders	$(15.24)	$(6.70)	$2.64	$1.90	$0.85

Book value per ordinary share(3)	$3.24	$15.39	$21.48	$21.60	$18.73
Market value per share	$0.73	$5.34	$24.55	$25.90	$20.78
Cash dividends per ordinary share	$—	$0.10	$0.20	$0.20	$0.20

	Year Ended	Year Ended	Year Ended	Year Ended	Year Ended
	December	December	December	December	December
	31, 2007	31, 2006	31, 2005	31, 2004	31, 2003
Weighted average number of ordinary shares outstanding:
Basic	67,303,066	56,182,222	43,838,261	35,732,522	30,652,719
Diluted	67,303,066	56,182,222	47,531,116	37,508,292	32,228,001
Balance sheet data (at end of year):(1)
Total fixed maturity investments	$7,621,242	$8,065,524	$5,292,595	$3,392,463	$2,014,719
Total assets	12,821,063	13,606,090	12,116,303	8,952,237	6,053,517
Long-term debt	129,500	129,500	244,500	244,500	162,500
Total liabilities	11,909,454	12,397,323	10,692,229	7,937,417	5,242,450
Minority interest	9,025	7,910	9,305	9,697	9,295
Mezzanine equity	555,857	143,665	143,057	142,449	141,928
Total shareholders’ equity	$346,727	$1,057,192	$1,271,712	$862,674	$659,844
Actual number of ordinary shares outstanding	68,383,370	60,554,104	53,391,939	39,931,145	35,228,411

(1)	Scottish Re Holdings Limited was acquired on December 31, 2001 and is included in balance sheet data for 2002-2006 and income statement data for years 2002-2006. SRLC was acquired on December 22, 2003 and is included in balance sheet data and income statement data for years 2003-2006. Consolidated statement of income data for the year ended December 31, 2003 includes net income of $1.2 million in respect of SRLC. The ING individual life reinsurance business was acquired on December 31, 2004 and is included in balance sheet data for years 2004-2006 and income statement data for years 2005 and 2006.

(2)	Reflects reduction for dividends declared on non-cumulative perpetual preferred shares.

(3)	Book value per ordinary share is calculated as shareholders’ equity less preferred shares divided by the number of ordinary shares outstanding.

Item 7: MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
          This discussion should be read in conjunction with the summary of selected financial data, consolidated financial statements and related notes found under Part II, Item 6 and Part IV, Item 15 contained herein. In addition, you should read our discussion of “Critical Accounting Policies” beginning on page 51 for an explanation of those accounting estimates that we believe are most important to the portrayal of our financial condition and results of operations and that require our most difficult, subjective and complex judgments.
Forward-Looking & Cautionary Statements
          Some of the statements contained in this report are not historical facts and are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements involve known and unknown risks, uncertainties and other factors, which may cause the actual results to differ materially from the forward-looking statements. Words such as “anticipates”, “expects”, “intends”, “plans”, “believes”, “seeks”, “estimates”, “may”, “will”, “continue”, “project”, and similar expressions, as well as statements in the future tense, identify forward-looking statements.
          These forward-looking statements are not guarantees of our future performance and are subject to risks and uncertainties that could cause actual results to differ materially from the results contemplated by the forward-looking statements. These risks and uncertainties include:
•	the risk that available liquidity will be insufficient beyond the short term;

•	uncertainties in our ability to raise new sources of equity or debt capital to support ongoing capital, liquidity and collateral needs;

•	uncertainties in our statutory capital position and ability to continue to take reserve credit for our securitization facilities;

•	uncertainties in our ability to comply with the terms of our forbearance or renew the forbearance agreements prior to December 15, 2008;

•	uncertainties relating to future actions that may be taken by creditors, regulators and ceding insurers relating to our ratings and financial condition;

•	uncertainties in our ability to successfully dispose of our Life Reinsurance North America Segment in a timely manner;

•	Additional negative impact from our annual asset adequacy analysis;

•	changes in expectations regarding future realization of gross deferred tax assets;

•	risks relating to the sale of our Life Reinsurance International Segment or Wealth Management business;

•	our ability to successfully rationalize expenses;

•	loss of the services of any of our key employees;

•	limitations on our ability to pay dividends;

•	risks related to recent negative developments in the residential mortgage market, especially in the sub-prime sector, and our exposure to such market;

•	risks arising from our investment strategy, including risks related to the estimated fair value of our investments, fluctuations in interest rates and our need for liquidity;

•	uncertainties arising from control of our invested assets by third parties;

•	interest rate fluctuations;

•	the risk that our risk analysis and underwriting may be inadequate;

•	exposure to mortality experience which differs from our assumptions;

•	risks relating to recent class action litigations;

•	potential indemnification claim by the Investors;

•	conflicts of interest with the Investors, who are our majority shareholders;

•	catastrophes and their impact on the economy in general and on our business in particular;

•	uncertainties relating to government and regulatory policies (such as subjecting us to insurance regulation or taxation in additional jurisdictions);

•	voting and transfer limitations on our voting securities;

•	restrictions in our articles of association to effect a change in control;

•	insurance regulatory restrictions that impact our ability to effect a change in control;

•	the enforceability of judgments against us in the United States;

•	the risk that our retrocessionaires may not honor their obligations to us;

•	uncertainties relating to the ratings accorded to us and our insurance subsidiaries;

•	the volatility of our share price;

•	losses due to foreign currency exchange rate fluctuations;

•	changes in accounting principles;

•	risks that one or more of our non – U.S. subsidiaries may be considered a passive foreign investment company for U.S. federal income tax purposes; and

•	risk that one or more of our non – U.S. subsidiaries may be characterized as engaged in a U.S. trade or business.
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

Overview
Our Business
          Scottish Re Group Limited is a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. Through our operating subsidiaries, we are principally engaged in the reinsurance of life insurance, annuities and annuity-type products. We have three reportable segments: Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The life reinsurance operating segments have written reinsurance business that is wholly or partially retained in one or more of our reinsurance subsidiaries. As discussed above, we have changed our strategic focus and have executed agreements to sell our Life Reinsurance International Segment and our Wealth Management business. We have also stopped writing new business and have initiated a process to sell our Life Reinsurance North America Segment.
          In our Life Reinsurance North America Segment, we have assumed risks associated with primary life insurance, annuities and annuity-type policies. We reinsure mortality, investment, persistency and expense risks of United States life insurance and reinsurance companies. Most of the reinsurance assumed is through automatic treaties, but in 2006 we also began assuming risks on a facultative basis. The Life Reinsurance North America Segment suspended bidding for new treaties on March 3, 2008. While there currently remains a number of open treaties, the flow of new business from these treaties is small, and we expect to close them off for new business over the remainder of 2008.
          Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term insurance. In 2005, the Life Reinsurance International Segment became involved in the reinsurance of United Kingdom and Ireland protection and annuity business. The U.K. represents 65% of the current Life Reinsurance International Segment in-force premium. We also maintain a branch office in Singapore and a representative office in Japan. Treaties with clients outside of the U.K., Ireland, and Asia are mostly in run-off, including our loss of license business. On June 9, 2008, we entered into a definitive agreement with Pacific Life Insurance Company, to purchase our Life Reinsurance International Segment. The sale price is $71.2 million, subject to certain downward adjustments. The transaction is subject to regulatory approvals and other customary closing conditions, both of which are expected to be achieved during the third quarter of 2008.
          Income in our Corporate and Other Segment comprises investment income, including realized investment gains or losses, from invested assets not allocated to support reinsurance segment operations and undeployed proceeds from our capital raising efforts. General corporate expenses consist of unallocated overhead and executive costs and collateral finance facility expense. Additionally, the Corporate and Other Segment includes the results from our Wealth Management business. On May 30, 2008, we entered into a definitive agreement with Northstar Financial Services Ltd. to sell our Wealth Management business. The sale includes the sale of three legal entities, The Scottish Annuity Company (Cayman) Ltd., Scottish Annuity & Life Insurance Company (Bermuda) Ltd. and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. The combined sale price for all three entities is $6.75 million, subject to certain sale price adjustments. The closing is subject to regulatory approval from the Bermuda Monetary Authority and the Cayman Islands Monetary Authority and other customary closing conditions. We expect to close this transaction in the third quarter of 2008.
Management Changes
          During 2007, there have been a number of changes in our management structure, described as follows in chronological order:
•	In May 2007, Dean E. Miller resigned from his position as Executive Vice President and Chief Financial Officer.

•	In May 2007, Dan Roth, a former executive officer of Cerberus, was appointed as Chief Restructuring Officer.

•	In June 2007, Hugh T. McCormick, Executive Vice President of Corporate Development, left the Company to return to the New York law office of Dewey & LeBoeuf LLP.

•	In July 2007, Duncan Hayward was appointed Chief Accounting Officer. Mr. Hayward also serves as the Chief Financial Officer of our Life Reinsurance International Segment, a position he held since August 2006. He stepped down from the Chief Accounting Officer position effective November 2007 and continues in his role as Chief Financial Officer of the Life Reinsurance International Segment.

•	In August 2007, George Zippel, former President and CEO of Genworth Financial’s Protection segment, joined us to serve as our President and Chief Executive Officer.

•	In August 2007, Paul Goldean, who had been serving as our President and Chief Executive Officer for the past year, assumed the role of Chief Administrative Officer and interim President and Chief Executive Officer—North America.

•	In August 2007, Cliff Wagner resigned from his position as President and Chief Executive Officer—North America

•	In August 2007, Meredith Ratajczak assumed the role of interim Chief Financial Officer, North America. She continues to also serve as our Chief Actuary, North America.

•	In October 2007, Michael Baumstein assumed the role of Executive Vice President, Investments, Treasury and Capital Markets. He previously served as our Senior Vice President, Corporate Finance since March 2004.

•	In October 2007, Terry Eleftheriou, a former executive with XL Capital, joined the Company and assumed responsibility as Chief Financial Officer in November 2007.

•	In December 2007, Chris Shanahan was appointed interim President and Chief Executive Officer – North America.

•	In December 2007, Thomas A. McAvity, Jr. retired from the Company and, as a result, left his position as Chief Investment Strategist.

•	In December 2007, Samir Shah was appointed to the position of Chief Risk Officer.
Our Financial Information
Revenues
          We derive revenue primarily from premiums from reinsurance assumed on life treaties, investment income, realized gains and losses from our investment portfolio and fees from our financial solutions business.
•	Our primary business is life reinsurance, which involves reinsuring life insurance policies, with premiums earned over the associated policy period. Each year, however, a portion of the business under existing treaties terminates, principally due to lapses or surrenders of underlying policies, deaths of policyholders and the exercise of recapture options by ceding companies.

•	Premiums from reinsurance assumed on life reinsurance business are included in revenues over the premium paying period of the underlying policies. When we acquire blocks of in-force business, we account for these transactions as purchases, and our results of operations include the net income from these blocks as of their respective dates of acquisition. Premium from reinsurance assumed on annuity business generates investment income over time on the assets we receive from the ceding company. We also earn revenues on funding agreements. A deposit received on a funding agreement creates income to the extent we earn an investment return in excess of our interest payment obligations thereon.

•	Our investment income includes interest earned on our fixed income investments and income from funds withheld at interest under modified coinsurance agreements or coinsurance funds withheld agreements. Realized gains and losses include gains and losses on investment securities that we sell during a period, write downs of securities deemed to be other than temporarily impaired and foreign currency exchange gains and losses.
Expenses
          We have six principal types of expenses: claims and policy benefits under our reinsurance contracts, interest credited to interest sensitive contract liabilities, acquisition costs and other insurance expenses, operating expenses, collateral finance facilities expense and interest expense.
•	Reserves for claims and future policy benefits are our estimates of what we expect to pay in claims and policy benefits and related expenses under the contract or policy. From time to time, we may change the reserves if our experience leads us to believe that benefit claims and expenses will ultimately be greater than the existing reserve. We report the change in these reserves as an expense during the period when the reserve or additional reserve is established.

•	For our annuity-type reinsurance products, we record a liability for interest sensitive contract liabilities, which represents the amount ultimately due to the policyholder. We credit interest to these contracts each period at the rates determined in the underlying contract, and the amount is reported as interest credited to interest sensitive contract liabilities on our consolidated statements of income (loss).

•	Acquisition costs consist principally of commissions, certain internal expenses related to our policy issuance and underwriting departments and other variable selling expenses. These costs are dependent on the structure, size and type of business written. These costs are deferred and amortized over future periods based on our expectations as to the emergence of premiums or future gross profits from the underlying contracts.

•	Operating expenses consist of salary and salary related expenses, legal and professional fees, rent and office expenses, directors’ expenses, insurance and other similar expenses.

•	Collateral finance facilities expense includes costs incurred on our Regulation XXX funding arrangements and other collateral finance facilities.

•	Interest expense consists of interest charges on our long-term debt.
Other Factors Affecting Profitability
          We seek to generate profits from two principal sources. First, in our Life Reinsurance business, we seek to receive reinsurance premiums and financial reinsurance fees that, together with income from the assets in which those premiums are invested, exceed the amounts we ultimately pay as claims and policy benefits, acquisition costs and ceding commissions. Second, within our investment guidelines, we seek to maximize the return on our unallocated capital. The following factors affect our profitability:
•	our ability to manage our assets and liabilities and to control investment and liquidity risk;

•	changes in our assessment of the ability to realize deferred tax assets;

•	the volume and type of new business we write;

•	volume and amount of death claims incurred and lapse experience;

•	our ability to assess and price adequately for the risks we assumed;

•	the mix of different types of business that we reinsure, because profits on some lines of business emerge later than on other lines; and

•	our ability to control expenses.
          The primary factor affecting profitability in fiscal year 2007 has been other-than-temporary impairment charges relating to our sub-prime and Alt-A securities. These securities are primarily held by two bankruptcy remote special purpose reinsurers, Ballantyne Re and Orkney Re II, which have financed a large portion of our Regulation XXX statutory reserves. We consolidate these entities for U.S. GAAP reporting purposes. As sub-prime and Alt-A loan performance deteriorated, the market became increasingly illiquid and unbalanced, with an absence of buyers, causing market prices to decrease which created a decline in the estimated fair value of our bonds below their amortized cost. We expect delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the future. Tranches of securities will experience losses according to the seniority of the claim on the collateral, with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss.
          In addition, our profits can be affected by a number of other factors that are not within our control. Other external factors that can affect profitability include mortality experience that varies from our assumed mortality. In addition, while death claims are reasonably predictable over a period of many years, claims become less predictable over shorter periods and are subject to potential significant fluctuation from quarter-to-quarter and year-to-year. Other factors include changes in regulation or tax laws which may affect the attractiveness of our products or the costs of doing business and changes in foreign currency exchange rates.
Financial Measures
          The most important factors we monitor to evaluate our financial condition and performance include:
•	Financial condition: liquidity to ensure adequate resources are available to meet our normal operating cash flow needs and book value per share to maximize returns to shareholders;

•	Operations: premiums, changes in the number of treaties and life insurance in-force, investment results, claim frequency and severity trends, claims and benefit ratio and acquisition and expense ratios and operating earnings per share; and

•	Investments: credit quality/experience, concentration risk, stability of long-term returns, cash flows and asset and liability duration.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
Operations	2007	2006	2005
Traditional life reinsurance in-force (U.S. dollars in millions)	$970.3	$1,022.9	$1,025.8
Lives covered (in millions)	13.0	14.3	13.5
Average benefit per life	$74,896	$71,440	$75,757
Benefit ratio	77.0%	78.4%	70.5%
Acquisition expense ratio	17.7%	18.4%	19.0%

Financial Condition
Liquidity (U.S. dollars in millions)*	$399.6	$27.8	$327.9
Return on equity	(36.8)%	(32.9)%	13.0%
Book value per ordinary share	$3.24	$15.39	$21.48

*	This amount represents liquidity in excess of liquidity held by our insurance operating subsidiaries and includes cash and marketable securities as well as $275.0 million available under the Stingray facility as at December 31, 2007 (2006 — $2.0 million and 2005 — $275.0 million). See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Analysis—Liquidity.”

General Conditions and Trends Affecting Our Business
          In recent years, our business has been, and we expect will continue to be, influenced by a number of industry-wide trends and conditions.
          Volatility in Credit Markets. During the latter half of 2007 and continuing into the first half of 2008, credit markets experienced sharply reduced liquidity, higher volatility and widening credit spreads across asset classes mainly as a result of marketplace uncertainty arising from higher defaults in sub-prime and Alt-A residential mortgage loans. In connection with this uncertainty, we believe investors and lenders have retreated from many investments in asset-backed securities including those associated with sub-prime and Alt-A residential mortgage loans, as well as types of debt investments with weak lender protections or those with limited transparency and/or complex features which hindered investor understanding. At the same time, investors shifted emphasis towards safety, pushing up the demand for U.S. Treasury instruments. These credit market conditions in 2007 contributed to an unexpectedly large increase in realized investment losses in our $7.6 billion investment portfolio of fixed maturity securities reflecting widening spreads in our mortgage-backed and asset-backed securities, partially offset by the effects of a lower risk-free interest rate environment, contributing to the sharply higher level of impairments on our investment portfolio. The continued volatility during the first half of 2008 in the valuation of our investments in fixed income securities, especially our holdings of sub-prime and Alt-A residential mortgage-backed securities, has driven further impairments on our investment portfolio as credit spreads widened further. We expect to experience continued volatility in the valuation of our investments in fixed maturity securities, as well as a generally higher level of credit-related investment losses, including additional impairments on our investment portfolio. In addition, a weakening in the economic environment could lead to increased credit defaults. See “Management’s Discussion and Analysis of Financial Condition and Results of Operation—Financial Condition—Investments.”
          Highly-Leveraged Business. Regulation XXX requires life insurers and reinsurers to establish additional statutory reserves for term life insurance policies with long-term premium guarantees, which increases the capital required to write these products. We have established a number of Regulation XXX facilities to fund our Regulation XXX collateral requirements. A substantial portion of the assets held by Orkney Re II and Ballantyne Re are invested in sub-prime and Alt-A mortgage-backed securities, which have significantly declined, and continue to decline, in value, thereby reducing the funds available to such entities to support their reinsurance obligations to our United States domiciled insurance subsidiaries. Such subsidiaries’ statutory capital may be significantly reduced if Orkney Re II and Ballantyne Re are unable to provide the required collateral to support our statutory reserve credit and we could not find an alternative source for collateral. As a result of our current ratings and financial condition, it would be difficult to obtain such alternative sources of capital. In addition, emerging lapse and mortality experience within the HSBC II block of business and the resulting strain on our liquidity from increased collateral requirements may result in additional negative impact on our capital in 2008. The HSBC II facility requires us to provide assets in trust based upon certain assumptions including assumed future mortality and lapse rates. Mortality and lapse rates are periodically reviewed in light of emerging experience. During 2007, we contributed additional assets in trust based upon emerging mortality and lapse experience for the block of business. It is possible that future experience could require us to further increase assets in trust which would result in a strain on our liquidity position.
          Interest Rate Fluctuations. Our principal interest sensitive products are deferred annuities, which are interest rate sensitive instruments.  In an interest rate environment of falling or stable rates, our annuity holders are less likely to seek to surrender their annuities prior to maturity to seek alternative, higher-yielding investments. However, in an environment of moderately or significantly increasing rates, such surrenders should be expected to increase. As of December 31, 2007, the existence of surrender fees and the lower interest rate environment acts as a deterrent against surrenders. However, if interest rates climb sufficiently, such fees may not have a significant deterrent effect.  In the event of a substantial increase in surrenders during a short period of time, we may have to sell off longer-term assets to pay current surrender liabilities. We continually develop strategies to address the match between the timing of its assets and liabilities. The deferred annuities also provided guaranteed minimum interest rates. In an interest environment of falling rates, as was the case for 2007, interest spreads realized on the business may be compressed by the required guaranteed interest rates as positive cash flow is invested in lower yielding assets.
          Life Reinsurance. We bear four principal classes of risk in our life reinsurance products (i) mortality risk, (ii) investment risk, (iii) persistency risk, and (iv) counter-party risk.

(i)	Mortality Risk – Mortality risk is the primary risk transferred in most of our life reinsurance agreements. While we maintain a significant amount of expertise related to mortality expectations, actual claim results will exhibit a moderate amount of volatility on a period by period basis related to the number and average size of reported deaths during a given accounting period. During 2007, actual claims in our Life Reinsurance North America Segment were approximately 96% of our current best estimate of mortality. The favorable experience during 2007 was driven by consistently favorable results throughout the year on the acquired ING block of business as well as favorable results on the organic block. The favorable mortality in 2007 was a turnaround from 2006 when overall North America claims results ran at about 104% of expectation. Both years results fall within the expected reasonable range of variation for the North America business.

(ii)	Investment Risk – Our asset portfolio consists predominantly of investments in fixed and floating-rate debt securities with stated maturity dates, the fair value of which are sensitive to changes in both the general level of interest rates and credit spreads representing perceived risk of default. In general, we manage our investment portfolio so as to minimize the duration gap between our assets and liabilities, in order to reduce our exposure to changes in interest rates. If the duration of our assets does not properly match that of our liabilities, we risk earning less interest on our assets than expected, thereby preventing us from satisfying our guaranteed fixed benefit obligations, or having to sell assets at an unfavorable time to meet policyholder surrenders or withdrawals. Our investment portfolio includes mortgage-backed securities, known as MBS’s, and collateralized mortgage obligations, known as CMO’s. As of December 31, 2007, MBS’s and CMO’s constituted approximately 19.3% of our invested assets (at December 31, 2006 - 21.4%). As with other fixed income investments, the fair value of these securities will fluctuate depending on market and other general economic conditions and the interest rate environment; however, changes in interest rates can also expose us to prepayment risks on these investments, as during periods of declining interest rates, mortgage prepayments generally increase and MBS’s and CMO’s are prepaid more rapidly, requiring us to reinvest the proceeds at the then-current market rates, which may not be favorable. Recently, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions. We have exposure to the sub-prime market as a result of securities held in our investment portfolio, as described in more detail under “Financial Condition—Structured Securities Backed by Sub-prime and Alt-A Residential Mortgage Loans.” Due to these recent developments, especially in the sub-prime sector, we have suffered significant realized and unrealized investment losses; as the market for these securities continues to be highly volatile and illiquid, there is a risk that these investment values may further decline, which may adversely affect our financial condition. Also, declines in the value of our investments that provide collateral for reinsurance contracts would require us to post additional collateral.

(iii)	Persistency Risk – Persistency risk relates to variation in financial results associated with more or less policyholders choosing to lapse their policies than planned. The impact of lapse rates varies significantly by a number of factors including plan of insurance, treaty, and policy year. As such, one can not generalize that higher lapse rates represent a positive or negative event. During 2006 and 2007 persistency has generally been stronger than previously assumed. Much of this relates to the flattening of direct life insurance rates which has reduced the incentive for replacement activity in the direct market. The stronger persistency is favorable to our long term value, but does also result in higher capital and collateral requirements to back the larger amount of in-force that persists. During the past two years we have also observed differences in the distribution of lapse rates in the acquired ING block of business relative to the assumptions contemplated in the Purchase Generally Accepted Accounting Principles (“PGAAP”) reserves. Effectively business with relatively higher margins is lapsing somewhat faster than planned while lower margin business is exhibiting higher persistency. This results in an erosion in margin on the block of business for which the impact is accelerated by the mechanics of the PGAAP reserve mechanisms. It should be noted that this impact is driven by differences in early policy year lapse rates on level term business by underlying policyholders and does not relate to our ratings or perceived creditworthiness.

(iv)	Counter-party Risk – We take on counterparty risk from external parties with whom we retrocede business to. During 2006 and 2007 we had no losses associated with retrocession counter-party risk on any of our excess retrocession programs. Within the acquired ERC block of business there are several first-dollar retrocession pools which cede a quota share of the business to a pool of external parties. During 2007 we negotiated an extra contractual recapture of the quota share retrocession to one of those external parties. As a result of that recapture we wrote off approximately $4.5 million of outstanding reinsurance recoverables from that external party. The entire amount of that write off was covered by a previously established valuation allowance.
Critical Accounting Policies
          Given the nature of our business, our accounting policies require the use of judgments relating to a variety of assumptions and estimates. Because of the inherent uncertainty in the estimates underlying these accounting policies under different conditions or assumptions, the amounts reported in our financial statements could be materially different. Our accounting policies are described in Note 2 “Summary of Significant Accounting Policies” in the Notes to Consolidated Financial Statements. For all of these policies, we caution that future events rarely develop exactly as forecast, and management’s best estimate may require adjustment.
          These consolidated financial statements do not give effect to any adjustments to recorded amounts and their classification, which would be necessary if we were unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.
Consolidation of Variable Interest Entities
          In accordance with FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities – An Interpretation of ARB No. 51 (“FIN 46R”), various collateral financing facilities structures maintained by us (including both Ballantyne Re and Orkney Re II which are non-recourse and bankruptcy remote special purpose reinsurance vehicles domiciled in Ireland) are considered to be variable interest entities and we are deemed to hold the primary beneficial interest. As a result, these vehicles have been consolidated in our financial statements as more fully described in Note 7 “Collateral Finance Facilities and Securitization Structures” in the Notes to Consolidated Financial Statements. Our consolidated balance sheets include the assets of Ballantyne Re, Orkney Re II and the other collateral facilities structures, recorded as fixed maturity investments, other invested assets, and restricted cash and cash equivalents, with the liability for the notes recorded as collateral finance facilities. Our consolidated statements of income (loss) include the revenues and expenses of these structures including other-than-temporary impairments of sub-prime assets which is reflected in net realized investment losses and the cost of the facility is reflected in collateral finance facility expense. Our consolidated net loss for the year ended December 31, 2007, included net losses of $543 million and $115 million for Ballantyne Re and Orkney Re II, respectively. Our consolidated net loss for the year ended December 31, 2006 included net losses of $187.5 million for Ballantyne Re and net income of $2.3 million for Orkney Re II.
Investment Valuation and Impairments
          Our investments in fixed maturity and preferred stock securities are classified as available-for-sale, and are reported at their estimated fair value. The fair value of fixed maturity investments is calculated using independent pricing sources which utilize brokerage quotes, proprietary models and market based information. For fixed maturity securities that are not actively traded, fair values are estimated using values obtained from independent pricing sources. The fair value estimates are made at a specific point in time, based on available market information and judgments about financial instruments, including estimates of the timing and amounts of expected future cash flows and the credit standing of the issuer or counterparty. Factors considered in estimating fair value include: coupon rate, maturity, estimated duration, call provisions, sinking fund requirements, credit rating, industry sector of the issuer, and quoted market prices of comparable securities. The use of different methodologies and assumptions may have a material effect on the estimated fair value amounts.
          There are risks and uncertainties associated with determining whether declines in the fair value of investments are other-than-temporary. These include subsequent changes in general economic conditions, as well as specific business conditions affecting particular issuers, future financial market effects such as interest rate spreads, future rating agency actions and significant accounting, fraud or corporate governance issues that may adversely affect certain investments. Other significant estimates and assumptions that we use to estimate the fair values of securities include projections of expected future cash flows and pricing of private securities. We continually monitor developments and update underlying assumptions and financial models based upon new information.

          Our primary investments are in fixed maturity securities, including corporate and government bonds, asset and mortgage-backed securities. Determining whether a decline in current fair values is other than a temporary decline in value for securities classified as available-for-sale involves a variety of assumptions and estimates, Our review of the Company’s fixed maturity and equity securities for impairments is conducted in accordance with Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and related accounting guidance including Financial Accounting Standards Board (“FASB”) Staff Position FAS115-1/124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, and Emerging Issues Task Force Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased and Retained Interests in Securitized Financial Assets” (“EITF 99-20”) For non-structured securities, our review includes an analysis of the total gross unrealized losses. For structured securities our review includes best estimate cash flow simulations of projected principal losses. Additional factors involved in the determination of potential impairment include credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, and interest rates.
          For certain investments in beneficial interests in securitized financial assets of less than high quality with contractual cash flows, including asset-backed securities, EITF 99-20 requires a periodic update of our best estimate of cash flows over the life of the security. If the fair value of an investment in beneficial interests in a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of estimated cash flows since the last revised estimate, considering both their timing and amount, an other-than-temporary impairment charge is recognized.
          In determining whether an other-than-temporary decline in value has occurred, U.S. GAAP requires that we evaluate, for each impaired security where the estimated fair value is less than its amortized cost, whether we have the intent and ability to hold the security for a reasonable time for a forecasted recovery of the fair value up to the amortized cost of the investment. This requires us to consider our capital and liquidity requirements, any contractual or regulatory obligations, and the implications of our strategic initiatives that might indicate that impaired securities may need to be sold before the forecasted recovery of fair value occurs. The following matters were considered in evaluating our intent and ability to hold impaired securities as of December 31, 2007:
          (i) Intent to Sell Our Businesses and Related Investment Portfolios - On February 22, 2008, we announced our intent to sell the Life Reinsurance International Segment and Wealth Management business and recently entered into definitive agreements for each of these transactions. Additionally, on April 4, 2008, we announced our intent to sell the Life Reinsurance North America Segment. For accounting purposes, these business sales change our intent to hold the impaired securities within the related investment portfolios.
          (ii) Going Concern Uncertainties - As a result of declines in the fair value of our invested assets, which contain a significant concentration of sub-prime and Alt-A residential mortgage-backed securities, we have experienced deteriorating financial performance and a worsening liquidity and collateral position. Our liquidity is insufficient to fund our future needs and, without additional sources of capital or the successful completion of the actions resulting from our change in strategic focus, is currently projected to be exhausted by the first quarter of 2009. These conditions raise substantial doubt about our ability to continue as a going concern and adversely impact our ability to retain impaired securities to their expected recovery of fair value.
          (iii) ING Assignment – As part of our efforts to alleviate the collateral requirements of our reinsurance operating subsidiaries, we have executed an Assignment Letter of Intent with ING to assign and novate the reinsurance and trust agreements between SRUS and Ballantyne Re to ING. This assignment will adversely impact our ability to restrict the sale of impaired securities within this securitization structure as the investment management agreements and associated consent rights are expected to be amended as part of the transaction.
          As a result of the foregoing conditions, our intent and ability to hold securities with unrealized losses for a period of time sufficient to allow for a recovery in their value has changed as of December 31, 2007. In accordance with SFAS No. 115, we recorded $780.3 million as part of net realized investment losses in the Consolidated Statements of Income (Loss) during the fourth quarter of 2007 to recognize other-than-temporary impairments in securities that we no longer can positively assert our intent and ability to hold to recovery of fair value.

Derivatives
          All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS No. 133”). The accounting for changes in the fair value of standalone derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statements of income (loss). The gains or losses on derivatives designated as a hedge of our interest expense on floating rate securities is included in interest expense. The gain or loss on embedded derivatives are included as a separate line item in the consolidated statements of income (loss).
          Our funds withheld at interest arise on modified coinsurance and fund withheld coinsurance agreements. Derivatives Implementation Group Issue No. B36 “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies.
          Related to this, we also carry equity-indexed life reinsurance contracts, with account values credited with a return indexed to an equity index rather than established interest rates. Under Derivatives Implementation Group Issue No. B10 “Embedded Derivatives: Equity-Indexed Life Insurance Contracts”, these transactions contain embedded derivatives.
          The fair value of these embedded derivatives at December 31, 2007 was a liability of $131.5 million (2006- $87.9 million) and is included in other liabilities. The change in fair value of embedded derivatives is reported in the income statement under the caption “Change in value of embedded derivatives, net.”
Assessment of Risk Transfer for Structured Insurance and Reinsurance Contracts
          For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, we generally develop expected discounted cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for using the deposit method. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to premiums written or losses incurred in the statement of operations and any non-refundable fees earned based on the terms of the contract.
          For each of our reinsurance contracts, we must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. We must review all contractual features, particularly those that may limit the amount of insurance risk to which we are subject to or features that delay the timely reimbursement of claims. If we determine that a contract does not expose us to a reasonable possibility of a significant loss from insurance risk, we record the contract on a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on our consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.
Estimates of Premiums
          For our traditional life reinsurance business, we estimate assumed premiums using actuarial model projections at the treaty level. Consistent with reinsurance industry practices, these models use the most recent policy level data available from our ceding companies and our estimate of new business for treaties still open to new business. The estimated premiums from the models are then compared to historical trends in reported assumed premiums by treaty and other information and adjusted if appropriate. Actual results could differ materially from these estimates. We continue to enhance the automation of both our assumed premium accruals and retrocession premium estimates. The adjustments in a given period have generally not been significant to the overall premiums or results of operations.

          In respect of premium accrual estimates for the year ended December 31, 2006 we recorded subsequent adjustments totaling $7.1 million which resulted in higher premiums in the year ended December 31, 2007. The impact on net income of these adjustments was immaterial given that we had offsetting reserves and allowances against the premium accrual. We consider these adjustments to our premium accruals to have been within management’s expectation of the normal variability of such an estimate and the impact on net income from these adjustments was immaterial.
          During the three and six months ended June 30, 2006 we made an adjustment to revise our premium accrual estimates by $8.0 million in the context of a total premium accrual of $221.0 million as of December 31, 2005. The impact on net income of this adjustment was immaterial given that we had offsetting reserves and allowances against the premium accrual. We consider this revision of premium accrual to have been within management’s expectation of the normal variability of such an estimate.
          The adjustment of $8.0 million was comprised of two adjustments of $4.0 million each and related primarily to the newly acquired ING block in December 2004. In respect of the first $4.0 million adjustment, we conducted a review of the policy administration data provided to us by ING in the first year post acquisition of the block, which exhibited unusual premium levels as a result of two policy years of data being received together. This data had been used for trend purposes for the accrual estimate as of December 31, 2005. Based on actual cash received and the analysis of the data, we determined a different trend on which to base our premium accrual and, consequently, reduced our premium accrual estimate by $4.0 million.
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
          In total, a net impact of $4.0 million on premium accrual adjustments for the Life Reinsurance North America Segment for the year ended December 31, 2006 was recorded in the context of a total premium accrual of $242.0 million as of December 31, 2005. This represented revisions to all premium accrual estimates recorded in that year, inclusive of the aforementioned $8.0 million recorded in respect of the ING block. The impact on net income of these adjustments was immaterial given that we had offsetting reserves and allowances against the premium accrual. We consider this revision of premium accrual to have been within management’s expectation of the normal variability of such an estimate.
          Based on historical experience, the creditworthiness of ceding companies and our contractual right of offset, uncollectible assumed premium amounts have been infrequent and not material. Any provision for doubtful accounts would be recorded on a specific case-by-case basis.
Valuation of Present Value of In-force Business
          Present value of in-force business (PVIF) is established upon the acquisition of a block of business and is amortized over the expected life of the business at the time of acquisition. The amortization each year will be a function of the ratio of annual gross profits or revenues to total anticipated gross profits or revenues expected over the life of the business, discounted at the assumed net credited rate (4.9% for 2007 and 2006). The determination of the initial value and the subsequent amortization require management to make estimates and assumptions regarding the future business results and such estimates could differ materially from actual results. Estimates and assumptions involved in the PVIF and subsequent amortization are similar to those used in the establishment and amortization of DAC. Currently, all PVIF relates to our traditional life reinsurance business, or SFAS No. 60 traditional life business. As a result, these assumptions are not revised after acquisition unless the PVIF balance is deemed unrecoverable by the loss recognition testing process. Absent a premium deficiency, which could be caused by unfavorable mortality experience, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes. Loss recognition testing over the last several years has indicated that no unlocking of assumptions on the PVIF was necessary nor is it currently expected to be necessary in the near future.

          The determination of the initial value and the subsequent amortization require management to make estimates and assumptions regarding the future business results that could differ materially from actual results.
Reserves for Future Policy Benefits
          Liabilities for future policy benefits for long term insurance products are computed based on expected investment yields, mortality and lapse rates, and other assumptions, including provisions for adverse deviation in claims and investment yields in accordance with the provisions of SFAS No. 60 “Accounting and Reporting by Insurance Enterprises”. These assumptions are primarily based on historical experience and information provided by ceding companies and are locked in at issue with periodic review against experience. During the periodic review process, using loss recognition testing, we determine whether actual and anticipated experience indicate that the existing policy reserve together with the present value of future gross premiums are sufficient to cover the present value of future benefits, maintenance expenses and to recover unamortized acquisition costs. Loss recognition testing conducted in the last several years has indicated that no unlocking of assumptions on the SFAS No. 60 liabilities is necessary. Because of the many assumptions and the long term nature of the business, the reserving process is inherently uncertain and actual results could differ materially from expected.
          We primarily rely on our own valuation and administration systems to establish reserves for future policy benefits. The reserves for future policy benefits may differ from those established by ceding companies due to the use of different assumptions, based principally on actual and anticipated experience, including industry experience and standards. We rely on our ceding companies, however, to provide accurate policy level data, including face amount, age, duration and other characteristics as well as underlying premiums and claims. This data constitutes the primary information used to establish reserves for essentially all of our future policy benefits. The use of reinsurance intermediaries in our transactions with ceding companies has been infrequent. In the few instances in which intermediaries are involved, we receive data from the intermediary in a similar timeframe as if received directly from the ceding company.
          The estimate of claims payable for incurred but not reported losses varies by major block of policies assumed. Those estimates are determined using some or all of the following: studies of actual claim lag experience, best estimates of expected incurred claims in a period, actual reported claims, and best estimates of incurred but not reported losses as a percentage of current in-force. We update our analysis of incurred but not reported losses, including lag studies, on a quarterly basis and adjust our claim liabilities accordingly. The time lag from the date of claim to when the ceding company reports the claim to us can vary significantly by both ceding company and individual claim, but generally averages 2 months.
          In the underwriting process, we perform procedures to evaluate the ceding company’s process for compiling and reporting data. After entering into a reinsurance contract, we work closely with our ceding companies to help ensure information submitted by them is in accordance with the underlying reinsurance contracts. Additionally, we have a dedicated compliance team that performs extensive audits, including on-site audits and desk reviews, of the information provided by ceding companies. In addition to ceding company audits, we routinely perform analysis, at a treaty level, to compare the actual results of ceding companies against initial pricing and expected results. Generally, there have been few disputes or disagreements with ceding companies and most are resolved through normal administration procedures.
          The development of policy reserves for our products requires management to make estimates and assumptions regarding mortality, lapse, expense and investment experience. Interest rate assumptions for individual life reinsurance reserves range from 2.5% to 7.0% during 2007 (2.5% to 7.0% during 2006). The credited interest assumptions for deferred annuities ranged from 2.7% to 5.6% during 2007 (2.7% to 6.1% during 2006).
Capitalization and Amortization of Deferred Acquisition Costs
          Costs of acquiring new business, which vary with and are primarily related to the production of new business, have been capitalized and amortized in our financial statements as Deferred Acquisition Costs (“DAC”) to the extent that such costs are deemed recoverable from future premiums or gross profits. Such costs include commissions and allowances as well as certain costs of policy issuance and underwriting. Some of the factors that can affect the carrying value of DAC include mortality assumptions, interest spreads and policy lapse rates. We perform periodic tests to determine the recoverability of DAC and, if financial performance of the underlying treaties significantly deteriorates to the point where a premium deficiency exists, the cumulative amortization is re-estimated and adjusted by a cumulative charge or credit to current operations.
          DAC related to SFAS No. 60 traditional life reinsurance contracts is amortized over the entire premium paying period in proportion to the present value of expected future gross premiums. The present value of expected future gross premiums is based upon the premium requirement of each policy and assumptions for mortality, persistency and investment return at treaty issuance. The assumptions are not revised after treaty issuance unless the DAC balance is deemed unrecoverable by the loss recognition testing process. Absent a premium deficiency, variability in amortization after policy issuance or acquisition is caused only by variability in premium volumes. Loss recognition testing conducted over the last several years has indicated that no unlocking of assumptions on the SFAS No. 60 related DAC balance was necessary nor is it currently expected to be necessary in the near future.
          DAC related to interest-sensitive life and investment-type contracts is amortized over the lives of the contracts, in relation to the present value of estimated gross profits (“EGP”) from mortality, investment income, and expense margins. The EGP for asset-intensive products includes the following components: (1) estimates of fees charged to policyholders to cover mortality, surrenders and maintenance costs; (2) expected interest rate spreads between income earned and amounts credited to policyholder accounts; and (3) estimated costs of administration. EGP is reduced by our estimate of future losses due to defaults in fixed maturity securities. DAC is sensitive to changes in assumptions regarding these EGP components and any change in such an assumption could have an effect on our profitability. We periodically review the EGP valuation model and assumptions so that the assumptions reflect management’s best estimate. Consequently, the level of DAC reported by us reflects the current best estimate regarding the projection of future EGPs.
          As a reinsurer of interest-sensitive life and investment-type contracts, we assume treaties with a unique set of product characteristics. These unique product characteristics, combined with the age of the treaty, either increase or decrease the impact changes in spreads, lapses or mortality have on the projected EGP. Since each treaty has different characteristics and is in a different stage in its treaty life cycle, it is difficult to make general statements as to the level and likelihood of changes in amortization due to changes in assumptions.
          For the block as a whole, management considers two assumptions to be most significant for the interest sensitive business on our balance sheet: (1) estimated interest spread, and (2) estimated future policy lapses. In the event that spread increases, we would amortize our DAC at a faster rate as actual gross profits would exceed EGP. In the event spread decreases, we would amortize our DAC at a slower rate. Lapse assumption changes would impact DAC by increasing or decreasing the fund value upon which our spread is earned. If we believe that either spread or lapse assumption variations are other-than-temporary, we will make an assumption change that will result in unlocking of the DAC balance.
          In general, a change in assumption that improves our expectations regarding EGPs will increase expected earnings and the current DAC balance (favorable locking). Conversely, a change in assumption that decreases EGP will have the effect of reducing expected earnings and lowering the DAC balance (unfavorable locking). The likelihood of the favorable or unfavorable unlocking for all policies for all treaties in the same direction on a permanent basis is not likely. Each interest sensitive treaty is analyzed separately every quarter for changes in assumptions. The impact on DAC from unlocking for the last six quarters has ranged from 5.4% favorable unlocking to a 1.3% unfavorable unlocking. The current DAC balance for the interest sensitive business is $154.0 million.
          The amortization of deferred acquisition costs for our products requires management to make estimates and assumptions regarding mortality, lapse, expenses and investment experience. Such estimates are primarily based on historical experience and information provided by ceding companies. Actual results could differ materially from those estimates. Management monitors actual experience, and should circumstances warrant, will revise its assumptions and the related reserve estimates.
Retrocession Arrangements and Amounts Recoverable from Reinsurers
          We generally report retrocession activity on a gross basis. Amounts paid or deemed to have been paid for reinsurance are reflected in reinsurance ceded receivables. The cost of reinsurance related to long-duration contracts is recognized over the terms of the reinsured policies on a basis consistent with the reporting of those policies.

          In the normal course of business, we seek to limit our exposure to loss on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance contracts. In the Life Reinsurance North America Segment, we retain a maximum of $5.0 million of coverage per individual life. In certain limited situations, due to the acquisition of in force blocks of business, we have retained more than $5.0 million per individual policy. In total, there are three such cases of over-retained policies, for amounts averaging $0.7 million over our normal retention limit. The largest amount over-retained on any one life is $5.9 million. In the Life Reinsurance International Segment, we retain a maximum of $1.2 million of coverage per individual life. In certain limited situations, due to historical administrative deficiencies, we have retained more than $1.2 million per individual policy. In total, there are 565 such cases of over-retained policies, for amounts averaging $0.8 million over our normal retention limit. The largest amount over-retained on any one life is $5.1 million. We have a number of retrocession arrangements whereby certain business in force is retroceded on an automatic or facultative basis. We also retrocede most of our financial reinsurance business to other insurance companies to alleviate statutory capital requirements created by this business.
          Retrocessions are arranged through our retrocession pools for amounts in excess of our retention limit. As of December 31, 2007, all rated retrocession pool participants followed by the A.M. Best Company were rated “A-” or better.
          We have never experienced a material default in connection with retrocession arrangements, nor have we experienced any difficulty in collecting claims recoverable from retrocessionaires; however, no assurance can be given as to the future performance of such retrocessionaires or as to recoverability of any such claims.
Interest Sensitive Contract Liabilities
          SFAS No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS No. 97”), applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality, persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in-force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.
Taxation
          The consolidated income tax expense or benefit is determined by applying the income tax rate for each subsidiary to its pre-tax income or loss in any reporting period, as well as by the valuation allowance recorded during the period. Management assesses and determines quarterly the need for the amount of the valuation allowance in subsequent periods in accordance with the requirements of SFAS No. 109 “Accounting for Income Taxes”, or in accordance with FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). The tax rates for our subsidiaries vary from jurisdiction to jurisdiction and range from 0% to approximately 39%. Our effective tax rate in each reporting period is determined by dividing the net tax benefit (expense) by our pre-tax income or loss. The change in our effective tax rate is due primarily to the amount in any reporting period of pre-tax earnings attributable to different subsidiaries (which changes from time to time), each of which is subject to different statutory tax rates, as well as to the valuation allowance recorded during the period. Pre-tax earnings of certain subsidiaries in any period may be impacted by the amount of various inter-company charges, including but not limited to net worth maintenance fees and other management fees paid to SALIC and to the parent holding company. These fees are charged in accordance with our inter-company charging policy and may be adjusted periodically within limits prescribed by applicable transfer pricing regulations.

          There is presently no taxation imposed on income or capital gains by the Governments of the Cayman Islands (“domestic”) and Bermuda. Our Bermuda companies have been granted an exemption from income, withholding or capital gains taxation in Bermuda until 2016. If any taxation on income or capital gains were enacted in the Cayman Islands, SRGL and SALIC have been granted an exemption until 2028; and The Scottish Annuity Company (Cayman) Ltd. has been granted an exemption until 2024. These companies operate in a manner such that they will owe no U.S. tax other than premium excise taxes and withholding taxes on certain investment income. Additionally, we have operations in various jurisdictions around the world including, but not limited to, the United States, the United Kingdom, Ireland, Singapore and Luxembourg that are subject to relevant taxes in those jurisdictions.
Stock Based Compensation
          Effective January 1, 2006, we adopted SFAS No. 123(R) “Share Based Payment”. In accordance with SFAS No. 123(R), compensation cost is determined on the option grant date using the Black-Scholes model to estimate the fair value of the option. Under SFAS No. 123(R), the grant date for all Time-Based Options is the date the options are issued, while the grant date for all Performance-Based Options is the date the performance criteria are communicated to the option holders, which may occur substantially after the issuance date. Compensation cost, net of estimated pre-vesting forfeitures, is then recognized on a straight-line basis over the requisite service period (vesting period). However, per SFAS No. 123(R), compensation cost for the Performance-Based Options is only recognized when it is probable that the performance criteria will be met. Compensation cost is recognized as a component of operating expenses with a corresponding increase in additional paid in capital.
          The Black-Scholes model incorporates six key factors: (i) the price of our stock on the grant date, (ii) the exercise price of the option, (iii) the expected term of the option, (iv) the expected volatility of our stock, (v) the expected dividend rate and (vi) the risk-free interest rate as of the grant date. Several of these factors (the expected term of the option, the expected volatility of our stock, and the expected dividend rate) incorporate management’s judgment, which could materially impact the fair value of the option. Management has used historical data to estimate the expected term or amount of time between the option grant date and the exercise/cancellation date. The expected term of the option is also used to select the risk-free interest rate as of the grant date. The expected volatility of our stock is based on historical volatility. As we are currently prohibited from declaring any cash dividends, management has used an expected dividend rate of zero in calculating the fair value of the option.
Consolidated Results of Operations
          The following table presents an analysis of our net (loss) income (attributable) available to ordinary shareholders and other financial measure (described below) for the years ended December 31, 2007, 2006, and 2005.

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands, except share data)	2007	2006	2005
Total revenue	$1,505,373	$2,429,500	$2,297,329
Operating (loss) income (1)	(49,754)	(103,888)	118,378
Net (loss) income	(895,742)	(366,714)	130,197
Net (loss) income (attributable) available to ordinary shareholders	(1,025,554)	(376,657)	125,439
Net realized losses	(979,343)	(27,405)	3,738

Loss (earnings) per ordinary share — basic	$(15.24)	$(6.70)	$2.86
Loss (earnings) per ordinary share — diluted	$(15.24)	$(6.70)	$2.64

Book value per ordinary share(2)	$3.24	$15.39	$21.48
Fully diluted book value per ordinary share(3)	$3.89	$15.69	$20.84

(1)	Operating income (loss) is a non-GAAP measure. We define operating income (loss) as income (loss) before income taxes and minority interest before realized gains and losses and the net change in value of embedded derivatives. While these items may be significant components in understanding and assessing our consolidated financial performance, we believe that the presentation of operating income (loss) enhances the understanding of our results of operations by highlighting earnings attributable to the normal, recurring operation of our reinsurance business. However, operating income (loss) is not a substitute for net income determined in accordance with U.S. GAAP.

(2)	Book value per share is calculated as shareholders’ equity less preferred shares divided by the number of ordinary shares outstanding.

(3)	Fully diluted book value per ordinary share is a non-GAAP measure, based on total shareholders’ equity less preferred shares plus the assumed proceeds from the exercise of outstanding options, warrants, and other convertible securities, divided by the sum of shares, options and warrants outstanding, and the number of shares required upon the conversion of convertible securities. We believe that fully diluted book value per ordinary share more accurately reflects the book value that is attributable to an ordinary share.
          The operating loss for the year ended December 31, 2007 was $49.8 million, an improvement of $54.1 million compared to the prior year. The reduction in operating loss, excluding the impact of non-recurring items, was driven by improved operating results in the Life Reinsurance North America Segment, the Life Reinsurance International Segment and lower overall Corporate and Other Segment expenses.
          The net loss attributable to ordinary shareholders increased by 172% to $1,025.6 million, or $15.24 per ordinary share, for the year ended December 31, 2007 compared to a net loss of $376.7 million, or $6.70 per ordinary share, in the same period in 2006. The net loss attributable to ordinary shareholders for year ended December 31, 2007 is primarily the result of realized investment losses arising principally on our sub-prime and Alt-A securities and the change in embedded value of derivatives.
          Our net income (loss) and other financial measures as shown above for the years ended December 31, 2007, 2006 and 2005 have been affected by among other things, the following significant items:
Investment Results and Impairment Charges for Sub-prime and Alt-A Residential Mortgage Securities
          The net realized loss in 2007 was $979.3 million compared to $27.4 million in 2006. In the fourth quarter of 2007, $780.3 million was recognized in connection with other-than-temporary impairment charges as a result of us no longer having the intent and ability to hold impaired securities for a period of time sufficient to allow for a recovery in their fair value.  In determining whether an other-than-temporary decline in value has occurred, U.S. GAAP requires that we evaluate, for each impaired security where the estimated fair value is less than the amortized cost, whether we have the intent and ability to hold the security over a reasonable time for a forecasted recovery of fair value up to the amortized cost of the security. This requires us to consider our capital and liquidity requirements, any contractual or regulatory obligations, and the implications of our strategic initiatives that might indicate that impaired securities may need to be sold before the forecasted recovery of the fair value occurs. As discussed in more detail in Part I, “Overview” above, we have changed our strategic focus and have entered into definitive agreements to sell our Life Reinsurance International Segment and our Wealth Management business and we are currently in the process of selling our Life Reinsurance North America Segment. Additionally, as a result of declines in the fair value of our invested assets, which contain a significant concentration of sub-prime and Alt-A residential mortgage-backed securities, we have experienced deteriorating financial performance and a worsening liquidity and collateral position that raise substantial doubt about our ability to continue as a going concern beyond the short term. Furthermore, as part of our efforts to alleviate the collateral requirements of our reinsurance operating subsidiaries, we executed an Assignment Letter of Intent for the reinsurance agreements between SRUS and Ballantyne Re to ING which will adversely impact our ability to restrict the sale of impaired securities within this securitization structure. Given these conditions, we can no longer assert as of December 31, 2007 that we have the positive intent and ability to hold impaired securities to the forecasted recovery of fair value and as a result have recorded a $780.3 million other-than-temporary impairment charge for the fourth quarter of 2007. We expect to have an additional impairment charge of approximately $751.7 million for the first quarter of 2008.
          Refer to “Management’s Discussion and Analysis—Financial Condition –Impairment Methodology and Realized Losses” for further details on our impairment methodology.

Credit Ratings
          Our current ratings, the ratings of our subsidiaries, along with the ratings on the notes issued by Ballantyne Re and Orkney Re II are negatively impacting our operating expenses and liquidity. Ballantyne Re, Orkney Re II and Orkney I have fees payable to bond insurers that increase as our ratings decrease. At the current time, we are paying the maximum rate, based on these ratings, to the bond insurers. This serves to increase annual expenses by $18.1 million per year over the fee that was in effect at the beginning of each transaction. For Ballantyne Re the payment of this additional fee is deferred, but for Orkney Re and Orkney Re II the additional fee is paid in cash on a quarterly basis, thereby reducing the funds available to make reinsurance payments, fund reserve trusts and make interest payments on the bonds. There is no recourse to us or any of our affiliates for these payments.
          For Ballantyne Re, the Class A-3 Notes ($400.0 million) are auctioned on a weekly basis. Since August 24, 2007 the auction has failed. The Class A-3 Notes provide that, in the event of a failed auction, the rate payable on these notes will be a maximum amount based upon the current LIBOR plus a spread. The spread varies from 1.25-2.00% based upon Ambac’s rating of the Notes. As of year end the spread was 1.25%. Subsequent to year end the bonds were downgraded by Fitch and placed on negative watch, thus increasing the spread to 2.00%. As of June 5, 2008 Standard & Poors downgraded Ambac’s rating, with a negative outlook, and the spread for auctions after that date increased to 2.00%. The increased costs associated with the failed auction and our ratings will negatively impact liquidity of Ballantyne Re by reducing the funds available to make reinsurance payments, fund reserve trusts and make interest payments on the bonds.
          For Clearwater Re, the interest payable on the Notes is tied to the ratings of SALIC and ranges from LIBOR plus 0.85% per annum to LIBOR plus 1.75% per annum. As of December 31, 2007 the ratings of SALIC were such that the rate due on the Notes was LIBOR plus 1.75%. The increased costs associated with these Notes will negatively impact liquidity of Clearwater Re by reducing the funds available to make reinsurance payments, fund reserve trusts and make interest payments on the bonds. We have the responsibility to make any payments that cannot be funded by Clearwater Re, which may negatively impact our liquidity.
Decreased Business Volume
          Net premiums for 2007 continue to be adversely affected by ratings downgrades. New business volumes were significantly decreased in 2007 relative to 2006. This equates to lower income growth in 2008 attributable to new business written in 2007, as compared to 2006 new business. Net premiums for 2006 were adversely affected by our ratings downgrades (which negatively affected new business volume), increased retrocession costs, the adverse effect of certain adjustments in 2006 to revise previous estimates related to premium accrual estimates, estimates for external retrocession premiums due, experience refunds and cedant balance true-ups.
Mortality and Lapse Experience
           Mortality claims experience for the North America business was favorable compared to our internal planning models for 2007. For 2007, net claims for the Life Reinsurance North America Segment were favorable. This was primarily driven by favorable experience on the acquired ING block of business and organically produced business, partially offset by adverse net mortality on the acquired ERC block. The 2007 basis for expected mortality is consistent with the prior years’ planning models. During 2006, we reported adverse mortality to plan. Both 2006 and 2007 results were within the internal range of normal fluctuation for the block of business.
          For both 2006 and 2007 we have experienced moderately adverse lapse experience on the acquired ING block of business. This relates to the mix of lapse rates actually experienced relative to the assumptions locked into our GAAP reserve basis for the block. We have experienced higher rates of lapse on certain segments of the block with low margins and higher rates of lapse on other segments with more favorable margins. The accounting methodology associated with benefit reserves for this block recognizes the small reduction in overall future margins in the current period. It is worth noting that this lapse emergence is not related to our ratings or other company specific factors. Rather it is simply a function of underlying policyholder behavior relative to the assumptions built into the benefit reserve methodology.

Collateral Finance Facilities and Securitization Structures
          On June 25, 2007, proceeds from the issuance of notes in a private offering by Clearwater Re of $365.9 million were used to fund the Regulation XXX excess reserve requirement for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2006 reinsured by SRUS. External investors have committed to funding up to $555.0 million in order to fund the ongoing expected Regulation XXX collateral requirements on this block.
          On September 7, 2007, we terminated HSBC I in connection with the establishment of Clearwater Re. The HSBC I facility originally provided $200.0 million, and as of July 1, 2007, provided $188.5 million, for the purpose of collateralizing reinsurance obligations under inter-company reinsurance agreements. In addition to repaying the $188.5 million notional amount due to HSBC under a total return swap, we paid $2.2 million in fees associated with the early termination of this facility. The total collateral held at December 31, 2006 was $65.0 million, of which $40.0 million was released upon the change in control in 2007. No additional collateral amounts (out of the remaining $25.0 million) were released upon the wind up of HSBC I.
          Pursuant to the terms of the Indenture of the Ballantyne Re transaction, $232.5 million of the Ballantyne Re Class C Notes held by both the Company and external investors, including principal and accrued interest, were written off on November 30, 2007. On a consolidated basis, this resulted in a reduction in collateral finance facilities liabilities and a realized non-cash gain of $27.1 million, comprising $20.0 million of principal, net of the write-off of the premium and discount values, and $7.1 million of accrued interest, on the extinguishment of third party debt in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities”. This was not deemed a reconsideration event under FIN No. 46R “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51” (“FIN 46R”), as there was no change to the governing agreements nor the contractual arrangements of the securitization.
Higher Operating Costs
          In both 2007 and 2006, a higher level of operating cost was incurred. In 2007, higher costs were primarily due to expenses related to the 2007 New Capital Transaction, in particular, costs triggered by the change-in-control employee bonuses relating to completion of the 2007 New Capital Transaction, severance payments and recognition of all previously unrecognized compensation expense for stock options and restricted share awards. In 2006, additional operating cost resulted from an increased headcount as corporate positions were added due to growth in the segment, along with severance, legal fees, directors’ fees and other costs related to due diligence and the potential sale of the Company that could not be capitalized.
          On July 18, 2007, our shareholders approved and adopted the Scottish Re Group Limited 2007 Stock Option Plan (“2007 Plan”). The 2007 Plan provides for the granting of stock options to eligible employees, directors and consultants. The total number of our shares reserved and available for issuance under the 2007 Plan is 18,000,000. On July 18, 2007, we issued 10,620,000 options — 2,250,000 options to directors and 8,370,000 options to eligible employees. Of the 10,620,000 options issued on July 18, 2007, 6,535,000 are Time-Based Options and 4,085,000 are Performance Based options. The terms and conditions for the Performance-Based Options that were due to vest on December 31, 2007 were approved by the Compensation Committee on December 13, 2007 and subsequently communicated to eligible employees on December 14, 2007. At that time, in accordance with SFAS No. 123(R) “Share Based Payment” (“SFAS No. 123 (R)”), we were able to determine a grant date, calculate the fair value and recognize the expense of the Performance-Based Options. Based on this, of the 4,085,000 Performance Based Options issued on July 18, 2007, none were considered granted on July 18, 2007 as the terms and conditions had not yet been communicated to eligible employees. Upon approval of the Compensation Committee, 801,000 of the 4,085,000 Performance Based Options approved on July 18, 2007 were deemed granted on December 14, 2007.
          During the period July 19, 2007 to December 31, 2007, we granted an additional 850,000 Time Based Options and an additional 170,000 Performance Based Options to eligible employees. As at December 31, 2007, 3,666,000 Performance Based Options were approved but are not included in the tables as granted in Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements as we do not have a grant date to calculate the fair value in accordance with SFAS No. 123 (R).

          We incurred a non-cash expense of $10.0 million in stock option expense related to the 2007 Stock Option Plan for the year ended December 31, 2007. The weighted average exercise price for outstanding options in the 2007 Plan at December 31, 2007 is $4.51.
Taxation
          Income tax benefit for the year ended December 31, 2007 was $157.6 million compared to a $220.6 million expense in 2006. The benefit is primarily related to the release of a $136.8 million valuation allowance on deferred tax assets associated with net operating loss carryforwards and $34.8 million of other current year movements in the deferred taxes associated with the U.S. consolidated tax life group. The release of the valuation allowance principally relates to significant current year taxable income generated from the redomestication of Orkney I from South Carolina to Delaware, which occurred in May 2007. The net operating losses carryforwards utilized to offset the taxable income generated from the redomestication were previously written down via a valuation allowance, thus the utilization of these losses resulted in an offsetting valuation allowance release.
Section 382 Event
          The investments made by MassMutual Capital and Cerberus on May 7, 2007 qualify as a change in ownership under Section 382 of the Code. Section 382 operates to limit the future deduction of net operating losses that were in existence as of the change in ownership. As a result of this limitation, we have written off $142.6 million of net operating losses that we will be unable to utilize prior to expiration with respect to its U.S. entities. Because we had previously established a valuation allowance against these net operating losses, there is not a significant tax expense associated with Section 382 limitations.
Redomestication of Orkney I
          In May 2007, we redomesticated Orkney I to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney I and our principle U.S. operating subsidiary, SRUS, subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. The valuation allowance previously assessed on the net operating loss carryforwards was released.
Segment Operating Results
Life Reinsurance North America

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Revenues
Premiums earned, net	$1,773,388	$1,719,239	$1,814,875
Investment income, net	577,256	584,359	341,539
Fee income	14,917	11,491	9,233
Net realized (losses) gains	(969,494)	(19,043)	1,121
Gain on extinguishment of third party debt	20,043	—	—
Change in value of embedded derivatives, net	(43,627)	(16,197)	(8,492)

Total revenues	1,372,483	2,279,849	2,158,276

Benefits and expenses
Claims and other policy benefits	1,473,563	1,468,346	1,365,599
Interest credited to interest sensitive contract liabilities	135,366	172,967	132,968
Acquisition costs and other insurance expenses, net	354,347	360,737	400,992
Operating expenses	53,358	58,133	48,849
Collateral finance facilities expense	274,734	205,210	43,113
Interest expense	12,726	11,613	10,823

Total benefits and expenses	2,304,094	2,277,006	2,002,344

(Loss) income before income taxes and minority interest	$(931,611)	$2,843	$155,932

Comparison of 2007 to 2006
Revenues
          Premium revenue increased $54.0 million as strong persistency and premium increases on yearly renewable term business offset declines from new business volumes. Traditional Solutions new volumes decreased to $22.8 billion in 2007 from $56.5 billion in 2006. Prior year premium levels were negatively impacted by $8.0 million due to revisions on the ING block which are more fully explained in the comparison of 2006 to 2005 results below.
          Our estimation processes may lead to subsequent modifications as actual results may differ from original estimates. In respect of premium accrual estimates for the year ended December 31, 2006, we recorded adjustments in the current year totaling $7.1 million in the year ended December 31, 2007. We consider these premium accrual adjustments within management’s expectation of normal variability of such estimates.
          Experience refunds related to the underlying mortality experience on retroceded business were $18.4 million lower in 2007 compared to 2006. Largely offsetting this current year reduction was a $14.3 million increase to retrocession premiums driven by increased rates and new business volume. In 2006 an initiative to improve the quality of retrocession data and related administration systems resulted in a number of revisions to estimates and underlying assumptions used in calculating retrocession premiums. As a result, we recorded an additional retrocession expense of $13.0 million and a $16.5 million experience refund reducing 2006 premiums. These experience refunds related to underlying profitability of specific assumed treaties, most notable within our ING block. Provisions in these treaties permit our clients to participate in the overall profitability of the business as long as certain financial measurement thresholds are met. Additionally, in 2006 we increased our allowance for recoveries of retroceded premiums by $6.1 million. This was followed by a further increase of $0.6 million in 2007.
          Investment income was $7.1 million lower in 2007 compared to 2006 primarily due to a combination of lower floating rates over the last quarter of 2007 along with a decline in our modified coinsurance asset base. In particular, the modified-coinsurance asset base was impacted by continued lapsation in 2007 which resulted in lower income of $23.1 million and the unwinding of certain funding agreements in the third quarter of 2006, which resulted in a further lowering of income by $23.0 million. In addition, movements in an implied hedge on the option component of an equity-indexed annuity treaty negatively impacted investment income in the current year by $21.1 million. This movement was effectively offset by reserve decreases related to the option liability on this treaty. These declines were partially offset by the closing of the Ballantyne Re Regulation XXX transaction in May 2006 which increased income by $53.0 million and Clearwater Re in September 2007 which increased income by $7.8 million.
          At the request of a client, we reviewed and repriced certain excess retrocession treaties. As a result of this repricing process, inception to date fee income increased $2.7 million on one specific treaty in 2007.
          Net realized losses in 2007 were $969.5 million and were driven by $971.7 million of other-than-temporary impairment charges, primarily on our sub-prime and Alt-A investment portfolio. This was partially offset by a $20.0 million gain on extinguishment of third-party debt representing a write-off of Ballantyne Re Class C Notes held by external parties in the fourth quarter 2007, which were written down in accordance with the securitization’s indenture.
          Also negatively impacting revenues was a net loss of $43.6 million arising from the change in value of embedded derivatives for 2007 compared to $16.2 million in 2006. The movement resulted from a combination of a shift in the yield curve in 2007 and realized losses in 2006 on securities held under a modified coinsurance agreement that were sold to provide collateral for the Ballantyne Re collateral finance facility.
Expenses
          Claims and other policy benefits in 2007 were comparable to prior year levels as an $86.3 million increase in Traditional Solutions claims incurred was offset by lower required reserve levels on our Traditional Solutions and annuity blocks of $42.2 million and $39.3 million, respectively. Our claims experience was consistent with expectations of a growing block of early duration mortality risk business for which the increase in year over year mortality rates exceeds the underlying rate of lapsation. Total net mortality for 2007 was favorable at 96% of modeled expectations. Changes in reserve levels are based on pricing and actuarial projection models which include lapse assumptions by treaty and product type based on historical experience and industry expectations. While our actual lapse experience during the third and fourth quarters of 2006 was marginally lower in aggregate than expected, the lapse distribution pattern was not as anticipated, thereby increasing our reserve levels by approximately $13.0 million and $14.0 million in the third and fourth quarters of 2006, respectively. The balance of the reserve change related to lower new Traditional Solutions business volumes in 2007, timing of earnings emergence on the existing block, and implementation of certain treaty-specific reserving models during the year. The lower reserve level for annuities was primarily driven by a $40.9 million reserve decline on the aforementioned equity-indexed annuity contract related to the option liability component of the treaty.
          Interest credited to interest sensitive contract liabilities decreased from $173.0 million in 2006 to $135.4 million in 2007. A combination of higher lapse experience on our annuity business and terminated funding agreements contributed $27.3 million and $19.9 million, respectively, to the decline. Partially offsetting these reductions was $11.5 million of interest credited for the aforementioned equity-indexed annuity contract due to increasing account values on this treaty. The higher interest credited is effectively offset by higher net investment income as the asset base on this treaty increased during the year.
          Acquisition costs and other insurance expenses for 2007 increased slightly as compared to 2006. As a percentage of net premiums earned, acquisition and other insurance expenses was 20% and 21% for 2007 and 2006 respectively.
          Operating expenses decreased $4.8 million year-over-year. Contributing to this decrease was a first quarter 2007 receipt of a $2.6 million indemnification settlement related to a provision in the ERC purchase agreement regarding the level of statutory unauthorized reinsurance liabilities required for certain reinsurers. This was not related to the ERC mediation described in Note 19 “Commitments and Contingencies” in the Notes to Consolidated Financial Statements. Also contributing to lower expenses was an absence of executive severance in 2007 as compared to $3.1 million executive severance incurred in the second and third quarters of 2006.
          Collateral finance facilities expense for 2007 increased by $69.5 million as a result of a full year’s impact of Ballantyne Re which closed in May 2006 and higher financial guarantor costs resulting from our credit rating downgrades. The increase was partially mitigated by the write off of $7.1 million of accrued interest on the Ballantyne Re C Notes as referred to above.
Comparison of 2006 to 2005
Revenues
          A portion of the premium earned decrease was due to a curtailment of a number of large treaties immediately following the ING acquisition that did not meet our risk management criteria and a shift in business mix from coinsurance to yearly renewable term life reinsurance. Also impacting premiums were adjustments in the second quarter of 2006 related to revisions of certain estimates. In respect of the newly acquired ING block in December 2004, we made an adjustment to revise our premium accrual estimates by $8.0 million in the second quarter of 2006.
          The adjustment of $8.0 million was comprised of two adjustments of $4.0 million each and related primarily to the newly acquired ING block in December 2004. In respect of the first $4.0 million adjustment, we conducted a review of the policy administration data provided to us by ING in the first year post acquisition of the block, which exhibited unusual premium levels as a result of two policy years of data being received together. This data had been used for trend purposes for the accrual estimate as of December 31, 2005. Based on actual cash received and the analysis of the data, we determined a different trend on which to base our premium accrual and, consequently, reduced our premium accrual estimate by $4.0 million.
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
          In total, a net impact of $4.0 million on premium accrual adjustments for the Life Reinsurance North America Segment for the year ended December 31, 2006 was recorded in the context of a total premium accrual of $242.0 million as of December 31, 2005. This represented revisions to all premium accrual estimates recorded in that year, inclusive of the aforementioned $8.0 million recorded in respect of the ING block. The impact on net income of these adjustments was immaterial given that we had offsetting reserves and allowances against the premium accrual. We consider this revision of premium accrual to have been within management’s expectation of the normal variability of such an estimate.
          Our estimation processes may lead to subsequent adjustments as actual results differ from these estimates. In respect of premium accrual estimates for the year ended December 31, 2006 we recorded adjustments totaling $7.1 million which were recorded in the year ended December 31, 2007. We consider these adjustments to our premium accruals to have been within management’s expectation of the normal variability of such an estimate and the impact on net income from these adjustments was immaterial.
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
          Finally, premiums earned in 2006 were lower than in 2005 due to the termination of new business on certain treaties, an overall reduction in new business volume and a decrease in renewal premiums as a result of the rating downgrades in mid 2006. Traditional life reinsurance new business face amounts assumed was $56.5 billion in 2006 compared to $131.0 billion in 2005.
          Investment income for 2006 increased significantly and is principally due to growth in our average invested asset base and is also favorably impacted by an increase to interest rates. Total invested assets increased significantly through growth in the Life Reinsurance North America Segment, including the closing of a large equity-indexed annuity contract at the end of 2005 and the investment of Regulation XXX transaction proceeds for transactions closed in December 2005 and May 2006. The Life Reinsurance North America Segment also benefited from a large portion of the proceeds from the December 2005 equity issuance, which were subsequently contributed to the Life Reinsurance North America Segment. Additionally a favorable increase of $63.2 million relates to the aforementioned equity-indexed annuity treaty, which is substantially offset by fluctuations in reserves, interest credited and net acquisition costs.
          The net realized loss for the year includes losses related to selling investments in the first quarter of 2006 in preparation of funding the Ballantyne Re transaction and is effectively offset by gains in the change in value of embedded derivatives. The change in value of embedded derivatives for 2006 resulted in a $16.2 million loss compared to $8.5 million in 2005. This movement in embedded derivative value is related to the realization of losses on certain securities held under a modified coinsurance arrangement that were sold in the first quarter of 2006 in order to provide collateral for the Ballantyne Re securitization.

Expenses
          As a percentage of net earned premiums, claims and other policy benefits were 85% and 75% for 2006 and 2005, respectively. In the first quarter of 2006, although gross claims were within expectations in the aggregate, a higher number of smaller claims within our retention limit resulted in retrocession recoveries below our expectations, which resulted in approximately $16.0 million of adverse mortality, principally within our ING block. We experienced a similar situation in the fourth quarter of 2006, although at a much lower level. Mortality was within expectations for the second and third quarters of 2006 but again adverse in the fourth quarter of 2006 by approximately $14.0 million. In addition to lower than expected retrocession recoveries, fourth quarter of 2006 mortality experience was due to a combination of higher claim volume and higher average claim size. Offsetting our adverse mortality in the first and fourth quarters were favorable experience refunds of $5.8 million and $3.4 million, respectively. Total net mortality for 2006 (excluding experience refunds) was approximately 103% of our internal expectations.
          Our pricing and actuarial projection models include various lapse assumptions by treaty and by product type which are based on historical experience and industry expectations. While our actual lapse experience during the third and fourth quarters of 2006 was only slightly lower in aggregate than expected, we noted that the lapse distribution pattern was such that certain policies had higher than average lapses while others had lower than average lapses. However, the policies with higher lapses had the higher margins and the policies with lower lapses had the lower margins, thereby reducing our earnings against expectations by approximately $13 million and $14 million in the third and fourth quarters of 2006, respectively.
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
          The increase to interest credited to interest sensitive contract liabilities was principally due to the previously described equity-indexed annuity contract written in late 2005, along with increases in interest credited on existing treaties due to increasing average liability balances. During the third quarter of 2006, we terminated four funding agreements, resulting in a decrease to our interest sensitive contract liabilities of approximately $650.0 million.
          Acquisition costs and other insurance expenses as a percentage of net earned premiums for 2006 and 2005 were 21% and 22%, respectively. During the second quarter of 2006, we recorded adjustments of $13.0 million to increase deferred acquisition cost amortization related to several deferred fixed annuity treaties in which emerging lapse experience was significantly higher than expected. This adjustment was partially offset as we received a $6.2 million rebate from ING as a result of the Ballantyne Re collateral finance facility (a similar rebate of $6.7 million was received in 2005 resulting from our 2005 collateral finance facility transactions). Excluding the ING rebate, letter of credit fees have declined in 2006 by $18.8 million as a result of the Regulation XXX transactions completed in December 2005 and May 2006. During the fourth quarter of 2006, a client review revealed usage of an incorrect allowance percentage by the client resulting in a $6.6 million favorable adjustment. The 2005 acquisition costs were impacted by a $17.7 million adjustment which increased acquisition costs with a corresponding decrease to the change in reserves related to the purchase accounting adjustments for the ING block.
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

          The increase to collateral finance facilities expense is due to interest costs relating to the Regulation XXX transactions. In addition, beginning in the second half of 2005, a portion of the cost of the Stingray facility was charged to the Life Reinsurance North America Segment. Due to rating agency downgrades, our 2006 collateral finance facilities expenses increased by $5.8 million relating to additional fees to be paid to the financial guarantors of our collateral finance facility transactions.
Life Reinsurance International

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Revenues
Premiums earned, net	$116,369	$122,746	$119,055
Investment income, net	12,529	24,106	11,488
Fee and other income	818	—	—
Net realized (losses) gains	(3,482)	(10,851)	624

Total revenues	126,234	136,001	131,167

Benefits and expenses
Claims and other policy benefits	84,686	101,126	76,906
Acquisition costs and other insurance expenses, net	26,587	37,332	20,722
Operating expenses	39,450	31,236	25,276
Goodwill impairment	—	33,758	—
Interest expense	11	—	—

Total benefits and expenses	150,734	203,452	122,904

(Loss) income before income taxes	$(24,500)	$(67,451)	$8,263

Comparison of 2007 to 2006
Revenues
          Our premium mix changed significantly from 2006 to 2007 as UK protection treaties generated $42.9 million of new premium. This was more than offset by the $41.3 million impact of retroceded and exited Middle East and other treaties combined with changes in estimated premiums following receipt of updated client reported data.
          Investment income decreased from $24.1 million to $12.5 million primarily as a result of an annuity contract recaptured in 2006. This contract provided $11.0 million of investment income before recapture and was also responsible for $10.5 million of realized losses in the prior year.
Expenses
          Claims and other policy benefits decreased $16.4 million to $84.7 million in fiscal 2007. With our change in premium mix, there was an associated $33.7 million increase to our U.K. protection reserves business, and separately a $13.6 million increased reserving requirement on our Loss of License business; however, this was more than offset by reductions on other blocks of business and reserve movements. Specifically, retroceded Middle East and other exited business decreased claims expense by $44.0 million, while revised estimates decreased claims expense as a result of receiving updated client data.
          Acquisition costs and other insurance expenses were $10.7 million lower than in the prior year. This was primarily due to the recoverability assessment of deferred acquisition costs for U.K. protection business in 2006 following rating downgrades and other market developments. Margin estimates were revised and $11.8 million of deferred acquisition costs written-off as non-recoverable in the prior year. In addition to this write-off, $3.5 million was expensed in 2006 relating to secondary collateral obligations following recapture of the aforementioned annuity contract. Partially offsetting these adjustments was a higher average commission rate in 2007 on our U.K. protection business, totalling $4.6 million on these treaties.
          The increase in operating expense was driven by change in control related costs including employee bonuses, stock option and equity based compensation costs, and further employee costs related to investment in our operating platforms to support previously anticipated growth in the Segment. Included in 2007 is also an additional provision of $3.3 million for anticipated shortfalls in future rental income and building retirement obligations on our Windsor property leases.
Comparison of 2006 to 2005
Revenues
          There was an increase of premiums earned from a number of new U.K. protection treaties over the course of 2006 amounting to $14.5 million. In addition, a number of clean up activities within the portfolio took place in 2006 both positive and negative, with an overall impact of reducing premium by $2.0 million reflecting updated data received from cedants but also a business initiative to reduce historic backlogs in processing. In addition, in 2005 premiums were grossed up as a result of updated information from two Lloyd’s syndicates which accounted for increased premium of $9.0 million, related to prior periods.
          Investment income increased mainly due to a single large annuity agreement which provided $11.3 million of additional investment income during the year.
          The net realized loss for the year to date includes a $7.2 million loss related to the rebalancing of the investment portfolio in respect of the aforementioned annuity agreement in the second quarter of 2006 and a further loss of $3.3 million arising from a previously unrealized loss position becoming realized upon the recapture of this annuity agreement in the third quarter of 2006. These losses were caused by rising GBP interest rates and were offset by reductions in the liability value that we had to pay the ceding company upon termination of the transaction.
Expenses
          Claims cost and other policy benefits increased significantly in 2006 due to the new U.K. protection treaties, amounting to $9.3 million. There was a significant increase in claims cost recorded in the first quarter of 2006 arising from adverse mortality and morbidity experience, adjustments on retrocession recoverables and updated cedant data of approximately $12.0 million in total. Additionally, during the fourth quarter of 2006, claims related to our North American lives business increased $3.0 million as a result of the accelerated processing of backlog. Prior year claims were also higher than average due to $5.3 million of claims in relation to information received from two of our syndicates in Lloyd’s of London. Other effects in 2005 amounted to reduced claims cost of $6.0 million.
          Acquisition costs and other insurance expenses have increased due to a shift in business mix towards long term protection business which carries a higher average commission rate. In addition, collateral costs of $3.5 million in relation to the recapture of the annuity agreement increased other insurance expenses in the year, but were offset by $4.0 million of reduced costs previously described in 2005 due to one-off cost adjustments in respect of our Lloyd’s of London syndicates. Our deferred acquisition costs are principally related to our U.K. protection business written in late 2005 and 2006. Given the relatively small amount of in-force business in the Life Reinsurance International Segment, the assessment of the recoverability of deferred acquisition costs is very dependent upon projections of new business margins. Based on the impact of the rating downgrades and other market developments within the U.K., we revised our estimate of the future margins on this business and determined that a substantial portion of our deferred acquisition costs were unrecoverable and, accordingly, a write-off of $11.8 million deferred acquisition costs was made in the fourth quarter of 2006.
          Operating expenses increased due to increase in personnel costs in response to the anticipated growth in the Life Reinsurance International Segment in addition to severance costs, including those related to the Life Reinsurance International Segment head office relocation from Windsor to London, were offset by reductions primarily in various professional services costs and adjustments related to non-commission acquisition costs deferred. A provision for shortfall in future rental income of $2.0 million and accelerated write-down of fixed assets of $1.8 million related to the Windsor property lease was made in the fourth quarter of December 31, 2006.
          An impairment review was undertaken during the fourth quarter of 2006 of the goodwill balance carried within the Life Reinsurance International Segment related to previously acquired business, resulting in a full write-down of $33.8 million.
Corporate and Other

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Revenues
Investment income, net	$9,913	$8,159	$2,810
Fee income	3,110	3,002	3,083
Net realized (losses) gains	(6,367)	2,489	1,993

Total revenues	6,656	13,650	7,886

Benefits and expenses
Acquisition costs and other insurance expenses, net	7,319	11,116	2,061
Operating expenses	76,108	62,942	41,448
Goodwill impairment	—	367	—
Collateral finance facilities expense	14,364	10,581	5,033
Interest expenses	5,435	11,526	9,915

Total benefits and expenses	103,226	96,532	58,457

Loss before income taxes	$(96,570)	$(82,882)	$(50,571)

Comparison of 2007 to 2006
Revenues
          Investment income in the Corporate and Other Segment arises on capital not specifically allocated to the Life Reinsurance North America or Life Reinsurance International Segments. Investment income increases or decreases as capital is raised and deployed to operating segments. The increase in investment income from $8.2 million in 2006 to $9.9 million in 2007 was primarily a result of the $555.9 million net proceeds received on issue of the Convertible Cumulative Participating Preferred Shares in May 2007. From the net proceeds, $275.0 million was used to repay the outstanding balance on the Stingray credit facility and a further $127.0 million was utilized to capitalize Clearwater Re. The remaining proceeds formed part of the Corporate invested asset base and are available to fund general operating or subsidiary capital requirements as needed.
          Realized gains and losses are primarily incurred on the Corporate and Other Segment invested asset base and certain interest rate swap agreements. The year-over-year change from a realized gain position in 2006 to a realized loss position in 2007 is primarily due to gains realized on termination of the interest rate swap agreements in the prior year, offset by other-than-temporary impairment charges in 2007, primarily on our sub-prime and Alt-A investment portfolio.
Expenses
          The decrease in acquisition costs and other insurance expenses primarily relates to a prior year write-off of acquisition costs and present value of in-force business on our Wealth Management block. This was partially offset by increased costs on the Tartan catastrophe bond as this instrument, incepted in May 2006, was in force for all of 2007.

          Operating expenses include the costs of running our principal office in Bermuda, our senior executive officers, legal, investments and capital markets departments, compensation and other costs for our Board and legal and professional fees, including those in respect of corporate governance legislation and regulations. The increase from 2006 to 2007 is a result of the change in control of the Company as a result of the 2007 New Capital Transaction. As part of this process, the Corporate and Other Segment incurred costs totaling $28.4 million for employee bonuses relating to completion of the 2007 New Capital Transaction, severance payments, recognition of all previously unrecognized compensation expense for stock options and restricted share awards and post change in control restructuring related expenses.
          Current year interest expense was primarily incurred on an interim term loan facility put in place for the period between shareholder approval of the 2007 New Capital Transaction and the closing of the 2007 New Capital Transaction. In comparison, costs incurred in the prior year related to facilities no longer in use or available, including the unsecured credit facility, interest on the 4.5% Convertible Note, the reverse repurchase security agreement, and the dividends payable on the Hybrid Capital Units (“HyCUs”).
          Collateral finance facilities expense consisted of the put premium under the Stingray credit facility and $3.0 million of forbearance fees paid to HSBC relating to the HSBC I and HSBC II collateral finance facility structures. Costs increased from 2006 to 2007 due to the fully drawn tenure of the Stingray credit facility, coupled with the aforementioned forbearance fees.
Comparison of 2006 to 2005
Revenues
          Investment income increased by 190% in 2006 compared to 2005. The increase is principally due to an increase in investment assets arising from the borrowing under the Stingray facility, a portion of the proceeds received from the equity issuance in December 2005 and settlement of the forward share sale agreement during the third quarter of 2006.
          During 2006, a gain was realized upon wind-up of certain interest rate swap agreements, which were terminated as a result of our rating downgrades during the year. In 2005, realized gains were driven by fair value adjustments on these interest rate swap agreements.
Expenses
          The increase in acquisition costs is partially due to a $4.3 million write-off of a portion of our deferred acquisition costs and present value of in-force business related to our Wealth Management business resulting from the impact of our ratings downgrades. In addition, we incurred $3.1 million of costs in 2006 for the Tartan catastrophe bond issued in May 2006 and $1.0 million for federal excise taxes, which had previously been charged to the Life Reinsurance North America Segment prior to 2006.
          The increase in operating costs was primarily due to our ratings downgrades and the resulting class action lawsuit and change in control sales process. Salaries were $9.3 million higher due to $6.5 million of severance paid to certain executives with the balance of the increase related to a higher headcount in 2006 as compared to 2005. Directors’ costs were approximately $3.0 million higher as a result of the formation of the Office of the Chairman to assist in the sale of the Company and higher D&O insurance costs. Also related to the sale of the Company were various uncapitalizable costs of approximately $5.0 million. Finally, legal costs were higher in 2006 related to the class action suit, the Securities and Exchange Commission and Senate Subcommittee subpoenas and other various matters. These higher costs were partially offset by $1.5 million of lower benefit costs, mainly relating to a reversal of accruals for performance based restricted stock awards. It was determined that the performance thresholds related to these awards were unlikely to be met and in accordance with FAS 123(R), previously recognized costs were reversed in the third quarter of 2006.
          Interest expense increased as a result of our utilization of our credit facilities and reverse repurchase agreements during the current year. Other interest expense included interest on the 4.5% Senior Convertible Notes and the 1.0% dividend payable on the convertible preferred shares of our HyCU’s. Nearly all of the 4.5% Senior

Convertible Notes were repurchased and retired in December 2006 with a small remaining balance retired in January 2007.
          The collateral finance facilities expense consisted entirely of the put premium and interest costs under the Stingray facility. Costs increased during the current year due to borrowing under the Stingray facility in August 2006.
Financial Condition
Investments
General
          As of December 31, 2007, we had total cash, cash equivalents and invested assets of $10.2 billion. We manage our assets in an asset-liability framework with the aim of limiting interest rate risk while meeting the potential liquidity requirements of our reinsurance liabilities. We invest primarily in fixed maturities, including government, corporate, mortgage-backed and other asset-backed securities and mortgage loans on commercial real estate. We also invest in short-term securities and other investments.
          Our general account investment portfolio consists of three categories: (1) investments and cash and cash equivalents which we control, (2) assets held within our collateral finance facilities, which we control subject to certain restrictions detailed below, and (3) funds withheld at interest, which are associated with modified coinsurance agreements with the assets retained by the cedant company or its asset manager, who manage them for our account, subject to the terms of the agreement.
          Investments within our collateral finance facilities are governed by investment guidelines designed to comply with applicable restrictions imposed by insurance regulatory authorities and to provide adequate credit quality desired by counterparties. These investment guidelines cannot be changed or amended without the consent of the directing party of the transaction. The directing party may be either the financial guarantor or our banking counterparty.
          In most modified coinsurance transactions, the ceding insurance company retains control of the assets supporting the ceded business and manages them for our account. Although the ceding company must adhere to investment guidelines agreed to by us, we do not control the selection of the specific investments or the timing of the purchase or sale of investments made by the ceding company.
          In all cases, investments for our particular insurance operating subsidiaries are required to comply with restrictions imposed by applicable laws and insurance regulatory authorities.
          Our investment department, under the direction of the Group Investment Committee and the Board Investment Committee, is responsible for establishing investment policies and strategies, reviewing asset liability management, performing asset allocation and managing the activities of third party asset management firms, with whom we have entered into investment management agreements detailing the objectives and constraints of each portfolio. We currently employ seven such third-party investment managers.
Investment Oversight
          Under the direction of the Board Investment Committee, we instituted the Group Investment Committee during 2007. The Group Investment Committee is comprised of our Chief Executive Officer, our Chief Financial Officer, our Chief Investment Officer, our Chief Risk Officer and other members of senior management. The Group Investment Committee acts as an executive body focused on providing comprehensive governance oversight and timely decision-making related to all aspects of our investment management activities. It also serves as a forum for facilitating cross-functional communication of information critical to the success of the investment program and of processes important to other major departments. The Group Investment Committee meets on a regular basis and also reports regularly to the Board Investment Committee.

          The Board Investment Committee reviews reports from the investment officers on the investment activities, the performance of the investment portfolio and the performance of our investment managers on a quarterly basis. In addition, our Board Investment Committee approves changes in the investment policy proposed by management and oversees compliance with the investment policy.
Investment Policy
          Our primary investment objective is to meet our reinsurance obligations while increasing value to our shareholders. We seek to meet this objective by investing in a diversified high quality portfolio of income producing securities and other assets. Our current investment policy includes limits requiring diversification by asset class, fixed income sector and single issuer families and limits exposure to securities rated below investment grade. It also requires effective asset-liability management processes including the maintenance of adequate liquidity to meet potential cash outflows and management of exposures to interest rate and other market risks. We review our investment policies periodically for effectiveness and adequacy with regard to achieving our investment objectives, while managing the market, credit, operational and other risks inherent in our investment program. Revisions of the investment policy are proposed by management and approved by the Board Investment Committee.
          Our investment strategy focuses primarily on:
•	mitigating interest rate risk through management of asset duration and convexity, and the pattern of asset cash flows relative to those of the respective reinsurance obligations;

•	seeking opportunities to diversify and diminish the overall credit risk of the portfolio;

•	deploying available cash primarily into low-volatility liquid fixed income assets while selectively pursuing strategies to enhance yield;

•	maintaining sufficient liquidity to meet unexpected financial obligations;

•	regularly evaluating our asset class mix and pursuing additional investment classes; and

•	continuously monitoring asset quality.
          We execute our investment strategy through third party asset management firms, with whom we have entered into investment management agreements detailing the objectives and constraints of each portfolio. These firms were selected through a process of due diligence covering their past performance on similar mandates, investment decision-making process, risk management discipline, and operational capabilities. We monitor all transactions made by these managers to ensure compliance with all Company, regulatory and contractual guidelines and constraints, and review their performance on a regular basis.
          The funds held by each of our three securitizations, Orkney I, Orkney Re II and Ballantyne Re are managed by third-party investment managers pursuant to investment guidelines established at the formation of each entity. We are not able to revise such investment guidelines without the consent of the financial guarantors involved in each transaction. The investment guidelines for Orkney Re II and Ballantyne Re have been amended to provide flexibility to address the needs of the current portfolio and to reduce the forced sale of securities. We have also received waivers from the appropriate financial guarantors to hold certain securities that are no longer compliant with the initial investment guidelines.
          We generally match the currency of invested assets to that of the supported liabilities as our primary tool for managing currency risk. We may enter into interest rate swaps, futures, forwards and other hedging transactions to manage our market and credit risks. We currently use derivatives only to hedge interest rate risk rather than as a speculative investment or to provide leverage.
          Over the past year, the residential mortgage market in the United States has experienced a severe setback resulting from the reversal of excessive residential property price appreciation, which had been reinforced by imprudent mortgage underwriting and lending practices. These problems, as well as overall market illiquidity due to a sharp credit contraction, have caused significant volatility in the prices of securities collateralized by residential mortgage loans, including those securities rated AAA by the major rating agencies. Our portfolio has significant exposure to the sub-prime Asset Backed Securities (“ABS”) and Alt-A Residential Mortgage Backed Securities (“RMBS”) sectors of the mortgage-backed securities market, as described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Structured Securities Backed by Sub-prime and Alt-A Residential Mortgage Loans.” Due to the uncertain outcome of current and predicted trends in these markets and the severity of any recession that may ensue, there is a risk that the value of these investments may further decline, which may adversely affect our financial condition.
Controlled Portfolio
          The portfolio controlled by us consisting of fixed income securities, preferred stock, and cash and cash equivalents was $8.4 billion and $8.7 billion, respectively, at December 31, 2007 and 2006 as expressed at estimated fair value. The portfolio controlled by us excludes the assets held by ceding insurers under funds withheld coinsurance arrangements. The majority of these assets are publicly traded securities; however, at December 31, 2007 and 2006, $787.0 million and $532.9 million, respectively, represent investments in private securities. Of the total portfolio controlled by us at December 31, 2007 and 2006, $7.7 billion and $8.2 billion, respectively, represented the fixed income and preferred stock portfolios managed by external investment managers and $0.7 billion and $0.5 billion, respectively, represented other cash balances. The data in the tables below exclude assets held by ceding insurers under funds withheld coinsurance agreements.
          At December 31, 2007, the average Standard & Poor’s rating of our portfolio was “AA” the average effective duration was 4.2 years and the average book yield was 4.9% as compared to an average rating of “AA” an average effective duration of 2.9 years and an average book yield of 5.5% at December 31, 2006. At December 31, 2007, the net unrealized appreciation on investments, before deferred tax and deferred acquisition costs, was $38.5 million as compared to unrealized depreciation on investments, before deferred tax and deferred acquisition costs, of $39.6 million at December 31, 2006. The unrealized appreciation (depreciation) on investments is included in our consolidated balance sheet as part of shareholders’ equity.
          The following table presents the fixed income, preferred stock and cash and cash equivalents investment portfolio credit exposure by Standard & Poor’s ratings, where available, and otherwise by ratings provided by other agencies.

	December 31, 2007		December 31, 2006
(U.S. dollars in millions)	Estimated Fair		Estimated Fair
Ratings	Value	%	Value	%
AAA	$3,797.4	45.1%	$3,350.5	38.5%
AA	1,914.6	22.8	2,353.1	27.0
A	1,822.8	21.7	2,050.9	23.6
BBB	802.6	9.5	918.5	10.6
BB or below	73.5	0.9	24.9	0.3

Total	$8,410.9	100.0%	$8,697.9	100.0%

          The following table illustrates the fixed income, preferred stock and cash and cash equivalents investment portfolio sector exposure.

	December 31, 2007		December 31, 2006
(U.S. dollars in millions)	Estimated Fair		Estimated Fair
Sector	Value	%	Value	%
Cash	$700.7	8.3%	$515.5	5.9%
Governments and agencies	89.4	1.1	68.0	0.8
Municipals	56.2	0.7	52.2	0.6
Corporate obligations
Corporate bonds	2,798.3	33.3	2,700.1	31.0
Hybrid preferreds	41.1	0.5	71.5	0.8
Non hybrid preferreds	47.9	0.6	48.9	0.6

	December 31, 2007		December 31, 2006
(U.S. dollars in millions)	Estimated Fair		Estimated Fair
Sector	Value	%	Value	%
Structured and pass-through securities
Agency MBS
Pass-through	206.0	2.4	171.9	2.0
CMO’s	250.8	3.0	235.7	2.7
Non-agency MBS
Prime	320.8	3.8	352.0	4.1
Alt-A	849.3	10.1	1,093.8	12.6
Asset backed securities
Home equity / sub-prime	1,282.5	15.2	1,945.5	22.4
Auto	441.6	5.3	350.4	4.0
Credit card	445.0	5.3	251.9	2.9
Other	262.6	3.1	220.5	2.5
CMBS	604.3	7.2	602.9	6.9
CDO’s	14.4	0.1	17.1	0.2

Total	$8,410.9	100.0%	$8,697.9	100.0%

          At December 31, 2007 and 2006, our fixed income portfolio had 11,191 and 9,406 positions, respectively. Of these positions, there were no individual securities trading at an unrealized loss at December 31, 2007 due to the write down of the carrying value of these securities as a result of other-than-temporary impairment charges in the fourth quarter of 2007. As of December 31, 2006 there were 5,400 individual securities trading at an unrealized loss totaling $78.5 million.
          We review securities with material unrealized losses and test for other-than-temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the estimated fair value recovers. When a decline is considered to be “other-than-temporary” the cost basis of the impaired asset is reduced to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income (loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.
          The following table presents the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of December 31, 2006. These investments are presented by class and grade of security, as well as the length of time the related estimated fair value has remained below amortized cost or cost. There are no fixed maturity investments or preferred stock that have estimated fair values below amortized cost or cost as of December 31, 2007.

	December 31, 2006
(U.S. dollars in millions)	Amortized		Estimated		Unrealized
Industry	Cost	%	Fair Value	%	Loss	%
Mortgage and asset backed securities	$1,827	49.3%	$1,799	49.6%	$(28)	35.4%
Banking	303	8.2	296	8.2	(7)	8.9
Communications	201	5.4	193	5.3	(8)	10.1
Consumer non-cyclical	154	4.1	148	4.1	(6)	7.6
Insurance	134	3.6	131	3.6	(3)	3.8
Financial companies	125	3.4	123	3.4	(2)	2.5
Consumer cyclical	127	3.5	123	3.4	(4)	5.1
Other*	834	22.5	813	22.4	(21)	26.6

Total	$3,705	100.0%	$3,626	100.0%	$(79)	100.0%

*	Other industries each represent less than 3% of estimated fair value

          The expected maturity dates of our fixed maturity investments that have an unrealized loss at December 31, 2006 are presented in the tables below.

	December 31, 2006
(U.S. dollars in millions)	Amortized		Estimated		Unrealized
Maturity	Cost	%	Fair Value	%	Loss	%
Due in one year or less	$331	9.0%	$330	9.1%	$(1)	1.2%
Due in one through five years	1,397	37.7	1,373	37.9	(24)	30.4
Due in five through ten years	1,205	32.5	1,178	32.5	(27)	34.2
Due after ten years	772	20.8	745	20.5	(27)	34.2

Total	$3,705	100.0%	$3,626	100.0%	$(79)	100.0%

          The following tables provide details of the sales proceeds, realized loss, length of time the security had been in an unrealized loss position and reason for sale for securities sold with a realized loss during 2007, 2006 and 2005.

	Year ended December 31, 2007
(U.S. dollars in thousands)	Credit Concern		Relative Value		Other		Total
Days	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
0-90	$21,256	$(8,093)	$11,040	$(197)	$317,813	$(231)	$350,109	$(8,521)
91-180	1,681	(340)	1,639	(72)	2,970	(21)	6,290	(433)
181-270	3,060	(487)	1,982	(86)	3,823	(20)	8,865	(593)
271-360	13,390	(1,946)	—	—	6,521	(365)	19,911	(2,311)
Greater than 360	11,548	(443)	11,183	(226)	11,109	(262)	33,840	(931)

Total	$50,935	$(11,309)	$25,844	$(581)	$342,236	$(899)	$419,015	$(12,789)

	Year ended December 31, 2006
(U.S. dollars in thousands)	Credit Concern		Relative Value		Other		Total
Days	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
0-90	$20,503	$(857)	$193,855	$(3,909)	$457,378	$(955)	$671,736	$(5,721)
91-180	4,105	(81)	11,597	(331)	70,781	(931)	86,483	(1,343)
181-270	8,072	(798)	2,099	(34)	8,782	(245)	18,953	(1,077)
271-360	2,397	(206)	8,886	(284)	11,544	(137)	22,827	(627)
Greater than 360	9,750	(983)	8,507	(199)	26,255	(560)	44,512	(1,742)

Total	$44,827	$(2,925)	$224,944	$(4,757)	$574,740	$(2,828)	$844,511	$(10,510)

	Year ended December 31, 2005
(U.S. dollars in thousands)	Credit Concern		Relative Value		Other		Total
Days	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss	Proceeds	Loss
0-90	$43,223	$(1,703)	$44,230	$(356)	$471,886	$(1,440)	$559,339	$(3,499)
91-180	355	(83)	12,456	(59)	6,499	(48)	19,310	(190)
181-270	5,869	(1,246)	2,240	(7)	6,361	(88)	14,470	(1,341)
271-360	2,581	(255)	2,045	(70)	4,881	(29)	9,507	(354)
Greater than 360	2,670	(330)	7	—	2,453	(64)	5,130	(394)

Total	$54,698	$(3,617)	$60,978	$(492)	$492,080	$(1,669)	$607,756	$(5,778)

Funds Withheld at Interest Portfolio
          Funds withheld at interest arise on modified coinsurance agreements and funds withheld coinsurance agreements. In substance, these agreements are identical to coinsurance treaties except that the ceding company retains the assets supporting the ceded business and manages them for our account. The deposits paid to the ceding company by the underlying policyholders are held in a segregated portfolio and managed by the ceding company or by investment managers appointed by the ceding company. These treaties transfer a quota share of the risks. The funds withheld at interest represent our share of the ceding companies’ statutory reserves. The cash flows exchanged with each monthly settlement are netted and include, among other items, our quota share of investment income on our proportionate share of the portfolio, realized losses, realized gains (amortized to reflect the statutory rules relating to interest maintenance reserve), interest credited and expense allowances.
          At December 31, 2007, funds withheld at interest totaled $1.7 billion with an average rating of “A-” an average effective duration of 3.1 years and an average book yield of 6.0% as compared to $2.0 billion with an average rating of “A” an average effective duration of 5.0 years and an average book yield of 5.9% at December 31, 2006. These are fixed income investments and include marketable securities, commercial mortgages, private placements and cash. The estimated fair value of the funds withheld amounted to $1.7 billion and $2.0 billion at December 31, 2007 and December 31, 2006, respectively.
          At December 31, 2007 and 2006, funds withheld at interest were in respect of seven contracts with five ceding companies. At December 31, 2007, we had three contracts with Lincoln Financial Group that accounted for $0.6 billion, or 35%, of the funds withheld balances. Additionally, we had one contract with SLDI that accounted for $0.4 billion, or 24%, of the funds withheld balances, and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion, or 38%, of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of “A+” from AM. Best, “AA” from Standard & Poor’s, “Aa3” from Moody’s and “AA” from Fitch. Fidelity & Guaranty Life has financial strength ratings of “A3” from Moody’s and “A-” from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.6 billion and $1.9 billion at December 31, 2007 and 2006, respectively.
          The modified coinsurance and funds withheld coinsurance agreements that comprise the funds withheld balance also contain an embedded derivate as determined under Derivatives Implementation Group Issue No. B36 “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument”. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies. The fair value of this embedded derivative was a liability of $38.5 million and $7.9 million at December 31, 2007 and 2006, respectively, and is included in other liabilities.
          Related to this, we also carry equity-indexed life reinsurance contracts, with account values credited with a return indexed to an equity index rather than established interest rates. Under Derivatives Implementation Group Issue No. B10 “Embedded Derivatives: Equity-Indexed Life Insurance Contracts”, these transactions contain embedded derivatives.
          The fair value of these embedded derivatives at December 31, 2007 was a liability of $131.5 million (2006 - $87.9 million) and is included in other liabilities. The change in fair value of embedded derivatives is reported in the income statement under the caption “Change in value of embedded derivatives, net”.
          According to data provided by our ceding companies, the amortized cost, gross unrealized appreciation and depreciation and estimated fair values of invested assets backing our funds withheld at interest at December 31, 2007 and 2006 are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(U.S. dollars in thousands)	Cost or Cost	Appreciation	Depreciation	Fair Value
U.S. Treasury securities and U.S. government agency obligations	$7,356	$117	$(1)	$7,472
Corporate securities	1,076,369	28,398	(22,460)	1,082,307
Municipal bonds	31,925	219	(392)	31,752
Mortgage and asset backed securities	468,865	4,495	(10,778)	462,582
Preferred stock	11,384	228	(181)	11,431
Equity	—	96	—	96

	1,595,899	33,553	(33,812)	1,595,640
Commercial mortgage loans	81,342	3,752	(69)	85,025

Total	$1,677,241	$37,305	$(33,881)	$1,680,665

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(U.S. dollars in thousands)	Cost or Cost	Appreciation	Depreciation	Fair Value
U.S. Treasury securities and U.S. government agency obligations	$59,049	$48	$(325)	$58,772
Corporate securities	1,307,490	29,130	(12,879)	1,323,741
Municipal bonds	30,706	68	(837)	29,937
Mortgage and asset backed securities	464,319	6,094	(6,968)	463,445

	1,861,564	35,340	(21,009)	1,875,895
Commercial mortgage loans	95,397	3,672	(223)	98,846

Total	$1,956,961	$39,012	$(21,232)	$1,974,741

          According to data provided by our ceding companies, the contractual maturities (excluding cash) of the assets backing our funds withheld fixed maturities are as follows (actual maturities may differ as a result of calls and prepayments):

	December 31, 2007
	Amortized	Estimated
(U.S. dollars in thousands)	Cost	Fair Value
Due in one year or less	$464,809	$463,679
Due in one year through five years	322,224	332,565
Due in five years through ten years	140,115	137,822
Due after ten years	199,886	198,992

	1,127,034	1,133,058
Mortgage and asset backed securities	468,865	462,582
Commercial mortgage loans	81,342	85,025

Total	$1,677,241	$1,680,665

	December 31, 2006
	Amortized	Estimated
(U.S. dollars in thousands)	Cost	Fair Value
Due in one year or less	$118,040	$118,040
Due in one year through five years	467,375	477,200
Due in five years through ten years	581,076	584,048
Due after ten years	230,754	233,162

	1,397,245	1,412,450
Mortgage and asset backed securities	464,319	463,445
Commercial mortgage loans	95,397	98,846

Total	$1,956,961	$1,974,741

          The investment objectives for these arrangements are included in the modified coinsurance and funds withheld coinsurance agreements. The primary objective is to maximize current income, consistent with the long-term preservation of capital. The overall investment strategy is executed within the context of prudent asset/liability management. The investment guidelines permit investments in fixed maturity securities, and include marketable securities, commercial mortgages, private placements and cash. The guidelines limit exposure to credit risks, including the maximum percentage of securities rated below investment grade, ensure issuer and industry diversification and maintain liquidity and overall portfolio credit quality.

          According to data provided by our ceding companies, the following table reflects the estimated fair value of assets including cash backing the funds withheld at interest portfolio using the lowest rating assigned by the three major rating agencies.

	December 31, 2007		December 31, 2006
(U.S. dollars in millions)	Estimated		Estimated
Ratings	Fair Value	%	Fair Value	%
AAA	$410.5	24.9%	$427.5	22.1%
AA	171.5	10.4	166.6	8.6
A	417.0	25.3	561.1	29.0
BBB	435.4	26.4	605.6	31.3
BB or below	131.1	7.9	75.1	3.9

Sub-total	1,565.5	94.9	1,835.9	94.9
Commercial mortgage loans	85.0	5.1	98.8	5.1

Total	$1,650.5	100.0%	$1,934.7	100.0%

          According to data provided by our ceding companies, the following table reflects the estimated fair value of assets backing the funds withheld at interest portfolio by sector.

	December 31, 2007		December 31, 2006
(U.S. dollars in millions)	Estimated		Estimated
Sector	Fair Value	%	Fair Value	%
Cash	$(30.1)	(1.8)%	$(40.1)	(2.1)%
Governments and agencies	7.5	0.4	58.8	3.1
Municipals	31.8	1.9	29.9	1.6
Corporate obligations:
Corporate bonds	1,082.3	65.6	1,331.9	68.9
Hybrid preferreds	11.4	0.7	2.6	0.1
Structure and pass-through securities
Agency MBS
Pass-throughs	32.7	2.0	10.4	0.5
CMO’s	61.2	3.7	48.5	2.5
Non-agency MBS
Prime	60.5	3.7	60.1	3.1
Alt-A	41.5	2.5	44.1	2.3
ABS
Home equity / sub-prime	42.8	2.6	49.7	2.6
Auto	3.6	0.2	2.5	0.1
Credit card	4.5	0.3	4.7	0.2
Other	34.4	2.1	40.9	2.1
CMBS	175.5	10.6	183.4	9.5
CDO’s	5.9	0.4	8.5	0.4
Commercial mortgage whole loans	85.0	5.1	98.8	5.1

Total	$1,650.5	100.0%	$1,934.7	100.0%

Impairment Methodology and Realized Losses
          As part of our quarterly tests for other-than-temporary impairments of investments, we have reviewed our investment holdings in accordance with SFAS No. 115, and related accounting guidance including FASB Staff Position FAS115-1/124-1 “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments” and EITF 99-20.
          For certain investments in beneficial interests in securitized financial assets of less than high quality with contractual cash flows, including asset backed securities, we are required to apply EITF 99-20. EITF 99-20 provides that a security is other-than-temporarily impaired if, based on our best estimate cash flows over the life of the security, utilizing assumptions and estimates that a market participant would use, there has been an adverse change in expected cash flows. Other-than-temporary impairments are recognized for those securities whose fair value is less than carrying value and for which we project an adverse change in cash flows (considering principal loss, adverse timing, illiquidity factors, and credit spreads).
          For all other investment securities, we utilize systematic procedures to review all investments that are in a loss position to determine if the decline is other-than-temporary, including the length of the time and the extent to which the fair value has been below cost, credit worthiness of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates, and our intent and ability to hold the security until the estimated fair value recovers. We perform best estimate cash flow simulations of projected principal losses for structured securities outside the scope of EITF 99-20.
          In determining whether an other-than-temporary decline in value has occurred, U.S. GAAP requires that we evaluate, for each impaired security where the estimated fair value is less than the amortized cost, whether we have the intent and ability to hold the security over a reasonable time for a forecasted recovery of fair value up to the amortized cost of the security. This requires us to consider our capital and liquidity requirements, any contractual or regulatory obligations, and the implications of our strategic initiatives that might indicate that impaired securities may need to be sold before the forecasted recovery of the fair value occurs. As discussed in more detail in Part I—Overview above, we have changed our strategic focus and have entered into definitive agreements to sell our Life Reinsurance International Segment and our Wealth Management business and we are currently in the process of selling our Life Reinsurance North America Segment. Additionally, as a result of declines in the fair value of our invested assets, which contain a significant concentration of sub-prime and Alt-A residential mortgage-backed securities, we have experienced deteriorating financial performance and a worsening liquidity and collateral position that raise substantial doubt about our ability to continue as a going concern beyond the short term. Furthermore, as part of our efforts to alleviate the collateral requirements of our reinsurance operating subsidiaries, we executed an Assignment Letter of Intent for the reinsurance agreements between SRUS and Ballantyne Re to ING which will adversely impact our ability to restrict the sale of impaired securities within this securitization structure. Given these conditions, we can no longer assert as of December 31, 2007 that we have the positive intent and ability to hold impaired securities to the forecasted recovery of fair value and as a result have recorded a $780.3 million other-than-temporary impairment charge for the fourth quarter of 2007. We expect to have an additional impairment charge of approximately $751.7 million for the first quarter of 2008.
Structured Securities Backed by Sub-prime and Alt-A Residential Mortgage Loans
          At December 31, 2007, our total investment portfolio, including controlled assets and funds withheld at interest and excluding operating cash, had an amortized cost of $10.1 billion, and an estimated fair value of $10.1 billion. Of the amortized cost, $1.3 billion, or 13.2%, were ABS backed by sub-prime residential mortgage loans and $0.9 billion, or 8.9%, were RMBS backed by Alt-A mortgage loans. These include bonds held in portfolios in our collateral finance facilities, in portfolios of our subsidiaries and by ceding companies in funds withheld at interest. Our exposure to collateralized debt obligations backed by similar ABS and RMBS was approximately $12,500.
          The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of sub-prime loans has recently led to higher delinquency and loss rates, especially for those issued during 2006 and 2007. These factors have caused a decrease in market liquidity and repricing of risk, which has led to estimated fair value declines from December 31, 2006 to December 31, 2007. We expect delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the future. Tranches of securities will experience losses according to the seniority of the claim on the collateral, with the least senior (or most junior), typically the unrated residual tranche, taking the initial loss. The credit ratings of the securities reflect the seniority of the securities that we own.
          As sub-prime and Alt-A loan performance has deteriorated, the market has become increasingly illiquid and unbalanced, with an absence of buyers, causing market prices to decrease and a decline in the estimated fair value of our bonds below their amortized cost. As a result of subsequent fair value declines of these securities in the period from December 31, 2007 to March 31, 2008 we estimate that an approximately further $751.7 million of impairment charges will be recognized in the first quarter of 2008.
          The credit rating, amortized cost, estimated fair value and related unrealized and realized losses related to our sub-prime and Alt-A securities are set out below:

	December 31, 2007
	Non-securitization		Securitization
	Structures Portfolio		Structures Portfolio		Total
	Sub-				Sub-
(U.S. dollars in millions)	prime	Alt-A	Sub-prime	Alt-A	prime	Alt-A
Book Value by Rating
AAA	$120.6	$118.0	$242.6	$67.6	$363.2	$185.6
AA	117.5	52.3	514.1	520.9	631.6	573.2
A+	4.3	1.8	108.7	20.9	113.0	22.7
A	26.5	15.6	29.8	19.7	56.3	35.3
A-	18.0	1.5	22.1	7.4	40.1	8.9
BBB+ or lower	19.3	7.2	58.3	15.8	77.6	23.0

Total	$306.2	$196.4	$975.6	$652.3	$1,281.8	$848.7

Estimated Fair Value by Rating
AAA	$120.6	$118.0	$242.6	$67.6	$363.2	$185.6
AA	117.5	52.3	514.1	520.9	631.6	573.2
A+	4.3	1.8	108.7	20.9	113.0	22.7
A	26.5	15.6	29.8	19.7	56.3	35.3
A-	18.0	1.5	22.1	7.4	40.1	8.9
BBB+ or lower	19.3	7.2	58.3	15.8	77.6	23.0

Total	$306.2	$196.4	$975.6	$652.3	$1,281.8	$848.7

Realized Loss by Rating
AAA	$(6.7)	$(6.6)	$(43.2)	$(3.6)	$(49.9)	$(10.2)
AA	(22.0)	(7.4)	(270.0)	(100.9)	(292.0)	(108.3)
A+	(1.3)	(0.5)	(52.0)	(12.0)	(53.3)	(12.5)
A	(6.7)	(2.9)	(34.9)	(11.8)	(41.6)	(14.7)
A-	(3.8)	(0.5)	(24.6)	(4.8)	(28.4)	(5.3)
BBB+ or lower	(16.0)	(9.5)	(77.1)	(21.1)	(93.1)	(30.6)

Total	$(56.5)	$(27.4)	$(501.8)	$(154.2)	$(558.3)	$(181.6)

Consolidated Sub-prime and Alt-A Portfolios
          The consolidated sub-prime portfolio includes securities that are collateralized by mortgage loans issued in the United States to borrowers that cannot qualify for prime financing terms due in part to an impaired or limited credit history. The sub-prime portfolio also includes securities that are collateralized by certain second lien mortgages regardless of the borrower’s credit profile. Of our $1,281.8 million in sub-prime residential ABS holdings,
•	$363.2 million (5.8% of total investments at amortized cost) were rated AAA/Aaa;

•	$994.8 million (15.8% of total investments at amortized cost) were rated AA-/Aa3 or above;

•	$1,204.2 million (19.2% of total investments at amortized cost) were rated A-/A3 or above; and

•	$975.6 million (15.5% of total investments at amortized cost) reside in our collateral finance facilities.
          As part of our fourth quarter impairment process, we marked down sub-prime bonds with an amortized cost of $1,840.2 million, realizing losses of $558.3 million bringing the unrealized loss position at December 31, 2007 to zero. As a result of estimated fair value reductions from December 31, 2007 to March 31, 2008, we estimate that we incurred further other-than-temporary of approximately $297.2 million or 23.2% of amortized cost of our sub-prime holdings and is 3.9% of our investment portfolio.
          The following table shows the amortized costs of our consolidated sub-prime portfolio by rating and vintage:

	Consolidated Sub-prime Portfolio as at December 31, 2007
	Vintage
	Years
	Ended
	December	Year	Six Months	Six Months
	31, 1997 to	Ended	Ended	Ended	Year Ended		% of
(U.S. dollars in millions)	December	December	June	December	December		Investment
Rating	31, 2004	31, 2005	30, 2006	31, 2006	31, 2007	Total	Portfolio
AAA	$50.6	$61.7	$115.8	$119.5	$15.6	$363.2	5.8%
AA	110.8	166.7	253.5	99.7	0.9	631.6	10.1
A+	2.8	87.6	11.1	8.9	2.6	113.0	1.8
A	23.5	11.2	11.4	5.6	4.6	56.3	0.9
A-	14.0	8.5	12.1	4.9	0.6	40.1	0.6
BBB+ and lower	13.4	3.5	24.7	29.5	6.5	77.6	1.2

Total	$215.1	$339.2	$428.6	$268.1	$30.8	$1,281.8	20.4%

% of investment portfolio	3.4%	5.4%	6.8%	4.3%	0.5%	20.4%

          Our consolidated Alt-A portfolio includes securities that are collateralized by residential mortgage loans issued to borrowers with stronger credit profiles than sub-prime borrowers, but who cannot qualify for prime financing terms due to high loan-to-value ratios and/or limited supporting documentation. Of our $848.7 million of Alt-A holdings,
•	$185.6 million (3.0% of total investments at amortized cost) were rated AAA/Aaa;

•	$758.8 million (12.1% of total investments at amortized cost) were rated AA-/Aa3 or above;

•	$825.7 million (13.1% of total investments at amortized cost) were rated A-/A3 or above; and

•	$652.3 million (10.4% of total investments at amortized cost) reside in our collateral finance facilities.
          As part of our fourth quarter impairment process, we marked down Alt-A bonds with an amortized cost of $1,030.4 million, realizing losses of $181.7 million bringing the unrealized loss position at December 31, 2007 to zero. As a result of estimated fair value reductions from December 31, 2007 to March 31, 2008, we estimate that we incurred further other-than-temporary impairments of approximately $322.2 million or 38.0% of amortized cost of our Alt-A holdings and is 4.2% of our investment portfolio.

          The following table shows the amortized costs of our Alt-A RMBS exposure by rating and vintage:

	Consolidated Alt-A Portfolio as at December 31, 2007
	Vintage
	Years
	Ended		Six	Six
	December	Year	Months	Months	Year
	31, 1997 to	Ended	Ended	Ended	Ended		% of
(U.S. dollars in millions)	December	December	June	December	December		Investment
Rating	31, 2004	31, 2005	30, 2006	31, 2006	31, 2007	Total	Portfolio
AAA	$33.7	$62.2	$56.2	$33.5	$—	$185.6	2.9%
AA	48.9	64.3	252.8	206.1	1.1	573.2	9.1
A+	1.2	0.6	—	20.9	—	22.7	0.4
A	18.5	3.1	5.5	8.2	—	35.3	0.6
A-	—	1.5	0.7	6.7	—	8.9	0.1
BBB+ and lower	2.2	4.6	7.7	8.5	—	23.0	0.4

Total	$104.5	$136.3	$322.9	$283.9	$1.1	$848.7	13.5%

% of investment portfolio	1.7%	2.2%	5.1%	4.5%	0.0%	13.5%

Consolidated Sub-prime and Alt-A Portfolios Excluding Those Held in Securitization Structures
          The following table details the amount of amortized costs of our sub-prime ABS and Alt-A holdings by rating and vintage for its consolidated portfolios excluding invested assets held in our three securitization structures: Orkney I, Orkney Re II and Ballantyne Re.

	Sub-prime Portfolio Excluding Securitization Structures as at December 31, 2007
	Vintage
	Years
	Ended		Six	Six
	December	Year	Months	Months	Year
	31, 1997 to	Ended	Ended	Ended	Ended		% of
(U.S. dollars in millions)	December	December	June	December	December		Investment
Rating	31, 2004	31, 2005	30, 2006	31, 2006	31, 2007	Total	Portfolio
AAA	$40.3	$35.2	$41.7	$1.5	$1.9	$120.6	1.9%
AA	64.3	27.6	25.4	—	0.2	117.5	1.9
A+	2.7	1.6	—	—	—	4.3	0.1
A	21.0	5.5	—	—	—	26.5	0.4
A-	14.0	4.0	—	—	—	18.0	0.3
BBB+ and lower	13.3	3.5	2.5	—	—	19.3	0.3

Total	$155.6	$77.4	$69.6	$1.5	$2.1	$306.2	4.9%

% of investment portfolio	2.6%	1.2%	1.1%	0.0%	0.0%	4.9%

	Alt-A Portfolio Excluding Securitization Structures as at December 31, 2007
	Vintage
	Years
	Ended		Six	Six
	December	Year	Months	Months	Year
	31, 1997 to	Ended	Ended	Ended	Ended		% of
(U.S. dollars in millions)	December	December	June	December	December		Investment
Rating	31, 2004	31, 2005	30, 2006	31, 2006	31, 2007	Total	Portfolio
AAA	$33.8	$22.0	$50.4	$11.8	$—	$118.0	1.9%
AA	29.4	9.5	12.3	—	1.1	52.3	0.8
A+	1.2	0.6	—	—	—	1.8	0.0
A	12.5	3.1	—	—	—	15.6	0.3
A-	—	1.5	—	—	—	1.5	0.0
BBB+ and lower	2.2	4.6	0.4	—	—	7.2	0.1

Total	$79.1	$41.3	$63.1	$11.8	$1.1	$196.4	3.1%

% of investment portfolio	1.2%	0.7%	1.0%	0.2%	0.0%	3.1%

Sub-Prime and Alt-A Portfolios in Securitization Structures
          The following table details the amount of amortized costs of our sub-prime and Alt-A holdings by rating and vintage held in our three securitization structures:

	Sub-prime Portfolio in Securitization Structures as at December 31, 2007
	Vintage
	Years
	Ended		Six	Six
	December	Year	Months	Months	Year
	31, 1997 to	Ended	Ended	Ended	Ended		% of
(U.S. dollars in millions)	December	December	June	December	December		Investment
Rating	31, 2004	31, 2005	30, 2006	31, 2006	31, 2007	Total	Portfolio
AAA	$10.3	$26.5	$74.1	$118.0	$13.7	$242.6	3.8%
AA	46.4	139.2	228.1	99.7	0.7	514.1	8.2
A+	—	86.1	11.1	8.9	2.6	108.7	1.7
A	2.6	5.6	11.4	5.6	4.6	29.8	0.5
A-	—	4.4	12.1	5.0	0.6	22.1	0.4
BBB+ and lower	—	—	22.3	29.5	6.5	58.3	0.9

Total	$59.3	$261.8	$359.1	$266.7	$28.7	$975.6	15.5%

% of investment portfolio	0.9%	4.2%	5.7%	4.2%	0.5%	15.5%

	Alt-A Portfolio in Securitization Structures as at December 31, 2007
	Vintage
	Years
	Ended		Six	Six
	December	Year	Months	Months	Year
	31, 1997 to	Ended	Ended	Ended	Ended		% of
(U.S. dollars in millions)	December	December	June	December	December		Investment
Rating	31, 2004	31, 2005	30, 2006	31, 2006	31, 2007	Total	Portfolio
AAA	$—	$40.1	$5.8	$21.7	$—	$67.6	1.1%
AA	19.7	54.7	240.4	206.1	—	520.9	8.3
A+	—	—	—	20.9	—	20.9	0.3
A	6.0	—	5.5	8.2	—	19.7	0.3
A-	—	—	0.7	6.7	—	7.4	0.1
BBB+ and lower	—	—	7.3	8.5	—	15.8	0.3

Total	$25.7	$94.8	$259.7	$272.1	$—	$652.3	10.4%

% of investment portfolio	0.5%	1.5%	4.1%	4.3%	0.0%	10.4%

Liquidity and Capital Resources
Liquidity
          The Holding Company
          We are a holding company whose primary uses of liquidity include, but are not limited to, operating expenses, the immediate capital and collateral needs of our operating companies, dividends paid to our shareholders and interest payments on our indebtedness. See Note 8 “Debt Obligations and Other Funding Arrangements” in the Notes to Consolidated Financial Statements. The primary sources of our liquidity include proceeds from our capital raising efforts and interest income on undeployed corporate investments. We also receive funding from our subsidiaries through transfer pricing arrangements reflecting services performed by us on behalf of our subsidiaries. We will continue to be dependent upon these sources of liquidity.
          The closing of the 2007 New Capital Transaction in May 2007 provided liquidity of $555.9 million. See Note 10 “Mezzanine Equity” in the Notes to Consolidated Financial Statements. The capital provided in the 2007 New Capital Transaction allowed us to repay the $275.0 million previously drawn on the Stingray financing facility and pay the closing costs of the 2007 New Capital Transaction. The remaining proceeds from the 2007 New Capital Transaction were made available to us and SALIC to fund, as needed, the uses of liquidity described above.
          As of December 31, 2007, we estimate that we had $399.6 million of available liquidity among us and our subsidiary, SALIC. This amount represents liquidity in excess of liquidity held by our insurance operating subsidiaries and includes cash and marketable securities. It also includes $275.0 million that was available under the Stingray Investor Trust (“Stingray”) facility as of December 31, 2007.
          In the first quarter of 2008, the following events significantly impacted our available liquidity:
•	On March 11, 2008, the $50.0 million previously drawn from Stingray to provide collateral for SRUS was no longer needed for that purpose and was returned to Stingray. As a result, on March 11, 2008, $325.0 million of Stingray was un-utilized, representing a $50.0 million increase to available liquidity. On March 12, 2008, a $275.0 million funding agreement was put to the facility. On April 14, 2008, an additional funding agreement of $50.0 million was put to the facility thus fully utilizing this facility.

•	On March 12, 2008, a $211.0 million capital contribution was made to SRUS due to an increase in its statutory reserve requirements as a result of asset adequacy testing. This is previously described in “Business Overview” of Part I, Item 1 above.

•	The HSBC II collateral finance facility requires us to fund any estimated fair value decline in the assets supporting the Regulation XXX reserves for the underlying business. Estimated fair values in the facility declined by $33.0 million between December 2007 and March 2008 resulting in a corresponding reduction to available liquidity in the first quarter of 2008.
          As of March 31, 2008, we estimate that we had $201.3 million of available liquidity among us and our subsidiary, SALIC. This represents an estimated reduction of $198.3 million from December 31, 2007.
          Subsequent to March 31, 2008, the following events significantly impacted our available liquidity:
•	Estimated fair values in the HSBC II collateral finance facility declined by a further $57.2 million between March 2008 and April 2008 resulting in a corresponding reduction to available liquidity in the second quarter of 2008.

•	Our statutory capital position and our ability to continue to take reserve credit have been further reduced as a result of declines in the fair values of sub-prime and Alt-A securities within Orkney Re II. In order to maintain reserve credit in SRUS, we expect approximately $15.0 million in available liquidity will be used to supplement assets inside Orkney Re II.

•	We utilized approximately $28.5 million in available liquidity resources to facilitate the ING and Ballantyne Re Reinsurance Transaction effective March 31, 2008 described in Part I “Business Overview.”

•	Prior to the completion of the sale of our Wealth Management business, cash dividends totaling $14.2 million were received from the three associated regulated entities (The Scottish Annuity Company (Cayman) Ltd, Scottish Annuity & Life Insurance Company (Bermuda) Ltd and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd.). This resulted in a corresponding increase to available liquidity.

•	On June 30, 2008, we agreed to post $22 million in additional collateral to each of our Clearwater Re and HSBC II collateral finance facilities resulting in an aggregate $44 million reduction to our available liquidity as part of the Forbearance Agreements executed with the counterparties to these facilities which are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Forbearance Agreements with Counterparties.”
          As a result of the events highlighted above, as well as financing costs and anticipated operating expenses, we estimate that our liquidity has decreased in excess of $135 million in the second quarter of 2008 and available liquidity is below $65 million as of June 30, 2008. This figure represents available liquidity prior to receiving the proceeds from the sale of our Life Reinsurance International Segment and Wealth Management business. We currently expect to complete the sale of these businesses in the third quarter of 2008 and, subject to various closing conditions, we anticipate the net proceeds to contribute over $70 million to available liquidity in the third quarter of 2008.
          As highlighted in the “Risks Related to Our Business”, the implications of a breach of certain financial reporting obligations and the potential breach of net worth covenants in two of our existing Regulation XXX collateral finance facilities, would have materially lowered and potentially exhausted our available liquidity in 2008 had we not reached forbearance agreements with the relevant counterparties. In particular:
•	As described in Part I “Business Overview” above, we are currently in breach of two covenants under the Clearwater Re facility for failure to deliver our financial statements for the period ended March 31, 2008 within the prescribed deadline. An event of default gives the counterparty banks the ability to accelerate the transaction and request repayment of any amounts currently being used under the facility. As of May 31, 2008, the amount we would have to pay the Clearwater Re banks is $365.9 million.

•	We also believe that after taking into account the impairments on our investment portfolio, we would have been in breach of a minimum net worth covenant under HSBC II. In the event of a breach, HSBC may either (a) accelerate the transaction and require SALIC to purchase outstanding certificates from HSBC equal to the outstanding notional amount less collateral totaling $523.3 million, as of May 31, 2008 or (b) request additional collateral.
          On June 30, 2008, we executed forbearance agreements with the relevant counterparties to each facility, whereby the relevant counterparties have agreed to forbear taking action related to covenant breaches until December 15, 2008. In order to achieve forbearance, we agreed to certain economic and non-economic terms which further constrained our available liquidity. The economic terms were in the form of (1) additional collateral posted to the respective facilities and (2) restrictions on additional usage of the facility. For the Clearwater Re facility, additional funding stops immediately, requiring us to fund future reserve strain incremental to the current $365.9 million facility. We estimate funding approximately $17 million in the second half of 2008. For the HSBC II facility, additional funding stops on December 15, 2008 unless terminated earlier under the terms of the forbearance agreement. We estimate funding approximately $7 million in the fourth quarter of 2008. Further details, including more specific information on the additional collateral required for the respective facilities are provided below in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Forbearance Agreements with Counterparties.”
          Set forth below are additional considerations related to our near to mid-term liquidity:
•	On March 12, 2009, we have an obligation to repay $100.0 million as part of an unsecured funding agreement with the Premium Asset Trust that matures on that date. SALIC entered into this agreement (Premium Asset Trust Series 2004-4) on March 12, 2004 and has been paying interest at a rate of three-month LIBOR plus 0.922% payable on a quarterly basis. The amount due under this funding agreement is included under interest sensitive contract liabilities on the consolidated balance sheet.

•	Our three securitizations (Orkney I, Orkney Re II and Ballantyne Re — See Note 7, “Collateral Finance Facilities and Securitization Structures” in the Notes to Consolidated Financial Statements) provide reserve credit to our operating subsidiaries for reinsured Regulation XXX business. Due to declines in the fair value of assets, particularly those investments classified as sub-prime and Alt-A residential mortgage-backed securities, the structures may not be able to provide full reserve credit equal to the statutory reserves associated with each underlying block of business. If the value of assets in the reinsurance trust falls below the statutory reserve requirements, either due to estimated fair value decreases or unfunded reserve increases, then we may have to provide liquidity to the operating subsidiaries or pledge additional assets to the extent of the deficiency in order to secure full reserve credit. Statutory reserves associated with level term life insurance (subject to Regulation XXX) tend to increase during the initial years of the policies, until the peak reserve requirement is met, and then decrease gradually over many years, although the specific composition of the underlying policies and the lapse rates, among other things, will greatly impact the future reserve requirement. The following tables illustrate for each securitization the extent to which the fair value of assets is sufficient to meet current statutory reserve requirements.

	As at December 31, 2007
(U.S. dollars in millions)	Orkney I	Orkney Re II	Ballantyne Re
Assets — Sub-prime + Alt-A	$399.0	$258.3	$970.7
Assets — Other	882.3	238.5	1,121.2

Total fair value of assets	1,281.3	496.8	2,091.9
Statutory reserves	(980.9)	(386.9)	(1,849.6)

Excess of assets over reserves	$300.4	$109.9	$242.3

	As at March 31, 2008
(U.S. dollars in millions)	Orkney I	Orkney Re II	Ballantyne Re
Assets — Sub-prime + Alt-A	$331.7	$176.4	$557.4
Assets — Other	887.4	238.6	1,127.9

Total fair value of assets	1,219.1	415.0	1,685.3
Statutory reserves	(1,004.3)	(405.3)	(1,353.1)

Excess of assets over reserves	$214.8	$9.7	$332.2

	As at December 31, 2006
(U.S. dollars in millions)	Orkney I	Orkney Re II	Ballantyne Re
Assets — Sub-prime + Alt-A	$494.9	$376.8	$1,489.1
Assets — Other	802.4	206.6	1,104.3

Total fair value of assets	1,297.3	583.4	2,593.4
Statutory reserves	(885.3)	(326.2)	(1,853.5)

Excess of assets over reserves	$412.0	$257.2	$739.9

•	On May 9, 2008, we executed amendments to certain transaction documents for Orkney Re II to provide greater flexibility in dealing with additional near and long term estimated fair value declines in the sub-prime and Alt-A securities held by Orkney Re II. The amendments eliminate certain priority of payment limitations and provide us with the ability to efficiently and economically recapture business from Orkney Re II. Without these amendments, it was expected that a default would have occurred under the Indenture on May 12, 2008. The table above as at March 31, 2008 includes the impact of the amendments. Notwithstanding these efforts, there continues to be significant exposure to further declines in the fair value of asset, which may have a negative impact on liquidity.

•	For Ballantyne Re, on March 31, 2008, we entered into an LOI with ING which allows us to recapture up to $375.0 million of excess statutory reserves from Ballantyne Re and requires ING to post letters of credit to support the related statutory reserve strain. On May 6, 2008, we completed this transaction and recaptured approximately 30% of the business in Ballantyne Re, effective as of March 31, 2008. This business was in turn recaptured by ING and ultimately ceded to SRD, utilizing the entire amount of the $375.0 million of letters of credit made available by ING. The LOI also required the parties to effect an assignment of the entire Ballantyne Re structure from SRUS to ING. The assignment to ING of SRUS’s interest in the Ballantyne Re structure would permanently remove SRUS’s exposure to the uncertainty of continued asset value fluctuations within Ballantyne Re. Accordingly, on June 30, 2008, we executed a binding letter of intent with ING to effect this novation and assignment transaction. In addition, on June 30, 2008, we and ING executed a binding letter of intent whereby we have the ability to recapture a portion of the Ballantyne Re business if, prior to completion of the assignment agreement, we deemed it necessary to conduct another recapture in order to allow SRUS to obtain full statutory reserve credit. We expect to execute this recapture and complete the assignment agreement during the third quarter of 2008. If certain conditions related to the ING Ballantyne Re Reinsurance Transaction effective March 31, 2008 are not satisfied by December 31, 2008, the LOC Fee will be stepped up and we will pay a $10 million commitment fee for use of the facility. These transactions are described in more detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Recapture and Assignment Agreements with Counterparties.”

•	On December 22, 2005, we entered into the Reinsurance Facility with a third-party Bermuda-domiciled reinsurer that provides up to $1.0 billion of collateral support for a portion of the business acquired from ING and subject to Regulation XXX reserve requirements. The Bermuda reinsurer provides reserve credit in the form of letters of credit or assets in trust equal to the statutory reserves. As at December 31, 2007, $904.6 million (2006 — $884.9 million) of collateral support was being provided. To the extent that statutory reserve requirements for this business exceed $1.0 billion, the excess will have to be funded through corporate liquidity. Currently we anticipate reserve requirements exceeding the Reinsurance Facility capacity in the fourth quarter of 2009.
          We have also undertaken the following activities to increase and/or maintain liquidity:
•	As highlighted in Part I “Business Overview” above, we recently entered into definitive agreements for the sale of our Life Reinsurance International Segment and Wealth Management business for cash, the proceeds of which will benefit our short term liquidity position. We currently expect to complete the sale of these businesses in the third quarter of 2008 and, subject to various closing conditions, we anticipate the net proceeds to increase available liquidity by over $70 million in the third quarter of 2008.

•	As highlighted in Part 1 “Business Overview”, we have ceased writing new reinsurance treaties and have notified our existing clients that we will not be accepting any new reinsurance risks under existing treaties.

•	As highlighted in Part 1 “Business Overview”, given our financial condition and the forbearance agreements reached with the relevant counterparties to the Clearwater Re and HSBC II collateral finance facilities, we suspended the payment of dividends on our perpetual preferred shares effective for the April 15, July 15, and October 15, 2008 declaration dates.

•	We are reducing our cost structure consistent with our change in strategy. In March of 2008, we executed a reduction in force including 26 employees, covering both Corporate and Life Reinsurance North America Segment employees. We expect this reduction in force to lower our annual personnel expenses by approximately $5.0 million.
          Even with these positive liquidity actions in 2008, to the extent we are not successful in selling the Life Reinsurance North America Segment by December 15, 2008, we will be required to rely on our run-off strategy to continue to administer the business in our Life Reinsurance North America Segment without taking on additional risk and will be required to record appropriate statutory reserves for the duration of these reinsurance obligations. Execution of our run-off strategy relies on the following: (1) obtaining additional forbearance from the relevant counterparties to Clearwater Re and HSBC II; (2) potentially finding alternative collateral support for Clearwater Re and HSBC II; and (3) raising additional capital to support corporate financial obligations. Our inability to implement one or more of these actions could result in our exhausting liquidity by the first quarter of 2009, and potentially sooner. As a result, our insurance operating subsidiaries may become insolvent and we may need to seek bankruptcy protection.
Forbearance Agreements with Counterparties
          Clearwater Re
          On, June 30, 2008, we entered into a forbearance agreement with the relevant counterparties under the Clearwater Re facility in order to avoid the repayment events highlighted above. The forbearance period will remain in effect, subject to certain conditions being met, until December 15, 2008. In order to achieve forbearance, we agreed to both economic and non-economic terms related to the Clearwater Re facility. The economic terms for forbearance have led to additional constraints on our available liquidity.
          Subject to terms agreed upon with the relevant counterparties, such counterparties will forbear during the forbearance period from accelerating the Clearwater Re financing due to the default by us in our obligation to deliver certain financial statements and filings by their respective due dates, as required to be delivered in accordance with the Clearwater Re transaction documents. Similarly, the relevant counterparties have agreed during the forbearance period to forbear from accelerating the Clearwater Re financing in the event we default in the performance of certain existing minimum net worth covenants. We have agreed that as a result of the existing defaults, the counterparties have no further obligation to fund any future advances under the facility. If we fail to deliver any required financial statements by December 15, 2008, fail to achieve the specified financial covenants during the applicable measurement periods, or fail to achieve certain milestones with respect to, among other things, the sale of our assets or lines of business, the forbearance will automatically terminate and give the relevant counterparties the right, without further notice or action, to accelerate the financing transaction as of such date.
          We have also agreed to contribute additional capital to Clearwater Re’s surplus account, including (i) $22 million on July 1, 2008, (ii) $6 million on or prior to August 15, 2008, (iii) additional future contributions based on our liquidity position, (iv) specified percentages of any sales proceeds that we receive on the disposition of our assets or lines of business, and (v) any collateral released by HSBC.
          In addition to the financial covenants and reporting requirements, the relevant counterparties required amendments to certain of the transaction documents relating to, among other things, pricing, restrictions on dividends and experience refunds out of Clearwater Re, recapture from Clearwater Re of the related insurance business, minimum balance requirements in Clearwater Re’s accounts, restrictions on the disposition of assets and certain uses of liquidity, minimum net worth tests, certain amendments to Clearwater Re’s investment guidelines, additional rights to appoint a majority of Clearwater Re’s directors, the right to request prior to July 31, 2008 that SALIC and SRGL pledge their respective equity interests in Clearwater Re, and the right to more frequent inspections and audits of Clearwater Re and SRUS. We have also agreed to make available to the relevant counterparties the same terms and conditions that we provide to any party in any other restructuring, refinance or forbearance arrangement in the future.
          Forbearance by the relevant counterparties will automatically terminate upon the earliest to occur of (a) the failure by us or any of our subsidiaries to achieve by the specified date any of the milestones specified in the forbearance agreement, (b) any breach of any covenant under the Clearwater Re transaction documents for which forbearance was not specifically provided, (c) the failure to deliver to the Clearwater Re counterparties any financial statement required under the facility by the required deadline, (d) any breach of the terms of the forbearance agreement, or (e) December 15, 2008.

          HSBC II
          On June 30, 2008, we entered into an amended and restated forbearance agreement with HSBC in order to avoid the repayment events or collateral calls anticipated under the HSBC II collateral financing transaction, as highlighted above. The forbearance period will remain in effect, subject to certain conditions being met, until December 15, 2008. In order to achieve forbearance, we agreed to both economic and non-economic terms with HSBC. The economic terms for forbearance have led to additional constraints on our available liquidity.
          Pursuant to the terms of the amended and restated forbearance agreement, HSBC has agreed during the forbearance period to forbear from demanding additional collateral under the transaction documents as a result of our anticipated failure to meet certain existing minimum net worth requirements. The forbearance period is subject to early termination upon the occurrence of certain events, including events of default under the underlying transaction documents, failure to maintain specified liquidity requirements, the institution of certain litigation proceedings, the early termination of the Clearwater Re forbearance period, failure to achieve certain milestones with respect to the progress of our revised business strategy (including the sale of our assets or lines of business), defaults under other agreements and borrowing facilities, and the breach of certain restrictive covenants relating to dividends and capital contributions.
          We will be required to pay certain fees to HSBC upon the redemption of the facility. We posted $22 million in additional collateral to HSBC and agreed to post additional collateral to HSBC over time if our liquidity position reaches certain specified thresholds. We have also agreed to apply specified percentages of any sales proceeds that we receive on the disposition of our non-core assets or lines of business to the reinsurance trust account related to the facility or as additional collateral to HSBC. SRGL agreed to guaranty the obligations of SALIC under the HSBC facility.
          In addition, HSBC has requested amendments to the transaction documents relating to, among others, an increase in the interest spread payable to HSBC, timing of recapture of the related insurance business, certain amendments to the investment guidelines (including an agreement to remove and replace certain assets currently in the reinsurance trust account), and additional reporting requirements. We have also agreed to make available to HSBC the same terms and conditions that we provide to any party in any other restructuring, refinance or forbearance arrangement in the future.
          Under the forbearance agreement, HSBC’s obligation to provide additional funding during the forbearance period has been capped and future funding to the facility would terminate upon the occurrence of certain events, including events of default under the transaction documents, the termination of the Clearwater Re forbearance period, and failure to enter into definitive agreements with respect to the sale of our Life Reinsurance North America Segment.
Recapture and Assignment Agreements with Counterparties
          On June 30, 2008, we entered into a binding letter of intent with ING (the “June 30 LOI”) and we entered into a separate binding letter of intent with Ballantyne Re, ING, Ambac Assurance UK Limited and Assured Assurance UK Limited (the “Assignment Letter of Intent”). The June 30 LOI and the Assignment Letter of Intent relate to the business that SRUS ceded to Ballantyne Re for the purpose of collateralizing the statutory reserve requirements of the Valuation of Life Insurance Policies Model Regulation XXX for a portion of the business that the Company acquired from ING at the end of 2004. We refer to this business as the “Ballantyne Business.”
          The closing of the transactions contemplated by the June 30 LOI and the Assignment Letter Agreement, respectively, are subject to receipt of required regulatory approvals, completion of transaction documentation reasonably acceptable to the respective parties and customary closing conditions.
June 30 LOI
          Pursuant to the June 30 LOI, SLD consented to the recapture by SRUS of a pro-rata portion of the Ballantyne Business effective as of June 30, 2008 (the “Recapture”). The Recapture would extend up to $200 million of excess statutory reserves on the subject business (the business recaptured, the “Recaptured Business”) and would involve, among other things, amendments to the reinsurance agreement between SRUS and SLD.

          Immediately following the consummation of the Recapture, SLD will recapture the Recaptured Business from SRUS in exchange for consideration from SRUS to SLD. SLD will then cede the Recaptured Business to SLDI, which will cede the Recaptured Business to SRLB. SRLB may cede the Recaptured Business to either of SALIC or SRD. SLDI has agreed to provide, or cause the provision of, one or more LOCs in order to provide SLD with statutory financial statement credit for the excess of the U.S. statutory reserves associated with the Recaptured Business over the economic reserves held in an account related thereto. We will bear the costs of the LOC by paying to SLD a facility fee based on the face amount of such LOCs outstanding as of the end of the preceding calendar quarter.
          The Recapture will be effective as of June 30, 2008 and will be consummated before the Assignment is consummated.
Assignment Letter of Intent
          Pursuant to the Assignment Letter of Intent, the parties have agreed to assign and novate to SLD the reinsurance agreement and trust agreement between SRUS and Ballantyne Re (the “Assignment”) as follows: (a) SLD and SRUS would terminate the portion of their existing reinsurance agreement that covers the Ballantyne Business, (b) SRUS and Ballantyne Re would terminate their existing reinsurance agreement (pursuant to which SRUS retroceded to Ballantyne Re the Ballantyne Business) (the “Pre-Assignment Reinsurance Agreement”) and would terminate the related reinsurance trust agreement between those parties, and (c) SLD and Ballantyne Re would enter into a new reinsurance agreement (the “Post-Assignment Reinsurance Agreement”), pursuant to which SLD would cede directly to Ballantyne Re the Ballantyne Business, and a new reinsurance trust agreement, pursuant to which SLD would become the sole beneficiary of the reinsurance trust account maintained by Ballantyne Re.
          SRUS will remain obligated to administer the Ballantyne Business following the consummation of the Assignment consistent with its obligation to administer the business acquired from ING at the end of 2004, of which the Ballantyne Business is a part.
          The Assignment also will involve amendments to certain of the agreements underlying the Ballantyne Re securitization transaction, including matters relating to services provided to Ballantyne Re and the delivery of financial and other information. We also have agreed that if SLD recapture business from Ballantyne Re following the Assignment in order to continue to receive full credit for reinsurance, SLDI is entitled to cede the recaptured business to us, in which case we will bear the costs of the LOCs obtained to support that business as described above. In addition, we also have agreed to obtain SLD’s consent before appointing any future director to the board of directors of Ballantyne Re and to not appoint as a director any person currently or formerly affiliated with Scottish Re.
          The Assignment will not relieve SRUS of liability for breaches of its representations, warranties, covenants or other obligations that relate to periods before the effective date of the Assignment, and the Company and SRUS will remain responsible for certain ongoing covenants made for the benefit of Ballantyne Re, Ambac and Assured. In addition, SRUS has agreed to indemnify and hold harmless SLD and its affiliates for losses and damages incurred arising from the exercise by Ballantyne Re of any right, or from any limitation on the ability of SLD to exercise any right or recover any amount, under the Post-Assignment Reinsurance Agreement as a result of (a) any breach of any representation, warranty or covenant of SRUS under the Pre-Assignment Reinsurance Agreement or any related transaction document, (b) any action or omission by any director, officer, employee, agent, representative, appointee, successor, or permitted assign of SRUS or any of its affiliates that causes a Tax Event (as defined in the Pre-Assignment Reinsurance Agreement) for Ballantyne Re or otherwise causes Ballantyne Re to be in breach of any representation, warranty or covenant under the Pre-Assignment Reinsurance Agreement or any related transaction document or (c) any arbitration award against SRUS that SLD pays on its behalf to avoid termination of the Post-Assignment Reinsurance Agreement.
          The Assignment will be effective as of June 30, 2008 or effective as of July 1, 2008 if the closing does not occur in time to permit SLD to take statutory financial statement credit for the reinsurance provided by Ballantyne Re as of June 30, 2008. The parties to the Assignment Letter of Intent have agreed to use their reasonable best efforts to close the Assignment by August 11, 2008, and if the Assignment has not closed by September 30, 2008 any party is entitled to terminate the Assignment Letter of Intent and not consummate the Assignment.

Cash flow
          Net cash provided by operating activities amounted to $410.8 million in 2007 compared to net cash provided by operating activities of $483.4 million in 2006. Operating cash flow includes cash inflows from premiums, fees and investment income, and cash outflows for benefits and expenses paid. In periods of growth of new business, our operating cash flow may decrease due to first year commissions paid on new business generated. For income recognition purposes, these commissions are deferred and amortized over the life of the business. The decrease in net cash provided by operating activities principally relates to activity in the prior year period where $442.3 million of funds withheld were released as a result of the Ballantyne Re collateral finance facility. The remaining cash provided by operating activities in the prior year was mainly due to the increase in reserves for future policy benefits related to a new annuity contract written by the Life Reinsurance International Segment, which was subsequently recaptured.
          Net cash used in investing activities was $447.9 million in 2007 compared to net cash used in investing activities of $2,820.4 million in 2006. The decrease in net cash used in investing activities principally relates to the purchases of fixed maturity securities in the first quarter of 2006.
          Net cash provided by financing activities was $237.2 million in 2007 and $1,539.6 million in 2006. The decrease in net cash provided by financing activities principally relates to prior year financings of $1,771.8 million mainly raised in the Ballantyne Re collateral finance facility, $265.0 million related to drawdown of funds on the Stingray facility, and $153.7 million from proceeds from a prepaid variable share forward contract. The current year financings include $365.9 million raised in the Clearwater Re securitization, $555.9 million in net proceeds from the issuance of Convertible Cumulative Participating Preferred Shares offset by $265.0 million net repayment of funds drawn down from the Stingray facility.
Collateral
          We must have sufficient assets available for use as collateral to support our borrowings, letters of credit and certain reinsurance transactions. With reinsurance transactions, the need for collateral or letters of credit arises in the following ways:
•	When SALIC, SRD or Scottish Re Limited enter into a reinsurance treaty with a U.S. customer, they must contribute assets into a qualifying reserve credit trust and/or provide a letter of credit to enable the U.S. ceding company to obtain a reserve credit for the reinsurance transaction since these companies are not licensed or accredited U.S. reinsurers.

•	When SRUS enters into a reinsurance transaction, it typically incurs a need for additional statutory capital to cover strain from acquisition costs and increases in required risk-based capital. To the degree its own surplus is not sufficient to meet this need, we can make an additional capital contribution into SRUS, or SRUS can cede a portion of the transaction to another company within the group or an unrelated reinsurance company. If that reinsurer is not a licensed or accredited U.S. reinsurer, it must contribute assets to a qualifying reserve credit trust and/or provide a letter of credit in order for SRUS to obtain reserve credit. SRUS has ceded significant amounts of business to SRD, relieving SALIC of the need to contribute substantial amounts of capital to SRUS. In connection with such cessions by SRUS to SRD, SRD must contribute eligible assets to qualifying reserve credit trusts and/or provide letters of credit in order for SRUS to obtain reserve credit.

•	U.S. customers of SRUS and SRLC are able to receive reserve credit from SRUS and SRLC by virtue of their licenses and authorizations to write reinsurance throughout the United States and, as a result, they generally are not required to provide collateral to such U.S. customers. However, SRUS may agree reserving certain circumstances to provide a reserve credit trust, security trust, or letter of credit to mitigate the counter-party risk from the customer’s perspective, thereby enabling transactions that otherwise would be unavailable or would be available only on significantly less attractive terms.

ING Collateral Arrangement
          Pursuant to the terms of our acquisition of the individual life reinsurance business of ING, ING is obligated to maintain collateral for the Regulation XXX and AXXX reserve requirements of the acquired business (excluding the business supported by other arrangements) for the duration of such requirements. We pay ING a fee based on the face amount of the collateral provided.
          In 2005 and 2006, we completed three transactions that collectively provided approximately $3.7 billion in collateral to fund Regulation XXX reserve requirements associated with specific blocks of business originally assumed as part of the acquisition of ING’s individual life reinsurance business. These transactions extinguished ING’s obligation to provide collateral for Regulation XXX statutory reserve requirements on the business covered. These transactions replaced ING collateral and resulted in a refund from ING for fees incurred of $6.2 million in 2006 and $6.7 million in 2005. At December 31, 2007, $1.73 billion of collateral support is being provided by ING.
Collateral Summary
          At December 31, 2007 and March 31, 2008, we had $4.0 billion of collateral finance facility obligations relating to the HSBC II, Orkney I, Orkney Re II, Ballantyne Re and Clearwater Re transactions. In connection with these transactions, we have assets with a fair value of approximately $5.3 billion that represent assets supporting the economic reserves, excess reserves, additional funding amounts and surplus in the transactions. These assets are managed in accordance with predefined investment guidelines as to permitted investments, portfolio quality, diversification and duration.
Long-term Debt
          Effective December 1, 2006, we executed an amendment to our bank credit facility agreement that permitted the payment of up to $115.0 million from SALIC to us. The payment was transferred on December 4, 2006. These actions enabled us to repurchase nearly all of the $115.0 million 4.5% Senior Convertible Notes which note holders had the right to put to us on December 6, 2006. We subsequently repurchased the remaining $8,000 in Senior Convertible Notes that were not put in order to retire the full issue. The notes were purchased at a repurchase price of 100% of their principal amount plus accrued and unpaid interest and additional amounts, if any, in cash.
Funding Agreements
Stingray
          On January 12, 2005, we entered into a put agreement with Stingray for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time.
          In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for SRUS for reinsurance obligations under inter-company reinsurance agreements. At December 31, 2007, $50.0 million was in use for this purpose. The put premium and interest costs incurred during the years ended December 31, 2007 and 2006 amounted to $11.1 million and $10.2 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income (loss). In accordance with FIN 46R, we are not considered to be the primary beneficiary of Stingray and, as a result, we do not consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust. Any funds drawn down on the facility are included in interest sensitive contract liabilities on our balance sheet. As at December 31, 2007 and 2006, $275.0 million and $2.0 million, respectively, were available and unutilized for use under this facility. As at December 31, 2007 $275.0 million of the facility was unutilized.
          On March 11, 2008, the $50.0 million used to provide collateral for SRUS was no longer needed for that purpose and was returned to the facility. As a result, on March 11, 2008, $325.0 million of the facility was un-utilized. On March 12, 2008, a $275.0 million funding agreement was put to the facility. On April 14, 2008, an additional funding agreement of $50.0 million was put to the facility thus fully utilizing the facility. Currently, there is no availability in the Stingray facility to provide collateral to SRUS.
Premium Asset Trust Series 2004-4
          On March 12, 2004, SALIC entered into an unsecured funding agreement with the Premium Asset Trust for an aggregate of $100 million. The funding agreement has a stated maturity of March 12, 2009 and accrues interest at a rate of three month LIBOR plus 0.922%, payable on a quarterly basis. The amount due under this funding agreement is included under interest sensitive contract liabilities on the consolidated balance sheet.
Credit Facilities
          On July 14, 2005, SALIC, SRD, SRUS and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks to provide capacity for borrowing and extending letters of credit. All outstanding letters of credit under this facility were cancelled and the facility was terminated effective January 19, 2007.
          On August 18, 2005, SRD entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. Effective September 22, 2006, SALIC and SRD terminated the $30 Million Credit Agreement. All letters of credit outstanding under the agreement, in an aggregate of $10.0 million, were cancelled on September 22, 2006.
          On November 30, 2006, SALIC and Scottish Re Limited entered into a one year, $5.0 million letter of credit facility with a single bank on a fully secured basis. This facility was amended on October 31, 2007 to a term of two years and to a limit of $15.0 million. Outstanding letters of credit for SALIC at December 31, 2007 were $75,000. Outstanding letters of credit for Scottish Re Limited at December 31, 2007 were $3.3 million.
          On March 9, 2007, SALIC entered into a $100 million unsecured term loan facility with Ableco Finance LLC and Massachusetts Mutual Life Insurance Company, both of which are related parties to Cerberus and MassMutual Financial Group respectively. This facility was terminated on May 7, 2007 in conjunction with the $600.0 million equity investment by SRGL LDC and MassMutual Capital. The facility was not drawn down or utilized over the period it was in place.
Tartan
          On May 4, 2006, we entered into an agreement that provides two classes totaling $155.0 million of collateralized catastrophe protection with Tartan, a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides SALIC with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Expenses related to this transaction are included in “Acquisition costs and other insurance expenses” in the Corporate and Other Segment.
          In accordance with SFAS No. 133, this contract is considered to be a derivative. The fair value of the contract has been determined to be $0 as at both December 31, 2007 and 2006.
          Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are, therefore, not required to consolidate it in our consolidated financial statements.
Capital
          Since we have significant operations and capital outside of the United States, we do not believe that limiting an analysis of our financial position to U.S. statutory surplus calculated in accordance with the NAIC Accounting Practices and Procedures Manual is an appropriate way to evaluate the financial condition of our consolidated worldwide operations. Management believes that a more appropriate measure is shareholders’ equity.

We had total shareholders’ equity, as calculated in accordance with U.S. GAAP, of approximately $346.7 million as of December 31, 2007. Total capitalization at December 31, 2007 and 2006 is as follows:

	As of	As of
(U.S. dollars in thousands)	December 31, 2007	December 31, 2006

Shareholders’ equity	$346,727	$1,057,192
Mezzanine equity	555,857	143,665
Long-term debt	129,500	129,500

Total capitalization	$1,032,084	$1,330,357

          The change in total capitalization at December 31, 2007 as compared to December 31, 2006 was primarily due to the issuance of the convertible cumulative participating preferred shares (mezzanine equity) resulting in aggregate net proceeds of $555.9 million and the issuance of ordinary shares to holders of HyCUs on the conversion of purchase contracts of $143.7 million. This is offset by the net loss attributable to ordinary shareholders of $1,025.6 million for the year ended December 31, 2007 which was predominantly the result of net realized losses on investments of $979.3 million. Realized losses of $780.3 million were incurred in the fourth quarter of 2007 for other-than-temporary impairments of securities with unrealized losses where we lacked the positive intent and ability to hold the impaired securities for a reasonable time necessary for a forecasted recovery in value. We estimate that we will recognize a further $751.7 million of other-than-temporary impairment charges relating to the investment portfolio for the quarter ended March 31, 2008 which will further erode our consolidated shareholders’ equity.
          Our three securitization structures provide reserve credit to our operating subsidiaries for business reinsured. Therefore, an important metric is whether the value of the assets in the securitization portfolios is greater than the statutory reserves of the underlying blocks of business. At December 31, 2007, all of the securitization structures were currently providing full reserve credit. If any deficiency were to develop, then our operating subsidiaries may be required to pledge additional assets to secure reserve credit outside of the securitization structure. As such, the amount of invested assets that exceeds statutory reserves within the securitization portfolios potentially represents additional protection from unexpected estimated fair value declines in invested assets.
          As summarized in the following table, the fair value of invested assets within Orkney I, Orkney Re II and Ballantyne Re, exceeded the statutory reserves covered by the structures by approximately $652.6 million and $1,409.1 million as of December 31, 2007 and 2006, respectively. The aggregate excess of the fair value of invested assets over the statutory reserves had declined to $556.7 million as of March 31, 2008. For further details, refer to “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Liquidity.”

	As of	As of
	December 31,	December 31,
(U.S. dollars in millions)	2007	2006
Invested assets within securitization portfolios	$3,870.0	$4,474.1
Statutory reserves	(3,217.4)	(3,065.0)

Amount of invested assets that exceed statutory reserves within securitization portfolios	$652.6	$1,409.1

          Over time, we expect to receive distributions from the securitization structures through our debt and equity investments in the securitization structures. Temporary and permanent changes in the estimated fair value of assets in these structures, and the ratings of SRUS, could impact the size and timing of these distributions.
          See Note 7 “Collateral Finance Facilities and Securitization Structures” and Note 20 “Statutory Requirements and Dividend Restrictions” in the Notes to Consolidated Financial Statements for additional details on the items noted in the table.

Prepaid Variable Share Forward Contract
          In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the “forward purchasers”) and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates, we would deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also had the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception together with the underwriting costs of the forward sales agreements was reflected in shareholders’ equity (as a reduction in additional paid-in capital).
          On June 26, 2006, we exercised our right of prepayment under the forward sale agreements and received 75% of the $150.0 million proceeds totaling $110.0 million, net of prepayment discounts of $2.5 million. This prepayment was recorded as a separate component of consolidated shareholders’ equity. The total amount of the discount related to the prepayment transaction was recorded as an imputed dividend charge over the applicable contract settlement period.
          On August 9, 2006, the forward purchasers notified us of the occurrence of “Increased Cost of Stock Borrow” under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to: (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. On August 17, 2006, we received cash proceeds of $36.5 million and issued 6,578,948 ordinary shares, which satisfied in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers’ obligations to pay us under such agreements. An imputed dividend was charged to earnings based on the pro-rated amount of time that elapsed from the original prepayment date until settlement date. The balance of the discount reduced the net proceeds on issuance of shares.
          Upon the settlement of the forward sales agreements, we have received $147.3 million in the aggregate and issued an aggregate 6,578,948 ordinary shares.
Shareholder Dividends
          On July 28, 2006, the Board suspended the dividend on our ordinary shares. All future payments of dividends are at the discretion of our Board and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board may deem relevant.
          The declaration of any cash dividend or similar capital distribution, exclusive of the Non-Cumulative Perpetual Preferred Shares during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, SALIC has an insurer financial strength rating of at least “A-” for Standard & Poor’s and A3 for Moody’s Investors Service, would terminate the Forbearance Agreement with HSBC.
          Dividends on the perpetual preferred shares are payable on a non-cumulative basis at a rate per annum of 7.25% until the dividend payment date in July 2010. Thereafter, the dividend rate may be at a fixed rate determined through remarketing of the perpetual preferred shares for specific periods of varying length not less than six months or may be at a floating rate reset quarterly based on a predefined set of interest rate benchmarks. During any dividend period, unless the full dividends for the current dividend period on all outstanding perpetual preferred shares have been declared or paid, no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders’ equity levels. See Note 11 “Shareholders’ Equity” in the Notes to Consolidated Financial Statements for further details.

          On April 14, 2008, we announced that pursuant to the Certificate of Designations for our non-cumulative perpetual preferred shares (the “Perpetual Preferred Shares”) we may be precluded from declaring and paying dividends on the October 15, 2008 dividend payment date because we may not meet certain financial tests under the terms of the perpetual preferred shares required for us to pay such dividends. In addition, we also announced that, given our current financial condition, our Board of Directors in its discretion had decided not to declare a dividend for the April 15, 2008 dividend payment date. Furthermore, on July 3, 2008, the Board determined that in light of our financial condition and in accordance with the terms of our forbearance agreements with the relevant counterparties to the Clearwater Re and HSBC II collateral finance facilities, we would suspend the cash dividend for the July 15, 2008 payment date.
Regulatory Capital Requirements
          SALIC has agreed with SRUS that it will (1) cause SRUS to maintain capital and surplus equal to the greater of $20.0 million or such amount necessary to prevent the occurrence of a Company Action Level Event under the risk-based capital laws of the State of Delaware and (2) provide SRUS with enough liquidity to meet its obligations in a timely manner.
          SALIC has agreed with SRLC that it will (1) cause SRLC to maintain capital and surplus equal to at least 175% of Company Action Level risk-based capital, as defined under the laws of the State of Delaware and (2) provide SRLC with enough liquidity to meet its obligations in a timely manner.
          SALIC and the Company have agreed with Scottish Re Limited that in the event Scottish Re Limited is unable to meet its obligations under its insurance or reinsurance agreements, SALIC, or if SALIC cannot fulfill such obligations, then we will assume all of Scottish Re Limited’s obligations under such agreements.
          SALIC and the Company have executed similar agreements for SRD and SRLB and may, from time to time, execute additional agreements guaranteeing the performance and/or obligations of their subsidiaries.
          All of our regulated insurance entities are in excess of their minimum regulatory capital requirements as of December 31, 2007. See Note 20 “Statutory Requirements and Dividend Restrictions” in the Notes to Consolidated Financial Statements for further details.
Contractual Obligations and Commitments
          The following table shows our contractual obligations and commitments as of December 31, 2007, including obligations arising from our reinsurance business and payments due by period:

	Payments Due by Periods
	Less Than 1	1-3	4-5	More Than 5
(U.S. dollars in thousands)	Year	Years	Years	Years	Total
Long term debt	$—	$—	$—	$129,500	$129,500
Operating leases	4,691	8,265	8,323	13,783	35,062
Funding agreements	320	100,000	—	—	100,320
Collateral financing facility liabilities	3,130,379	850,000	—	—	3,980,379
Interest sensitive contract liabilities	400,407	622,182	569,935	1,546,987	3,139,511
Reserve for future policy benefits	779,754	337,684	460,193	2,841,443	4,419,074

	$4,315,551	$1,918,131	$1,038,451	$4,531,713	$11,803,846

          Our long-term debt is described in Note 8 “Debt Obligations and Other Funding Arrangements” in the Notes to Consolidated Financial Statements. Long-term debt includes capital securities with various maturities from

December 4, 2032 through December 15, 2034. They are however, redeemable at various dates from September 30, 2008 through December 15, 2009. They have been included in the above table based on their maturity date.
          We lease office space in the countries in which we operate. These leases expire at various dates through 2023.
          Amounts due under funding agreements are reported in interest sensitive contract liabilities in the consolidated balance sheets. These are agreements in which we earn a spread over LIBOR. The contractual repayment terms are detailed in the table above.
          Collateral finance facilities include HSBC II, and securitization obligations with Orkney I, Orkney Re II, Ballantyne Re and Clearwater Re. These obligations are secured by fixed maturity investments and cash and cash equivalents included in our Consolidated Balance Sheet. The liabilities have been included in the table above at their earliest possible redemption date at our option and not their scheduled maturity date. These transactions and their contractual maturity dates are described in Note 7 “Collateral Finance Facilities and Securitization Structures” in the Notes to Consolidated Financial Statements.
          Interest sensitive contract liabilities (excluding amounts due under funding agreements) include amounts primarily related to deferred annuities. These are generally comprised of policies or contracts that do not have contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts which include mortality, morbidity, persistency, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. The sum of the obligations shown for all years in the table of $3.1 billion exceeds the liability amount of $2.5 billion included on the consolidated balance sheet (which excludes amounts due from funding agreements) principally due to the fact that amounts presented above are on an undiscounted basis.
          Reserves for future policy benefits include liabilities related primarily to our reinsurance of traditional life insurance and related policies. These are generally comprised of policies or contracts that do not have contractual maturity dates and may not result in any future payment obligation. For these policies and contracts (i) we are not currently making payments and will not make payments in the future until the occurrence of an insurable event, such as death or disability or (ii) the occurrence of a payment triggering event, such as a surrender of a policy or contract, which is outside of our control. We have made significant assumptions to determine the estimated undiscounted cash flows of these policies and contracts which include mortality, morbidity, persistency, future lapse rates and interest crediting rates. Due to the significance of the assumptions used, the amounts presented could materially differ from actual results. The sum of the obligations shown for all years in the table of $4.4 billion exceeds the liability amount of $4.1 billion included on the consolidated balance sheet principally due to the fact that amounts presented above are on an undiscounted basis.
Off Balance Sheet Arrangements
          We have no obligations, assets or liabilities other than those disclosed in the consolidated financial statements forming part of this Annual Report on Form 10-K, no trading activities involving non-exchange traded contracts accounted for at fair value, and no relationships and transactions with persons or entities that derive benefits from their non-independent relationship with us or our related parties.
New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurements
          In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands the disclosures about fair value measurements. The standard clarifies that fair value is represented by an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal or most advantageous market for that asset or liability as of the measurement date. Fair value is measured based on assumptions used by market participants in pricing the asset or liability, which should also include assumptions about inherent risk, restrictions on sale or use and non-performance risk. The standard also establishes a three-level fair value hierarchy, which reflects the nature of inputs into the valuation techniques used to measure fair value. The highest level in the hierarchy is given to quoted prices in active markets for identical assets or liabilities and the lowest level is given to unobservable inputs in situations where there is little or no market activity for the asset or liability. In addition, disclosure requirements for annual and interim reporting have been expanded to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of those measurements on earnings. SFAS No. 157 is generally applied prospectively and is effective January 1, 2008 for calendar-year companies. Retrospective application is required for certain financial instruments as a cumulative effect adjustment to the opening balance of retained earnings. We have reviewed the requirements of SFAS No. 157 and, while we are still assessing the impact, we do not believe SFAS No. 157 will have a material effect on our consolidated financial condition and results of operations. We note that there will be increased disclosure regarding certain investments deemed to be the lowest level in the fair value hierarchy.
FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities
          In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The fair value option is irrevocable (unless a new election date occurs) and the fair value option may be applied only to entire instruments and not to portions of instruments. SFAS 159 will be effective for interim and annual financial statements issued after January 1, 2008 for calendar-year companies. At the effective date, the fair value option may be elected for eligible items that exist on that date, with the effect of the first re-measurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings. W have completed our review of all applicable financial assets and financial liabilities on the consolidated balance sheet and have decided not to elect the fair value option for eligible instruments at the effective date.
Adoption of FIN 48
          In June 2006, the FASB issued Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income tax recognized in a company’s financial statements. FIN 48 requires companies to determine whether it is “more likely than not” that a tax position will be sustained upon examination by the appropriate taxing authorities before any part of the benefit can be recorded in the financial statements. It also provides guidance on the recognition, measurement and classification of income tax uncertainties, along with any related interest and penalties. Previously recorded income tax benefits that no longer meet this standard are required to be charged to earnings in the period that such determination is made. On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a net decrease to our beginning retained earnings of $18.0 million representing a total FIN 48 liability of $75.3 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $8.9 million) offset by a $57.3 million reduction of our existing valuation allowance. We had total unrecognized tax benefits (excluding interest and penalties) of $72.7 million at January 1, 2007, the recognition of which would result in a $15.4 million benefit to the effective tax rate.
Item 7A: QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
          We are principally exposed to the following market risks: interest rate risk, credit risk and foreign exchange rate risk.
Interest Rate Risk
          Changes in interest rates affect our earnings and financial condition in multiple ways. As interest rates rise, the estimated fair value of the fixed income securities in our investment portfolio falls. Interest rate changes also expose our investments to reinvestment risk. As interest rates fall, funds reinvested may earn less than is necessary to match related liabilities. Alternatively, as interest rates rise, net cash outflows may have to be funded by selling assets, which will then be trading at depreciated values. Interest rate changes also impact our liabilities. As rates fall, the present value of our reinsurance liabilities increases thus increasing reserve requirements. In some cases, the policies that we reinsure contain provisions that tend to increase benefits to customers depending on movements in interest rates. Changes in interest rates can also adversely affect lapse rates on some types of policies we reinsure. We manage these exposures to changes in interest rates by designing the maturity structure and setting the target duration of fixed-rate investments to have approximately the same characteristics as the related liabilities.
          On a monthly basis, we measure the gap between the effective duration of the investments and the target duration. Our investment policy limits the consolidated duration gap to 0.75 years. The average effective duration of our portfolio was 4.2 years at December 31, 2007 and 2.9 years at December 31, 2006. We may use interest rate swaps and options as tools to mitigate these risks as appropriate. We may also retrocede some risks to other reinsurers.
          Floating-rate liabilities, including borrowings, are backed primarily by floating-rate assets. In the capital account, however, we own investments that are also sensitive to interest rate changes and this sensitivity is not offset by liabilities. For capital account assets, we target a duration of 3.0 years.
          The following tables provide information as of December 31, 2007 about the maturity structure of the portion of our investment portfolio managed by external managers. The tables do not include funds withheld at interest of $1.7 billion. The tables show the aggregate amount, by book value and fair value, of the securities that are expected to mature in each of the next five years and thereafter, as well as the weighted average book yield of those securities. The expected maturity is the weighted average life of a security and takes into consideration par amortization (for mortgage-backed securities), call features and sinking fund features.
          At December 31, 2007 market interest rates were used as discounting rates in the estimation of fair value.

(U.S. dollars in millions,	Expected Maturity Date
except percentages)								Total Fair
Total	2009	2010	2011	2012	2013	Thereafter	Total	Value
Principal amount	$2,147	$1,443	$2,042	$612	$444	$3,113	$9,801	$8,411
Book value	$1,496	$1,252	$1,505	$571	$440	$3,108	$8,372
Weighted average book yield	4.39%	4.52%	4.43%	4.98%	5.08%	5.57%	4.93%

(U.S. dollars in millions,	Expected Maturity Date
except percentages)								Total Fair
Fixed Rate Only	2009	2010	2011	2012	2013	Thereafter	Total	Value
Principal amount	$1,718	$413	$398	$351	$311	$2,867	$6,058	$5,506
Book value	$1,106	$419	$402	$360	$309	$2,872	$5,468
Weighted average book yield	4.36%	5.01%	5.07%	5.23%	5.37%	5.64%	5.25%

(U.S. dollars in millions,	Expected Maturity Date
except percentages)								Total Fair
Floating Rate Only	2009	2010	2011	2012	2013	Thereafter	Total	Value
Principal amount	$429	$1,030	$1,644	$261	$133	$246	$3,743	$2,905
Book value	$390	$833	$1,103	$211	$131	$236	$2,904
Weighted average book yield	4.48%	4.27%	4.20%	4.56%	4.39%	4.73%	4.34%
Credit Risk
          Credit risk relates to the uncertainty associated with the continued ability of a given obligor to make timely payments of principal and interest. In our investment portfolio, credit risk is manifested in three ways:

•	actual and anticipated deterioration in the creditworthiness of an issue, as may be reflected in downgrades in its ratings, tend to reduce its estimated fair value;

•	our managers might react to the actual or expected deterioration and/or downgrade of an issuer by selling some or all of our positions, realizing a loss (or a profit smaller than would have been realized if the deterioration or downgrade had not occurred); and

•	the issuer may go into default, ultimately causing us to realize a loss.
          We maintain an Investment Policy, approved by our previous Board that recognizes the importance of diversification in mitigating credit risk. Our portfolios are managed according to specific guidelines governing the various investment programs, and central to each of these guidelines is a set of limits on exposures to individual issuers, sectors, and asset classes. The distribution of our invested assets by Standard & Poor’s ratings and by sector are provided under “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Financial Condition – Investments”. The current Investment Policy and associated portfolio guidelines are subject to our review and revision due to changes in market and economic conditions, and resulting amendments to the Policy and guidelines will be submitted to the Board for their review and approval. We employ third party money management firms to execute its investment program within these guidelines, and we monitor these firms’ capabilities, performance and compliance with our investment and risk management policies.
          The residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions during the past year. We have exposure to the sub-prime market as a result of securities held in our investment portfolio, as described in more detail under “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Financial Condition — Structured Securities Backed by Sub-prime and Alt-A Residential Mortgage Loans”. Due to these recent developments, especially in the sub-prime sector, there is a risk that these investment values may further decline which may adversely affect our financial condition. See Note 22 “Subsequent Events” in the Notes to Consolidated Financial Statements.
          We are also exposed to credit risk as a result of our reinsurance, retrocession and hedging transactions to counterparties that may be unable or unwilling to pay contractual claims as they become due. We limit and diversify our counterparty risk by spreading our retrocession over a pool comprised of highly rated retrocessionaires. Our underwriting guidelines provide that any retrocessionaire to whom we cede business must have a financial strength rating of at least “A-” or higher from A.M. Best or an equivalent rating by another major rating agency. However, even if a retrocessionaire does not pay a claim submitted by us, we are still responsible for paying that claim to the ceding company. We monitor the ratings of our retrocession partners, highlighting any outstanding claims from retrocessionaires that have fallen below target ratings standards.
Foreign Currency Risk
          Our functional currency is the United States dollar. However, our U.K. subsidiaries, Scottish Re Holdings Limited and Scottish Re Limited, incur operating expenses in British pounds, reinsure business denominated in U.S., dollars, British pounds, Euros and other currencies, and maintain parts of their investment portfolios in Euros and British pounds. All of Scottish Re Limited’s original U.S. business is settled in United States dollars, all Canadian, Latin American and certain Asia and Middle East business is converted and settled in United States dollars, and all other currencies are converted and settled in Euros or British pounds. The results of the business recorded in Euros and in British pounds are then translated to United States dollars. We attempt to limit substantial exposures to foreign currency risk, but do not actively manage currency risks. To the extent our foreign currency exposure is not properly managed or otherwise hedged, we may experience exchange losses, which in turn would adversely affect our results of operations and financial condition.
          We may enter into investment, insurance and reinsurance transactions in the future in currencies other than United States dollars. Our objective is to avoid substantial exposures to foreign currency risk. We will manage these risks using policy limits, asset-liability management techniques and hedging transactions.

Item 8: FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
          The information called for by this item is set forth in “Item 15: Exhibits, Financial Statement Schedules and Reports on Form 8-K.”
Item 9: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
          There were no changes in or disagreements with accountants on accounting and financial disclosure for the fiscal year ended December 31, 2007.

Item 9A: CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
          In connection with the preparation of this Annual Report on Form 10-K, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of December 31, 2007. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosures.
          On May 13, 2008, the Company announced that we had a material weakness relating to our controls over accounting procedures in place as of September 30, 2007 as controls did not operate effectively to ensure full conformance with the applicable guidance in Emerging Issues Task Force (“EITF”) Issue No. 99-20, “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests That Continue to Be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”). Accordingly, the Company reassessed the amounts recorded for other-than-temporary impairments of investment securities covered by the scope of EITF 99-20 for all prior periods and determined that a restatement was necessary as of September 30, 2007. As part of its ongoing remediation efforts, the Company has restated its consolidated financial statements for this error and amended its quarterly report on Form 10-Q for the period ended September 30, 2007.
          As of December 31, 2007 and as described under Remediation of Material Weaknesses in Internal Control over Financial Reporting below, the material weakness relating to controls over the accounting for other-than-temporary impairments of investments was not fully remediated. As a result of the material weakness in internal control over financial reporting, described more fully below, our Chief Executive Officer and Chief Financial officer have concluded that the Company’s disclosure controls and procedures were ineffective as of December 31, 2007.
          Notwithstanding the existence of the material weakness, management believes that the consolidated financial statements in this Annual Report on Form 10-K fairly present, in all material respects, the Company’s financial condition as of December 31, 2007 and 2006, and results of its operations and cash flows for the years ended December 31, 2007, 2006 and 2005, in conformance with U.S. generally accepted accounting principles (“GAAP”).
Management’s Report on Internal Control Over Financial Reporting
          Management is responsible for establishing and maintaining adequate internal control over financial reporting and for the assessment of the effectiveness of internal control over financial reporting, as defined in Rules 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s consolidated financial statements in accordance with GAAP.
          In designing and evaluating the internal controls over financial reporting, we recognize that there are inherent limitations to the effectiveness of any system of internal control over financial reporting, including the possibility of human error and the circumvention or overriding of the controls and procedures. Accordingly, any controls and procedures, no matter how well designed and operated, may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.
          The Company’s management conducted an assessment of the effectiveness of our internal controls over financial reporting as of December 31, 2007 based on criteria established in “Internal Control - Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”).
          A material weakness is a control deficiency, or a combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis. As described below, management has concluded that as of December 31,

2007, the Company had a material weakness in internal control over financial reporting relating to its controls over its process for analyzing and concluding on other-than temporary impairments of invested assets.
          On March 7, 2008 the Company announced that it would delay the filing of its Form 10-K for the year ended December 31, 2007 because of the additional work necessary to complete the financial statements and address accounting and disclosure requirements related to the Company’s holdings in sub-prime and Alt-A residential mortgage-backed securities as well as the Company’s recently announced change in strategic focus. As part of this process, and based on their evaluation, management has concluded that as of September 30 2007, the Company had a material weakness relating to its controls over its process for analyzing and concluding on other-than temporary impairments. The Company has determined that the design and operation of internal controls over the accounting for other-than-temporary impairments of investments were inadequate to ensure full conformance with GAAP. Based on their evaluation, management has also concluded that the material weakness relating to its controls over its process for analyzing and concluding on other-than temporary impairments remained as of December 31, 2007.
          As a result of the material weakness in internal control over financial reporting described above, management has concluded that, as of December 31, 2007, the Company’s internal control over financial reporting was not effective based on the criteria in “Internal Control — Integrated Framework” issued by the COSO.
          Ernst & Young LLP, the independent registered public accounting firm that audited our consolidated financial statements included in this Annual Report on Form 10-K, has also audited the effectiveness of the Company’s internal control over financial reporting as of December 31, 2007.
Remediation of Material Weaknesses in Internal Control Over Financial Reporting
Continuing Remediation
          In connection with the restatement of our Quarterly Report on Form 10-Q for the period ended September 30, 2007, the Company had previously concluded that it had a material weakness relating to our controls over our process for analyzing and concluding on other-than temporary impairments, and that this material weakness remained as of December 31, 2007.
          To address the material weakness in internal controls over financial reporting as of September 30, 2007 and December 31, 2007, the Company has been taking the following actions:
1.	Hired additional experienced, senior financial personnel to provide improved oversight of the Company’s accounting activities. Specifically, the Company hired a new Chief Financial Officer, effective November 12, 2007 and a Group Controller, effective January 1, 2008;

2.	During the fourth quarter of 2007, improved the governance process over the Company’s investment activities, including the formation within the Company of a Group Investment Committee separate from the Investment Committee of the Board; and

3.	During the fourth quarter of 2007 and continuing through the first and second quarters of 2008, we have been amending and enhancing our procedures, processes and related controls within our investment accounting function. In addition, in response to our determination in the second quarter of 2008 that we had a material weakness related to our accounting for impairments, we are continuing to amend and enhance our process for analyzing and concluding on other-than-temporary impairments for our investment securities.
Completed Remediation
          In connection with the restatement of our Quarterly Report on Form 10-Q for the period ended June 30, 2007, the Company had previously concluded that it had a material weakness relating to our controls over the calculation of earnings per share in that our procedures did not operate effectively to detect errors in the calculation of net loss available to ordinary shareholders. Subsequent to that announcement, and in connection with its remediation efforts, the Company restated its net loss attributable to ordinary shareholders and its earnings per share amounts by amending its quarterly report on Form 10-Q for the period ended June 30, 2007. This restatement of basic earnings per ordinary share and diluted earnings per ordinary share arose from the Company’s failure to deduct $120.8 million attributable to the beneficial conversion feature of the Convertible Cumulative Participating Preferred Shares issued on May 7, 2007 in calculating net loss attributable to ordinary shareholders for the purposes of earnings per share, in accordance with Emerging Issues Task Force (“EITF”) Topic D-98.

          To address the material weakness in internal controls over financial reporting as of June 30, 2007 the Company, during the fourth quarter of 2007, hired additional experienced, senior financial personnel to provide improved oversight of the Company’s accounting activities. Specifically, the Company hired a new Chief Financial Officer, effective November 12, 2007.
Changes in Internal Control Over Financial Reporting
          Other than the remediation activity referred to above, there have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) promulgated by the Securities and Exchange Commission under the Exchange Act during our most recently completed fiscal quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting
The Board of Directors and Shareholders of Scottish Re Group Limited
          We have audited Scottish Re Group Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Scottish Re Group Limited’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.
          We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.
          A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.
          Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
          A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. The following material weakness has been identified and included in management’s assessment.
          Management has identified a material weakness in controls related to its process for determining other-than-temporary impairments.

          This material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2007 financial statements, and this report does not affect our report dated July 9, 2008 on those financial statements.
          In our opinion, because of the effect of the material weakness described above on the achievement of the objectives of the control criteria, Scottish Re Group Limited has not maintained effective internal control over financial reporting as of December 31, 2007, based on the COSO criteria.
/s/ Ernst & Young LLP
Charlotte, North Carolina
July 9, 2008
NYSE CEO Certification
          We filed our 2007 annual CEO certification with the New York Stock Exchange on August 17, 2007. Additionally, we filed with the Securities and Exchange Commission as exhibits to our Form 10-K for the year ended December 31, 2007 the CEO and CFO certifications required under Section 302 of the Sarbanes Oxley Act of 2002.
Item 9B: OTHER INFORMATION
          None.

PART III
Item 10: DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
          The Board is presently comprised of 11 directors divided into three classes: Class I, Class II and Class III. Classes I and II each consist of four directors and Class III consists of three directors. Each class of directors is generally elected in alternating years with each class serving for a term of three years. Directors generally serve until the Annual General Meeting of Shareholders in the year in which their term expires or until a successor is elected and qualified.
Current Board Members

			Current Term
Name and Director Class	Age	Position	Expires
Class I
Jonathan Bloomer(4)	54	Director	2008
Thomas Finke(4)	44	Director	2008
Robert Joyal(1)(3)(4)	63	Director	2008
Jeffrey Hughes(2)	67	Director	2008
Class II
George Zippel	49	Director	2008
Raymond Wechsler(2)	63	Director	2010
James Chapman(1)(3)	46	Director	2009
Larry Port(2)(3)	57	Director	2009
Class III
Seth Gardner	40	Director	2010
James Butler(1)	57	Director	2010
Michael Rollings	44	Director	2010

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Corporate Governance Committee.
(4)	Member of the Investments Committee.
          Jonathan Bloomer is a partner of Cerberus European Capital Advisors, which is the U.K. advisory arm of Cerberus. Mr. Bloomer is also Executive Chairman of Lucida plc, a newly formed company that assumes the assets and liabilities of corporate defined pension schemes. Prior to joining Cerberus, Mr. Bloomer worked for Prudential plc, serving as Group Finance Director from January 1995 to March 2000, and Group Chief Executive from March 2000 until May 2005. Mr. Bloomer was also a senior partner in Arthur Andersen’s London financial markets division and managing partner of their European Insurance Practice. Mr. Bloomer was a Member of the Board of the Geneva Association from 2001 to 2005, a member of the board of the Association of British Insurers from 2000 to 2005, Chairman of the Financial Services Practitioner Panel of the FSA from 2003 to 2005 and Vice Chairman until October 2006. He was also a member of the Urgent Issues Task Force of the Accounting Standards Board from 1995 to 1999 and is currently a member of the Finance Committee of the NSPCC.
          Thomas Finke serves as President and Managing Director of Babson Capital Management LLC, an investment management firm (‘‘Babson’’) that is a MassMutual subsidiary, and has over 18 years of industry experience. Mr. Finke joined Babson in June 2002 as part of Babson’s acquisition of First Union Institutional Debt Management (‘‘IDM’’), where he was Co-Founder and President. Prior to founding IDM, Mr. Finke started the Par Loan Trading Desk at First Union Securities. Before that, he served as a Vice President at Bear, Stearns & Co. and as a member of the founding board of directors of the Loan Syndications and Trading Association. Mr. Finke holds a B.A. from the University of Virginia’s McIntire School of Commerce and an M.B.A. from Duke University’s Fuqua School of Business.
          Robert Joyal was the President of Babson Capital Management from 2001 until his retirement in June 2003 and served as a Managing Director from 2000 until 2001. Prior to that, Mr. Joyal worked for the Mass Mutual

Financial Group (“MassMutual”) as an Executive Director from 1997-1999, and Vice President and Managing Director from 1987-1997. Mr. Joyal is a trustee of each of MassMutual Corporate Investors and MassMutual Participation Investors (closed end investment companies) and a director of MassMutual Select Funds and the MML Series Investment Fund (open end investment companies). Mr. Joyal is also a director of Jefferies Group Inc. (Investment Bank), Alabama Aircraft Industries Inc. (Aircraft Maintenance & Overhaul), and various Private Equity and Mezzanine Funds sponsored by First Israel Mezzanine Investors.
          Jeffrey Hughes is a founding partner of The Cypress Group, a New York based private equity firm and has been its Vice Chairman since 1994. He also serves as a director of Communication & Power Industries, Inc. and Financial Guarantee Insurance Corporation. Mr. Hughes has a lengthy record of business accomplishments and many years of board experience across a range of industries.
          George Zippel is our President and Chief Executive Officer and was first elected by the Board to serve as a director in August 2007. Prior to joining Scottish Re, Mr. Zippel served as president and chief executive officer of Genworth Financial’s Protection segment, which included Genworth Financial’s life insurance, long-term care insurance, employee benefits, and payment protection insurance businesses. Prior to joining Genworth, Mr. Zippel held various senior management, operations and financial roles with the General Electric Company. Mr. Zippel earned an A.B. in Economics from Hamilton College.
          Seth Gardner was first elected by the Board to serve as a director in January 2008 to fill a vacancy created by the resignation of Lenard Tessler. Mr. Gardner is a Managing Director and Associate General Counsel at Cerberus in New York City, which he joined in 2003. From 1995 to 2003, Mr. Gardner was an associate at Wachtell, Lipton, Rosen & Katz, a New York City law firm. Mr. Gardner graduated from Duke University in 1989 with an A.B. degree. He also received an M.B.A. degree from Duke University’s Fuqua School of Business and a J.D. degree from the Duke University School of Law in 1994.
          Raymond Wechsler is Chairman and CEO of American Equity Partners, a holding company formed in 1992 to specifically focus on investments and restructuring of distressed and underperforming companies. Mr. Wechsler has over 30 years of senior leadership, management and restructuring experience and has managed the distressed portfolio or selected portfolio companies for private equity funds, including George Soros and Cerberus Capital Management LLP. He has successfully reorganized numerous companies in financial and operational difficulty and has served as Chairman and CEO or as a Director of NYSE, Amex, Nasdaq and private companies, and has held senior management positions including Chairman and CEO and President of billion-dollar businesses as well as smaller entrepreneurial companies, including Mueller Industries, AT&T International, United Press International, RCA International, Accessory Place, Jos. A Banks, Crystal Oil, ERC Industries and Protect Services Industries. Mr. Wechsler has also managed various Cerberus portfolio companies including Mervyns and Tandem Staffing Solutions, GDX and GHP and currently sits on the board of several Cerberus portfolio companies including Galaxy Cable, GDX and GHP. Mr. Wechsler is presently managing director of Cerberus Operations and Advisory Company. Mr. Wechsler holds a BA from Queens College and an MBA from Columbia University. Mr. Wechsler is also a CPA in New York State.
          James Chapman has been non-executive Vice Chairman of SkyWorks Leasing, LLC, an aircraft management services company since December 2004. Prior to that, Mr. Chapman worked with Regiment Capital Advisors, LLC, from January 2003 to December 2004 and acted as a capital markets and strategic planning consultant with private companies, public companies and hedge funds (including Regiment), across a wide range of industries. Mr. Chapman also worked for The Renco Group, Inc., a multi-billion dollar private company in New York, from 1996 to 2001. Mr. Chapman serves as a member of the board of directors of AerCap Holdings N.V., Tembec, Inc., and Chrysler, LLC, along with several private companies. Mr. Chapman holds a BA, magna cum laude, with distinction, from Dartmouth College, was Phi Beta Kappa and also a Rufus Choate Scholar. Mr. Chapman holds an M.B.A., with distinction, from Dartmouth College and is an Edward Tuck Scholar.
          Larry Port is President and Managing Director of MassMutual Capital and is responsible for MassMutual’s worldwide corporate development activity and private equity group. Before this, he also served as Senior Vice President and Deputy General Counsel in the Law Division of MassMutual. Prior to joining MassMutual Capital, Mr. Port spent 19 years at Texaco Inc. Mr. Port holds a B.A. from the University of Virginia and a J.D. from the University of Pittsburgh, School of Law.

          James Butler was a partner at KPMG LLP from 1984 until his retirement in December 2006, primarily serving insurance clients, including reinsurance, property and casualty, financial guaranty, life and health insurers. Mr. Butler holds a B.A. from The College of the Holy Cross.
          Michael Rollings joined MassMutual in 2001, and has served as Executive Vice President and Chief Financial Officer since June 2006. Prior to assuming this role, Mr. Rollings also served as Senior Vice President, Acting Chief Financial Officer, Senior Vice President and Deputy Chief Financial Officer. Before joining MassMutual, Mr. Rollings spent 13 years at Morgan Stanley and Co.
Audit Committee
          The Board has a separately-designated standing audit committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Until May 2007, the Audit Committee members were Robert Chmely, Jean-Claude Damerval and Lord Norman Lamont. From May 2007 until the current time, the Audit Committee members are James Butler, James Chapman and Robert Joyal. The Board, in its business judgment, has determined that all of the current members of the Audit Committee are “independent,” as defined in Section 303A.02 and 303A.06 of the New York Stock Exchange’s listing standards and as required under Rule 10(a)(3) of the Exchange Act. The Audit Committee has determined that Mr. Butler qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.
Executive Officers
          The following table sets forth the names, ages, and current positions held with our company for each of our Executive Officers as of June 1, 2008:

Name	Age	Position
George Zippel	49	President, Chief Executive Officer
Terry Eleftheriou	48	Executive Vice President, Chief Financial Officer
Paul Goldean	42	Executive Vice President, Chief Administrative Officer
Dan Roth	35	Executive Vice President, Chief Restructuring Officer
Jeffrey Delle Fave	42	Executive Vice President, Corporate Tax
Michael Baumstein	37	Executive Vice President, Investments and Capital Markets
Chris Shanahan	37	Executive Vice President, Interim Chief Executive Officer, Scottish Re (U.S.), Inc.
David Howell	40	Chief Executive Officer, Scottish Re Holdings Limited
Meredith Ratajczak	49	Executive Vice President, Chief Actuary, Life Reinsurance North America Segment; Interim Chief Financial Officer, North America
Samir Shah	45	Executive Vice President, Chief Risk Officer
          Information regarding Mr. Zippel, our President and Chief Executive Officer is provided under the caption, “Current Board Members,” above.
          Terry Eleftheriou joined us in October 2007 and has served as our Chief Financial Officer since November 2007. From July 2006 to September 2007, Mr. Eleftheriou provided consulting services to various private ventures. From November 2003 until June 2006, Mr. Eleftheriou was a group finance executive with XL Capital, where he was responsible for leading a number of strategic global initiatives to transform and integrate finance operations and enhance business processes and related controls. During that time, he was also a member of XL’s Global Finance Executive Council and Executive Management Group. Prior to joining XL, Mr. Eleftheriou was the CFO of Sage Insurance Group International and, prior to that, was the finance leader for the retirement services segment of American General Financial Group. Prior to holding these positions, Mr. Eleftheriou occupied a variety of leadership roles with Ernst & Young spanning a 15 year career during which he specialized in providing assurance and advisory services to insurance and financial services companies in North America, Europe, and Asia. Mr. Eleftheriou is a Fellow of the Institute of Chartered Accountants in England and Wales and a member of the Connecticut Society of Certified Public Accountants. He holds a Bachelor of Science in Economics from the City University in London, England.

          Paul Goldean has served as our Chief Administrative Officer since August 2007. Prior to that time, Mr. Goldean was our President and Chief Executive Officer from July 2006 until August 2007. Mr. Goldean also served on our Board from August 2006 until August 2007. From February 2004 until he was named President and Chief Executive Officer, Mr. Goldean served as our Executive Vice President and General Counsel. He joined us in February 2002 as our Senior Vice President and General Counsel. Prior to joining us, Mr. Goldean worked at Jones, Day, Reavis & Pogue from March 2000 to February 2002 where, among other things, he acted as outside counsel to the Company. From 1997 to 2000, Mr. Goldean worked with the law firm of Strasburger & Price, L.L.P. Mr. Goldean received a B.B.A. from the University of Texas at El Paso and a J.D. from Southern Methodist University.
          Dan Roth has served as our Chief Restructuring Officer since May 2007. From May 2006 until April 2007, Mr. Roth worked for Cerberus’s operations team. Before joining Cerberus, Mr. Roth spent ten years with the General Electric Company, most recently as the Manager of Finance for GE Money’s personal loan business in Japan. Mr. Roth also led GE Money’s global capital allocation program in Stamford, Connecticut and prior to that, was a Senior Manager for GE’s Corporate Audit Staff, leading teams responsible for financial and operational reviews of GE’s business in North America and Asia. Mr. Roth is a graduate of GE’s Information Management Leadership Program and received a BS in Management Information Systems from the University of Dayton’s school of business.
          Jeffrey Delle Fave joined our Company in September 2005 as our Executive Vice President, Corporate Tax. Prior to joining us, Mr. Delle Fave served in various different capacities with Ernst & Young LLP from July 1993 until he joined the Company in 2005, serving as a tax partner with Ernst & Young from 2003 until he left in 2005.
          Michael Baumstein joined our Company in March 2004. Mr. Baumstein currently serves as our Executive Vice President, Investments and Capitals Markets of the Company. Mr. Baumstein also serves as President of Scottish Re Broker/Dealer, Scottish Re Capital Markets. Prior to joining us, Mr. Baumstein worked as an Investment Banker, with a specialty in financial institutions, corporate finance and mergers and acquisitions at Bear Stearns from January 2001 to December 2003 and at Prudential Securities from March 2000 to December 2000. He also held finance and strategy positions at PricewaterhouseCoopers and Scudder Kemper Investments. Mr. Baumstein holds a B.A. in Economics from Rutgers University and an M.B.A. from Columbia University.
          Chris Shanahan joined our Company in January 2005. Mr. Shanahan assumed the role of interim Chief Executive Officer of SRUS in December 2007. Prior to that, Mr. Shanahan served as Executive Vice President of Business Development for SRUS. From December 2001 to December 2004, Mr. Shanahan was Vice President-Product Solutions & Research for ING Re, wherein he oversaw outsourced product development and product pricing and also managed actuarial, underwriting and medical research. Prior to that, Mr. Shanahan was Second Vice President & Managing Director of Lincoln Re, where he managed life reinsurance pricing, COLI pricing and underwriting, and treaty development. Prior to joining Lincoln Re, Mr. Shanahan also served in several actuarial capacities with Lincoln National Corporation that encompassed valuation, asset-liability management and pricing.
          David Howell has served as Chief Executive Officer of Scottish Re Holdings Limited since May 2006. Mr. Howell joined us in November 2005 and served as our Deputy Chief Executive Officer until being named Chief Executive Officer of Scottish Re Holdings Limited. From 2001 until joining us, Mr. Howell served as the Chief Pricing Officer Life and Health at Swiss Re. He also served as Corporate Risk Management Actuary for Swiss Re from 2000 until 2001. Mr. Howell holds a Bachelor of Mathematics from the University of Waterloo and is a Fellow of the Society of Actuaries.
          Meredith Ratajczak joined us in March 2006 as Chief Actuary of our Life Reinsurance North America Segment and currently also serves as our Interim Chief Financial Officer, North America. Prior to joining our Company, Mrs. Ratajczak was a Consulting Actuary and Equity Partner at Milliman for nineteen years. She has also worked as an actuary for Investors Life Insurance Company of North America and Penn Mutual Life Insurance Company. Mrs. Ratajczak served on the planning committee for the Valuation Actuary Symposium for twelve years, four of those years serving as Chairperson. She also served on the faculty of the Life and Health Qualification Seminar for two years. Mrs. Ratajczak holds a B.B.A. with a major in Finance from Penn State University. She is a Fellow of the Society of Actuaries (FSA) and a Member of the American Academy of Actuaries (MAAA).

          Samir Shah has served as our Executive Vice President, Chief Risk Officer since December 2007. Prior to joining us, Mr. Shah spent 10 years at Towers Perrin where he was a leader in the firm’s global Enterprise Risk Management practice, which helped insurance companies, banks and non-financial institutions manage enterprise-wide risks. Mr. Shah also held various management consulting roles focused in areas such as non-traditional actuarial risk management, operational efficiency and financial performance improvement. Mr. Shah holds a B.S. and an M.S. in Industrial Engineering from Northwestern University. He is a Fellow of the Society of Actuaries (FSA), a Financial Risk Manager (FRM) certified by the Global Association of Risk Professionals and a Professional Risk Manager (PRM) certified by the Professional Risk Managers International Association.
Section 16(a) Beneficial Ownership Reporting Compliance
          Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by Securities and Exchange Commission regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us with respect to the fiscal year ended December 31, 2007, or written representations from certain reporting persons, during the year ended December 31, 2007, certain Section 16(a) filings were not filed on a timely basis. The following table sets forth the name of each delinquent filer, the number of late reports and the number of transactions not timely reported.

		Number of
	Number of Late	Transactions Not
Name	Reports	Timely Reported
Robert Joyal	1	17
Lehman Brothers Holdings Inc.	2	23
George Zippel	3	3
Code of Ethics
          We have adopted a Code of Ethics applicable to our Chief Executive Officer, Chief Financial Officer, our senior officers and certain other financial executives, which is a “code of ethics” as defined by applicable rules of the SEC. We have also adopted a Business Code of Conduct applicable to all of our officers, directors and employees. A copy of our Code of Ethics and/or our Business Code of Conduct may be obtained without charge by written request to the attention of the Secretary of Scottish Re Group Limited, P.O. Box HM 2939, Crown House, Second Floor, 4 Par-la-Ville Road, Hamilton HM 08, Bermuda, or on our website at www.scottishre.com.
Item 11: EXECUTIVE COMPENSATION
COMPENSATION DISCUSSION AND ANALYSIS
Overview and Objectives
          This section provides information regarding the compensation of our Named Executive Officers in 2007, namely George Zippel, our President and Chief Executive Officer, Paul Goldean, our former President and Chief Executive Officer and current Chief Administrative Officer, Terry Eleftheriou, our Chief Financial Officer, Duncan Hayward, who served as our interim Chief Accounting Officer and currently serves as Chief Financial Officer of Scottish Re Holdings Limited, and Dean Miller, our former Chief Financial Officer. In addition, our Named Executive Officers for 2007 include the following most highly compensated executive officers and former executive officers: Michael Baumstein, our Executive Vice President, Investments and Capital Markets, Jeffrey Delle Fave, our Executive Vice President, Corporate Tax, David Howell, Chief Executive Officer of Scottish Re Holdings Limited, Hugh McCormick, our former Executive Vice President, Corporate Development and Cliff Wagner, former President and Chief Executive Officer of Scottish Holdings, Inc.
          Our compensation philosophy, objectives and structure changed as a result of the 2007 New Capital Transaction in 2007 and again in 2008 due to the change in our strategic objectives. As a result of the 2007 New Capital Transaction, as well as subsequent changes in some of our Named Executive Officer’s responsibilities, we determined that it was necessary to negotiate new employment agreements with Messrs. Baumstein, Delle Fave,

Goldean and Howell to reflect these changes, provide additional incentives for continuing employment with us following the 2007 New Capital Transaction, and to extend their employment terms through May 2009 (except for Mr. Delle Fave, who is employed at-will). Following the 2007 New Capital Transaction, Messrs. Miller, McCormick and Wagner elected to terminate their employment with us. In addition, we negotiated employment agreements with Messrs. Zippel and Eleftheriou in connection with their appointments as President and Chief Executive Officer and Executive Vice President and Chief Financial Officer of the Company, respectively.
          In 2007, the primary objectives of our compensation program were to:
•	Attract, retain and motivate the key people necessary to assist us through and beyond the 2007 New Capital Transaction period;

•	Provide a direct link between pay and performance;

•	Allocate a larger percentage of executive compensation to pay that is conditional or contingent in order to positively influence behavior and support accountability;

•	Offer total compensation opportunities that are competitive with external markets in design and pay level; and

•	Emphasize the need to focus on shareholder value, in addition to providing competitive value to our customers.
          In February 2008, we announced that the Board determined that the Company would pursue the following strategic objectives:
•	Pursue dispositions of our non-core assets or lines of business, including the Life Reinsurance International Segment and the Wealth Management business;

•	Develop, through strategic alliances or other means, opportunities to maximize the value of our core competitive capabilities within the Life Reinsurance North America Segment, including mortality assessment and treaty administration; and

•	Rationalize our cost structure to preserve capital and liquidity.
          In light of these strategic objectives, our executive compensation philosophy in 2008 is particularly focused on retaining our key executives through this transition period. Given that focus, in early 2008, the Compensation Committee negotiated amendments to the employment agreements with Messrs. Zippel and Eleftheriou, including components of their compensation, to assure retention and provide us with stability during our pursuit of the strategic objectives. These amendments were approved by the Board.
Components
          Our compensation program utilizes the following components to meet our compensation objectives: base salary, bonuses, long term incentives, retirement benefits and executive benefit programs and perquisites.
          Base Salaries and Bonuses
          In setting base salaries and bonuses in the employment agreements, the goal has generally been to position our key executives’ annual cash compensation between the median and 75th percentile of what we understand to be the standard compensation in the life reinsurance industry generally, as well as the standard for each key executive’s local marketplace. We set the salary ranges in this manner to ensure that our base salary practices do not put us at a competitive disadvantage in attracting and retaining key executives while ensuring an appropriate cost structure. In addition, the salary and bonus amounts provided in the employment agreements are intended to reflect the scope of responsibility assumed by the executives, who sometimes assume multiple roles with the Company, and the executives’ past experiences. Differences in compensation amounts and terms among the Named Executive Officers are due to individual employment agreement negotiations, backgrounds, experiences, responsibilities and assumed positions with the Company.
          For the negotiation of the base salaries and bonuses in the employment agreements with Messrs. Zippel and Eleftheriou, as well as some of our other Named Executive Officers, we took into consideration an analysis of a 2007 compensation survey of the insurance industry and informal observations on compensation in the reinsurance industry, each provided by third parties, as well as input by representatives of the Investors. Each of the Named Executive Officer’s employment agreements, as well as the amendments to the employment agreements with Messrs. Zippel and Eleftheriou, were approved by the Board. The Compensation Committee and the Board approved the employment agreements for Messrs. Baumstein, Howell and Delle Fave. Mr. Zippel provided input and recommendations regarding Mr. Howell’s employment agreement. In addition to the bonuses provided in the employment agreements, we provide an annual incentive bonus program that determines bonus awards based upon achieving preset annual incentive goals in multiple overlapping arenas. A participant’s annual incentive bonus percentage was calculated as the business performance rating (which is calculated as 50% of the Total Company performance rating plus 50% of the Segment performance rating) multiplied by the participant’s individual performance rating (which is based upon individual performance). This annual incentive bonus percentage was then multiplied by the participant’s target bonus (which is a percentage of the participant’s base salary) to determine the participant’s bonus payment.
          The total Company performance rating was determined based on the degree to which the Company was able to achieve the following target metrics: pre-tax loss of $84.4 million, post-tax loss of $122.3 million, new business volume of $23 billion, new business first year premiums of $48.9 million, operating expenses of $161.8 million, the successful completion of eleven operating initiatives and a one notch ratings upgrade by December 31, 2007. The Life Reinsurance North America Segment performance rating was determined based on the degree to which the segment was able to achieve the following target metrics: pre-tax income of $8 million, new business volume of $23 billion, new business first year premiums of $ 30.4 million and operating expenses of $59.9 million. The Life Reinsurance International Segment performance rating was determined based on the degree to which the segment was able to achieve the following target metrics: pre-tax loss of $16.3 million, new business first year premiums of $18.5 million and operating expenses of $34.9 million. The Corporate and Other Segment performance rating was determined based on the degree to which the segment was able to achieve the following target metrics: pre-tax loss of $76.1 million and operating expenses of $67.0 million.

	Total Company
	Performance	Segment Performance	Individual Performance
Segment	Weighting	Weighting	Rating
Life Reinsurance North America	91.4%	117.5%	1 – 0% through 5 – 140%
Life Reinsurance International	91.4%	100.0%	1 – 0% through 5 – 140%
Corporate and Other	91.4%	100.0%	1 – 0% through 5 – 140%
          The calculation of each individual participant’s annual incentive bonus was determined by applying the percentages that appear in the row for the appropriate segment (Life Reinsurance North America, Life Reinsurance International or Corporate and Other) applicable to a participant.
          As part of our effort to attract and retain our Named Executive Officers, some of their employment agreements provide guaranteed minimum annual incentive bonuses. For 2007, the Compensation Committee agreed to the methodology, results and annual incentive bonus awards, as calculated by the Company and also awarded additional bonuses for Messrs. Zippel, Eleftheriou and Hayward, recognizing their additional responsibilities and achievements. Additional bonuses were awarded under the Senior Executive Success Plan and transaction bonus programs. These programs were designed to retain key executives through the 2007 New Capital Transaction, and for some key executives, to create an incentive to complete the 2007 New Capital Transaction.
          In light of the change in our compensation objectives in 2008, we have created retention and incentive bonus arrangements that focus on achievement of our new strategic objectives. In March 2008, we entered into an incentive agreement with Mr. Howell which provides him with a bonus award if he is employed by the Company when the sale of our Life Reinsurance International Segment closes. In April 2008, the Compensation Committee approved the Amended and Restated 2008 Retention Plan. Under this plan, Messrs. Baumstein and Delle Fave are provided with (i) a guaranteed minimum annual incentive bonus for 2008, 50% of which will be paid on July 1, 2008 and the remaining 50% will be paid on January 2, 2009, and/or (ii) a 2008 retention bonus payable on January 2, 2009, both of which require the employee to be a full-time employee of the Company in good standing on such payment date. Mr. Hayward’s payments, under similar terms, will be (i) a guaranteed minimum annual incentive bonus for 2008 payable on March 13, 2009, and (ii) a 2008 retention bonus payable on January 2, 2009.
          In June 2008, the Compensation Committee approved a success and incentive bonus arrangement for key employees who are needed to conduct and complete the contemplated sale of the Life Reinsurance North America Segment. This arrangement will provide a cash bonus award to the identified employees if a sale of the North America business, under certain conditions, is successful. Messrs. Goldean, Baumstein and Delle Fave will participate in this arrangement.
          Long Term Incentives
          Prior to the 2007 New Capital Transaction, our long term incentive compensation plans were intended to align our executives’ interests with our shareholders’ interests. Following the completion of the 2007 New Capital Transaction with the Investors, we focused on the long term growth of the Company and structured the equity awards to reflect this focus. The long term incentive awards granted to our Named Executive Officers, provided under the Scottish Re Group Limited 2007 Stock Option Plan (“the Plan”), include both time-based options that vest and may be exercised incrementally over a four-year period, and performance-based options that vest incrementally but do not become exercisable until the completion of five fiscal years following the date of grant.
          The Board determines what portion of the performance-based options vest each year based on their assessment of the achievement of each of the Company and Segment performance metrics for that relevant year. Our 2007 performance metrics included the attainment of certain levels of operating income, new business, premiums, operating expenses, operating initiatives and ratings increases. Since we did not achieve all of the performance goals, the Board used its discretion to vest the following percentages of the performance-based options eligible for vesting for each segment in 2007:

	Total Company	Segment
	Performance	Performance
Segment	Weighting	Weighting	Overall Weighting
Life Reinsurance North America	25%	66.6%	45.7%
Life Reinsurance International	25%	33.3%	29.2%
Corporate and Other	25%	0%	12.5%
          The vesting for each individual participant’s performance-based options was determined by applying the percentages that appear in the row for the appropriate segment (Life Reinsurance North America, Life Reinsurance International or Corporate and Other) applicable to a participant based on salary classification as follows: half of the participant’s options eligible for vesting on December 31, 2007 were multiplied against the percentage in the Total Company Performance Weighting column and the remaining options were multiplied against the percentage in the Segment Performance Weighting column. The resulting number of options vested on December 31, 2007. The remainder of the performance-based options that were eligible for vesting in 2007 were forfeited. See the footnotes to the “Grant of Plan-Based Awards for Fiscal Year 2007” for a list of the Named Executive Officers’ forfeited performance-based options.

          Retirement Benefits
          We believe our 401(k) Plan and Deferred Compensation Plan to be necessary components for a competitive compensation program. Although we will continue to offer these programs, we have frozen participation in the Deferred Compensation Plan, preventing new participants on or after May 1, 2007. Messrs. Baumstein, Delle Fave and Goldean are currently the only participants. In 2007, we matched 100% of a participant’s elective contribution to our 401(k) Plan, up to a maximum matching contribution of 7.5% of the participant’s compensation (base salary and bonus). In 2008, this maximum matching contribution has been reduced to 6% of a participant’s compensation. The Named Executive Officers, to the extent that they are U.S. citizens, participate in our 401(k) Plan on substantially the same terms as our other participating employees.
          Executive Benefit Programs and Perquisites
          We provide perquisites and personal benefits to our Named Executive Officers where we determine that such perquisites and personal benefits are a useful part of a competitive compensation package. Our Named Executive Officers are eligible to participate in all of the benefits programs we offer to our employees generally and may also receive premium health care benefits, country club dues reimbursement and reimbursement of attorney’s fees related to the negotiation of their employment agreements. In 2007, we purchased a refundable club membership with Mr. Eleftheriou listed as our designated member. Additionally, we also provide Messrs. Zippel and Eleftheriou with relocation expense reimbursement, housing payments and coverage of related expenses (including utilities). In certain circumstances, we also provide vehicles and coverage of related expenses (including fuel) or local transportation, meals and travel expenses. In addition, we also provide tax gross-ups on some of these expenses.

SUMMARY COMPENSATION TABLE
          The following table includes certain summary information concerning the compensation awarded to, earned by or paid for services rendered in all capacities during 2006(1) and 2007 by all individuals serving as our principal executive officer during fiscal year 2007, all individuals serving as principal financial officer during fiscal year 2007, the three most highly compensated executive officers who were serving as executive officers at the end of 2007 and two additional individuals who would have been included but for the fact that they were not serving as an executive officer at the end of 2007.

				Stock	Option		All Other
Name and		Salary	Bonus	Awards	Awards		Compensation
Principal Position	Year	($)	($)(2)	($)(3)	($)(4)		($)(5)		Total
George Zippel President and Chief Executive Officer	2007	$363,462	$781,000	$—	$563,343	(6)	$161,637	(7)	$1,869,442

Terry Eleftheriou Executive Vice	2007	$115,385	$550,000	$—	$268,851	(6)	$220,900	(8)	$1,155,136
President and Chief Financial Officer

Michael Baumstein	2007	$394,731	$620,000	$287,502	$355,263	(6)	$115,594	(9)	$1,773,090
Executive Vice President, Investment and Capital Markets

Jeffrey Delle Fave Executive	2007	$359,249	$1,810,000	$248,577	$243,128	(6)	$251,464	(10)	$2,912,418
Vice President, Corporate Tax

Paul Goldean Chief	2007	$613,462	$3,495,000	$520,140	$535,567	(6)	$314,759	(11)	$5,478,928
Administrative Officer	2006	$488,077	$—	$—	$103,251		$111,423		$702,751

Duncan Hayward(12) Chief Financial Officer Scottish Re Holdings Limited	2007	$357,282	$502,817	$40,328	$88,475	(6)	$32,580	(13)	$1,021,482

David Howell(14)	2007	$545,848	$677,210	$393,692	$542,739	(6)	$195,274	(15)	$2,354,763
Chief Executive Officer – Scottish Re Holdings Limited	2006	$432,527	$—	$—	$193,240		$196,436		$822,203

				Stock	Option	All Other
Name and		Salary	Bonus	Awards	Awards	Compensation
Principal Position	Year	($)	($)(2)	($)(3)	($)(4)	($)(5)		Total
Hugh T. McCormick(16)	2007	$289,423	$—	$540,731	$329,875	$2,710,214	(17)	$3,870,243
Former Executive Vice President, Corporate Development	2006	$500,000	$300,000	$—	$191,518	$100,369		$1,091,887
Dean Miller (18)	2007	$250,094	$—	$829,223	$371,557	$1,048,551	(19)	$2,499,425
Former Executive Vice President and Chief Financial Officer	2006	$469,615	$200,000	$—	$187,762	$106,629		$964,006
Cliff Wagner (20)	2007	$409,645	$200,000	$383,336	$52,757	$4,351,765	(21)	$5,397,503
Former President and Chief Executive Officer – Scottish Holdings, Inc.	2006	$440,192	$—	$—	$43,617	$204,302		$688,111

(1)	For further information regarding the amounts listed for fiscal year 2006, refer to our 2007 Proxy Statement.

(2)	The following table shows the components of the Bonus payments for fiscal year 2007, described further below:

	Employment			Senior
	Agreement	Annual		Executive	Transaction
Name	Bonus	Incentive Bonus		Success Plan	Bonus
George Zippel	$—	$781,000	(c)	$—	$—
Terry Eleftheriou	$100,000	$450,000	(c)	$—	$—
Michael Baumstein	$70,000	$375,000		$—	$175,000
Jeffrey Delle Fave	$1,485,000	$325,000	(c)	$—	$—
Paul Goldean	$2,745,000 (e)	$450,000		$300,000	$—
Duncan Hayward(a)	$—	$329,138	(d)	$—	$173,679
David Howell(b)	$—	$481,046		$196,164	$—
Hugh T. McCormick	$—	$—		$—	$—
Dean Miller	$—	$—		$—	$—
Cliff Wagner	$—	$—		$200,000	$—

(a)	Mr. Hayward received an annual incentive bonus in the amount of £102,845, plus a discretionary bonus in the amount of £62,976, and a Transaction bonus in the amount of £87,500, which have been converted into U.S. Dollars using a conversion rate of $1.9849 for every 1£ which, according to Bloomberg’s, is the exchange rate as of December 31, 2007.

(b)	Mr. Howell received an annual incentive bonus in the amount of £242,353 and a Senior Executive Success Plan bonus in the amount of £98,828, which have been converted into U.S. Dollars using a conversion rate of $1.9849 for every 1£ which, according to Bloomberg’s, is the exchange rate as of December 31, 2007.

(c)	In lieu of the bonus amount calculated under the terms of the annual incentive program, these Named Executive Officers received a guaranteed minimum bonus, pursuant to their employment agreements.

(d)	In addition to the amount determined under the terms of the annual incentive bonus program, this amount reflects a $125,000 discretionary bonus awarded by the Compensation Committee in recognition of Mr. Hayward’s increased responsibilities and efforts during the period that he served as our Chief Accounting Officer.

(e)	Mr. Goldean’s signing bonus was paid in three equal installments pursuant to his employment agreement, two-thirds was paid in 2007 and one-third was paid in March 2008.

(3)	Represents the compensation cost of outstanding stock awards for financial reporting purposes for the year under SFAS 123 (R) without regard to forfeiture assumptions. For the amounts listed in this column for fiscal year 2007, refer to Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for further detail on Restricted Stock Awards. Upon the closing of the 2007 New Capital Transaction on May 7, 2007, all restricted stock units and 50% of the performance shares of the 2004 Equity Incentive Compensation Plan vested immediately. Under the terms of this plan, the 2007 New Capital Transaction qualified as a change-in-control (as defined in the plan) and, accordingly, previously unrecognized compensation expense was recognized. For the amounts listed in this column for fiscal year 2006, refer to Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions made in the valuation of our stock awards and refer to note 1 to the Management Compensation Table included in our 2007 Proxy Statement for an explanation of how these values were determined.

(4)	Represents the compensation cost of outstanding option awards for financial reporting purposes for the year under SFAS 123 (R) without regard to forfeiture assumptions. For the amounts listed in this column for fiscal year 2007, refer to Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for the assumptions made in the valuation of our stock options. Upon closing the 2007 New Capital Transaction on May 7, 2007, all previously unrecognized compensation expense associated with the pre-2007 New Capital Transaction stock-based compensation plans was recognized immediately. For the amounts listed in this column for fiscal year 2006, refer to Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements included in our Annual Report on Form 10-K for the year ended December 31, 2006 for the assumptions made in the valuation of our stock options.

(5)	The aggregate incremental costs of the perquisites and personal benefits reflected in this column for fiscal year 2007 are based on the amounts that we paid to third parties for such items and services during the time that they were in use by the Named Executive Officers and, where applicable, the actual reimbursement amount that we paid to the applicable Named Executive Officer.

(6)	See note 4 in the Grant of Plan-Based Awards table for information regarding 2007 forfeitures related to performance-based options.

(7)	Represents life, health and disability insurance expenses in the amount of $8,479, relocation expenses in the amount of $42,132, housing expenses in the amount of $54,108, cost of purchase of vehicles that will remain the property of the Company and related expenses in the amount of $35,503 , utilities and telephone in the amount of $2,256, airfare expenses in the amount of $7,967, transportation expenses in the amount of $896, club membership dues in the amount of $296 for Mr. Zippel and attorney’s fees related to the negotiation of Mr. Zippel’s employment agreement in the amount of $10,000.

(8)	Represents 401(k) matching contributions in the amount of $8,654, life, health and disability insurance expenses in the amount of $4,830, relocation expenses in the amount of $28,455, the purchase of a club membership that is refundable to the Company in the amount of $95,000, housing expenses in the amount of $53,866, transportation services in the amount of $1,616, airfare expenses in the amount of $15,983, meals expenses in the amount of $444, miscellaneous expenses in the amount of $297 and tax gross ups of $642 for relocation expenses for Mr. Eleftheriou and attorney’s fees related to the negotiation of Mr. Eleftheriou’s employment agreement in the amount of $11,113.

(9)	Represents 401(k) matching contributions in the amount of $15,500, contributions by us to Mr. Baumstein’s deferred compensation plan account in the amount of $62,524, life, health and disability insurance expenses in the amount of $21,290, club membership dues in the amount of $5,907 and attorney’s fees related to the negotiation of Mr. Baumstein’s employment agreement in the amount of $10,373.

(10)	Represents 401(k) matching contributions in the amount of $15,500, contributions by us to Mr. Delle Fave’s deferred compensation plan account in the amount of $185,356, life, health and disability insurance expenses in the amount of $33,193, club membership dues in the amount of $5,820 and attorney’s fees related to the negotiation of Mr. Delle Fave’s employment agreement in the amount of $11,595.

(11)	Represents 401(k) matching contributions in the amount of $15,500, contributions by us to Mr. Goldean’s deferred compensation plan account in the amount of $258,846, life, health and disability insurance expenses in the amount of $16,221, signature healthcare of $2,500 club membership dues in the amount of $7,935 and attorney’s fees related to the negotiation of Mr. Goldean’s employment agreement in the amount of $13,757.

(12)	Mr. Hayward served as Chief Accounting Officer of the Company from July 6, 2007 until November 12, 2007. All amounts paid to Mr. Hayward were paid in British pounds. Such amounts were converted to U.S. Dollars using a conversion rate of $1.9849 for every 1£ which, according to Bloomberg’s, is the exchange rate as of December 31, 2007.

(13)	Represents group life insurance of $893 (£450) and contributions to Mr. Hayward’s U.K. pension account (not managed by or on behalf of us) in the amount of $31,687 (£15,964).

(14)	All amounts paid to Mr. Howell were paid in British pounds sterling. The 2007 amounts were converted to U.S. Dollars using a conversion rate of $1.9849 for every 1£ which, according to Bloomberg’s, is the exchange rate as of December 31, 2007.

(15)	Represents executive medical insurance of $853 (£430), group life insurance of $893 (£450) and contributions to Mr. Howell’s U.K. pension account (not managed by or on behalf of us) in the amount of $193,528 (£97,500).

(16)	Mr. McCormick’s employment with the Company terminated June 9, 2007.

(17)	Represents 401(k) matching contributions in the amount of $15,500, contributions by us to Mr. McCormick’s deferred compensation plan account in the amount of $26,587, life, health and disability insurance expenses in the amount of $4,293, club membership dues in the amount of $338 and a severance payment of $2,663,496.

(18)	Mr. Miller’s employment with the Company terminated May 19, 2007.

(19)	Represents 401(k) matching contributions in the amount of $15,500, contributions by us to Mr. Miller’s deferred compensation plan account in the amount of $17,154 and life, health and disability insurance expenses in the amount of $15,588, club membership dues in the amount of $310 and a severance payment of $1,000,000.

(20)	Mr. Wagner’s employment with the Company terminated August 18, 2007.

(21)	Represents 401(k) matching contributions in the amount of $15,500, contributions by us to Mr. Wagner’s deferred compensation plan account in the amount of $50,087, life, health and disability insurance expenses in the amount of $18,926 and a severance payment of $2,915,686 and a tax gross-up on the severance payment of $1,351,566.

Grant of Plan-Based Awards for Fiscal Year 2007
          The following table sets forth each equity award granted to the Company’s Named Executive Officers during the fiscal year ended December 31, 2007.

							All Other	All Other
							Stock	Option
							Awards:	Awards:	Exercise or	Grant Date
			Estimated Future Payouts Under				Number of	Number of	Base Price	Fair Value of
			Equity Incentive Plan Awards				Shares of	Securities	of Option	Stock and
	Grant	Approval	Threshold	Target		Maximum	Stock or	Underlying	Awards	Options
Name	Date	Date	(#)	(#)		(#)	Units (#)	Options (#)(2)	($/sh)(4)	Awards($)(5)
George Zippel	7/18/2007	7/18/2007	—	—		—	—	625,000	$4.76	$1,502,250
George Zippel	12/14/2007	7/18/2007	—	125,000	(3)(i)	—	—	—	$4.76	$27,238
George Zippel	—(1)	7/18/2007	—	500,000		—	—	—	$4.76	$—	(1)
George Zippel	11/12/2007	11/2/2007	—	—		—	—	125,000	$2.22	$166,800
George Zippel	12/14/2007	11/2/2007	—	25,000 (3)(ii)		—	—	—	$2.22	$7,588
George Zippel	—(1)	11/2/2007	—	100,000		—	—	—	$2.22	$—	(1)
Terry Eleftheriou	10/1/2007	7/18/2007	—	—		—	—	400,000	$3.59	$870,680
Terry Eleftheriou	12/14/2007	7/18/2007	—	80,000 (3)(iii)		—	—	—	$3.59	$19,920
Terry Eleftheriou	—(1)	7/18/2007	—	320,000		—	—	—	$3.59	$—	(1)
Michael Baumstein	7/18/2007	7/18/2007	—	—		—	—	112,500	$4.76	$325,148
Michael Baumstein	12/14/2007	7/18/2007	—	22,500 (3)(iv)		—	—	—	$4.76	$4,903
Michael Baumstein	—(1)	7/18/2007	—	90,000		—	—	—	$4.76	$—	(1)
Jeffrey Delle Fave	7/18/2007	7/18/2007	—	—		—	—	112,500	$4.76	$325,148
Jeffrey Delle Fave	12/14/2007	7/18/2007	—	22,500	(3)(v)	—	—	—	$4.76	$4,903
Jeffrey Delle Fave	—(1)	7/18/2007	—	90,000		—	—	—	$4.76	$—	(1)
Paul Goldean	7/18/2007	7/18/2007	—	—		—	—	400,000	$4.76	$1,156,080
Paul Goldean	12/14/2007	7/18/2007	—	80,000 (3)(vi)		—	—	—	$4.76	$17,432
Paul Goldean	—(1)	7/18/2007	—	320,000		—	—	—	$4.76	$—	(1)
Duncan Hayward	7/18/2007	7/18/2007	—	—		—	—	87,500	$4.76	$252,893
Duncan Hayward	12/14/2007	7/18/2007	—	17,500 (3)(vii)		—	—	—	$4.76	$3,813
Duncan Hayward	—(1)	7/18/2007	—	70,000		—	—	—	$4.76	$—	(1)
David Howell	7/18/2007	7/18/2007	—	—		—	—	175,000	$4.76	$505,785
David Howell	12/14/2007	7/18/2007	—	35,000 (3)(viii)		—	—	—	$4.76	$7,627
David Howell	—(1)	7/18/2007	—	140,000		—	—	—	$4.76	$—	(1)

(1)	Under SFAS 123 (R), a grant date has not yet been determined for those Performance Based Options that vest on each of December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011 as until there is mutual understanding of the terms and conditions of the options between both employer and employee a grant date and fair value cannot be determined. Annual performance metrics will be set each year that will be applied to the performance based options due to vest in that current year and once these metrics have been communicated to eligible employees, a grant date and fair value will be determined.

(2)	These amounts represent the number of Time-Based Options awarded under the 2007 Plan.

(3)	Options issued under the 2007 Plan vest, subject to full vesting and exercisability upon a change in control of the Company, as follows:
•	50% of an option grant to an employee or consultant vests based on the recipient’s continued employment with the Company (“Time-Based Options”). 20% of the Time-Based Options vest on the grant date and an additional 20% vest in four equal installments on each of the first, second, third and fourth anniversary of the grant date, based on continued employment. The Time-Based Options are exercisable upon vesting.

•	50% of an option grant to an employee or consultant vests based on the achievement of certain performance targets as established by the Board with respect to each relevant fiscal year (“Performance-Based Options”). 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the approval date, subject to the Company’s attainment of the performance targets established by the Board with respect to the relevant fiscal year. In addition, 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the approval date, subject to the recipient’s respective division’s or segment’s attainment of the performance targets established by the Board with respect to the relevant fiscal year. Although the Performance-Based Options may vest, they will not become exercisable until the end of the fifth fiscal year following May 7, 2007; provided, however, that if the Company achieves an A- rating or better from Standard & Poor’s or AM Best within eighteen (18) months following the closing of the 2007 New Capital Transaction, all Performance-Based Options with regard to fiscal years 2007 and 2008 will fully vest and become exercisable.
For those performance based options subject to vesting on December 31, 2007, the following percentage of those options were approved for vesting by the Compensation Committee based on attainment of the 2007 Performance Targets: (a) Corporate and Other Segment employees – 12.5%; (b) Life Reinsurance International Segment employees – 29.2%; and (c) Life Reinsurance North America Segment employees – 45.7%
(i)	This includes 109,375 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(ii)	This includes 21,875 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(iii)	This includes 70,000 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(iv)	This includes 19,687 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(v)	This includes 19,687 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(vi)	This includes 70,000 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(vii)	This includes 12,396 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(viii)	This includes 24,792 Performance-Based Options that were forfeited at December 31, 2007 as 2007 Performance Targets were not fully attained.

(4)	The exercise price is 100% of the market value per share on the grant date. The market value per share is the closing price of an ordinary share of our Company on the grant date on a national securities exchange on which the ordinary shares are listed on the last trading day for which a closing price was reported.

(5)	This amount reflects the grant date fair value in accordance with SFAS 123 (R). Refer to Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for the assumptions made in the valuation of our stock options.

          Employment Agreement Material Terms
          We have executed employment agreements with certain of our Named Executive Officers. A summary of the material terms of each employment agreement follows.
George Zippel
          Mr. Zippel entered into an employment agreement with us dated July 18, 2007, which was amended on February 27, 2008, effective as of January 1, 2008. Pursuant to Mr. Zippel’s employment agreement, as amended, he will serve as our President and Global Chief Executive Officer until July 31, 2008. Mr. Zippel’s employment agreement, as amended, sets his annual base salary at $900,000 and his annual cash performance-based target bonus at 75% of his base salary. Mr. Zippel’s performance-based bonus for 2007 was guaranteed to be not less than the product of (i) $675,000 and (ii) the ratio of (A) the number of days he was employed by the Company during calendar year 2007 to (B) 365. The performance-based bonus amount is determined by the Board, based upon achievement of performance measures established by us and approved by the Board. Pursuant to the amendment to Mr. Zippel’s employment agreement, Mr. Zippel is also entitled to a $500,000 cash bonus for 2007 payable at the time of the 2007 bonus awards and $750,000 cash bonus for the period January 1, 2008 to July 31, 2008, payable no later than August 15, 2008. The additional cash bonus for 2008 will be paid without regard to achievement of performance measures, provided that Mr. Zippel has not terminated his employment without good reason or has not been terminated by us for cause prior to July 31, 2008 (cause and good reason as defined in the employment agreement). Mr. Zippel’s employment agreement also entitles him to direct payment or reimbursement on a grossed-up tax neutral basis of certain housing and relocation expenses.
Terry Eleftheriou
          Mr. Eleftheriou entered into an employment agreement with us dated September 24, 2007, which was amended on March 1, 2008, effective as of January 1, 2008. Pursuant to Mr. Eleftheriou’s employment agreement, as amended, he will serve as our Chief Financial Officer until March 31, 2010. Mr. Eleftheriou’s employment agreement, as amended, sets his annual base salary at $500,000 for 2007 and at $700,000 for 2008. Execution of the original employment agreement entitled Mr. Eleftheriou to a $100,000 signing bonus. Mr. Eleftheriou’s annual cash bonus beginning in 2008 will be no less than 150% of his then current base salary, and will be paid in advance of each calendar quarter in four equal installments on March 15, June 15, September 15 and December 15, beginning with a payment on March 15, 2008 of $262,500 contingent on Mr. Eleftheriou’s continued employment with the Company on the applicable payment date. For 2007, Mr. Eleftheriou was entitled to a cash bonus equal to $450,000. On March 15, 2008, Mr. Eleftheriou was also entitled to receive a special cash bonus of $150,000, in recognition of the additional efforts and responsibilities required of Mr. Eleftheriou during the first quarter of 2008. In addition, Mr. Eleftheriou was also entitled to a supplemental bonus payment of $1,750,000, on March 15, 2008 without regard to achievement of performance measures. Prior to March 31, 2010, if we terminate Mr. Eleftheriou’s employment for cause or Mr. Eleftheriou terminates his employment with us other than for good reason, death or disability (cause, good reason and disability as defined in the employment agreement), he will pay us a pro rata portion of the net after tax amount of the supplemental bonus. Mr. Eleftheriou’s employment agreement entitles him to direct payment or reimbursement on a grossed-up tax neutral basis of certain housing and relocation expenses. In accordance with the employment agreement, we are also responsible for the payment or reimbursement of the initiation fee for a Bermuda country club membership and annual dues not in excess of $5,000 per calendar year.
Michael Baumstein
          Mr. Baumstein entered into an employment agreement with us dated July 25, 2007. Pursuant to Mr. Baumstein’s employment agreement, he will serve as our Executive Vice President, Head of Capital Markets and Group Treasurer. The term of Mr. Baumstein’s employment agreement and the relationship thereunder continues until May 7, 2009 and will renew for one year intervals thereafter unless either we or Mr. Baumstein provides the other at least 60 days advance notice that it does not wish to extend the term. Mr. Baumstein’s employment agreement sets his annual base salary at $400,000 and the target performance-based bonus at 75% of his base salary. In October 2007, Mr. Zippel determined that Mr. Baumstein’s annual base salary would be increased to $465,000. The performance-based bonus is determined by the Board, based upon achievement of performance measures established by us. Notwithstanding the target bonus, for the calendar years ending December 31, 2007 and December 31, 2008, Mr. Baumstein will receive a bonus of not less than fifty percent of his base salary. In addition,

Mr. Baumstein was entitled to a signing bonus of $70,000. In accordance with the employment agreement, we will reimburse Mr. Baumstein for club membership dues and expenses not in excess of $5,000 per calendar year. Mr. Baumstein is entitled to be provided with comparable benefits or compensation if our premium health care plan or Deferred Compensation Plan are ever adversely amended or terminated.
Jeffrey Delle Fave
          Mr. Delle Fave entered into an employment agreement with us dated June 28, 2007. Pursuant to Mr. Delle Fave’s employment agreement, he will serve as our Executive Vice President, Tax. The term of Mr. Delle Fave’s employment agreement and the relationship is “at will.” Mr. Delle Fave’s employment agreement sets his annual base salary at $375,000 and the target performance-based bonus at 75% of his base salary. The performance-based bonus is determined by the Board, based upon achievement of performance measures established by us. Notwithstanding the target bonus, for the calendar year ending December 31, 2007, Mr. Delle Fave was entitled to a bonus of not less than $325,000 and for the calendar year ending December 31, 2008, Mr. Delle Fave will receive a bonus of not less than fifty percent of his then current base salary. In addition, Mr. Delle Fave was entitled to receive a retention bonus in an aggregate amount of $1,485,000, payable in 3 payments during 2007, not subject to his continued employment. In accordance with the employment agreement, we will reimburse Mr. Delle Fave for club membership dues and expenses not in excess of $6,000 per calendar year.
Paul Goldean
          Mr. Goldean entered into an employment agreement with us dated August 24, 2007. Pursuant to Mr. Goldean’s employment agreement, he will serve as our Chief Administrative Officer. The term of Mr. Goldean’s employment agreement and the relationship thereunder continues until May 7, 2009 and will renew for one year intervals thereafter unless either we or Mr. Goldean provide the other 60 days advance notice that it does not wish to extend the term. Mr. Goldean’s employment agreement sets his annual base salary at $650,000 and his target performance-based bonus at 75% of his base salary. The performance-based bonus is determined by the Board, based upon achievement of performance measures established by us. Notwithstanding the target bonus, for the calendar years ending December 31, 2007 and December 31, 2008, Mr. Goldean’s employment agreement entitles him to a bonus of not less than 50% of his then current base salary. In addition, Mr. Goldean was entitled to a signing bonus of $2,745,000, two-thirds payable in 2007 and one-third payable in March 2008. Mr. Goldean is entitled to be provided with comparable benefits or compensation if our premium health care plan or Deferred Compensation Plan are ever adversely amended or terminated.
Duncan Hayward
          Mr. Hayward entered into an employment agreement with us dated May 30, 2006, with employment commencing on August 1, 2006. Pursuant to Mr. Hayward’s employment agreement, Mr. Hayward will serve as Chief Financial Officer of Scottish Re Holdings Limited. Mr. Hayward’s employment agreement sets his annual base salary at £175,000. He is entitled to insurance benefits in accordance with those provided for the rest of the Scottish Re Holdings Limited staff. The term of Mr. Hayward’s employment agreement and the relationship thereunder is continuous. Both we and Mr. Hayward must provide the other six months notice to terminate Mr. Hayward’s employment. However, we may pay Mr. Hayward six months salary in lieu of notice and we may also terminate Mr. Hayward’s employment for cause without notice. We reserve the right to terminate Mr. Hayward’s employment without notice or salary in lieu of notice in appropriate circumstances, including, but not limited to, situations of gross misconduct, gross incompetence and/or gross negligence.
David Howell
          Mr. Howell entered into an employment agreement with us dated November 30, 2007. Pursuant to Mr. Howell’s employment agreement, he will serve as CEO of our Life Reinsurance International Segment. The term of Mr. Howell’s employment agreement and the relationship thereunder continues until May 7, 2009 and will renew for one year intervals thereafter unless either we or Mr. Howell provide the other with 60 days notice that it does not wish to extend the term, or earlier, if Mr. Howell reached age 65. Mr. Howell’s employment agreement sets his annual base salary at £275,000 and his target performance based bonus at 75% of his base salary. The performance-based bonus will be determined by the Board, based upon achievement of performance measures established by us. Notwithstanding the target bonus, for the calendar year ending December 31, 2007, Mr. Howell was entitled to receive a bonus of not less than fifty percent of his base salary. Mr. Howell is eligible to participate in all of the benefit plans available to other senior executives. In addition, we are required to make pension equalization payments of £75,000 to Mr. Howell’s pension account on June 1, 2007 and on June 1, 2008.
          Mr. Howell also entered into an Incentive Agreement with us dated March 12, 2008. Pursuant to the Incentive Agreement, if we enter into a definitive purchase agreement for the sale of our Life Reinsurance International Segment prior to December 31, 2008, Mr. Howell is entitled to a bonus of : (i) $1,000,000 plus (ii) 4% of the excess (if any) of the sale price of the Life Reinsurance International Segment (less certain expenses) over the sum of (A) $5,000,000 and (B) the segment’s retained liabilities, so long as Mr. Howell is still employed by us on the date that the transaction closes. We signed such an agreement on June 8, 2008. If Mr. Howell’s employment is terminated by us or the purchaser of the Life Reinsurance International Segment during the six months following the date of the closing, any severance or termination payment to which Mr. Howell may be entitled to related to the termination will be reduced (but not below zero) by the amount of this bonus.
          Bonus Arrangements
          Annual Incentive Bonuses — Annual incentive bonus compensation is based upon achieving preset annual incentive goals in multiple overlapping arenas – Company, business segment and individual performance. The Named Executive Officers were assigned a target annual incentive award expressed as a percentage of salary, typically provided in their employment agreements. Actual awards paid were interpolated from zero to two times target, depending upon achievement of the annual performance goals which were approved by the Compensation Committee in August of 2007 and communicated to the participants in September of 2007. We believe that, given the timing of the notice of performance goals, it is appropriate to reflect the bonuses awarded under this plan in 2007 in the “Bonus” column of the Summary Compensation Table. The Compensation Committee may use its discretion to increase the resulting performance award to recognize additional responsibilities and achievements of our employees. Several of our Named Executive Officers are entitled to a guaranteed minimum annual incentive bonus pursuant to the terms of their employment agreements.
          Senior Executive Success Plan — In August 2006, due to market conditions, our performance, as well as other factors, the Board concluded that pursuing a sale of the Company or a transaction in which we would raise substantial additional capital were the best strategic alternatives for us and in the best interests of our shareholders. In October 2006, the Board approved a Senior Executive Success Plan whose purpose was to (i) retain essential personnel through the transition period relating to the proposed sale or equity investment in our Company and (ii) create an incentive to obtain the best possible transaction for shareholders. Participation in the plan was limited to certain executive officers, each of whom would receive guaranteed retention payments to remain with us through the consummation of a transaction. The 2007 New Capital Transaction was consummated on May 7, 2007 and on August 3, 2007, Mr. Goldean and Mr. Wagner received their guaranteed Success Plan payments under the plan and on August 7, 2007, Mr. Howell received his guaranteed Success Plan payment under the plan. Although they were participants in the plan, as a result of Mr. Delle Fave’s employment agreement negotiation and Mr. Miller’s resignation of employment without good reason prior to the completion of the 90-day period following the 2007 New Capital Transaction, they did not receive payments under the plan.
          Transaction Bonuses – In September 2006, we provided all of our employees with a retention plan that consisted in part of a bonus that would be provided 30 days following the completion of the 2007 New Capital Transaction, provided that the individual had not left us or been terminated by us for cause before the payment date. In addition, certain employees were provided with a retention plan that consisted of a bonus that would also be paid 30 days following the completion of the 2007 New Capital Transaction or, if earlier, on May 31, 2007. Mr. Baumstein received a Transaction Bonus under the first program and Mr. Hayward received a Transaction Bonus under the second program.
          Long Term Incentives
          The Scottish Re Group Limited 2007 Stock Option Plan. On July 18, 2007, the shareholders of the Company approved and adopted the 2007 Plan. The 2007 Plan provides for the granting of stock options to eligible employees, directors and consultants of the Company. The total number of our shares reserved and available for issuance under the 2007 Plan is 18,000,000. The exercise price of stock options granted under the 2007 Plan will be the fair market value of our ordinary shares on the date of grant and the options will expire ten years after the date of grant, or a shorter period as determined by the Compensation Committee (unless earlier exercised or terminated pursuant to the terms of the 2007 Plan). On July 18, 2007, we issued 10,620,000 options of which 2,250,000 options were to directors and 8,370,000 options were to eligible employees. The options granted to directors in 2007 vested in full and became exercisable on the date of grant.
          Upon a change in control (as defined in the 2007 Plan), to the extent not previously cancelled or forfeited, all Time-Based Options and Performance-Based Options will become 100% vested and exercisable. All unexercised options under the 2007 Plan, whether vested or unvested, will terminate upon a participant’s termination of employment or service with the Company for cause (as defined in the 2007 Plan).
          In the event that a participant’s employment or relationship with the Company terminates on account of death or disability (as defined in the 2007 Plan), the unvested portion of the participant’s award will terminate and the participant (or his or her personal representative) may exercise all vested and exercisable options, as well as the Performance-Based Options that have vested but have not become exercisable, within the earlier of (i) one year from the date of the participant’s death or disability or (ii) the expiration of the exercise period permitted in the award agreement (which is no later than the 10-year anniversary of the date of grant of the stock option award).
          In the event of a participant’s termination of employment or relationship by the Company other than for cause (as defined in the 2007 Plan) or if the participant resigns for any reason (other than on account of death or disability), the unvested and unexercisable portion of the participant’s award shall terminate (except in the event of a change in control). The vested and exercisable portion of the award will remain exercisable for a period of 90 days after the date of termination or, if sooner, until the expiration of the exercise period permitted in the award agreement (which is no later than the 10-year anniversary of the date of grant of the stock option award). In the event of a participant’s termination of employment by the Company other than for cause, the Performance-Based Options that have vested but have not become exercisable will become exercisable within the period described in the prior sentence.
          The 2004 Equity Incentive Compensation Plan. The 2004 Equity Incentive Compensation Plan was approved by the shareholders at the Annual General Meeting of Shareholders held on May 5, 2004 and became effective on the same date. The plan provides for grants of non-qualified stock options, incentive stock options within the meaning of Section 422 of the Code, and restricted shares to our executive officers, employees, directors, advisors and consultants. Grants are made at the discretion of the Compensation Committee, to whom responsibility for the administration of the plan has been delegated. The plan requires that options be granted at not less than fair market value on the date of grant. Option grants become exercisable in three equal installments commencing on the first anniversary of the date of grant, except for grants to directors, which are fully exercisable on the date of grant. The participant’s option agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years. The plan requires that the vesting of at least three-fourths of any restricted share grant must be contingent upon the satisfaction of performance goals established by the Compensation Committee at the beginning of each three year performance period. Depending on the performance, the actual amount of restricted share units could range from 0% to 100%. The remaining one-fourth of any restricted share grant may be issued without performance goals. An award of a restricted shares means that the participant has been granted our ordinary shares that are subject to forfeiture and are nontransferable during a certain period.
          The plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the Compensation Committee may adjust the number of ordinary shares covered by outstanding awards and exercise price as the Committee, in its sole discretion, may determine is equitably required to prevent dilution upon a stock dividend, extraordinary cash dividend, stock split, combination, recapitalization, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 1,750,000 of which 1,000,000 may be granted in the form of restricted shares and 750,000 may be issued pursuant to stock options. There were no grants under the 2004 Stock Option Plan to the Named Executive Officers in 2007.
          Upon closing of the 2007 New Capital Transaction on May 7, 2007, all unvested options and restricted stock issued under the 2004 Stock Option Plan vested.

          The 2001 Stock Option Plan. The 2001 Stock Option Plan was approved by the shareholders at the Extraordinary General Meeting of Shareholders held on December 14, 2001 and became effective December 31, 2001. The plan provides for grants of non-qualified stock options to our directors, officers, employees, advisors and consultants. The plan provides for automatic annual grants of 2,000 nonqualified stock options to non-employee directors. Grants to other participants are made at the discretion of the Board or a Stock Option Committee, to whom responsibility for the administration of the plan has been delegated. The plan requires that options be granted at not less than fair market value on the date of grant. Except with respect to the automatic grants to non-employee directors, which are fully vested on the grant date, options under the plan originally vested in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The participants’ option agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years.
          The plan is administered by the Board or a Stock Option Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the Stock Option Committee may adjust the number of ordinary shares covered by outstanding awards and exercise price as the Committee, in its sole discretion may determine is equitably required to prevent dilution upon a stock dividend, extraordinary cash dividend, stock split, combination, recapitalization, liquidation, or similar transaction involving a change in the Company’s capitalization. The maximum number of shares that could be issued under the plan is 650,000. There were no grants under the 2001 Stock Option Plan to the Named Executive Officers in 2007.
          Upon closing of the 2007 New Capital Transaction on May 7, 2007, all unvested options issued under the 2001 Stock Option Plan vested.
          1999 Stock Option Plan. The 1999 Stock Option Plan is a broad-based plan that was not required by rules applicable at the time the plan was put in place to be approved by our shareholders. The plan became effective on December 20, 1999. The plan provides for grants of nonqualified stock options to our officers, employees, directors, advisors and consultants and our subsidiaries. The plan provides for automatic annual grants of 2,000 nonqualified stock options to non-employee directors. Grants to other participants are made at the discretion of the Compensation Committee. The plan requires that options be granted at not less than fair market value on the date of grant. Except with respect to the automatic grants to non-employee directors, which are fully vested on the date of grant, options under the plan originally vested in tranches with one-third vesting on each of the first three anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all options granted between January 1, 2002 and November 3, 2004 vest in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The participants’ option agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years.
          The plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the exercise price and number of shares subject to outstanding options will be appropriately adjusted by the Compensation Committee upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 750,000 shares. There were no grants under the 1999 Stock Option Plan to the Named Executive Officers in 2007.
          Upon closing of the 2007 New Capital Transaction on May 7, 2007, all unvested options issued under the 1999 Stock Option Plan vested.
          Harbourton Employee Options. The Harbourton Employee Options is also a broad-based plan that was not required by rules applicable at the time the plan was put in place to be approved by the shareholders. The plan became effective December 20, 1999. The plan provides for grants of nonqualified stock options to our officers, employees, directors, advisors and consultants and our subsidiaries. These options originally vested in tranches with one-third vesting on each of the first three anniversaries of the date of grant, provided that vesting will be accelerated upon a change in control (as defined in the option agreements). Pursuant to a Compensation Committee resolution, all options granted between January 1, 2002 and November 3, 2004 vest in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The options generally expire seven years from the date of grant, although they may expire earlier if the employee dies, retires, becomes permanently disabled or otherwise leaves our employ (in which case the options expire at various times ranging from 60 days to 2 years). The option agreements provide that the exercise price and number of shares subject to outstanding options will be appropriately adjusted upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization.
          The plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the exercise price and number of shares subject to outstanding options will be appropriately adjusted by the Compensation Committee upon a stock split, stock dividend, recapitalization, recombination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 750,000 shares. There were no grants under the Harbourton Employee Options to the Named Executive Officers in 2007.
          Upon closing of the 2007 New Capital Transaction on May 7, 2007, all unvested options issued under the Harbourton plan vested.
          Second Amended and Restated 1998 Stock Option Plan. The Second Amended and Restated 1998 Stock Option Plan has not been approved by our shareholders and was implemented in connection with our initial public offering in November 1998. The plan became effective June 18, 1998. The plan provides for grants of nonqualified stock options to our officers, employees, directors, advisors, consultants and subsidiaries. The plan provides for automatic annual grants of 2,000 nonqualified stock options to non-employee directors. Grants to other participants are made at the discretion of the Compensation Committee. The plan requires that options be granted at not less than fair market value on the date of grant. Except with respect to the automatic grants to non-employee directors, which are fully vested on the date of grant, options under the plan originally vested in tranches with one-third vesting on each of the first three anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all options granted between January 1, 2002 and November 3, 2004 vest in tranches with one-fifth vesting on each of the first five anniversaries of the date of grant. Pursuant to a Compensation Committee resolution, all option grants after November 3, 2004 vest in tranches with one-third vesting on each of the first three anniversaries of the date of grant. The participants’ options agreements may provide for accelerated vesting of options upon a change in control of our company. Options granted under the plan have a maximum term of 10 years.
          The plan is administered by the Compensation Committee. The plan may be amended or terminated at any time, but no termination of the plan may adversely affect the rights of participants under prior awards. The plan provides that the exercise price and number of shares subject to outstanding options will be appropriately adjusted by the Compensation Committee upon a stock split, stock dividend, recapitalization, combination, merger, consolidation, liquidation, or similar transaction involving a change in our capitalization. The maximum number of shares that could be issued under the plan is 1,600,000 shares. There were no grants under the Second Amended and Restated 1998 Stock Option Plan to the Named Executive Officers in 2007.
          Upon closing of the 2007 New Capital Transaction on May 7, 2007, all unvested options issued under the Second Amended and Restated 1998 Stock Option Plan vested.
          The following two tables show the total value of the restricted stock and options of our Named Executive Officers which vested as a result of the closing of the 2007 New Capital Transaction on May 7, 2007 triggering the change in control provision in our pre-2007 long term incentive plans:

Restricted Shares

			Total Value of
			Ordinary Shares
			Issued on May 14,
		Total Restricted	2007 Pursuant to
		Shares Vesting on	Restricted Shares
	Outstanding	Change In	Vesting Upon
	Restricted Shares	Control on May 7,	Change in Control
Name	at May 7, 2007	2007(1)	on May 7, 2007(2)
Michael Baumstein	22,677	14,173	$69,589
Jeffrey Delle Fave	20,142	12,588	$61,807
Paul Goldean	40,348	25,217	$123,815
Duncan Hayward	10,000	6,250	$30,688
David Howell	30,212	18,882	$92,711
Hugh McCormick	50,679	31,674	$155,519
Dean Miller	73,000	46,024	$225,978
Cliff Wagner	30,236	18,896	$92,779

(1)	The Restricted Share grants were comprised of 25% time based restricted shares and 75% performance based restricted shares. Upon a change in control on May 7, 2007, 100% of the time based restricted shares vested and 50% of the performance based restricted shares vested along with accrued dividends. This was approved by the Compensation Committee

(2)	Market value based on a closing per share price of $4.91 at the close of the market on May 14, 2007, the date the ordinary shares were released to the Named Executive Officers.
Stock Options

	Options Exercisable for
	Ordinary Shares Upon
	Change in Control at May	Weighted Average	Total Value of Cash
Name	7, 2007 (No. of Shares)	Exercise Price	Options Released(1)
Michael Baumstein	38,000	$23.48	$—
Jeffrey Delle Fave	20,000	$24.21	$—
Paul Goldean	55,000	$20.20	$—
Duncan Hayward	—	$—	$—
David Howell	50,000	$24.89	$—
Hugh McCormick	60,000	$25.45	$—
Dean Miller	50,000	$25.35	$—
Cliff Wagner	35,000	$18.37	$—

(1)	Assumes a market value based on a closing per share price of $4.66 on May 7, 2007, the date the change in control occurred and the stock option vesting accelerated.
Outstanding Equity Awards at 2007 Fiscal Year-End
          The following table sets forth the information regarding each outstanding unexercised option held by each of our Named Executive Officers as of December 31, 2007.

						Equity Incentive
						Plan Awards:
			Number of	Number of		Number of
			Securities	Securities		Securities
			Underlying	Underlying		Underlying
			Unexercised	Unexercised		Unexercised		Option	Option
	Approval		Options (#)	Options (#)		Unearned		Exercise	Expiration
Name	Date		Exercisable(1)	Unexercisable		Options		Price($)(2)	Date
George Zippel	7/18/2007		125,000	515,625	(4)	500,000	(7)	$4.76	7/18/2017
George Zippel	11/12/2007		25,000	103,125	(5)	100,000	(7)	$2.22	11/12/2017

Terry Eleftheriou	10/1/2007		80,000	330,000	(6)	320,000	(7)	$3.59	10/1/2017

Michael Baumstein	5/5/2004	(3)	18,000	—		—		$21.70	5/5/2014
Michael Baumstein	2/17/2005	(3)	5,000	—		—		$26.10	2/16/2015
Michael Baumstein	2/16/2006	(3)	15,000	—		—		$24.75	2/15/2016
Michael Baumstein	7/18/2007		22,500	92,813	(4)	90,000	(7)	$4.76	7/18/2017

Jeffrey Delle Fave	9/1/2005	(3)	20,000	—		—		$24.21	9/1/2015
Jeffrey Delle Fave	7/18/2007		22,500	92,813	(4)	90,000	(7)	$4.76	7/18/2017

Paul Goldean	2/11/2002	(3)	35,000	—		—		$17.30	2/11/2012
Paul Goldean	2/18/2005	(3)	10,000	—		—		$25.82	2/18/2015
Paul Goldean	2/16/2006	(3)	10,000	—		—		$24.75	2/16/2016
Paul Goldean	7/18/2007		80,000	330,000	(4)	320,000	(7)	$4.76	7/18/2017

Duncan Hayward	7/18/2007		17,500	75,104	(4)	70,000	(7)	$4.76	7/18/2017

David Howell	11/1/2005	(3)	50,000	—		—		$24.89	11/1/2015
David Howell	7/18/2007		35,000	150,208	(4)	140,000	(7)	$4.76	7/8/2017

(1)	This represents the 20% of the Time-Based Options that vested immediately upon grant.

(2)	The exercise price is 100% of the market value per share on the grant date. The market value per share is the closing price of an ordinary share of our Company on the grant date on a national securities exchange on which the ordinary shares are listed on the last trading day for which a closing price was reported.

(3)	Upon a change in control on May 7, 2007, all stock options under the 2004 Equity Incentive Compensation Plan, 2001 Stock Option Plan, 1999 Stock Option Plan, Harbourton Employee Options and Second Amended and Restated 1998 Stock Option Plan vested.

(4)	This represents the unvested portion of the Time-Based Options (20% of which will vest on each of July 18, 2008, July 18, 2009, July 18, 2010 and July 18, 2011) and the Performance-Based Options that vested on December 31, 2007 but are not exercisable before December 31, 2011. For those Performance-Based Options subject to vesting on December 31, 2007, the following percentage of those options were approved for vesting by the Compensation Committee based on attainment of the 2007 Performance Targets:
a. Corporate and Other Segment employees – 12.5%
b. Life Reinsurance International Segment employees – 29.2%
c. Life Reinsurance North America Segment employees – 45.7%

(5)	This represents the unvested portion of the Time-Based Options (20% of which will vest on each of November 12, 2008, November 12, 2009, November 12, 2010 and November 12, 2011) and the Performance-Based Options that vested on December 31, 2007 but are not exercisable before December 31, 2011. See note 4 regarding the percentage of the vesting-eligible Performance-Based Options that were approved for vesting on December 31, 2007.

(6)	This represents the unvested portion of the Time-Based Options (20% of which will vest on each of October 1, 2008, October 1, 2009, October 1, 2010 and October 1, 2011) and the Performance-Based Options that vested on December 31, 2007 but are not exercisable before December 31, 2011. See note 4 regarding the percentage of the vesting-eligible Performance-Based Options that were approved for vesting on December 31, 2007.

(7)	This represents the unvested portion of the Performance-Based Options (20% of which will be eligible to vest on each of December 31, 2008, December 31, 2009, December 31, 2010 and December 31, 2011).

Option Exercises and Stock Vested in Fiscal Year 2007
          The following table shows the number of ordinary shares acquired on exercise of options by each Named Executive Officer during the fiscal year ended December 31, 2007 and the number of ordinary shares acquired on vesting of stock awards held by each Named Executive Officer during the fiscal year ended December 31, 2007.

	Option Awards		Stock Awards
	Number of Shares		Number of Shares	Value Realized
	Acquired on	Value Realized on	Acquired on	on
Name	Exercise	Exercise	Vesting(1)	Vesting(2)
George Zippel	—	$—	—	$—
Terry Eleftheriou	—	$—	—	$—
Michael Baumstein	—	$—	14,173	$66,046
Jeffrey Delle Fave	—	$—	12,588	$58,660
Paul Goldean	—	$—	25,217	$117,511
Duncan Hayward	—	$—	6,250	$29,125
David Howell	—	$—	18,882	$87,990
Hugh McCormick	—	$—	31,674	$147,601
Dean Miller	—	$—	46,024	$214,472
Cliff Wagner	—	$—	18,896	$88,055

(1)	The Restricted Share grants were comprised of 25% time based restricted shares and 75% performance based restricted shares. Upon a change in control on May 7, 2007, 100% of the time based restricted shares vested and 50% of the performance based restricted shares vested along with accrued dividends. This was offset by taxes. This calculation was approved by the Compensation Committee prior to the 2007 New Capital Transaction.

(2)	Market value based on a closing per ordinary share price of $4.66 at the close of the market on May 7, 2007, the date the change in control occurred and the restricted awards vested.
Nonqualified Deferred Compensation for 2007
          The following table presents information regarding the contributions to and earnings of the participating Named Executive Officers’ deferred compensation accounts in the Deferred Compensation Plan during 2007, and also shows the total deferred amounts for the Named Executive Officers as of December 31, 2007.

	Executive	Registrant
	Contributions	Contributions	Aggregate	Aggregate	Aggregate
	in	in	Earnings	Withdrawal/	Balance
Name	Last FY	Last FY(1)	in Last FY	Distributions	at Last FYE(2)
Michael Baumstein	$—	$62,524	$764	$—	$99,027
Jeffrey Delle Fave	$—	$185,356	$(2,996)	$—	$219,397
Paul Goldean	$—	$258,846	$(4,424)	$—	$414,556
Dean Miller	$—	$17,154	$8,908	$—	$104,336
Cliff Wagner	$—	$50,087	$(669)	$—	$54,528
Hugh McCormick	$—	$26,587	$(53,801)	$—	$9,796

(1)	All amounts are reflected in the Summary Compensation Table above.

(2)	Portions of these amounts were reflected in the Summary Compensation Table under the “All Other Compensation” column in the 2007 Proxy Statement.
          Retirement Benefits
          401(k) Plan – We provide retirement benefits to the Named Executive Officers under the terms of our tax-qualified 401(k) plan. In 2007, our 401(k) plan provided an automatic matching contribution on behalf of each participant for up to 7.5% of the participant’s compensation (base salary and bonus). The investment opportunities under the 401(k) Plan include various mutual funds and our ordinary shares. The Named Executive Officers, to the extent they are U.S. citizens, participate in the plan on substantially the same terms as our other participating employees.
          Deferred Compensation — Under our Deferred Compensation Plan, certain of our executive officers, including certain Named Executive Officers, are permitted to elect to defer up to 100% of their compensation (base salary and bonuses), subject to certain limitations. We decided to not allow any new participants in the plan effective May 1, 2007. No employees who are not already participating in the plan may become participants on or after that date; however, current participants may continue to make contributions to the plan. Deferral amounts are limited so that the remaining portion of compensation not deferred is sufficient to pay: (i) Federal Insurance Contributions Act taxes; and (ii) all premiums for medical plan coverage under our group medical plan. In addition to amounts deferred by the executive, and without regard to whether the executive is deferring any amounts, we contribute 10% of the executive’s compensation to his/her deferred compensation account, less any matching contributions made pursuant to the 401(k) plan. Our contributions are subject to the following vesting schedule:

Years of Participation Service	Percentage Vested
Less than 1	0%
1	25%
2	50%
3 or more	100%
          Amounts contributed by the executive and us are contributed to the executive’s deferred compensation account and invested among the categories of deemed investments as may be made available by us. Earnings from the deemed investments are also credited to the participant’s deferred compensation account. However, the fact that an amount has been credited to a participant’s deferred compensation account will not operate to vest in the participant any benefit under the plan, except according to the vesting schedule set forth above. Currently, the investment opportunities are among various mutual funds, also available under our 401(k) Plan and our ordinary shares. Executives may adjust their investment selections in writing and such adjustment shall be effective as of the next adjustment date that is at least ten business days after such filing.
          Distributions of amounts under the Deferred Compensation Plan are made upon a participant’s retirement (generally in the form of a 10-year certain annuity), death (lump sum), or severance (lump sum).
          Executives may withdraw amounts of earnings deferred into the Deferred Compensation Plan as follows: (i) upon initial plan participation, a participant may designate specific dollar amounts of deferrals to be paid at specific future dates prior to the termination of employment; and (ii) after initial plan participation, a participant may request a withdrawal of deferrals, for any reason and in any amount.
Potential Payments Upon Termination or Change in Control
          The following table shows the material cash amounts that would have been paid to the Named Executive Officers had their employment been terminated with us on December 31, 2007 under various termination scenarios using 2007 base pay and bonus. In that Messrs. McCormick, Miller and Wagner did terminate their employment with us during 2007, their figures reflect actual amounts paid:

					Employment
					Terminated by
					Company
					Without Cause
			Employment		or
			Terminated by		by Executive for
	Employment		Company		Good
	Terminated Due		Without Cause or		Reason Upon a
	to Death or		by Executive		Change in		Change in
Named Executive Officer	Disability		with Good Reason		Control(1)		Control
George Zippel	$302,665	(2)	$3,390,700	(3)	$4,965,700	(4)	$1,575,000	(5)
Terry Eleftheriou	$171,569	(6)	$2,000,758	(7)	$2,875,758	(8)	$875,000	(9)
Michael Baumstein	$39,346	(10)	$1,676,156	(11)	n/a		n/a
Jeffrey Delle Fave	$382,692	(12)	$382,692	(13)	n/a		n/a
Paul Goldean	$2,832,413	(14)	$2,832,413	(15)	$3,495,338	(16)	n/a
Duncan Hayward	n/a		$419,935	(17)	n/a		n/a
Dave Howell	n/a		$3,699,008	(18)	n/a		n/a
Dean Miller	n/a		$1,060,285	(19)	n/a		n/a
Hugh McCormick	n/a		n/a		$2,678,926	(20)	n/a
Cliff Wagner	n/a		n/a		$4,280,181	(21)	n/a

(1)	Although a change in control would cause the option awards granted under the 2007 Plan to fully vest and become exercisable, the value of the options realized upon exercise upon termination is calculated as $0 as the market value at December 31, 2007 is lower than the exercise price of the options.

(2)	Includes $281,096 as a prorated portion of his target bonus for 2007, $12,413 for reimbursement of 12 months of COBRA coverage costs and $9,156 for the full tax gross-up payment on the reimbursement for the COBRA coverage costs.

(3)	Includes a $3,282,250 severance payment ($900,000 base salary; $675,000 target bonus; $281,096 as a prorated portion of his target bonus for 2007; and $1,426,154 remaining salary payments for the term ending July 31, 2008), $12,413 for reimbursement of 12 months of COBRA coverage costs, $9,156 for the full tax gross-up payment on the reimbursement for the COBRA coverage costs, $50,000 for relocation expenses and $36,881 for the full tax gross-up payment on the reimbursement of relocation expenses.

(4)	Includes a $3,282,250 severance payment ($900,000 base salary; $675,000 target bonus; $281,096 as a prorated portion of his target bonus for 2007; and $1,426,154 remaining payments for the term ending July 31, 2008), $12,413 for reimbursement of 12 months of COBRA coverage costs, $9,156 for the full tax gross-up payment on the reimbursement for the COBRA coverage costs, $50,000 for relocation expenses, $36,881 for the full tax gross-up payment on the reimbursement of relocation expenses and $1,575,000 for termination prior to the first anniversary of the change in control ($900,000 base salary; and $675,000 target bonus).

(5)	Includes $900,000 base salary and $675,000 target bonus.

(6)	Includes $150,000 as a prorated portion of his target bonus for 2007 and $12,413 for reimbursement of 12 months of COBRA coverage costs and $9,156 for the full tax gross-up payment on the reimbursement for the COBRA coverage costs.

(7)	Includes a $1,892,308 severance payment ($500,000 base salary; $375,000 target bonus; $150,000 as a prorated portion of his target bonus for 2007; and $867,308 remaining salary payments for the term ending September 24, 2009), $12,413 for reimbursement of 12 months of COBRA coverage costs, $9,156 for the full tax gross-up payment on the reimbursement for the COBRA coverage costs, $50,000 for relocation expenses and $36,881 for the full tax gross-up payment on the reimbursement of relocation expenses.

(8)	Includes a $1,892,308 severance payment ($500,000 base salary; $375,000 target bonus; $150,000 as a prorated portion of his target bonus for 2007; and $867,308 remaining salary payments for the term ending September 24, 2009), $12,413 for reimbursement of 12 months of COBRA coverage costs, $9,156 for the full tax gross-up payment on the reimbursement for the COBRA coverage costs, $50,000 for relocation expenses, $36,881 for the full tax gross-up payment on the reimbursement of relocation expenses and $875,000 for termination prior to the first anniversary of the change in control ($500,000 base salary; and $375,000 target bonus).

(9)	Includes $500,000 base salary and $375,000 target bonus.

(10)	Reflects $39,346 of accrued and unpaid vacation days. This event would also trigger distribution of Mr. Baumstein’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(11)	Includes $232,500 as his bonus for 2007, a $1,395,000 severance payment (2 times ($465,000 base salary plus $232,500 bonus), $9,310 for a reimbursement of 9 months of COBRA coverage costs and $39,346 for accrued and unpaid vacation days. This event would also trigger distribution of Mr. Baumstein’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(12)	Includes $325,000 as his bonus for 2007 and $57,692 for accrued and unused vacation days. Mr. Delle Fave’s employment agreement only requires that the termination of employment be other than for cause to receive this payment. This event would also trigger distribution of Mr. Delle Fave’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(13)	Includes $325,000 as his bonus for 2007 and $57,692 for accrued and unused vacation days. Mr. Delle Fave’s employment agreement only requires that the termination of employment be other than for cause to receive this payment. This event would also trigger distribution of Mr. Delle Fave’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(14)	Includes a $1,480,000 severance payment ($650,000 base salary; and $830,000 remaining salary payments for the term ending August 24, 2009), $325,000 as his bonus for 2007, $12,413 for a reimbursement of 12 months of the employer portion of COBRA coverage costs, $915,000 for acceleration of the remaining payment of his signing bonus and $100,000 for accrued and unpaid vacation days. This event would also trigger distribution of Mr. Goldean’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(15)	Includes a $1,480,000 severance payment ($650,000 base salary; and $830,000 remaining salary payments for the term ending August 24, 2009), $325,000 as his bonus for 2007, $12,413 for a reimbursement of 12 months of the employer portion of COBRA coverage costs, $915,000 for acceleration of the remaining payment of his signing bonus and $100,000 for accrued and unpaid vacation days. This event would also trigger distribution of Mr. Goldean’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(16)	Includes a $1,480,000 severance payment ($650,000 base salary; and $830,000 remaining salary payments for the term ending August 24, 2009), $325,000 as his bonus for 2007, $12,413 for a reimbursement of 12 months of the employer portion of COBRA coverage costs, $915,000 for acceleration of the remaining payment of his signing bonus, $100,000 for accrued and unpaid vacation days and $662,925 for the tax gross-up payment on excess parachute payments pursuant to Section 4999 of the Code. This event would also trigger distribution of Mr. Goldean’s account under our Deferred Compensation Plan, subject to Code Section 409A, for the related amounts shown in the “Nonqualified Deferred Compensation for 2007” table.

(17)	Includes a $357,282 severance payment ($357,282 base salary) and a $62,653 tax gross-up on that payment. This is the maximum amount that may be paid to Mr. Hayward, which would only be paid in connection with a fundamental reduction in Mr. Hayward’s job requirements (as described in the narrative below). Mr. Hayward’s employment agreement does not include the concept of a termination by the employee for good reason. Amounts paid to Mr. Hayward would be paid in British pounds sterling. Such amounts are converted to U.S. Dollars using a conversion rate of $1.9849 for every 1£ which, according to Bloomberg’s, is the exchange rate as of December 31, 2007.

(18)	Includes a $3,062,544 severance payment (3 times ($545,848 base salary plus $475,000 bonus), $12,596 for accrued and unpaid vacation days, $475,000 for the annual incentive bonus paid to him on March 14, 2008, and $148,868 for the June 1, 2008 installment of the pension equalization payment. Amounts paid to Mr. Howell would be paid in British pounds sterling. Such amounts are converted to U.S. Dollars using a conversion rate of $1.9849 for every 1£ which, according to Bloomberg’s, is the exchange rate as of December 31, 2007.

(19)	Details regarding this payment are provided in the description of Mr. Miller’s separation agreement below.

(20)	Details regarding this payment are provided in the description of Mr. McCormick’s separation agreement below.

(21)	Details regarding this payment are provided in the description of Mr. Wagner’s separation agreement below.
Severance and Change in Control Benefits
          Our Named Executive Officer’s employment agreements provide the following terms, which govern the payments that they will receive upon termination of their employment and/or change in control:

          George Zippel
          In the event of a change in control as defined in his employment agreement and if Mr. Zippel is employed by the Company on the date of payment, the Company will pay Mr. Zippel the sum of (x) his then current base salary plus (y) 75% of his then current base salary for the year in which the change in control occurred. This payment is to be made within 10 days of the first anniversary of a change in control. Under Mr. Zippel’s employment agreement, “change of control” means (1) any person, other than Cerberus Capital Management, L.P. or Mass Mutual Capital Partners LLC or their respective affiliates, becomes the beneficial owner, directly or indirectly, of fifty percent (50%) or more of the combined voting power of the then issued and outstanding equity securities of the Company, or (2) the sale, transfer or other disposition of all or substantially all of the business and assets of the Company, whether by sale of assets, merger or otherwise (determined on a consolidated basis) to another person other than a transaction in which the survivor or transferee is a person controlled, directly or indirectly, by Cerberus Capital Management, L.P or Mass Mutual Capital Partners LLC or their affiliates.
          In the event we terminate Mr. Zippel’s employment for cause or he terminates his employment without good reason, Mr. Zippel is entitled to receive his accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the year of termination, accrued but unused vacation time and any reimbursable expenses. In addition, beginning January 1, 2008, he is entitled to the unpaid pro rata portion of the $750,000 bonus for the period from January 1, 2008 to July 31, 2008. In the event we terminate Mr. Zippel’s employment without cause, he terminates his employment with good reason, or his employment terminates at the expiration of the term, subject to Mr. Zippel’s compliance with the ongoing confidentiality provision as well as the non-solicitation and non-compete provisions lasting 18 months following employment termination and the execution without revocation of a valid release agreement, he is entitled to receive the above as well as (v) an amount equal to his base salary as of the date of termination, plus 75% of his base salary, (w) continued payment of his base salary for the remainder of the term, (x) reimbursement of COBRA coverage costs for twelve months on a fully grossed-up tax neutral basis or, if earlier, until covered under another group health plan, (y) if the termination occurs prior to the first anniversary of a change in control, an amount equal to Mr. Zippel’s then current base salary plus 75% of his base salary and (z) payment or reimbursement on a fully grossed-up tax neutral basis of reasonable costs (up to $50,000) associated with relocating him, his family and his household goods from Bermuda or Charlotte, North Carolina to his future principal residence. In the event Mr. Zippel’s employment is terminated due to death or disability (as defined in the employment agreement), in addition to the amounts Mr. Zippel would have received had his employment been terminated with cause, he (or his spouse, dependents or legal representatives) will be entitled to receive the prorated portion of his target bonus for the year of his death or termination due to disability and reimbursement on a fully grossed-up tax neutral basis of COBRA coverage costs for twelve months or, if earlier, until covered under another group health plan. In the event of a change in control, Mr. Zippel may receive an amount equal to his then current base salary plus his target bonus for the year in which the change in control occurs within 10 days of the first anniversary of the change in control, provided that he remains employed through the payment date. Under the terms of the employment agreement, Mr. Zippel is entitled to an additional gross-up payment to make him whole for any excise tax, interest and penalties imposed by Section 4999 of the Code on payments deemed to be excess parachute payments under Section 280G of the Code and related to a change in control.
          Under Mr. Zippel’s employment agreement, “cause” means (i) commission of a felony by the executive, (ii) intentional acts of dishonesty by the executive resulting or intending to result in personal gain or enrichment at the expense of the Company or its subsidiaries, (iii) the executive’s breach of his material obligations under his employment agreement, (iv) conduct by the executive in connection with his duties hereunder that is fraudulent or grossly negligent, or that the executive knew or reasonably should have known to be unlawful, provided that any action on the advice of the Company’s General Counsel shall not be treated as unlawful under this clause, (v) engaging in personal conduct by the executive (including but not limited to employee harassment or discrimination, the use or possession at work of any illegal controlled substance) which seriously discredits or damages the Company or its subsidiaries, (vi) contravention of specific lawful material direction of the Board or continuing inattention to or continuing failure to attempt in good faith to perform the duties to be performed by the executive under the terms his employment agreement or (vii) breach of the confidentiality, non-solicitation and non-competition provision of the employment agreement before termination of employment; provided, that, the executive has a fifteen day cure period after notice by the Company, except with respect to clause (i). “Disability” is defined as a determination by the Company in accordance with applicable law that as a result of a physical or mental injury or illness, the executive is unable to perform the essential functions of his job with or without reasonable accommodation for a period of (i) ninety consecutive days or (ii) one hundred eighty days in any one year period. “Good reason” is defined in his employment agreement as, without his consent, (i) a material adverse reduction in the executive’s authority, responsibilities or duties, (ii) a reduction in the executive’s base salary or bonus opportunity; provided that, the Company may at any time or from time to time amend, modify, suspend or terminate any bonus, incentive compensation or other benefit plan or program provided to the executive for any reason and without the executive’s consent if such modification, suspension or termination (x) is a result of the underperformance of the executive or the Company under its business plan, and (y) is consistent with an across the board reduction for all similar employees of the Company, and, in each case, is undertaken in the Board’s reasonable business judgment acting in good faith and engaging in fair dealing with the executive, or (iii) the Company’s material breach of the employment agreement; provided that a suspension of the executive and the requirement that the executive not report to work will not constitute “good reason” if the executive continues to receive the compensation and benefits required by his employment agreement; further provided that the Company has a thirty day cure period after notice by the executive.
          Terry Eleftheriou
          Prior to 2008, in the event of a change in control as defined in his employment agreement and subject to Mr. Eleftheriou’s continued employment until the date of payment, Mr. Eleftheriou was entitled to a lump sum payment of (x) his then current base salary plus (y) the higher of his highest annual bonus or his target bonus, within 10 days following the first anniversary of a change in control. Under his amended employment agreement, in the event of a change in control and if Mr. Eleftheriou is employed by the Company on the date of the change in control or was terminated by the Company without cause up to 60 days prior to the date of the change in control, the Company will pay Mr. Eleftheriou the sum of (x) his then current base salary plus (y) 150% of his then current base salary, provided that he has not terminated his employment without good reason or been terminated by the Company for cause prior to the first anniversary of the change in control. This payment is to be made within 10 days of the earliest of (i) the date he terminates employment for good reason or is terminated by the Company without cause or due to death or disability, (ii) the first anniversary of a change in control or (iii) March 31, 2010. The definition of “change of control” under Mr. Eleftheriou’s employment agreement is the same as the definition discussed above under Mr. Zippel’s employment agreement.
          In the event we terminate Mr. Eleftheriou’s employment for cause or he terminates his employment without good reason, each as defined in the employment agreement, Mr. Eleftheriou is entitled to receive his accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the year of termination (unless the termination notice is provided before the scheduled payment date), accrued but unused vacation time and any reimbursable expenses. Prior to 2008, in the event that we terminated Mr. Eleftheriou’s employment without cause, he terminated his employment with good reason during the term or if the Company did not renew the term of his employment, subject to Mr. Eleftheriou’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 18 months following employment termination, the non-compete provisions lasting 12 months following the employment termination and the execution without revocation of a valid release agreement, Mr. Eleftheriou would have been entitled to receive the above as well as (v) an amount equal to his annual base salary and the greater of his highest annual bonus or his target bonus (w) continued payment of his base salary for the remainder of the term, (x) reimbursement of the cost of COBRA coverage for twelve months on a fully grossed-up tax neutral basis or, if earlier, until covered under another group health plan, (y) if the termination occurred prior to the first anniversary of a change in control, an amount equal to his then current base salary plus the higher of his highest annual bonus or his target bonus and (z) payment or reimbursement on a fully grossed-up tax neutral basis of reasonable costs (up to $50,000) associated with relocating him, his family and his household goods from Bermuda to his future principal residence. Under his amended employment agreement, in the event that we terminate Mr. Eleftheriou’s employment without cause or he terminates his employment with good reason during the term, subject to the same confidentiality, non-solicitation and non-compete provisions described above and the execution without revocation of a valid release agreement, Mr. Eleftheriou is entitled to receive the amounts provided for termination of his employment by the Company for cause as well as (x) continued payment of his base salary and all bonus payments for the remainder of the term, (y) reimbursement of the cost of COBRA coverage for twelve months on a fully grossed-up tax neutral basis or, if earlier, until covered under another group health plan and (z) payment or reimbursement on a fully grossed-up tax neutral basis of reasonable costs (up to $50,000) associated with relocating him, his family and his household goods from Bermuda to his future principal residence. In the event that Mr. Eleftheriou’s employment is terminated due to death or disability, as defined in the employment agreement, he (or his spouse, dependents or legal representatives) will be entitled to receive the same amounts he would have received had his employment been terminated by the Company without cause or by Mr. Eleftheriou for good reason. In addition to those amounts, prior to 2008, he (or his spouse, dependents or legal representatives) would have received a lump-sum payment of the prorated portion of target bonus for the year of termination due to death or disability and reimbursement of the cost of COBRA coverage for twelve months on a fully grossed-up tax neutral basis or, if earlier, until covered under another group health plan. Mr. Eleftheriou will not be subject to the non-compete provision in the employment agreement if (y) he terminates his employment for good reason or his employment is terminated by the Company without cause on or after April 1, 2009 or (z) he continues employment with the Company until March 31, 2010. In the event that Mr. Eleftheriou is unable to perform his duties without reasonable accommodation due to physical or mental illness or injury, in each calendar year prior to his employment termination due to disability, he is entitled to receive up to 90 days of full salary continuation. Under the terms of the employment agreement, Mr. Eleftheriou is entitled to an additional gross-up payment to make him whole for any excise tax, interest and penalties imposed by Section 4999 of the Code on payments deemed to be excess parachute payments under Section 280G of the Code and related to a change in control. However, the gross-up payment may not made if the value of all of the parachute payments determined under Section 280G of the Code are not more than 110% of the safe harbor amount determined with regard to Section 280G of the Code and reduction of Mr. Eleftheriou’s payments and benefits could reduce the parachute payments so that they do not exceed the safe harbor amount.
          The definitions of “disability” and “cause” under Mr. Eleftheriou’s employment agreement are substantially the same as the definitions discussed above under Mr. Zippel’s employment agreement, except that the Company’s Chief Administrative Officer is the person identified in clause (iv) of the definition of “cause”. For 2007, the definition of “good reason” under Mr. Eleftheriou’s employment agreement was substantially the same as the definition under Mr. Zippel’s employment agreement. Effective January 1, 2008, “good reason” is defined as, without the executive’s consent, (i) a material adverse change in the executive’s authority, responsibilities or duties, (ii) a reduction in the executive’s base salary or bonus opportunity or (iii) the Company’s material breach of the employment agreement; provided that a suspension of the executive and the requirement that the executive not report to work shall not constitute “good reason” if the executive continues to receive the compensation and benefits required by his employment agreement; further provided that the Company has thirty days after notice by the executive to cure a deficiency.
          Michael Baumstein
          In the event we terminate Mr. Baumstein’s employment for cause or he terminates his employment without good reason or due to death or disability (cause, good reason and disability as defined in the employment agreement), Mr. Baumstein is entitled to receive his accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the calendar year of employment termination, accrued but unused vacation time and any reimbursable expenses. In the event we terminate Mr. Baumstein’s employment without cause or he terminates his employment with good reason, subject to Mr. Baumstein’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 12 months following employment termination, the non-compete provisions lasting 12 months following employment termination by the Company and the execution without revocation of a valid release agreement, Mr. Baumstein is entitled to receive the above as well as (w) the pro rata portion of the bonus up to the date of termination relating to the calendar year of his termination, (x) if prior to May 7, 2009, an amount equal to two times the sum of (i) the highest base salary received by him with respect to any calendar year during the previous two calendar years of the term, and (ii) the highest bonus amount received by him with respect to any calendar year during the previous two calendar years of the term, payable monthly over 12 months, (y) if during any term after May 7, 2009, an amount equal to the sum of (i) the highest base salary received by him with respect to any calendar year during the previous two calendar years of the term(s), and (ii) the highest bonus amount received by him with respect to any calendar year during the previous two calendar years of the term(s), payable monthly over 12 months, and (z) reimbursement of the cost of COBRA coverage for nine months or, if earlier, until covered by another group health plan. Should Mr. Baumstein’s employment with the Company terminate following the Company’s decision not to renew the term, subject to Mr. Baumstein’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 12 months following employment termination, the non-compete provisions lasting 12 months following employment termination by the Company and the execution without revocation of a valid release agreement, he will be entitled to receive his accrued but unpaid base salary, the unpaid portion of his bonus, if any, relating to the calendar year prior to the calendar year of employment termination, accrued but unused vacation time, any reimbursable expenses and an amount equal to the sum of (i) his base salary and (ii) the highest bonus amount received by him with respect to any calendar year during the previous two calendar years of the term. Under the terms of the employment agreement, Mr. Baumstein is entitled to a gross-up payment to make him whole for any excise tax, interest and penalties imposed by Section 4999 of the Code on payments deemed to be excess parachute payments by reason of being contingent on a change in ownership or control under Section 280G of the Code. For purposes of determining the amount of this gross-up payment, Mr. Baumstein will be considered to pay (x) federal income taxes at the highest rate in effect in the year in which the gross-up payment will be made and (y) state and local income taxes at the highest rate in effect in the state or locality in which the gross-up payment would be subject to state or local tax, net of the maximum reduction in federal income tax that could be obtained from deduction of such state and local taxes. If, as determined under Section 280G of the Code, the value of all of the parachute payments do not exceed three times Mr. Baumstein’s base amount by more than $50,000, then those payments and benefits will be reduced to the minimum extent necessary so that no portion of the reduced payments and benefits constitute excess parachute payments.
          Under Mr. Baumstein’s employment agreement, “cause” means (i) commission of a felony by the executive, (ii) acts of dishonesty by the executive resulting or intending to result in personal gain or enrichment at the expense of the Company or its subsidiaries, (iii) the executive’s material breach of his obligations under his employment agreement, (iv) conduct by the executive in connection with his duties hereunder that is fraudulent, unlawful or grossly negligent, (v) engaging in personal conduct by the executive (including but not limited to employee harassment or discrimination, the use or possession at work of any illegal controlled substance) which seriously discredits or damages the Company or its subsidiaries, (vi) contravention of specific reasonable lawful material direction from the person or entity to whom the executive reports or continuing inattention to or continuing failure to adequately perform the material duties to be performed by the executive under the terms his employment agreement or (vii) breach of the confidentiality, non-solicitation and non-competition provision of the employment agreement before termination of employment; provided, that, the executive has a fifteen day cure period after notice by the Company, except with respect to clause (i). The definition of “disability” under Mr. Baumstein’s employment agreement is substantially the same as the definition discussed above under Mr. Zippel’s employment agreement. “Good reason” is defined in Mr. Baumstein’s employment agreement as, without his consent, (i) a material adverse reduction in the executive’s responsibilities or duties, (ii) a reduction in the executive’s base salary or bonus opportunity; provided that, the Company may at any time or from time to time amend, modify, suspend or terminate any bonus, incentive compensation or other benefit plan or program provided to the executive for any reason and without the executive’s consent if such modification, suspension or termination (x) is a result of the underperformance of the executive or the Company under its business plan, or (y) is consistent with an across the board reduction for all similar level executive employees of the Company, and, in each case, is undertaken in the Board’s reasonable business judgment acting in good faith and engaging in fair dealing with the executive, (iii) without the executive’s prior written consent, relocation of the executive’s location of work to any location that is in excess of 50 miles from the Company’s Charlotte, North Carolina office, or (iv) the Company’s material breach of the employment agreement; provided that a suspension of the executive and the requirement that the executive not report to work will not constitute “good reason” if the executive continues to receive the compensation and benefits required by his employment agreement; further provided that the Company has a thirty day cure period after notice by the executive.
          Jeffrey Delle Fave
          In the event that Mr. Delle Fave’s employment terminates other than by the Company for cause, as defined in the employment agreement, he will be entitled to receive (v) his accrued but unpaid base salary, (w) the unpaid portion of the bonus, if any, relating to the calendar year prior to the year of employment termination, (x) if the termination occurs during either of the calendar years ending December 31, 2007 or December 31, 2008, a pro rata portion of the 2007 bonus or 2008 bonus, as applicable through the date of termination, (y) the unpaid portion of the retention bonus scheduled to be paid to him in installments in 2007 and (z) any reimbursable expenses. In the event that we terminate Mr. Delle Fave for cause, he will be entitled to the above, except that he will not be entitled to receive a pro rata portion of the bonuses in clause (x) above. Mr. Dell Fave’s employment agreement contains an ongoing confidentiality provision as well as a non-solicitation provision lasting 24 months following employment termination and a non-compete provision lasting 24 months following his employment termination by the Company and upon violation, he is required to return any payment provided under clause (x) above, other than $100,000 of the 2007 bonus. Under the terms of the employment agreement, Mr. Delle Fave is entitled to a gross-up payment to make him whole for any excise tax, interest and penalties imposed by Section 4999 of the Code on payments deemed to be excess parachute payments by reason of being contingent on a change in ownership or control under

Section 280G of the Code. For purposes of determining the amount of this gross-up payment, Mr. Delle Fave will be considered to pay (i) federal income taxes at the highest rate in effect in the year in which the gross-up payment will be made and (ii) state and local income taxes at the highest rate in effect in the state or locality in which the gross-up payment would be subject to state or local tax, net of the maximum reduction in federal income tax that could be obtained from deduction of such state and local taxes. If, as determined under Section 280G of the Code, the value of all of the parachute payments do not exceed three times Mr. Delle Fave’s base amount by more than $50,000, then those payments and benefits will be reduced to the minimum extent necessary so that no portion of the reduced payments and benefits constitute excess parachute payments. The definition of “cause” under Mr. Delle Fave’s employment agreement is substantially the same as the definition discussed above under Mr. Baumstein’s employment agreement.
          Paul Goldean
          In the event that we terminate Mr. Goldean’s employment for cause or he terminates his employment without good reason (cause and good reason as defined in the employment agreement), Mr. Goldean is entitled to receive his accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the calendar year of employment termination, accrued but unused vacation time, any reimbursable expenses and the unpaid portion of the signing bonus. In the event that we terminate Mr. Goldean’s employment without cause, he terminates his employment with good reason, or the termination occurs due to death or disability (as defined in the employment agreement), subject to Mr. Goldean’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 12 months following employment termination, the non-compete provisions lasting 12 months following employment termination by the Company and the execution without revocation of a valid release agreement, Mr. Goldean is entitled to receive the above as well as (w) an amount equal to his base salary as of the date of termination, (x) continued payment of his base salary for the remainder of the term, (y) the pro rata portion of the bonus up to the date of termination relating to the calendar year of his termination based on the bonus awarded for the prior year, except that if he is terminated at anytime during the calendar years 2007 or 2008, he will receive the full 2007 or 2008 applicable bonus and (z) reimbursement of the employer portion of COBRA coverage for twelve months or, if earlier, until covered by another comparable group health plan. Should Mr. Goldean’s employment with the Company terminate following the Company’s decision not to renew the term, subject to Mr. Goldean’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 12 months following employment termination, the non-compete provisions lasting 12 months following employment termination by the Company and the execution without revocation of a valid release agreement, he will be entitled to receive (x) accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the calendar year of employment termination, accrued but unused vacation time, any reimbursable expenses and the unpaid portion of the signing bonus, (y) continued payment of his base salary as of the date of termination for a period of twelve months following the date of termination, and (z) reimbursement of the employer portion of COBRA coverage for twelve months or, if earlier, until covered by another comparable group health plan. Under the terms of the employment agreement, Mr. Goldean is entitled to a gross-up payment to make him whole for any excise tax, interest and penalties imposed by Section 4999 of the Code on payments deemed to be excess parachute payments by reason of being contingent on a change in ownership or control under Section 280G of the Code. For purposes of determining the amount of this gross-up payment, Mr. Goldean will be considered to pay (i) federal income taxes at the highest rate in effect in the year in which the gross-up payment will be made and (ii) state and local income taxes at the highest rate in effect in the state or locality in which the gross-up payment would be subject to state or local tax, net of the maximum reduction in federal income tax that could be obtained from deduction of such state and local taxes. If, as determined under Section 280G of the Code, the value of all of the parachute payments do not exceed three times Mr. Goldean’s base amount by more than $50,000, then those payments and benefits will be reduced to the minimum extent necessary so that no portion of the reduced payments and benefits constitute excess parachute payments.
          The definitions of “cause” and “disability” under Mr. Goldean’s employment agreement are substantially the same as the definitions discussed above under Mr. Baumstein’s employment agreement. “Good reason” is defined in Mr. Goldean’s employment agreement as, without his consent, (i) a material adverse reduction in the executive’s responsibilities or duties below a level consistent with the executive’s performance and skill level, as determined in good faith by the Board, (ii) a reduction in the executive’s base salary or bonus opportunity; provided that, the Company may at any time or from time to time amend, modify, suspend or terminate any bonus, incentive compensation or other benefit plan or program provided to the executive for any reason and without the executive’s consent if such modification, suspension or termination (x) is a result of the underperformance of the executive or the Company under its business plan, or (y) is consistent with an across the board reduction for all similar level executive employees of the Company, and, in each case, is undertaken in the Board’s reasonable business judgment acting in good faith and engaging in fair dealing with the executive, (iii) a material change in the geographic location at which the executive provide services from the Charlotte, North Carolina metropolitan area, (iv) a material diminution in the budget over which the executive retains authority, or (v) the Company’s material breach of the employment agreement; provided that the Company has a thirty day cure period after notice by the executive.
          Duncan Hayward
          Under the terms of Mr. Hayward’s employment agreement, both he and the Company are required to provide the other with six months notice to terminate employment. However, the Company may pay Mr. Hayward six months salary in lieu of notice and the Company may also terminate Mr. Hayward’s employment for cause without notice. The Company reserves the right to terminate Mr. Hayward’s employment without notice or salary in lieu of notice in appropriate circumstances, including, but not limited to, situations of gross misconduct, gross incompetence and/or gross negligence. If there is a significant and fundamental reduction in Mr. Hayward’s job requirements or responsibilities that is not attributable to Mr. Hayward’s performance or conduct, he may be entitled to a redundancy package based on a maximum of 12 months salary, plus the tax and national insurance associated with this payment. Under the employment agreement, Mr. Hayward is subject to a continuous confidentiality provision, as well as non-compete and non-solicitation provisions for 6 months following termination of his employment.
          David Howell
          In the event we terminate Mr. Howell’s employment for cause or he terminates his employment without good reason or due to death or disability (cause, good reason and disability as defined in the employment agreement), Mr. Howell is entitled to receive his accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the calendar year of employment termination, accrued but unused vacation time and any reimbursable expenses. In the event we terminate Mr. Howell’s employment without cause or he terminates his employment with good reason, subject to Mr. Howell’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 6 months following employment termination, the non-compete provisions lasting 6 months following employment termination by the Company and the execution without revocation of a valid release agreement, Mr. Howell is entitled to receive the above as well as (x) the pro rata portion of the bonus up to the date of termination relating to the calendar year of his termination, (y) if prior to May 7, 2009, an amount equal to three times the sum of (i) the highest base salary received by him with respect to any calendar year during the previous two calendar years of the term, and (ii) the highest bonus amount received by him with respect to any calendar year during the previous two calendar years of the term and (z) if during the term and on or after May 7, 2009, an amount equal to the sum of (i) the highest base salary received by him with respect to any calendar year during the previous two calendar years of the term(s), and (ii) the highest bonus amount received by him with respect to any calendar year during the previous two calendar years of the term(s). Should Mr. Howell’s employment with the Company terminate following the Company’s decision not to renew the term, subject to Mr. Howell’s compliance with the ongoing confidentiality provision as well as the non-solicitation provision lasting 6 months following employment termination, the non-compete provisions lasting 6 months following employment termination by the Company and the execution without revocation of a valid release agreement, he will be entitled to receive his accrued but unpaid base salary, the unpaid portion of the bonus, if any, relating to the calendar year prior to the calendar year of employment termination, accrued but unused vacation time and any reimbursable expenses and an amount equal to the sum of (i) his base salary, and (ii) the highest bonus amount received by him with respect to any calendar year during the previous two calendar years of the term. The definitions of “cause” and “good reason” under Mr. Howell’s employment agreement are substantially the same as the definitions discussed above under Mr. Baumstein’s employment agreement, except that gross misconduct by the executive is included in the definition of “cause” and the Company’s office in London, U.K. is substituted for the office in Charlotte, North Carolina in clause (iii) of the “good reason” definition.
          Following the 2007 New Capital Transaction, Messrs. McCormick, Miller and Wagner elected to terminate their employment with us. The following are the material terms of the severance arrangements executed by these Named Executive Officers, who terminated employment with us in 2007:

          Dean Miller
          Pursuant to Mr. Miller’s separation agreement, and conditioned upon execution without revocation of a valid release agreement, we paid Mr. Miller $1,000,000, in satisfaction of all of the Company’s compensation and benefit obligations under Mr. Miller’s employment agreement. In turn, the Company provided a limited release to Mr. Miller. As part of the separation agreement, Mr. Miller is subject to a continuous confidentiality provision, as well as non-compete and non-solicitation provisions for one year following his employment termination. Mr. Miller’s separation agreement specifically states that Mr. Miller’s employment as Senior Vice President and Deputy Chief Financial Officer of AIG Life and Retirement Services will not violate the non-compete provisions of the separation agreement. Pursuant to Company policy, we also paid Mr. Miller $60,285 for accrued and unused vacation time.
          Hugh McCormick
          Pursuant to Mr. McCormick’s separation agreement and in accordance with the terms of his employment agreement, we provided the following lump sum cash payments to Mr. McCormick in 2007: (i) $2,400,000, which represented his guaranteed compensation upon his termination of employment for good reason in connection with a change in control, (ii) $28,406, which covered the cost of converting his basic life insurance coverage and 18 months of supplemental life insurance, (iii) $6,180, which represented Mr. McCormick’s prior participation in the Company’s ExecUCare Plan, (iv) $82,292, which represented Mr. McCormick’s pro-rated incentive bonus for 2007, (v) $58,653, which represented Mr. McCormick’s accrued and unused vacation time, and (vi) $87,965, which represented additional settlement of restricted shares originally granted on February 1, 2005. Mr. McCormick’s severance payments were subject to execution without revocation of a valid release agreement and, in turn, the Company provided a limited release to Mr. McCormick.
          Further, under the terms of his separation agreement, we will also make COBRA payments for Mr. McCormick through November 30, 2008 which we estimate will cost $15,430; however, such payments will terminate if he becomes covered under another group health plan. In addition, Mr. McCormick was entitled to reimbursement for all reimbursable business expenses incurred through the date of termination as well as normal contributions to the Company’s 401(k) plan and deferred compensation plans based upon compensation paid to Mr. McCormick through the date of his employment termination and the Company covered the fees and expenses of an accounting firm to determine the tax gross-up payment. Mr. McCormick is subject to a continuous confidentiality provision, as well as non-compete and non-solicitation provisions for one year following his employment termination.
          Cliff Wagner
          Pursuant to Mr. Wagner’s separation agreement and in accordance with the terms of his employment agreement, we provided the following lump sum cash payments to Mr. Wagner: (i) $2,715,000, which represented his guaranteed compensation upon his termination of employment for good reason in connection with a change in control, (ii) $14,433, which represented the cost of medical coverage on a grossed-up basis, for six months following the COBRA payment period described below, (iii) $22,883, which represented Mr. Wagner’s prior participation in the Company’s ExecUCare Plan on a grossed up basis, (iv) $102,066, which represented Mr. Wagner’s pro-rated incentive bonus for 2007, (v) $61,304, which represented Mr. Wagner’s accrued and unused vacation time and (vi) $1,351,566, which represented the tax gross-up payment on excess parachute payments pursuant to Section 4999 of the Code. Mr. Wagner’s severance payments were subject to execution without revocation of a valid release agreement and, in turn, the Company provided a limited release to Mr. Wagner.
          We will make COBRA payments for Mr. Wagner for 18 months following his termination of employment, which we estimate will cost $12,929; however, such payments will terminate if he becomes covered under another group health plan. In addition, Mr. Wagner was entitled to reimbursement for all reimbursable business expenses incurred through the date of termination as well as normal contributions to the Company’s 401(k) plan and deferred compensation plans based upon compensation paid to Mr. Wagner through the date of his employment termination and the Company covered the fees and expenses of an accounting firm to determine the tax gross-up payment. Mr. Wagner is subject to a continuous confidentiality provision, as well as non-compete and non-solicitation provisions for one year following his employment termination.

DIRECTOR COMPENSATION FOR FISCAL YEAR 2007
          Directors who are also our employees are not paid any fees or additional compensation for services as members of our Board or any committee thereof. In 2007, current non-employee directors received cash in the amount of $65,000 per annum (paid in a lump sum in July), $3,000 per Board or committee meeting attended in person (except as described below), $1,000 per Board or committee meeting attended via teleconference if the meeting lasted an hour or more and $500 per Board or committee meeting attended via teleconference if the meeting lasted less than an hour. The chairman of the Board, Jonathan Bloomer and the chairman of the Audit Committee, James Butler, each received a fee of $5,000 per committee meeting attended in person and the chairman of the other committees, Larry Port (Corporate Governance), Chris Brody (Compensation), and Robert Joyal (Investments), each received a fee of $3,500 per committee meeting. Each non-employee director who was a member of the Board on July 18, 2007, was granted on that date an award of 225,000 Time-Based Options under the 2007 Plan that fully vested on the date of grant. On January 21, 2008, the Board established a Special Committee to consider the strategic alternatives that might be available to the Company. The Board named James Butler, James Chapman and George Zippel to the Special Committee. As non-employee members of the Special Committee, Messrs. Butler and Chapman each received a flat fee of $75,000 plus a monthly fee of $25,000 for the period beginning on March 1, 2008 and ending on June 30, 2008, as compensation for their service. Mr. Zippel did not receive any additional compensation for his service in this capacity. On March 7, 2008, Mr. Zippel resigned from the Special Committee.
          The following table shows for each of our non-officer directors the compensation earned for the fiscal year ended December 31, 2007.

	Fees Earned or	Option	All Other
Name	Paid in Cash	Awards(1)	Compensation	Total
Jonathan Bloomer(2)(3)	$77,000	$650,295	$—	$727,295
Chris Brody(2)(3)(8)	$86,500	$650,295	$—	$736,795
James Butler(2)(3)	$89,000	$650,295	$—	$739,295
James Chapman(2)(3)	$91,000	$650,295	$—	$741,295
Thomas Finke(2)(3)	$72,500	$650,295	$—	$722,795
Seth Gardner(4)	$—	$—	$—	$—
Jeffrey Hughes(2)(3)	$92,500	$650,295	$—	$742,795
Robert Joyal(2)(3)	$98,000	$650,295	$—	$748,295
Larry Port(2)(3)	$86,500	$650,295	$—	$736,795
Michael Rollings(2)(3)	$70,000	$650,295	$—	$720,295
Lenard Tessler(2)(3)(6)	$73,000	$650,295	$—	$723,295
Raymond Wechsler (7)	$—	$—	$—	$—
Michael Austin(5)	$16,500	$—	$—	$16,500
Bill Caulfeild-Browne(5)	$15,500	$—	$—	$15,500
Robert M. Chmely(5)	$19,500	$—	$—	$19,500
Jean Claude Damerval(5)	$6,000	$—	$—	$6,000
Michael French(5)	$44,000	$—	$—	$44,000
Lord Norman Lamont(5)	$19,500	$—	$—	$19,500
Hazel O’Leary(5)	$15,000	$—	$—	$15,000
Glenn Schafer(5)	$43,000	$—	$—	$43,000

(1)	Represents the compensation cost of outstanding option awards for financial reporting purposes for the year under SFAS 123(R) without regard to forfeiture assumptions. See Note 13 “Employee Benefit Plans” in the Notes to Consolidated Financial Statements for the assumptions made in the valuation of our option awards.

(2)	Options were non-qualified stock options granted on July 18, 2007 under the 2007 Plan. The grant date fair value of each option award was $650,295, calculated by multiplying the 225,000 options awarded by $2.8902.

(3)	Elected to the Board effective May 7, 2007.

(4)	Elected to the Board effective January 29, 2008.

(5)	Resigned from the Board effective May 7, 2007.

(6)	Resigned from the Board effective January 29, 2008.

(7)	Elected to the Board effective May 30, 2008.

(8)	Resigned from the Board effective May 30, 2008.
     The following table shows for each non-officer director: (i) total outstanding options as of December 31, 2007 and (ii) total cash value of the options as of December 31, 2007. All options are fully exercisable as of December 31, 2007.

	Outstanding
	Options	Weighted	Total Cash
	Exercisable for	Average	Value
Name	Ordinary Shares	Exercise Price	of Options
Jonathan Bloomer	225,000	$4.76	$—
Chris Brody	225,000	$4.76	$—
James Butler	225,000	$4.76	$—
James Chapman	225,000	$4.76	$—
Thomas Finke	225,000	$4.76	$—
Seth Gardner	—	$—	$—
Jeffrey Hughes	225,000	$4.76	$—
Robert Joyal	225,000	$4.76	$—
Larry Port	225,000	$4.76	$—
Michael Rollings	225,000	$4.76	$—
Lenard Tessler	225,000	$4.76	$—
Raymond Wechsler	—	$—	$—
Michael Austin	22,000	$15.80	$—
Bill Caulfeild-Browne	22,000	$15.80	$—
Robert M. Chmely	22,000	$15.80	$—
Jean Claude Damerval	10,000	$22.55	$—
Michael French	401,667	$16.52	$—
Lord Norman Lamont	14,750	$19.29	$—
Hazel O’Leary	18,000	$16.31	$—
Glenn Schafer	26,000	$21.36	$—
Compensation Committee Interlocks and Insider Participation
          During fiscal year 2007, the Compensation Committee had responsibility for our executive compensation practices and policies. No officer or employee of the Company or its subsidiaries is a member of the Compensation Committee. On May 7, 2007, each of the existing members of the Compensation Committee resigned from their position (other than Mr. Hughes) and a new Compensation Committee was established. Thereafter, all compensation decisions were made by the new Compensation Committee.
Compensation Committee Report
          The Compensation Committee of the Company has reviewed and discussed the Compensation Discussion and Analysis with management and, based on such review and discussions, the Compensation Committee has recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Form 10-K.
COMPENSATION COMMITTEE
Larry Port (Chairman)
Jeffrey Hughes
Raymond Wechsler

Item 12:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
          The following table sets forth the beneficial ownership of the ordinary shares of the Company by all persons who beneficially own 5% or more of the ordinary shares, by each director and named executive officer and by all directors, director nominees and executive officers as a group as of June 24, 2008.

	Amount of
	Ordinary Shares		Percent
Name and Address of Beneficial Owners(1)	Beneficial Ownership		of Class
Investor Group	150,000,000	(2)	68.7%
CMBP II (Cayman) Ltd.	9,330,510	(3)	13.6	%(4)
Richard M. Rieder	8,933,747	(5)	13.1	%(4)
Brandes Investment Partners, L.P.	8,457,246	(6)	12.4	%(4)

Directors
Jonathan Bloomer	225,000	(7)	*
Christopher Brody	225,000	(7)	*
James Butler	233,000	(8)	*
James Chapman	225,000	(7)	*
Thomas Finke	225,000	(7)	*
Seth Gardner	225,000	(7)	*
Jeffrey Hughes	225,000	(7)	*
Robert Joyal	325,000	(8)	*
Larry Port	225,000	(7)	*
Michael Rollings	225,000	(7)	*
George Zippel	255,000	(9)	*

Named Executive Officers
Terry Eleftheriou	80,000		*
Michael Baumstein	62,310		*
Jeffrey Delle Fave	55,088		*
Paul Goldean	158,640		*
Duncan Hayward	23,750		*
David Howell	28,640		*
Hugh McCormick(10)	—		*
Dean Miller(11)	—		*
Cliff Wagner(12)	—		*
All directors, director nominees and executive
officers as a group (nineteen persons)	3,052,192		4.3%

*	Less than 1%

(1)	Except as otherwise indicated, the address for each beneficial owner is c/o Scottish Re Group Limited, P.O. Box HM 2939, Crown House, Second Floor, 4 Par-la-Ville Road, Hamilton, HM 08, Bermuda.

(2)	The Investors each purchased 500,000 shares of the Company’s newly issued convertible cumulative participating preferred stock (the “Convertible Shares”) pursuant to the terms of the SPA. Such 500,000 Convertible Shares may be converted into 75,000,000 ordinary shares, or an aggregate 150,000,000 ordinary shares between both Investors, at any time, and will automatically convert on the ninth anniversary of the issue date if not previously converted, subject to certain adjustments. On January 4, 2007, SRGL Acquisition, LLC assigned its rights and obligations under the SPA to SRGL LDC, an affiliate of Cerberus. Pursuant to the Assignment and Assumption Agreements dated as of June 5, 2007 between MassMutual Capital and each of the Funds, MassMutual Capital assigned its Convertible Shares to the Funds.

The sole general partner of each of the Funds is Benton Street Advisors, Inc., an indirect wholly-owned subsidiary of Massachusetts Mutual Life Insurance Company. On June 5, 2007, the Investors and the Funds entered into the Amended and Restated Investors Agreement in order to reallocate voting and governance rights and obligations of MassMutual Capital to and among the Funds. Pursuant to the Amended and Restated Investors Agreement, the Investors and the Funds agreed, among other things, to: (i) certain restrictions on the transfer of Convertible Shares, (ii) certain voting provisions with respect to the ordinary shares, (iii) the election of a certain number of directors to the Company’s Board and (iv) a third party sale process. Because of the Amended and Restated Investors Agreement, for the purposes of Section 13(d)(3) of the Exchange Act, Massachusetts Mutual Life Insurance Company and the Funds are deemed to be members of a group with SRGL LDC and, therefore, the beneficial owners of the securities of the Company beneficially owned by SRGL LDC. On June 5, 2007, SRGL LDC subscribed for and purchased limited partnership interests in Benton Street Partners III, L.P., pursuant to a Subscription Agreement dated as of June 5, 2007 by and between Benton Street Partners III, L.P. and SRGL LDC. Benton Street Partners III, L.P. holds 134,667 Convertible Shares. Stephen Feinberg, directly or through one or more intermediate entities, possesses the sole power to vote and the sole power to direct the disposition of all securities of the Company held directly by Cerberus. In addition, pursuant to an Amended and Restated Limited Partnership Agreement dated as of June 5, 2007 by and among Benton Street Advisors, Inc., MassMutual Capital and SRGL LDC, SRGL LDC shares certain rights over the voting and disposition of securities of the Company held by Benton Street Partners III, L.P. Mr. Feinberg, directly or through one or more intermediate entities, exercises such rights held by SRGL LDC. Because SRGL LDC holds 500,000 Convertible Shares and exercises certain rights over the voting and disposition of 134,667 Convertible Shares, which Convertible Shares, in the aggregate, may be converted into 95,200,050 ordinary shares, Mr. Feinberg is deemed to beneficially own 95,200,050 ordinary shares, or 58.3% of the ordinary shares deemed issued and outstanding as of June 5, 2007. In addition, because of the Amended and Restated Investors Agreement, Mr. Feinberg is deemed to beneficially own the 365,333 Convertible Shares, which may be converted into 54,799,950 ordinary shares, beneficially owned by Massachusetts Mutual Life Insurance Company. The Investor Group beneficially owns 150,000,000 ordinary shares, or 68.7% of the ordinary shares deemed issued and outstanding as of that date. The address for Massachusetts Mutual Life Insurance Company is 1295 State Street, Springfield, Massachusetts 01111. The address for Stephen Feinberg is 299 Park Avenue, 22nd Floor, New York, New York 10171.

(3)	Based on a Schedule 13D filed by CMBP II (Cayman) Ltd. with the Securities and Exchange Commission on November 26, 2006, as a joint filer with Cypress Associates II (Cayman) L.P., Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-by-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. The address of the joint filers is Cypress Associates II (Cayman) L.P., c/o The Cypress Group L.L.C., 65 East 55th Street, 28th Floor, New York, New York 10022.

(4)	Equals the percentage of the issued and outstanding ordinary shares of the Company. Beneficial ownership would be less than 5% taking into account the conversion of the Convertible Shares.

(5)	Based on a Form 4 filed by Richard M. Rieder with the Securities and Exchange Commission on June 9, 2008. R3 Capital Partners Master, L.P. (the “R3 Fund”), an investment fund, R3 Capital GenPar MGP, Ltd. (“R3 MGP”), the general partner of the R3 Master, R3 Capital Principal Investors GenPar, LLC (“R3 Principal”), the sole voting shareholder of R3 MGP, and Richard M. Rieder, the managing member of R3 Principal. The principal business address is 1271 Avenue of the Americas, New York, New York 10020.

(6)	Based on a Schedule 13G filed by Brandes Investment Partners, L.P. with the Securities and Exchange Commission on February 14, 2008, as a joint filer with Brandes Investment Partners, Inc., Brandes Worldwide Holdings, L.P., Charles H. Brandes, Glenn R. Carlson and Jeffrey A. Busby. The address of the joint filers is 11988 El Camino Real, Suite 500, San Diego, CA 92130.

(7)	Represents ordinary shares of the Company subject to immediately exercisable options.

(8)	Includes 225,000 ordinary shares of the Company subject to immediately exercisable options.

(9)	Includes 150,000 ordinary shares of the Company subject to immediately exercisable options. 105,000 ordinary shares are held in the Suzanne E. Schuerman Revocable Trust of which Mr. Zippel jointly controls and for which Mr. Zippel is the sole beneficiary.

(10)	Mr. McCormick is no longer an employee of the Company. Share ownership is based on the best information available to us.

(11)	Mr. Miller is no longer an employee of the Company. Share ownership is based on the best information available to us.

(12)	Mr. Wagner is no longer an employee of the Company. Share ownership is based on the best information available to us.

Item 13: CERTAIN RELATIONSHIPS, RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
          As of May 7, 2007, as a result of the closing of the transactions contemplated by the Securities Purchase Agreement, the Investors now hold securities representing approximately 68.7% of the voting power of all of our shareholders, and hold the right to nominate two thirds of our directors for election to the board. Pursuant to this right, Jonathan Bloomer, Christopher S. Brody, James J. Butler, James N. Chapman, Thomas Finke, Robert Joyal, Larry Port, Michael Rollings and Lenard B. Tessler were elected to the Board for terms ending in 2008. Mr. Bloomer is a partner of Cerberus European Capital Advisors, Mr. Tessler is a Managing Director of Cerberus and until May 30, 2008 Chris Brody was also a Managing Director of Cerberus. Mr. Rollings is currently Executive Vice President and Chief Financial Officer of MassMutual. Mr. Joyal is a trustee of each of MassMutual Corporate Investors and MassMutual Participation Investors and a director of MassMutual Select Funds and the MML Series Investment Fund. Mr. Finke is currently President and Managing Director of Babson Capital Management LLC, a MassMutual subsidiary. Mr. Port is President and Managing Director of MassMutual Capital and is responsible for MassMutual’s worldwide corporate development activity and private equity group.
          Seth Gardner was elected by the Board to serve as a director in January 2008 to fill a vacancy created by the resignation of Lenard Tessler. Mr. Gardner is a Managing Director and Associate General Counsel at Cerberus. Raymond Wechsler was appointed to the Board in May 2008 to fill a vacancy created by the resignation of Christopher Brody. Mr. Wechsler is presently Managing Director of Cerberus Operations and Advisory Company.
          On March 9, 2007, SALIC, the Company and each of our subsidiaries listed as a guarantor on the signature pages thereto entered into a term agreement (the ‘‘Term Loan Agreement’’) with Ableco Finance LLC, an affiliate of Cerberus, and MassMutual. The Term Loan Agreement was terminated effective May 7, 2007 in connection with the consummation of the transactions contemplated by the Securities Purchase Agreement. We paid fees totaling $2.6 million to Ableco Finance LLC, for this interim term loan facility.
          We incurred $0.2 million for Board of Director fees payable to Babson Capital Management LLC, a subsidiary of MassMutual Capital for the year ended December 31, 2007. We also incurred $0.2 million for consulting fees payable to Cerberus and $0.1 million for investment management fee expenses related to the management of our Clearwater Re assets payable to Babson Capital Management LLC for the year ended December 31, 2007.
          For so long as the Cypress Entities in the aggregate beneficially own at least 2.5% of our outstanding voting shares on a fully diluted basis, they will be entitled to designate at least one individual for election to the Board. The Cypress Entities own collectively 4.3% and 15.4% of our outstanding voting shares on a fully diluted basis as at December 31, 2007 and 2006, respectively.
          Included in Other Investments are $7.1 million and $10.0 million at December 31, 2007 and 2006, respectively for Investment in Cypress Sharpridge Investments, Inc., which is an affiliate of the Cypress Entities. We reduced the carrying value of our holdings in Cypress Sharpridge Investments, Inc. from $10.0 million to $7.1 million at December 31, 2007, based on the application of the equity method for investments, which requires us to recognize our proportionate share of net income (loss) less dividends received. The impact to net income was $2.9 million. During the year ended December 31, 2007 and 2006, we received $1.0 million and $0.7 million in dividend income from our investment in Cypress Sharpridge.
          Residential Funding, a subsidiary of Cerberus, provided broker quotes to one of our investment managers, JP Morgan Asset Management during the year ended December 31, 2007. Lehman Brothers Holdings Inc., who owns 4.0% of our voting interests at December 31, 2007 provided broker quotes to our investment managers, Asset Allocation & Management, General Re — New England Asset Management, Inc., Wellington Management and JP Morgan Asset Management during the year ended December 31, 2007.
          In 2006, one of our Board of Directors also served on the Board of Montpelier Re Holdings Ltd. to whom we paid $0.5 million to Montpelier Re for fixed assets in the relocation of the Bermuda office.

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
          The Investors will be restricted from entering into affiliate transactions with us without the approval of non-management directors who are not affiliated with the Investors, or the approval of a majority of holders of our ordinary shares (excluding any shares held by the Investors), subject to an exception for certain transactions entered into in the ordinary course of business on terms that are no less favorable to us than those that could have been obtained in a comparable transaction by us with an unrelated person.
Item 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES
          The following is a description of the fees billed to the Company by Ernst & Young LLP during the years ended December 31, 2006 and December 31, 2007:
          Audit Fees. Audit fees include fees paid in connection with the annual audit of our financial statements and internal control, audits of subsidiary financial statements and review of interim financial statements, including Form 10-Q. Audit fees also include fees for services that are closely related to the audit and in many cases could only be provided by our independent registered public accounting firm. Such services include comfort letters and consents related to Securities and Exchange Commission registration statements and other capital markets transactions. The aggregate fees billed to us by Ernst & Young LLP for audit services for the years ended December 31, 2006 and December 31, 2007 totaled approximately $6,951,000 and $8,979,800, respectively.
          Audit-Related Fees. Fees for audit related services include due diligence services related to mergers and acquisitions and accounting consultations. The aggregate fees billed to us by Ernst & Young LLP for audit related services for the years ended December 31, 2006 and December 31, 2007 totaled approximately $27,000 and $32,000, respectively. The fees for 2006 and 2007 were comprised of fees for due diligence services for corporate transactions contemplated by the Company in 2006, 2007 and beyond.
          Tax Fees. Tax fees include corporate tax compliance, counsel and advisory services, and tax planning. The aggregate fees billed to us by Ernst & Young LLP for tax related services for the years ended December 31, 2006 and December 31, 2007 totaled approximately $772,987 and $385,823, respectively. The fees for 2006 and 2007 were comprised of fees for corporate tax compliance, counsel and advisory services, tax planning and adoption of FIN 48.
          All Other Fees. Fees billed to us by Ernst & Young LLP for all non-audit services rendered to us during the years ended December 31, 2006 and December 31, 2007 totaled approximately $15,476 and $10,000, respectively. The fees for 2006 and 2007 were comprised of fees for seminars and online research access.
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

PART IV
Item 15: EXHIBITS, FINANCIAL STATEMENT SCHEDULES
(a) Consolidated Financial Statements, Financial Statement Schedules and Exhibits
All other schedules are omitted because they are either not applicable or the required information is included in the Consolidated Financial Statements or Notes thereto appearing elsewhere.

3.	Exhibits

3.1	Memorandum of Association of Scottish Re Group Limited. (24)

3.2	Articles of Association of Scottish Re Group Limited. (24)

4.1	Specimen Ordinary Share Certificate (incorporated herein by reference to Exhibit 4.1 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

4.2	Form of Amended and Restated Class A Warrant (incorporated herein by reference to Exhibit 4.2 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

4.3	Form of Securities Purchase Agreement for the Class A Warrants (incorporated herein by reference to Exhibit 4.4 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

4.4	Form of Securities Purchase Agreement between Scottish Re Group Limited and the Shareholder Investors (incorporated herein by reference to Exhibit 4.10 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

4.5	Form of Securities Purchase Agreement between Scottish Re Group Limited and the Non-Shareholder Investors (incorporated herein by reference to Exhibit 4.12 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

4.6	Certificate of Designations of Convertible Preferred Shares of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (10)

4.7	Certificate of Designations of Scottish Re Group Limited’s Non-Cumulative Perpetual Preferred Shares, dated June 28, 2005 (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (16)

4.8	Specimen Stock Certificate for the Company’s Non-Cumulative Perpetual Preferred Shares (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (16)

10.1	Second Amended and Restated 1998 Stock Option Plan effective October 22, 1998 (incorporated herein by reference to Exhibit 10.3 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)(25)

10.2	Form of Stock Option Agreement in connection with 1998 Stock Option Plan (incorporated herein by reference to Exhibit 10.4 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)(25)

10.3	Investment Management Agreement, dated October 22, 1998, between Scottish Re Group Limited and General Re-New England Asset Management, Inc. (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

10.4	Form of Omnibus Registration Rights Agreement (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited’s Registration Statement on Form S-1). (1)

10.5	1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.14 to Scottish Re Group Limited’s 1999 Annual Report on Form 10-K). (2)(25)

10.6	Form of Stock Options Agreement in connection with 1999 Stock Option Plan (incorporated herein by reference to Exhibit 10.15 to Scottish Re Group Limited’s 1999 Annual Report on Form 10-K). (2)(25)

10.7	2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited’s 2001 Annual Report on Form 10-K). (4)(25)

10.8	Form of Nonqualified Stock Option Agreement in connection with 2001 Stock Option Plan (incorporated herein by reference to Exhibit 10.17 to Scottish Re Group Limited’s 2001 Annual Report on Form 10-K). (4)(25)

10.9	Form of Indemnification Agreement between Scottish Re Group Limited and each of its directors and officers (incorporated by reference to Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A for the period ended September 30, 2002). (8)(25)

10.10	Employment Agreement dated June 1, 2002 between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ended March 31, 2004). (14)(25)

10.11	Indenture, dated November 22, 2002, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited’s Registration Statement on Form S-3). (9)

10.12	Registration Rights Agreement, dated November 22, 2002, by and among Scottish Re Group Limited and Bear Stearns & Co. and Putnam Lovell Securities Inc. (incorporated herein by reference to Scottish Re Group Limited’s Registration Statement on Form S-3). (9)

10.13	Stock Purchase Agreement, dated as of October 24, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (11)

10.14	Tax Matters Agreement, dated as of January 22, 2003, by and among Scottish Re Group Limited, Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (11)

10.15	Transition Services Agreement, dated as of January 22, 2003, by and among Scottish Holdings, Inc. and Employers Reinsurance Corporation (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (11)

10.16	Asset Purchase Agreement, dated as of October 17, 2004, by and among Security Life of Denver Insurance Company, Security Life of Denver International Limited, ING America Insurance Holdings, Inc. (for purposes of Section 11.11), Scottish Re Group Limited, Scottish Re (U.S.), Inc., Scottish Annuity & Life Insurance Company (Cayman) Ltd. (for purposes of Section 5.26) and Scottish Re Life Corporation (for purposes of Section 5.24) (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)

10.17	Securities Purchase Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (including form of Subordinated Note, Class C Warrant, Shareholders’ Agreement and Amendments to Articles of Association) (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)

10.18	Form of Voting Agreement, by and among Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P., Scottish Re Group Limited and, respectively, each director and each officer of Scottish Re Group Limited (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)

10.19	Voting Agreement, dated as of October 15, 2004, by and among Scottish Re Group Limited, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. and Pacific Life Insurance Company (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)

10.20	Letter Agreement, dated as of October 17, 2004, by and among Scottish Re Group Limited and Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant Banking II-A C.V., 55th Street Partners II (Cayman) L.P. and Cypress Side-by-Side (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (15)

10.21	First Supplemental Indenture, dated as of October 26, 2004, between Scottish Re Group Limited and The Bank of New York (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K, filed with the Securities and Exchange Commission on October 29, 2004).

10.22	Administrative Services Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company and Security Life of Denver International Limited and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.23	Coinsurance Agreement dated December 31, 2004 between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.24	Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.25	Retrocession Agreement, dated December 31, 2004, between Scottish Re (U.S.), Inc. and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.26	Retrocession Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited and Security Life of Denver Insurance Company (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.27	Reserve Trust Agreement, dated as of December 31, 2004, between Scottish Re (U.S.) Inc., as Grantor, and Security Life of Denver Insurance Company, as Beneficiary, and The Bank of New York, as Trustee, and

The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.28	Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re (U.S.), Inc., as Grantor, Security Life of Denver Insurance Company, as Beneficiary, The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.29	Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.30	Coinsurance/Modified Coinsurance Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.31	Coinsurance Funds Withheld Agreement, dated December 31, 2004, between Security Life of Denver International Limited and Scottish Re Life (Bermuda) Limited (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.32	Reserve Trust Agreement, dated December 31, 2004, between Scottish Re Life (Bermuda) Limited, as Grantor, and Security Life of Denver International Limited, as Beneficiary. The Bank of New York, as Trustee, and The Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.33	Security Trust Agreement, dated as of December 31, 2004, by and among Scottish Re Life (Bermuda) Limited, as Grantor, Security Life of Denver International Limited, as Beneficiary, The Bank of New York, as Trustee, and the Bank of New York, as Securities Intermediary (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.34	Technology Transfer and License Agreement, dated as of December 31, 2004, between Security Life of Denver Insurance Company, ING North America Insurance Corporation and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s 2004 Annual Report on Form 10-K). (20)

10.35	Transition and Integration Services Agreement, dated December 31, 2004, between Security Life of Denver Insurance Company and Scottish Re (U.S.), Inc. (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (19)

10.36	Form of Remarketing Agreement, between the Company and Lehman Brothers, Inc., as Remarketing Agent (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (16)

10.37	Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Proxy Statement filed with the Securities and Exchange Commission on April 1, 2004). (24)

10.38	Amendment No. 1 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (25)

10.39	Amendment No. 2 to Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (25)

10.40	Form of Management Stock Option Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (25)

10.41	Form of Management Performance Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (25)

10.42	Form of Management Restricted Share Unit Agreement under the Scottish Re Group Limited 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (18) (25)

10.43	Letter of Credit Agreement, dated as of August 18, 2005, among Scottish Re (Dublin) Limited, as Borrower, Scottish Annuity & Life Insurance Company (Cayman) Ltd., as Guarantor, Bank of America, N.A., as Administrative Agent and L/C Issuer, and the Other Lenders Party Hereto, and Bank of America Securities LLC, as Sole Lead Arranger and Sole Book Manager (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (21)

10.44	Amendment to Employment Agreement, dated as of October 29, 2006, between Scottish Re Group Limited and Paul Goldean (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on November 2, 2006). (25)

10.45	Securities Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LLC (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (22)

10.46	Form of Registration Rights and Shareholders Agreement (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (22)

10.47	Voting Agreement, dated as of November 26, 2006, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC, SRGL Acquisition, LLC, Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (22)

10.48	First Amendment to Asset Purchase Agreement, dated as of November 26, 2006, by and among Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Security Life of Denver Insurance Company and Security Life of Denver International Limited (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (22)

10.49	Letter Agreement, dated as of November 30, 2006, by and among Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (23)

10.50	Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Annuity & Life Insurance Company (Cayman) Ltd. and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (23)

10.51	Standby Letter of Credit Application and Agreement, dated as of November 30, 2006, by and between Scottish Re Limited and Comerica Bank (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K). (23)

10.52	Amendment No. 2 to Securities Purchase Agreement, dated as of February 20, 2007, by and among Scottish Re Group Limited, MassMutual Capital Partners LLC and SRGL Acquisition, LDC (incorporated herein by reference to Scottish Re Group Limited’s Current Report on Form 8-K which was filed with the Securities and Exchange Commission on February 21, 2007).

10.53	Amendment Three to the 2004 Equity Incentive Compensation Plan (incorporated herein by reference to Scottish Re Group Limited’s 2006 Annual Report on Form 10-K filed with the Securities and Exchange Commission on March 1, 2007). (25)

10.54	Scottish Re Group Limited 2007 Stock Option Plan (incorporated herein by reference to Scottish Re Group Limited’s Proxy Statement filed with the Securities and Exchange Commission on June 22, 2007). (25)

10.55	Employment Agreement dated May 30, 2006 between Scottish Re Holdings Limited and Duncan Hayward. (24)(25)

10.56	Employment Agreement dated June 28, 2007 between Scottish Holdings, Inc. and Jeffrey M. Delle Fave. (24)(25)

10.57	Employment Agreement dated July 18, 2007 between Scottish Re Group Limited and George R. Zippel. (24)(25)

10.58	Employment Agreement dated July 25, 2007 between Scottish Holdings, Inc. and Michael Baumstein. (24)(25)

10.59	First Amendment to Employment Agreement dated as of July 18, 2007 between Scottish Re Group Limited and George R. Zippel, executed on February 27, 2008. (25)

10.60	Employment Agreement dated July 26, 2007 between Scottish Re (U.S.), Inc. and Meredith Ratajczak. (24)(25)

10.61	Employment Agreement dated September 24, 2007 between Scottish Re Group Limited and Terry Eleftheriou (incorporated herein by reference to Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ending September 30, 2007, filed with the Securities and Exchange Commission November 9, 2007). (25)

10.62	First Amendment to Employment Agreement dated as of September 24, 2007 between Scottish Re Group Limited and Terry Eleftheriou, executed on March 1, 2008. (25)

10.63	Employment Agreement dated as of November 16, 2007 between Scottish Re Group Limited and Samir Shah. (25)

10.64	Employment Agreement dated August 24, 2007 between Scottish Re Group Limited and Paul Goldean. (25)

10.65	Employment Agreement dated November 30, 2007 between Scottish Re Holdings Limited and David Howell. (25)

10.66	Employment Agreement dated as of January 8, 2008 between Scottish Re Holdings, Inc. and Dan Roth. (25)

10.67	Second Amended and Restated Forbearance Agreement among HSBC Bank USA, N.A., Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re Group Limited and Scottish Re (Dublin) Limited, dated June 30, 2008.

10.68	Forbearance Agreement among Clearwater Re Limited, Scottish Annuity & Life Insurance Company (Cayman) Ltd., Scottish Re Group Limited, Citibank and Calyon New York Branch, dated June 30, 2008.

10.69	Letter of Intent entered into on June 30, 2008 among Security Life of Denver Insurance Company, Security Life of Denver International Limited, Scottish Re (U.S.), Inc., Ballantyne Re p.l.c., Ambac Assurance UK Limited, Assured Guaranty (UK) Ltd., and Scottish Re Group Limited.

10.70	Letter of Intent dated June 30, 2008 among Scottish Re Group Limited, ING North America Insurance Corporation, ING America Insurance Holdings, Inc., Security Life of Denver Insurance Company, Security Life of Denver International Ltd., Scottish Re (U.S.), Inc., Scottish Re Life (Bermuda) Limited, Scottish Re (Dublin) Limited, and Scottish Annuity & Life Insurance Company (Cayman) Ltd.

21.1	Subsidiaries of the Company.

24.1	Power of Attorney.

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)	Scottish Re Group Limited’s Registration Statement on Form S-1 was filed with the Securities and Exchange Commission on June 19, 1998, as amended.

(2)	Scottish Re Group Limited’s 1999 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on April 3, 2000.

(3)	Scottish Re Group Limited’s 2000 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 30, 2001.

(4)	Scottish Re Group Limited’s 2001 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 5, 2002.

(5)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 31, 2001.

(6)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on June 2, 2005.

(7)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 9, 2001.

(8)	Scottish Re Group Limited’s Amended Quarterly Report on Form 10-Q/A was filed with the Securities and Exchange Commission on August 8, 2002.

(9)	Scottish Re Group Limited’s Registration Statement on Form S-3 was filed with the Securities and Exchange Commission on January 31, 2003, as amended.

(10)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 17, 2003.

(11)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on January 6, 2004.

(12)	Scottish Re Group Limited’s 2002 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 31, 2003.

(13)	Scottish Re Group Limited’s Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission on August 12, 2003.

(14)	Scottish Re Group Limited’s Quarterly Report on Form 10-Q was filed with the Securities and Exchange Commission on May 10, 2004.

(15)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on October 21, 2004.

(16)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 1, 2005.

(17)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on July 18, 2005.

(18)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 8, 2005.

(19)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 4, 2005.

(20)	Scottish Re Group Limited’s 2004 Annual Report on Form 10-K was filed with the Securities and Exchange Commission on March 18, 2005.

(21)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on August 22, 2005.

(22)	Scottish Re Group Limited’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on November 29, 2006.

(23)	Scottish Re Group Limited’s Current Report on Form 8-K was filed with the Securities and Exchange Commission on December 1, 2006.

(24)	Scottish Re Group Limited’s Quarterly Report on Form 10-Q for the period ended June 30, 2007 was filed with the Securities and Exchange Commission on August 11, 2007.

(25)	This exhibit is a management contract or compensatory plan or arrangement.

Report of Independent Registered Public Accounting Firm
The Board of Directors and Shareholders of Scottish Re Group Limited
          We have audited the accompanying consolidated balance sheets of Scottish Re Group Limited and subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements of income (loss), comprehensive income (loss), shareholders’ equity, and cash flows for each of the three years in the period ended December 31, 2007. Our audits also included the financial statement schedules listed in the Index at Item 15(a). These financial statements and schedules are the responsibility of Scottish Re Group Limited’s management. Our responsibility is to express an opinion on these financial statements and schedules based on our audits.
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
          In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Scottish Re Group Limited and subsidiaries at December 31, 2007 and 2006, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2007, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein. The accompanying financial statements have been prepared assuming that Scottish Re Group, Limited will continue as a going concern. As more fully described in Note 2, the Company has reported a net loss for the year ended December 31, 2007 and has a retained deficit at December 31, 2007. The Company has experienced deteriorating financial performance and worsening liquidity and collateral position. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 2. The 2007 financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.
          As discussed in Note 2 to the financial statements, in 2007 the Company adopted FASB Interpretation No. 48 related to accounting for uncertainty in income taxes.
          We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Scottish Re Group Limited’s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 9, 2008 expressed an adverse opinion thereon.
/s/ Ernst & Young LLP
Charlotte, North Carolina
July 9, 2008

SCOTTISH RE GROUP LIMITED
CONSOLIDATED BALANCE SHEETS
(Expressed in Thousands of United States Dollars, Except Share Data)

	December 31, 2007	December 31, 2006
ASSETS
Fixed maturity investments (Amortized cost $7,582,850; 2006 - $8,102,384)	$7,621,242	$8,065,524
Preferred stock (Cost $88,914; 2006 - $119,667)	88,973	116,933
Cash and cash equivalents	822,851	622,756
Other investments	62,664	65,448
Funds withheld at interest	1,597,336	1,942,079

Total investments	10,193,066	10,812,740
Accrued interest receivable	57,809	57,538
Reinsurance balances and risk fees receivable	479,094	488,063
Deferred acquisition costs	620,765	618,737
Amount recoverable from reinsurers	562,537	707,842
Present value of in-force business	45,560	48,779
Other assets	140,230	182,670
Current income tax receivable	11,069	6,251
Deferred tax asset	6,988	—
Segregated assets	703,945	683,470

Total assets	$12,821,063	$13,606,090

LIABILITIES
Reserves for future policy benefits	$4,071,901	$3,882,901
Interest sensitive contract liabilities	2,560,785	3,342,410
Collateral finance facilities	3,980,379	3,757,435
Accounts payable and other liabilities	287,611	168,308
Reinsurance balances payable	175,168	257,023
Current income tax payable	—	6,299
Deferred tax liability	165	169,977
Long term debt	129,500	129,500
Segregated liabilities	703,945	683,470

Total liabilities	11,909,454	12,397,323

MINORITY INTEREST	9,025	7,910
MEZZANINE EQUITY
Convertible cumulative participating preferred shares, (Liquidation preference, $628.8 million)	555,857	—
Hybrid capital units	—	143,665

Total mezzanine equity	555,857	143,665

Commitments and contingencies (Note 19)
SHAREHOLDERS’ EQUITY
Ordinary shares, par value $0.01:
Issued 68,383,370 shares (2006 - 60,554,104)	684	606
Non-cumulative perpetual preferred shares, par value $0.01:
Issued: 5,000,000 shares (2006 - 5,000,000)	125,000	125,000
Additional paid-in capital	1,214,886	1,050,860
Accumulated other comprehensive income	48,556	340
Retained deficit	(1,042,399)	(119,614)

Total shareholders’ equity	346,727	1,057,192

Total liabilities, minority interest, mezzanine equity and shareholders’ equity	$12,821,063	$13,606,090

See Accompanying Notes to Consolidated Financial Statements

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF INCOME (LOSS)
(Expressed in Thousands of United States Dollars, Except Share Data)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Revenues
Premiums earned, net	$1,889,757	$1,841,985	$1,933,930
Investment income, net	599,698	616,624	355,837
Fee and other income	18,845	14,493	12,316
Net realized (losses) gains	(979,343)	(27,405)	3,738
Gain on extinguishment of third party debt	20,043	—	—
Change in value of embedded derivatives, net	(43,627)	(16,197)	(8,492)

Total revenues	1,505,373	2,429,500	2,297,329

Benefits and expenses
Claims and other policy benefits	1,558,249	1,569,472	1,442,505
Interest credited to interest sensitive contract liabilities	135,366	172,967	132,968
Acquisition costs and other insurance expenses, net	388,253	409,185	423,775
Operating expenses	168,916	152,311	115,573
Goodwill impairment	—	34,125	—
Collateral finance facilities expense	289,098	215,791	48,146
Interest expense	18,172	23,139	20,738

Total benefits and expenses	2,558,054	2,576,990	2,183,705

(Loss) income before income taxes and minority interest	(1,052,681)	(147,490)	113,624
Income tax benefit (expense)	157,600	(220,592)	16,434

(Loss) income before minority interest	(895,081)	(368,082)	130,058
Minority interest	(661)	1,368	139

Net (loss) income	(895,742)	(366,714)	130,197
Dividend declared on non-cumulative perpetual preferred shares	(9,062)	(9,062)	(4,758)
Deemed dividend on beneficial conversion feature related to convertible cumulative participating preferred shares	(120,750)	—	—
Imputed dividend on prepaid variable share forward contract	—	(881)	—

Net (loss) income (attributable) available to ordinary shareholders	$(1,025,554)	$(376,657)	$125,439

(Loss) earnings per ordinary share — Basic	$(15.24)	$(6.70)	$2.86

(Loss) earnings per ordinary share — Diluted	$(15.24)	$(6.70)	$2.64

Dividends declared per ordinary share	$—	$0.10	$0.20

Weighted average number of ordinary shares outstanding
Basic	67,303,066	56,182,222	43,838,261

Diluted	67,303,066	56,182,222	47,531,116

See Accompanying Notes to Consolidated Financial Statements

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Expressed in Thousands of United States Dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Net (loss) income	$(895,742)	$(366,714)	$130,197

Other comprehensive income (loss)
Unrealized depreciation on investments	(739,807)	(18,055)	(30,750)
Reclassification adjustment for net realized losses (gains) included in net (loss) income	785,741	16,310	(790)

Net unrealized appreciation (depreciation) on investments net of income taxes, deferred acquisition costs and minority interest of $(32,111), $4,124, and $32,293	45,934	(1,745)	(31,540)
Cumulative translation adjustment	1,764	14,938	(10,055)
Benefit plans	518	—	—

Other comprehensive income (loss)	48,216	13,193	(41,595)

Comprehensive (loss) income	$(847,526)	$(353,521)	$88,602

See Accompanying Notes to Consolidated Financial Statements

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(Expressed in Thousands of United States Dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Share capital
Ordinary shares
Beginning of year	$606	$534	$399
Issuance to holders of HyCUs on conversion of purchase contracts	74	—	—
Issuance to holders of restricted stock awards	4	—	—
Issuance on exercise of warrants	—	—	54
Issuance to employees on exercise of options	—	6	4
Ordinary shares issued	—	66	77

End of year	684	606	534

Non-cumulative perpetual preferred shares
Beginning of year	125,000	125,000	—
Non-cumulative perpetual preferred shares issued	—	—	125,000

End of year	125,000	125,000	125,000

Additional paid-in capital
Beginning of year	1,050,860	893,767	684,719
Issuance to holders of HyCUs on conversion of purchase contracts	143,675	—	—
Beneficial conversion feature related to convertible cumulative participating preferred shares	120,750	—	—
Accretion of beneficial conversion feature related to convertible cumulative participating preferred shares	(120,750)	—	—
Option and restricted stock unit expense	20,067	2,586	5,377
Conversion of 7% Convertible Junior Subordinated Notes	—	—	42,061
Cost of forward sale agreements	—	—	(13,893)
Costs of issue of non-cumulative perpetual preferred shares	—	—	(4,563)
Ordinary shares issued, net of issuance costs	—	147,318	174,031
Issuance to employees on exercise of options	—	6,795	5,358
Other	284	394	677

End of year	1,214,886	1,050,860	893,767

Accumulated other comprehensive loss
Unrealized appreciation (depreciation) on investments net of income taxes, deferred acquisition costs and minority interest
Beginning of year	(19,624)	(17,879)	13,661
Change in year	45,934	(1,745)	(31,540)

End of year	26,310	(19,624)	(17,879)

Cumulative translation adjustment
Beginning of year	22,826	7,888	17,943
Change in year (net of tax)	1,764	14,938	(10,055)

End of year	24,590	22,826	7,888

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (continued)
(Expressed in Thousands of United States Dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Benefit plans
Beginning of year	(2,862)	—	—
Change in year	518	(2,862)	—

End of year	(2,344)	(2,862)	—

Total accumulated other comprehensive (loss) income	48,556	340	(9,991)

Retained (deficit) earnings
Beginning of year	(119,614)	262,402	145,952
Adoption of FIN 48 on January 1, 2007	(17,981)	—	—
Net (loss) income	(895,742)	(366,714)	130,197
Dividends declared on ordinary shares	—	(5,359)	(8,989)
Dividends declared on non-cumulative perpetual preferred shares	(9,062)	(9,062)	(4,758)
Imputed dividend on prepaid variable share forward contract	—	(881)	—

End of year	(1,042,399)	(119,614)	262,402

Total shareholders’ equity	$346,727	$1,057,192	$1,271,712

See Accompanying Notes to Consolidated Financial Statements

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of United States Dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Operating activities
Net (loss) income	$(895,742)	$(366,714)	$130,197
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Net realized losses (gains)	979,343	27,405	(3,738)
Gain on extinguishment of third party debt	(20,043)	—	—
Changes in value of embedded derivatives, net	43,627	16,197	8,492
Amortization of discount on fixed maturity investments and preferred stock	13,021	15,903	18,253
Amortization of deferred acquisition costs	76,493	109,473	68,906
Amortization and write-down of present value of in-force business	3,219	5,964	7,421
Amortization of deferred transaction costs	13,309	9,584	4,843
Depreciation of fixed assets	11,045	12,718	6,291
Option and restricted stock unit expense	20,067	2,586	5,377
Minority interest	661	(1,368)	(139)
Goodwill impairment	—	34,125	—
Changes in assets and liabilities:
Accrued interest receivable	(101)	(12,129)	(12,317)
Reinsurance balances and risk fees receivable	(65,266)	26,708	102,118
Deferred acquisition costs	(87,214)	(125,937)	(230,053)
Deferred tax asset and liability	(192,697)	228,024	(22,164)
Other assets	25,941	(103,806)	(72,600)
Current income tax receivable and payable	(10,874)	(9,337)	17,194
Reserves for future policy benefits, net of amounts recoverable from reinsurers	325,780	199,555	356,922
Funds withheld at interest	344,743	655,337	(541,136)
Interest sensitive contract liabilities	(231,791)	(325,907)	480,990
Accounts payable and other liabilities	57,301	85,000	43,124

Net cash provided by operating activities	410,822	483,381	367,981

Investing activities
Purchase of fixed maturity investments	(1,331,162)	(4,482,054)	(3,004,780)
Proceeds from sales of fixed maturity investments	270,403	1,159,659	690,533
Proceeds from maturity of fixed maturity investments	596,040	512,719	517,775
Purchase of preferred stock	—	(10,298)	(17,028)
Proceeds from sale and maturity of preferred stock	19,878	26,431	4,174
Purchase of other investments	(344)	(8,215)	(37,736)
Purchase of fixed assets	(2,764)	(18,644)	(13,135)

Net cash used in investing activities	(447,949)	(2,820,402)	(1,860,197)

SCOTTISH RE GROUP LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Expressed in Thousands of United States Dollars)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Financing activities
Deposits to interest sensitive contract liabilities	2,382	154,569	312,958
Withdrawals from interest sensitive contract liabilities	(289,798)	(676,028)	(255,515)
Proceeds from issuance of convertible cumulative participating preferred shares	555,857	—	—
Proceeds from issuance to holders of HyCUs on conversion of purchase contracts	7,338	—	—
Redemption of convertible preferred shares	(7,338)	—	—
Dividends paid on redemption of convertible preferred shares	(222)	—	—
Proceeds from collateral finance facilities	431,514	1,771,754	1,785,681
Repayment of collateral finance facilities	(188,527)	—	—
Repayment from drawdown of Stingray facility	(275,000)	—	—
Proceeds from drawdown of Stingray facility	10,000	265,000	—
Proceeds from issuance of ordinary shares	78	153,698	179,466
Dividends paid on ordinary shares	—	(5,359)	(8,990)
Dividends paid on non-cumulative perpetual preferred shares	(9,062)	(9,062)	(2,492)
Net proceeds from issuance of non-cumulative perpetual preferred shares	—	—	120,436
Cost of variable share forward contracts	—	—	(13,816)
Repayment of long term debt	—	(115,000)	—
Net proceeds from exercise of Class C warrants	—	—	54

Net cash (used in) provided by financing activities	237,222	1,539,572	2,117,782

Net change in cash and cash equivalents	200,095	(797,449)	625,566
Cash and cash equivalents, beginning of year	622,756	1,420,205	794,639

Cash and cash equivalents, end of year	$822,851	$622,756	$1,420,205

Interest paid	$2,998	$9,908	$18,232

Taxes paid (refunded)	$16,095	$1,774	$(1,041)

See Accompanying Notes to Consolidated Financial Statements

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
December 31, 2007
1. Organization and Business
Organization
          Scottish Re Group Limited (“SRGL”) is a holding company incorporated under the laws of the Cayman Islands with our principal executive office in Bermuda. Through our operating subsidiaries, we are principally engaged in the reinsurance of life insurance, annuities and annuity-type products. We have principal operating companies in Bermuda, the Cayman Islands, Ireland, the United Kingdom and the United States, a branch office in Singapore, and a representative office in Japan.
Business
          We have three reportable segments: Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The life reinsurance operating segments have written reinsurance business that is wholly or partially retained in one or more of our reinsurance subsidiaries. As discussed above, we have changed our strategic focus and have executed agreements to sell our Life Reinsurance International Segment and our Wealth Management business. We have also stopped writing new business and have initiated a process to sell our Life Reinsurance North America Segment.
          Life Reinsurance North America
          In our Life Reinsurance North America Segment, we have assumed risks associated with primary life insurance, annuities and annuity-type policies. We reinsure mortality, investment, persistency and expense risks of United States life insurance and reinsurance companies. Most of the reinsurance assumed is through automatic treaties, but in 2006 we also began assuming risks on a facultative basis. The Life Reinsurance North America Segment suspended bidding for new treaties on March 3, 2008. We have issued notices of cancellation for all open treaties and we expect all new business to cease over the remainder of 2008. The business we have written falls into two categories: Traditional Solutions and Financial Solutions, as detailed below.
          Traditional Solutions: We reinsure the mortality risk on life insurance policies written by primary insurers. The business is often referred to as traditional life reinsurance. We wrote our Traditional Solutions business predominantly on an automatic basis. This means that we automatically reinsure all policies written by a ceding company that meet the underwriting criteria specified in the treaty with the ceding company.
          Financial Solutions: Financial Solutions include contracts under which we assumed the investment and persistency risks of existing, as well as newly written, blocks of business that improve the financial position of our clients by increasing their capital availability and statutory surplus. The products reinsured include annuities and annuity-type products, cash value life insurance and, to a lesser extent, disability products that are in a pay-out phase. This line of business includes acquired solutions products in which we provided our clients with exit strategies for discontinued lines, closed blocks, or lines not providing a good fit for a client’s growth strategies.
          Life insurance products that we reinsure include yearly renewable term, term with multi-year guarantees, ordinary life and variable life. Retail annuity products that we reinsure include fixed deferred annuities and equity indexed annuities.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
1. Organization and Business (continued)
          For these products, we wrote reinsurance generally in the form of yearly renewable term, coinsurance or modified coinsurance. Under yearly renewable term, we share only in the mortality risk for which we receive a premium. In a coinsurance or modified coinsurance arrangement, we generally share proportionately in all material risks inherent in the underlying policies, including mortality, lapses and investments. Under such agreements, we agree to indemnify the primary insurer for all or a portion of the risks associated with the underlying insurance policy in exchange for a proportionate share of premiums. Coinsurance differs from modified coinsurance with respect to the ownership of the assets supporting the reserves. Under our coinsurance arrangements, ownership of these assets is transferred to us, whereas, in modified coinsurance arrangements, the ceding company retains ownership of these assets, but we share in the investment income and risk associated with the assets.
          Life Reinsurance International
          Prior to 2005, our Life Reinsurance International Segment specialized in niche markets in developed countries and broader life insurance markets in the developing world and focused on the reinsurance of short-term insurance. In 2005, the Life Reinsurance International Segment became involved in the reinsurance of United Kingdom and Ireland protection and annuity business. The U.K. represents 65% of the current Life Reinsurance International Segment in-force premium. We also maintain a branch office in Singapore and a representative office in Japan. Treaties with clients outside of the U.K., Ireland, and Asia are mostly in run-off, including our loss of license business.
          Effective January 1, 2007 we retroceded a block of treaties within our Middle Eastern business to Arab Insurance Group (“ARIG”). These treaties were subsequently novated directly to ARIG effective December 31, 2007 and the Life Reinsurance International Segment now only has residual exposure to Middle Eastern risks.
          In Asia, our historical target niche market was Japan, which is experiencing the development of small affinity group mutual organizations known as kyosai, as a parallel sector to large insurance companies. However, our kyosai business reduced significantly in 2006 due to our ratings issues.
          We recently entered into a definitive agreement with Pacific Life Insurance Company for the sale of our Life Reinsurance International Segment, at a sale price of $71.2 million, subject to certain downward adjustments. The agreement includes the sale of Scottish Re Limited, Scottish Re Holdings Limited, and all Life Reinsurance International Segment business written by SALIC, together with certain business retroceded within our Company, and the staff and physical assets that we have in Singapore and Japan. The transaction is subject to regulatory approvals and other customary closing conditions, both of which are expected to be achieved during the third quarter of 2008.
          Corporate and Other
          Income in our Corporate and Other Segment comprises investment income, including realized investment gains or losses, from invested assets not allocated to support reinsurance segment operations and undeployed proceeds from our capital raising efforts. General corporate expenses consist of unallocated overhead and executive costs and collateral finance facility expense. Additionally, the Corporate and Other Segment includes the results from our Wealth Management business, which we recently entered into a definitive agreement to sell, as described below.
          Our Wealth Management business consists of the issuance of variable life insurance policies and variable annuities and similar products to high net worth individuals and families. Premiums, net of expenses, paid by the policyholder with respect to our variable products are placed in a separate account for the benefit of the policyholder. We invest premiums in each separate account with one or more investment managers, some of whom the policyholder may recommend and all of whom are appointed by us in our sole discretion. The policyholder

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
1. Organization and Business (continued)
retains the benefits of favorable investment performance, as well as the risk of adverse investment results. Assets held in the separate accounts are not subject to the claims of our general creditors. We do not provide any investment management or advisory services directly to any individual variable life or variable annuity policyholder. Our revenues earned from these policies consist of fee income assessed against the assets in each separate account. Our variable products do not guarantee investment returns. We stopped actively marketing this business in 2005.
          On May 30, 2008, we entered into a definitive agreement with Northstar Financial Services Ltd. to sell our Wealth Management business. The sale includes the sale of three legal entities, The Scottish Annuity Company (Cayman) Ltd., Scottish Annuity & Life Insurance Company (Bermuda) Ltd., and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. The combined sale price for all three entities is $6.75 million, subject to certain sale price adjustments. The closing is subject to regulatory approval from the Bermuda Monetary Authority and the Cayman Islands Monetary Authority and other customary closing conditions. We expect to close this transaction in the third quarter of 2008.
2. Summary of Significant Accounting Policies
Basis of Presentation
          Accounting Principles — Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Certain items in the prior year financial statements have been reclassified to conform to the current year presentation.
          Going Concern — These consolidated financial statements have been prepared using accounting principles applicable to a going concern, which contemplates the realization of assets and the satisfaction of liabilities and commitments in the normal course of business. The Company has incurred a net loss of $895.7 million for the year ended December 31, 2007 and has a retained deficit of $1,042.4 million as of December 31, 2007. As a result of declines in the fair value of our invested assets, which contain a significant concentration of sub-prime and Alt-A residential mortgage-backed securities, we have experienced deteriorating financial performance and a worsening liquidity and collateral position. The continuing deterioration in the market for sub-prime and Alt-A securities through the first half of 2008 has compounded the considerable financial challenges and uncertainties faced by the Company. In addition to causing significant impairment charges and reported losses, these adverse market conditions have impacted the value of underlying collateral used to secure our life reinsurance obligations and statutory reserves for our operating companies. Any reserve credit shortfalls arising from a decline in the value of collateral places increased demand on our available capital and liquidity. The impairment charges and associated decline in our consolidated shareholders equity will also result in our failure to meet minimum net worth covenants for the HSBC II and Clearwater Re collateral finance facilities. See Note 7 “Collateral Finance Facilities and Securitization Structures” and Note 22 “Subsequent Events”. We have recently executed forbearance agreements with the counterparties under these facilities who have agreed to forbear taking action until December 15, 2008 in return for certain economic and non-economic terms. Such terms have placed additional constraints on our available capital and liquidity. Our liquidity is insufficient to fund our needs beyond the short term and, without additional sources of capital or the successful completion of the actions noted below, is currently projected to be exhausted by the first quarter of 2009.
          As described in Note 22 “Subsequent Events”, the Company has changed its strategic focus and initiated a number of actions to preserve capital and mitigate growing liquidity demands. We have ceased writing new reinsurance treaties and notified existing clients that we will not be accepting new risks on existing treaties. We have also taken steps to reduce our operating expenses including reducing staffing levels. We are also actively pursuing the sale of our Life Reinsurance North America Segment and recently entered into definitive agreements for the sale of our Life Reinsurance International Segment and Wealth Management business. We also continue to pursue the restructuring of certain of our collateral financing facilities and potential alternatives to these facilities to alleviate the collateral requirements of our reinsurance operating subsidiaries. No assurance can be given that we will successfully execute our revised strategic plan, find alternatives to the facilities, or achieve additional forbearance from the relevant counterparties.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
          The ability of the Company to continue as a going concern is dependent upon its ability to successfully complete the actions described in the preceding paragraph in a timely manner to address our capital, liquidity and collateral needs. These consolidated financial statements do not give effect to any adjustments to recorded amounts and their classification, which would be necessary should the Company be unable to continue as a going concern and, therefore, be required to realize its assets and discharge its liabilities and commitments in other than the normal course of business and at amounts different from those reflected in the consolidated financial statements.
          Consolidation — The consolidated financial statements include the assets, liabilities and results of operations of SRGL and its subsidiaries and all variable interest entities for which we are the primary beneficiary as defined in Financial Accounting Standards Board (“FASB”) Interpretation No. 46R “Consolidation of Variable Interest Entities-An Interpretation of ARB No. 51 (“FIN 46R”)”. All significant inter-company transactions and balances have been eliminated on consolidation.
          Estimates, Risks and Uncertainties — The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes. Actual results could differ materially from those estimates and assumptions used by management. Our most significant assumptions are for:
•	investment valuation and impairments;

•	accounting for derivative instruments;

•	assessment of risk transfer for structured insurance and reinsurance contracts;

•	estimates of premiums;

•	valuation of present value of in-force business;

•	establishment of reserves for future policy benefits;

•	capitalization and amortization of deferred acquisition costs;

•	retrocession arrangements and amounts recoverable from reinsurers;

•	interest sensitive contract liabilities;

•	deferred taxes and determination of the valuation allowance;

•	taxation; and

•	stock based compensation.
          We review and revise these estimates as appropriate. Any adjustments made to these estimates are reflected in the period the estimates are revised.
          All tabular amounts are reported in thousands of United States dollars, except share and per share data, or as otherwise noted.
Fixed Maturity Investments, Preferred Stock, Other Investments and Cash and Cash Equivalents
          Fixed maturity investments are classified as available for sale and accordingly, we carry these investments at fair value on our consolidated balance sheets. The Company maximizes the use of observable inputs and minimizes the use of non-observable inputs when measuring fair value. The fair value of a financial instrument is the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. The fair value of fixed maturity investments is calculated using independent pricing sources which utilize brokerage quotes, proprietary models and market based information. The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values. The cost of fixed maturity investments is adjusted for prepayments, impairments and the amortization of premiums and discounts. The Company does not change the revised cost basis for subsequent recoveries in value. The unrealized appreciation (depreciation) is the difference between fair value and

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
amortized cost and is recorded directly to equity with no impact to net income. The change in unrealized appreciation (depreciation) is included in accumulated other comprehensive income (loss) in shareholders’ equity after deductions for adjustments for deferred acquisition costs and deferred income taxes. Investment transactions are recorded on the trade date with balances pending settlement reflected in the balance sheet as a component of cash and cash equivalents. Interest income is recorded on the accrual basis.
          Realized gains and losses arising on the sale of securities are determined on a specific identification method. Realized gains and losses are stated net of associated deferred acquisition costs and income taxes.
          The Company reviews securities with unrealized losses and tests for other-than-temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the value has been below cost, credit worthiness of the issuer, forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, interest rates and our intent and ability to hold the security until the estimated fair value recovers.
          Statement of Financial Accounting Standard (“SFAS”) No. 115 “Accounting for Certain Investments in Debt and Equity Securities” (“SFAS No. 115”), and related accounting guidance including FASB Staff Position FAS 115-1/124-1 “The Meaning of Other Than Temporary Impairments and Its Application to Certain Investments” rules require that we evaluate, for each security where the estimated fair value is less than its amortized cost, whether we have the intent and ability to hold the security for a reasonable time for a forecasted recovery of the fair value up to the amortized cost of the investment. This requires that we consider our capital and liquidity requirements, any contractual or regulatory obligations and the implications of our strategic initiatives that might indicate that securities may need to be sold before forecasted recovery of fair value occurs. For certain investments in beneficial interests in securitized financial assets of less than high quality with contractual cash flows, including asset-backed securities, Emerging Issue Task Force 99-20 “Recognition of Interest Income and Impairment on Purchased Beneficial Interests and Beneficial Interests that Continued to be Held by a Transferor in Securitized Financial Assets” (“EITF 99-20”) requires a periodic update of our best estimate of cash flows over the life of the security. If the fair value of an investment in beneficial interests in a securitized financial asset is less than its cost or amortized cost and there has been a decrease in the present value of estimated cash flows since the last revised estimate, considering both their timing and amount, an other-than-temporary impairment charge is recognized. Interest income is recognized based on changes in the expected principal and interest cash flows reflected in the yield. Projections of expected future cash flows may change based upon new information regarding the performance of the underlying collateral. When a decline is considered to be other-than-temporary, the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income (loss).
          Other investments include equity securities, limited partnership interests, and structured loans, which are either generally accounted for at fair value or at the equity method. Other investments represented approximately 0.8% of the Company’s investments as of December 31, 2007 and 2006, respectively.
          Cash and cash equivalents include cash and fixed deposits with an original maturity, when purchased, of three months or less. Cash and cash equivalents are recorded at face value, which approximates fair value. We included the change in funds withheld at interest in our modified coinsurance arrangements as change in operating activities in the statement of cash flows. The related interest and change in fair value of embedded derivatives is also included in cash flows from operating activities.
Derivatives
          All derivative instruments are recognized as either assets or liabilities in the consolidated balance sheets at fair value as required by SFAS No. 133 “Accounting for Derivative Instruments and Hedging Activities” (“SFAS

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
No. 133”). The accounting for changes in the fair value of standalone derivatives that have not been designated as a hedge are included in realized gains and losses in the consolidated statements of income (loss). The gains or losses on derivatives designated as a hedge of our interest expense on floating rate securities is included in interest expense. The gain or loss on embedded derivatives are included as a separate line item in the consolidated statements of income (loss).
          Our funds withheld at interest arise on modified coinsurance and fund withheld coinsurance agreements. Derivatives Implementation Group Issue No. B36 “Embedded Derivatives: Bifurcation of a Debt Instrument that Incorporates Both Interest Rate and Credit Rate Risk Exposures that are Unrelated or Only Partially Related to the Creditworthiness of the Issuer of that Instrument” indicates that these transactions contain embedded derivatives. The embedded derivative feature in our funds withheld treaties is similar to a fixed-rate total return swap on the assets held by the ceding companies.
          Related to this, we also carry equity-indexed life reinsurance contracts, with account values credited with a return indexed to an equity index rather than established interest rates. Under Derivatives Implementation Group Issue No. B10 “Embedded Derivatives: Equity-Indexed Life Insurance Contracts”, these transactions contain embedded derivatives.
          The fair value of these embedded derivatives at December 31, 2007 was a liability of $131.5 million (2006-$87.9 million) and is included in other liabilities. The change in fair value of embedded derivatives are reported in the income statement under the caption “Change in value of embedded derivatives, net”.
Assessment of Risk Transfer for Structured Insurance and Reinsurance Contracts
          For both ceded and assumed reinsurance, risk transfer requirements must be met in order to obtain reinsurance status for accounting purposes, principally resulting in the recognition of cash flows under the contract as premiums and losses. To meet risk transfer requirements, a reinsurance contract must include insurance risk, consisting of both underwriting and timing risk, and a reasonable possibility of a significant loss for the assuming entity. To assess risk transfer for certain contracts, the Company generally develops expected discounted cash flow analyses at contract inception. If risk transfer requirements are not met, a contract is accounted for using the deposit method. Deposit accounting requires that consideration received or paid be recorded in the balance sheet as opposed to premiums written or losses incurred in the statement of operations and any non-refundable fees earned based on the terms of the contract.
          For each of its reinsurance contracts, the Company must determine if the contract provides indemnification against loss or liability relating to insurance risk, in accordance with applicable accounting standards. The Company must review all contractual features, particularly those that may limit the amount of insurance risk to which the Company is subject to or features that delay the timely reimbursement of claims. If the Company determines that a contract does not expose it to a reasonable possibility of a significant loss from insurance risk, the Company records the contract on a deposit method of accounting with the net amount payable/receivable reflected in other reinsurance assets or liabilities on the consolidated balance sheets. Fees earned on the contracts are reflected as other revenues, as opposed to premiums, on the consolidated statements of income.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
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
Present Value of In-force Business
          The present value of in-force business is established upon the acquisition of a book of business and is amortized over the expected life of the business as determined at acquisition. The amortization each year is a function of the ratio of annual gross profits or revenues to total anticipated gross profits or revenues expected over the life of the business, discounted at the assumed net credit rate (4.9% for 2007 and 2006). The carrying value is reviewed at least annually for indicators of impairment in value.
Reserves for Future Policy Benefits
          SFAS No. 60 “Accounting and Reporting by Insurance Enterprises” (“SFAS No. 60”), applies to our traditional life policies with continuing premiums. For these policies, reserves for future policy benefits are computed based upon expected mortality rates, lapse rates, investment yields, expenses and other assumptions established at policy issue, including a margin for adverse deviation. Once these assumptions are made for a given treaty or group of treaties, they will not be changed over the life of the treaty. We periodically review actual historical experience and relative anticipated experience compared to the assumptions used to establish reserves for future policy benefits. Further, we determine whether actual and anticipated experience indicates that existing policy reserves together with the present value of future gross premiums are sufficient to cover the present value of future benefits, settlement and maintenance costs and to recover unamortized acquisition costs. Significant changes in experience or assumptions may require us to provide for expected losses on a group of treaties by establishing additional net reserves. Because of the many assumptions and estimates used in establishing reserves and the long-

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
term nature of the reinsurance contracts, the reserving process, while based on actuarial science, is inherently uncertain.
          On certain lines of business, policy benefit reserves include an estimate of claims payable for incurred but not reported (“IBNR”) losses. Those IBNR loss estimates are determined using some or all of the following: studies of actual claim lag experience, best estimates of expected incurred claims in a period, actual reported claims, and best estimates of incurred but not reported losses as a percentage of current in-force.
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
          Modifications or exchanges of contracts that constitute a substantial contract change are accounted for as an extinguishment of the replaced contract resulting in a release of unamortized deferred acquisition costs, unearned revenue and deferred sales inducements associated with the replaced contract.
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
          In the normal course of business, we seek to limit our exposure to losses on any single insured and to recover a portion of benefits paid by ceding reinsurance to other insurance enterprises or reinsurers under excess coverage and coinsurance (quota share) contracts. In order to manage short term volatility in our earnings and diversify our mortality exposure, we limit our exposure on any given life.
          The Company’s initial North American life retention limit was set at $500,000 per life. With the acquisition of ERC, we set a retention for that block of business at $1,000,000 effective July 1, 2004. On December

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
31, 2004 we closed the acquisition of the former individual life business of ING Re which had managed a retention up to $5,000,000. Effective January 1, 2005, we established a retention on the acquired business of $2,000,000 while raising retention for new issues to $1,000,000. This organic new business retention was increased to $2,000,000 for 2007. The Company’s initial Life Reinsurance International Segment life retention limit was set at $250,000 per life. On January 1, 2005 we increased this to $1,000,000 per life for U.K., Irish, and US residents and to $500,000 for all other countries. These figures are based on local currency equivalent as at the time the retention was set and rounded to reasonable amounts. In certain limited situations, due to historical administrative deficiencies, we have retained more than $1.2 million per individual policy. In total, there are 565 such cases of over-retained policies, for amounts averaging $0.8 million over our normal retention limit. The largest amount over retained on any one life is $5.1 million.
          In addition, we maintain catastrophe cover on our entire retained life reinsurance business, which, effective January 1, 2007, provides reinsurance for losses of $50.0 million in excess of $50.0 million. This catastrophe cover includes protection for terrorism, nuclear, biological and chemical risks. In May 2006 we entered into an agreement that provides $155.0 million of collateralized catastrophe protection with Tartan. The coverage is for the period January 1, 2006 to December 31, 2008 and provides SALIC with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Since the amount of any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by SALIC and any of its affiliates resulting from the loss event.
          Amounts recoverable from reinsurers includes the balances due from reinsurance companies for claims and policy benefits that will be recovered from reinsurers, based on contracts in-force, and are presented net of a reserve for uncollectible reinsurance that has been determined based upon a review of the financial condition of the reinsurers and other factors. The method for determining the reinsurance recoverable involves actuarial estimates as well as a determination of our ability to cede claims and policy benefits under our existing reinsurance contracts. The reserve for uncollectible reinsurance is based on an estimate of the amount of the reinsurance recoverable balance that we will ultimately be unable to recover due to reinsurer insolvency, a contractual dispute or any other reason.
          The methods used to determine the reinsurance recoverable balance, and related bad debt provision, are continually reviewed and updated and any resulting adjustments are reflected in earnings in the period identified. At December 31, 2007 and 2006, we had a reserve for uncollectible reinsurance of $8.5 million and $12.1 million, respectively.
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
          SFAS No. 97 “Accounting and Reporting by Insurance Enterprises for Certain Long-Duration Contracts and for Realized Gains and Losses from the Sale of Investments” (“SFAS No. 97”), applies to investment contracts, limited premium contracts, and universal life-type contracts. For investment and universal life-type contracts, future benefit liabilities are held using the retrospective deposit method, increased for amounts representing unearned revenue or refundable policy charges. Acquisition costs are deferred and recognized as expense as a constant percentage of gross margins using assumptions as to mortality, persistency, and expense established at policy issue without provision for adverse deviation and are revised periodically to reflect emerging actual experience and any

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
material changes in expected future experience. Liabilities and the deferral of acquisition costs are established for limited premium policies under the same practices as used for traditional life policies with the exception that any gross premium in excess of the net premium is deferred and recognized into income as a constant percentage of insurance in-force. Should the liabilities for future policy benefits plus the present value of expected future gross premiums for a product be insufficient to provide for expected future benefits and expenses for that product, deferred acquisition costs will be written off and thereafter, if required, a premium deficiency reserve will be established by a charge to income. Changes in the assumptions for mortality, persistency, maintenance expense and interest could result in material changes to the financial statements.
Income Taxes
          Income taxes are recorded in accordance with SFAS No. 109, “Accounting for Income Taxes” (“SFAS No. 109”). In accordance with SFAS No. 109, for all years presented we use the asset and liability method to record deferred income taxes. Accordingly, deferred income tax assets and liabilities are recognized that reflect the net tax effect of the temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes, using enacted tax rates. Such temporary differences are primarily due to tax basis of reserves, deferred acquisition costs, unrealized investment losses and net operating loss carry forwards. A valuation allowance is applied to deferred tax assets if it is more likely than not that all, or some portion, of the benefits related to the deferred tax assets will not be realized.
          On January 1, 2007, we adopted FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”), which prescribes detailed guidance for the financial statement recognition, measurement and disclosure of uncertain tax positions recognized in the financial statements in accordance with SFAS No. 109. Under FIN 48, tax positions must meet a “more likely than not” recognition threshold at the effective date to be recognized in the financial statements. Our policy for recording interest and penalties associated with uncertain tax positions is to record such items as a component of income tax expense.
          As a result of the implementation of FIN 48, we recorded a net decrease to our beginning retained earnings (deficit) of $18.0 million representing a total FIN 48 liability of $75.3 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $8.9 million) offset by a $57.3 million reduction of our existing valuation allowance. We had total unrecognized tax benefits (excluding interest and penalties) of $72.7 million at January 1, 2007, the recognition of which would result in a $15.4 million benefit to the effective tax rate.
Stock-based Compensation
          Prior to January 1, 2006, we accounted for stock-based compensation in accordance with SFAS No. 123 “Accounting for Stock-Based Compensation” (“SFAS No. 123”), as amended by SFAS No. 148, “Accounting for Stock-Based Compensation — Transition and Disclosure” (“SFAS No. 148”). Under the fair value recognition provisions of SFAS No. 123, stock-based compensation expense for all stock-based awards issued from January 1, 2003 was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.
          Effective January 1, 2006, we adopted SFAS No.123(R) “Share Based Payment” (“SFAS No. 123(R)”), using the modified-prospective transition method. Under the modified-prospective transition method, compensation cost recognized includes compensation costs for all share-based payments granted prior to, but not yet vested, as of January 1, 2006, based on the grant date fair value estimated in accordance with the original provisions of SFAS No. 123, and compensation costs for all share-based payments granted subsequent to January 1, 2006, based on the grant date fair value estimated in accordance with the provisions of SFAS No. 123(R). Results for prior periods have not been restated.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
          Pro forma information regarding net income and earnings per share is required by SFAS No. 123(R) for periods prior to the adoption of SFAS No. 123(R), and has been determined as if we accounted for all employee equity based compensation under the fair value method of SFAS No 123(R). The net income available to ordinary shareholders under the pro-forma method would have resulted in $0.6 million of additional cost for the year ended December 31, 2005, respectively or $0.01 per share on a basic and diluted net income per share.
Funds Withheld at Interest
          Funds withheld at interest are funds held by ceding companies under modified coinsurance and coinsurance funds withheld agreements whereby we receive the interest income earned on the funds. The balance of funds held represents the statutory reserves of the ceding companies with the assets supporting these reserves retained by the ceding company and managed for our account. Interest accrues to these assets at rates defined by the treaty terms. These agreements are considered to include embedded derivatives as further discussed in this Note. In addition to our modified coinsurance and fund withheld coinsurance agreements, we have entered into various financial reinsurance treaties that, although considered funds withheld, do not transfer significant insurance risk and are recorded on a deposit method of accounting.
Goodwill
          We account for goodwill pursuant to the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets.” Goodwill is established upon the acquisition of a subsidiary and is calculated as the difference between the price paid and the value of individual assets and liabilities on the date of acquisition. Goodwill is not amortized into results of operations, but instead was reviewed for impairment annually up till December 31, 2006 when the remaining balance was written off as described below. Goodwill was tested for impairment in 2005 and no impairment resulted.
          During 2006, the Company suffered significant financial deterioration and credit downgrades, which created a potential impairment in the value of goodwill. The impairment review was based on a present value earnings analysis on the Life Reinsurance International Segment and validated with an actuarial appraisal of the business. As a result of this impairment review, we determined that the implied fair value of our goodwill was less than its carrying value and accordingly, the full $34.1 million goodwill balance was written off.
Other Assets
          Other assets primarily include unamortized debt issuance costs, collateral finance facility costs, certain deferred transaction costs, funds on deposit as security for certain collateral finance facilities, and fixed assets, including capitalized software. Capitalized software is stated at cost less accumulated amortization. Purchased software costs, as well as internal and external costs incurred to develop internal-use computer software during the application development stage, are capitalized.
          As of December 31, 2007 and 2006, we had unamortized collateral finance facilities costs and debt issuance costs of approximately $73.7 million and $84.5 million, respectively. During 2007, 2006 and 2005, we amortized collateral finance facilities costs and debt issuance costs of $11.9 million, $7.9 million and $4.2 million, respectively.
          As of December 31, 2007 and 2006, we had unamortized computer software costs of approximately $9.0 million and $12.7 million, respectively. During 2007, 2006 and 2005, we amortized computer software costs of $5.4 million, $5.7 million and $3.6 million, respectively.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
          In addition, we have deferred costs relating to the collateralized catastrophe protection with Tartan of $1.4 million as of December 31, 2007. As at December 31, 2006, deferred costs relating to Tartan and our Hybrid Capital Units (“HyCUs”) totaled $2.8 million. During 2007, 2006 and 2005, we amortized $1.4 million, $1.7 million and $0.6 million of these deferred costs respectively.
Segregated Assets and Liabilities
          Segregated account investments are in respect of wealth management clients and include the net asset values of the underlying funds plus segregated cash and cash equivalent balances less segregated account fees payable to us. The funds in the separate accounts are not part of our general funds and are not available to meet our general obligations. The assets and liabilities of these transactions move in tandem. The client bears the investment risk on the account and we receive an asset-based fee for providing this service that is recorded as fee income.
          Segregated account liabilities include amounts set aside to pay the deferred variable annuities and the cash values associated with life insurance policies. These balances consist of the initial premiums paid after consideration of the net investment gains/losses attributable to each segregated account, less fees and withdrawals and move in tandem with the segregated account investments.
Other Liabilities
          Other liabilities primarily relate to collateral facility accrued interest, the fair value of embedded derivatives, deferred guarantee fees and our FIN 48 tax liability.
Foreign Currency Translation
          The translation of the foreign currency amounts into United States dollars is performed for balance sheet accounts using current exchange rates in effect at the balance sheet date and for revenue and expense accounts using a weighted average exchange rate during each year. Gains or losses, net of applicable deferred income taxes, resulting from such translation are included in accumulated currency translation adjustments, in accumulated other comprehensive income (loss) on the consolidated balance sheets. Our material functional currencies are the British Pound and the Euro for our Life Reinsurance International Segment operations.
Earnings per Share
          In accordance with SFAS Statement No. 128 “Earnings Per Share” (“SFAS No. 128”), and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”, basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to the Convertible Cumulative Participating Preferred Shares for the period or portion of the period that this security is outstanding. We determined that in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”, the non-cash beneficial conversion feature recorded on issue of the Convertible Cumulative Participating Preferred Shares amounting to $120.8 million is to be treated as a deemed dividend and deducted from the net loss attributable to ordinary shareholders for the purposes of calculating earnings per share.
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

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
2. Summary of Significant Accounting Policies (continued)
Fair Value of Financial Instruments
          Except as shown in Note 9 “Fair Value of Financial Instruments”, the fair value of assets and liabilities included on the consolidated balance sheets, which qualify as financial instruments under SFAS No. 107, “Disclosure about Fair Value of Financial Instruments” (“SFAS No. 107”), approximate the carrying amount presented in the consolidated financial statements.
New Accounting Pronouncements
FASB Statement No. 157, Fair Value Measurements
          In September 2006, the FASB issued Statement No. 157 “Fair Value Measurements” (“SFAS No. 157”), which defines fair value, establishes a framework for measuring fair value under U.S. GAAP and expands the disclosures about fair value measurements. The standard clarifies that fair value is represented by an exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the principal or most advantageous market for that asset or liability as of the measurement date. Fair value is measured based on assumptions used by market participants in pricing the asset or liability, which should also include assumptions about inherent risk, restrictions on sale or use and non-performance risk. The standard also establishes a three-level fair value hierarchy, which reflects the nature of inputs into the valuation techniques used to measure fair value. The highest level in the hierarchy is given to quoted prices in active markets for identical assets or liabilities and the lowest level is given to unobservable inputs in situations where there is little or no market activity for the asset or liability. In addition, disclosure requirements for annual and interim reporting have been expanded to focus on the inputs used to measure fair value, including those measurements using significant unobservable inputs, and the effects of those measurements on earnings. SFAS No. 157 is generally applied prospectively and is effective January 1, 2008 for calendar-year companies. The Company has reviewed the requirements of SFAS No. 157 and does not believe SFAS No. 157 will have a material effect on our consolidated financial condition and results of operations. SFAS No. 157 also requires increased disclosure regarding certain investments deemed to be in the lowest level in the fair value hierarchy.
FASB Statement No. 159, Fair Value Option for Financial Assets and Financial Liabilities
          In February 2007, the FASB issued Statement No. 159 “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS No. 159”), which permits entities to choose to measure eligible financial instruments and certain other items at fair value at specified election dates. A company must report unrealized gains and losses on items for which the fair value option has been elected in earnings at each subsequent reporting date, and any upfront costs and fees related to the item will be recognized in earnings as incurred. The fair value option may be applied on an instrument by instrument basis with a few exceptions. The fair value option is irrevocable and may be applied only to entire instruments and not to portions of instruments. SFAS 159 is effective for interim and annual financial statements issued after January 1, 2008 for calendar-year companies. At the effective date, the fair value option may be elected for eligible items that exist on that date, with the effect of the first re-measurement to fair value reported as a cumulative-effect adjustment to the opening balance of retained earnings. The Company completed its review as of the effective date of all applicable financial assets and financial liabilities on the consolidated balance sheet and decided not to elect the fair value option for these particular instruments at the effective date.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
3. Investments
          The amortized cost, gross unrealized appreciation and depreciation and estimated fair values of our fixed maturity investments and preferred stock at December 31, 2007 and 2006 are as follows:

	December 31, 2007
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(U.S. dollars in thousands)	Cost or Cost	Appreciation	Depreciation	Fair Value
U.S. Treasury securities and U.S. government agency obligations	$87,150	$2,298	$—	$89,448
Corporate securities	2,773,880	24,424	—	2,798,304
Municipal bonds	55,466	732	—	56,198
Mortgage and asset backed securities	4,666,354	10,938	—	4,677,292
Preferred stock	88,914	59	—	88,973

Total	$7,671,764	$38,451	$—	$7,710,215

	December 31, 2006
		Gross	Gross
	Amortized	Unrealized	Unrealized	Estimated
(U.S. dollars in thousands)	Cost or Cost	Appreciation	Depreciation	Fair Value
U.S. Treasury securities and U.S. government agency obligations	$69,205	$183	$(1,367)	$68,021
Corporate securities	2,722,900	22,884	(45,279)	2,700,505
Municipal bonds	52,676	344	(827)	52,193
Mortgage and asset backed securities	5,257,603	14,959	(27,757)	5,244,805
Preferred stock	119,667	552	(3,286)	116,933

Total	$8,222,051	$38,922	$(78,516)	$8,182,457

          The contractual maturities of the fixed maturities and preferred stock are as follows (actual maturities may differ as a result of calls and prepayments):

	December 31, 2007
	Amortized	Estimated
(U.S. dollars in thousands)	Cost or Cost	Fair Value
Due in one year or less	$178,085	$178,225
Due after one year through five years	809,749	817,897
Due after five years through ten years	939,109	949,167
Due after ten years	1,078,467	1,087,634

	3,005,410	3,032,923
Mortgage and asset backed securities	4,666,354	4,677,292

Total	$7,671,764	$7,710,215

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
3. Investments (continued)

	December 31, 2006
	Amortized	Estimated
(U.S. dollars in thousands)	Cost or Cost	Fair Value
Due in one year or less	$98,600	$98,281
Due after one year through five years	727,153	721,570
Due after five years through ten years	1,099,979	1,091,209
Due after ten years	1,038,716	1,026,592

	2,964,448	2,937,652
Mortgage and asset backed securities	5,257,603	5,244,805

Total	$8,222,051	$8,182,457

          The Company reviews securities with material unrealized losses and tests for other-than-temporary impairments on a quarterly basis. Factors involved in the determination of potential impairment include fair value as compared to cost, length of time the fair value has been below cost, credit worthiness and forecasted financial performance of the issuer, position of the security in the issuer’s capital structure, the presence and estimated value of collateral or other credit enhancement, length of time to maturity, the level and volatility of interest rates and our intent and ability to hold the security until the estimated fair value recovers. When a decline is considered to be “other-than-temporary” the cost basis of the impaired asset is adjusted to its fair value and a corresponding realized investment loss is recognized in the consolidated statements of income (loss). The actual value at which such financial instruments could actually be sold or settled with a willing buyer may differ from such estimated fair values.
          U.S. GAAP requires that we evaluate, for each impaired security where the estimated fair value is less than its amortized cost, whether we have the intent and ability to hold the security for a reasonable time for a forecasted recovery of the fair value up to the amortized cost of the investment. This requires us to consider our capital and liquidity requirements, any contractual or regulatory obligations, and the implications of our strategic initiatives that might indicate that securities may need to be sold before the forecasted recovery of fair value occurs. The following matters were considered in evaluating our intent and ability to hold impaired securities as of December 31, 2007:
          (i) Intent to Sell our Businesses and Related Investment Portfolios — On February 22, 2008, we announced our intent to sell the Life Reinsurance International Segment and Wealth Management business and recently entered into definitive agreements for each of these transactions. Additionally, on April 4, 2008, we announced our intent to sell the Life Reinsurance North America Segment. These business sales change our intent to hold the impaired securities within the related investment portfolios.
          (ii) Going Concern Uncertainties — As a result of declines in the fair value of our invested assets, which contain a significant concentration of sub-prime and Alt-A residential mortgage-backed securities, we have experienced deteriorating financial performance and a worsening liquidity and collateral position. Our liquidity is insufficient to fund our needs beyond the short term and, without additional sources of capital or the successful completion of the actions resulting from our change in strategic focus, is currently projected to be exhausted by the first quarter of 2009. These conditions raise substantial doubt about our ability to continue as a going concern and adversely impact our ability to retain impaired securities to their expected recovery of fair value.
          (iii) ING Assignment — As part of our efforts to alleviate the collateral requirements of our reinsurance operating subsidiaries, we have executed an Assignment Letter of Intent with ING to assign and novate the reinsurance and trust agreements between SRUS and Ballantyne Re to ING. This assignment will adversely impact our ability to restrict the sale of impaired securities within this securitization structure as the investment management agreements and associated consent rights are expected to be amended as part of the transaction.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
3. Investments (continued)
          As a result of the above-mentioned conditions, our intent and ability to hold securities with unrealized losses for a period of time sufficient to allow for a recovery in their value has changed as of December 31, 2007. In accordance with SFAS No. 115, we recorded $780.3 million as part of net realized investment losses in the Consolidated Statements of Income (Loss) during the fourth quarter of 2007 to recognize other-than-temporary impairments in securities that we no longer can positively assert our intent and ability to hold to recovery of fair value.
          During the years ended December 31, 2007, 2006, and 2005, fixed maturity investments and preferred stock available-for-sale securities with a fair value at the date of sale of $290.3 million, $1,186.1 million, and $694.7 million, respectively were sold.
          During the years ended December 31, 2007, 2006, and 2005, fixed maturity investments and preferred stock available-for-sale securities which were below amortized cost were sold at losses of $12.8 million, $10.5 million and $5.8 million respectively.
          At December 31, 2007, our fixed income portfolio had 11,191 positions. Of these positions, there were none trading at an unrealized loss. At December 31, 2006, our fixed income portfolio had 9,406 positions. Of these positions, 5,400 were trading at an unrealized loss totaling $78.5 million of gross unrealized losses.
          The following table presents the estimated fair values and gross unrealized losses for the fixed maturity investments and preferred stock that have estimated fair values below amortized cost or cost as of December 31, 2006. These investments are presented by class and grade of security, as well as the length of time the related estimated fair value has remained below amortized cost or cost. Due to other-than-temporary impairment charges recognized by the Company in the current period, there are no fixed maturity investments or preferred stock that have estimated fair values below amortized cost or cost as of December 31, 2007.

	December 31, 2006
			Equal to or Greater Than
	Less Than 12 Months		12 Months		Total
	Estimated	Unrealized	Estimated	Unrealized	Estimated	Unrealized
(U.S. dollars in thousands)	Fair Value	Loss	Fair Value	Loss	Fair Value	Loss
Investment grade securities
CMO	$369,457	$(2,365)	$252,252	$(6,327)	$621,709	$(8,692)
Corporates	752,219	(15,710)	867,537	(29,012)	1,619,756	(44,722)
Governments	35,805	(615)	21,072	(752)	56,877	(1,367)
MBS	12,116	(136)	138,992	(4,674)	151,108	(4,810)
Municipal	19,865	(187)	18,013	(640)	37,878	(827)
Other structured securities	413,269	(2,509)	613,172	(11,730)	1,026,441	(14,239)
Preferred stocks	6,877	(203)	88,907	(3,064)	95,784	(3,267)

Total investment grade securities	1,609,608	(21,725)	1,999,945	(56,199)	3,609,553	(77,924)

Below investment grade securities
Corporates	3,416	(58)	12,752	(499)	16,168	(557)
Other structured securities	46	(12)	5	(4)	51	(16)
Preferred stock	—	—	340	(19)	340	(19)

Total below investment grade securities	3,462	(70)	13,097	(522)	16,559	(592)

Total	$1,613,070	$(21,795)	$2,013,042	$(56,721)	$3,626,112	$(78,516)

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
3. Investments (continued)
          The analysis of realized (losses) gains and the change in net unrealized (depreciation) appreciation on investments and other balances for the years ended December 31, 2007, 2006 and 2005 are as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Gross realized gains (losses)
Fixed maturities
Gross realized gains	$3,200	$7,828	$8,867
Gross realized losses	(14,216)	(21,796)	(6,561)
Other-than-temporary impairments	(971,685)	(4,125)	(2,437)

	(982,701)	(18,093)	(131)
Preferred stock
Gross realized gains	1	35	23
Gross realized losses	(1,732)	(1,450)	(238)

	(1,731)	(1,415)	(215)
Other
Foreign currency gains	1,047	98	402
Deferred acquisition costs	5,112	3,937	439
Change in fair value interest rate swaps	—	4,388	2,228
Realized (losses) gains on modco treaties	(2,582)	(17,202)	1,015
Other	1,512	882	—

Net realized (losses) gains	(979,343)	(27,405)	3,738

Change in net unrealized depreciation on investments
Fixed maturities	75,252	(5,914)	(60,426)
Preferred stock	2,793	679	(4,041)
Other	(454)	(607)	888
Change in deferred acquisition costs	(14,428)	3,107	16,046
Change in deferred income taxes	(17,229)	990	15,993

Change in net unrealized depreciation on investments	45,934	(1,745)	(31,540)

Total net realized losses and change in net unrealized depreciation on investments and other balances	$(933,409)	$(29,150)	$(27,802)

          Net investment income for the years ended December 31, 2007, 2006 and 2005 was derived from the following sources:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Fixed maturities	$453,482	$389,786	$225,216
Preferred stock	6,564	8,395	8,107
Funds withheld at interest	105,794	163,618	110,523
Other investments	45,432	69,358	21,259
Investment expenses	(11,574)	(14,533)	(9,268)

Net investment income	$599,698	$616,624	$355,837

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
3. Investments (continued)
          We are required to maintain assets on deposit with various regulatory authorities to support our insurance and reinsurance operations. These requirements are promulgated in the statutory regulations of the individual jurisdictions. The assets on deposit are available to settle insurance and reinsurance liabilities. We also utilize trust funds in certain transactions where the trust funds are set up for the benefit of the ceding companies and generally take the place of Letter of Credit (“LOC”) requirements. At December 31, 2007 and 2006, such assets include fixed maturities of $7,167 million and $7,626 million, respectively, and cash and cash equivalents of $638 million and $450 million, respectively. This includes controlled assets within collateral finance facilities structures that we consolidate. See Note 7, “Collateral Finance Facilities and Securitization Structures”. The estimated fair value of these assets as at December 31, 2007 total $4,504 million of investments (2006 — $4,858 million) and $475 million of cash and cash equivalents (2006 — $343 million) and are held for the contractual obligations of these structures and are not available for general corporate purposes.
          The components of fair value of the total consolidated invested restricted assets at December 31, 2007 and 2006 are as follows:

	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Deposits with U.S. regulatory authorities	$14,375	$9,843
Deposits held with Lloyd’s	7,190	4,960
Trust funds	7,783,566	8,060,912

	$7,805,131	$8,075,715

4. Funds Withheld at Interest
          For agreements written on a modified coinsurance basis and certain agreements written on a coinsurance funds withheld basis, asset values recorded in the balance sheet are equal to the net statutory reserve fund balances with the assets backing the reserves retained by the ceding company and managed for our account including the reporting of amortized costs and fair value on the portfolio. The amounts in the funding accounts are adjusted quarterly to equal the net statutory reserve balances.
          At December 31, 2007 and 2006, funds withheld at interest were in respect of seven contracts with five ceding companies. At December 31, 2007, we had three contracts with Lincoln Financial Group that accounted for $0.6 billion or 35% of the funds withheld balances. Additionally, we had one contract with Security Life of Denver International Limited (“SLDI”) that accounted for $0.4 billion or 24% of the funds withheld balances, and one contract with Fidelity & Guaranty Life that accounted for $0.6 billion or 38% of the funds withheld balances. The remaining contracts were with Illinois Mutual Insurance Company and American Founders Life Insurance Company. Lincoln National Life Insurance Company has financial strength ratings of “A+” from AM. Best, “AA” from Standard & Poor’s, “Aa3” from Moody’s and “AA” from Fitch. Fidelity & Guaranty Life has financial strength ratings of “A3” from Moody’s and “A-” from Fitch. In the event of insolvency of the ceding companies on these arrangements, we would need to exert a claim on the assets supporting the contract liabilities. However, the risk of loss is mitigated by our ability to offset amounts owed to the ceding company with the amounts owed to us by the ceding company. Reserves for future policy benefits and interest sensitive contract liabilities relating to these contracts amounted to $1.6 billion and $1.9 billion at December 31, 2007 and 2006, respectively.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
5. Deferred Acquisition Costs
          The following reflects the amounts of policy acquisition costs deferred and amortized:

	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Balance beginning of year	$618,737	$594,583
Expenses deferred	86,760	126,297
Amortization expense	(76,493)	(109,473)
Deferred acquisition costs on in-force reinsurance transactions purchased	1,077	286
Deferred acquisition costs on unrealized gains and losses	(14,428)	3,107
Deferred acquisition costs on realized losses	5,112	3,937

Balance at end of year	$620,765	$618,737

6. Present Value of In-force Business
          A reconciliation of the present value of in-force business is as follows:

	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Balance at beginning of year	$48,779	$54,743
Amortization	(3,219)	(4,734)
Other adjustments and write-offs	—	(1,230)

Balance at end of year	$45,560	$48,779

          Future estimated amortization of the present value of in-force business is as follows:

(U.S. dollars in thousands)
Year ending December 31
2008	$5,501
2009	5,785
2010	3,834
2011	3,481
2012	2,899
Thereafter	24,060

$45,560

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7. Collateral Finance Facilities and Securitization Structures
HSBC I
          On June 28, 2004, we entered into an agreement with HSBC for a collateral finance facility (“HSBC I”) that originally provided $200.0 million, and as of July 1, 2007 (the date of wind-up), provided $188.5 million of financing for the purpose of collateralizing intercompany reinsurance obligations on a portion of our business subject to Regulation XXX reserve requirements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust associated with this facility is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The total return swap represents a variable interest in the underlying trust, and therefore all fair value movements eliminate upon consolidation. The assets of the trust have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of (loss) income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. The creditors of the trust have no recourse against our general assets. Funds in this facility are fully used for the sole purpose of the facility and hence not available for general corporate purposes. See Note 3, “Investments”. Due to the rating agency downgrades after our announcement of earnings for the second quarter of 2006, HSBC requested additional collateral under the total return swap agreements related to HSBC I and a second facility entered into on December 22, 2005 known as HSBC II. As a result, $65.0 million of additional collateral was provided to HSBC in 2006. On November 26, 2006, we entered into an amended and restated forbearance agreement with HSBC, pursuant to which HSBC has agreed not to make demands for additional collateral under our collateral finance facilities with HSBC so long as certain conditions are met during the forbearance period which ends on December 31, 2008. These conditions include certain minimum net worth maintenance covenants to be maintained throughout the forbearance period. After the forbearance period, HSBC would have the right under certain circumstances to request additional collateral based on a predefined formula. Following the closing of the 2007 New Capital Transaction, on May 10, 2007, $40.0 million of the additional collateral noted above was returned to us. On September 7, 2007, we terminated this facility in connection with the establishment of the Clearwater Re transaction. In addition to repaying the $188.5 million notional amount due to HSBC, we paid $2.2 million in fees associated with the early termination of this facility. No collateral held under the amended and restated forbearance agreement (totaling $25.0 million as of the date of wind-up) was released in connection with the termination of this facility. The total collateral held at December 31, 2006 was $65.0 million, of which $40.0 million was released upon the change in control in 2007. No additional collateral amounts (out of the remaining $25.0 million) were released on wind up of HSBC I. See Note 22 “Subsequent Events” for further details on forbearance agreements executed with HSBC subsequent to December 31, 2007.
Orkney Re, Inc.
          On February 11, 2005, Orkney Holdings, LLC, a Delaware limited liability company (“Orkney I”), issued and sold in a private offering an aggregate of $850.0 million Series A Floating Rate Insured Notes due February 11, 2035 (the “Orkney Notes”). Orkney I was organized for the limited purpose of issuing the Orkney Notes and holding the stock of Orkney Re, Inc., originally a South Carolina special purpose financial captive insurance company, now a Delaware special purpose captive insurance company (“Orkney Re”). Scottish Re (U.S.), Inc. (“SRUS”) holds all of the limited liability company interest in Orkney I, and has contributed capital to Orkney I in the amount of $268.5 million. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2000 and December 31, 2003 reinsured by SRUS to Orkney Re. Proceeds from the Orkney Notes have been deposited into a series of trusts that collateralize the notes.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7. Collateral Finance Facilities and Securitization Structures (continued)
          The holders of the Orkney Notes cannot require repayment from us or any of our subsidiaries, other than Orkney I. The timely payment of interest and ultimate payment of principal for the Orkney Notes are guaranteed by MBIA Insurance Corporation.
          Interest on the principal amount of the Orkney Notes is payable quarterly at a rate equivalent to three month LIBOR plus 0.53%. At December 31, 2007, the interest rate was 5.23% (2006 — 5.91%). Any payment of principal, including by redemption, or interest on the Orkney Notes is sourced from dividends from Orkney Re, Inc. and the balances available in a series of trust accounts. Dividends may only be made with the prior approval of the Delaware Insurance Commissioner in accordance with the terms of its licensing orders and in accordance with applicable law. The Orkney Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Notes. Orkney I has the option to redeem all or a portion of the Orkney Notes prior to and on or after February 11, 2010, subject to certain call premiums.
          In accordance with FIN 46R, Orkney I is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney I has been consolidated in our financial statements. The assets of Orkney I have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of (loss) income show the investment return of Orkney I as investment income and the cost of the facility is reflected in collateral finance facilities expense. Funds in the securitization structure are fully used for the sole purpose of the securitization structure and hence not available for general corporate purposes.
Orkney Re II plc
          On December 21, 2005, Orkney Re II plc, a special purpose vehicle incorporated under the laws of Ireland (“Orkney Re II”), whose issued ordinary shares are held by a share trustee and its nominees in trust for charitable purposes, issued in a private offering $450.0 million of debt to external investors. The debt consisted of $382.5 million Series A-1 Floating Rate Guaranteed Notes (the “Series A-1 Notes”), $42.5 million in aggregate principal amount of Series A-2 Floating Rate Notes (the “Series A-2 Notes”), and $25.0 million Series B Floating Rate Notes (the “Series B Notes”), all due December 31, 2035 (collectively, the “Orkney Re II Notes”). The Orkney Re II Notes are listed on the Irish Stock Exchange. Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2004 reinsured by SRUS to Orkney Re II. Proceeds from the Orkney Re II Notes have been deposited into a series of trusts that collateralize the notes.
          The holders of the Orkney Re II Notes cannot require repayment from us or any of our subsidiaries, only from Orkney Re II. Assured Guaranty (UK) Ltd. has guaranteed the timely payment of the scheduled interest payments and the principal on the maturity date, December 21, 2035, of the Series A-1 Notes.
          The debt issued to SALIC consisted of $30.0 million of Series C Floating Rate Notes (“series C Notes”) due December 21, 2036, and $5.0 million of Series B Notes. These Series C Notes accrue interest only until the Orkney Re II Notes are fully repaid. SRGL owns $0.5 million Series D Convertible Notes due December 21, 2036 and 76,190,000 Preference Shares of $1.00 each in capital.
          Interest on the principal amount of the Orkney Re II Notes is payable quarterly at a rate equivalent to three-month LIBOR plus 0.425% for the Series A-1 Notes, three-month LIBOR plus 0.73% for the Series A-2 Notes, and three-month LIBOR plus 3.0% for the Series B Notes. At December 31, 2007, the interest rate on the Series A-1 Notes was 5.13%, Series A-2 Notes was 5.43%, and Series B Notes was 7.70%. The Orkney Re II Notes also contain a customary limitation on lien provisions and customary events of default provisions, which, if breached, could result in the accelerated maturity of the Orkney Re II Notes. Orkney Re II has the option to redeem all or a portion of the Orkney Re II Notes, subject to certain call premiums and available (unencumbered) funds.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7. Collateral Finance Facilities and Securitization Structures (continued)
          In accordance with FIN 46R, Orkney Re II is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Orkney Re II has been consolidated in our financial statements. The assets of Orkney Re II have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of (loss) income show the investment return of Orkney Re II as investment income and the cost of the securitization structure is reflected in collateral finance facilities expense. Funds in the securitizations are primarily used for the purpose of the securitizations and hence not available for general corporate purposes. See Note 3, “Investments”.
HSBC II
          On December 22, 2005, we entered into a second agreement with HSBC for a 20 year collateral finance facility (“HSBC II”) that provides up to $934.0 million of financing for the purpose of collateralizing intercompany reinsurance obligations on a portion of the business acquired from ING subject to Regulation XXX reserve requirements. Simultaneously, we entered into a total return swap with HSBC under which we are entitled to the total return of the investment portfolio of the trust established for this facility. In accordance with FIN 46R, the trust associated with this facility is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest in the trust. As a result, the trust has been consolidated in our financial statements. The total return swap represents a variable interest in the underlying trust, and therefore all fair value movements eliminate upon consolidation. The assets of the trust have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of (loss) income show the investment return of the trust as investment income and the cost of the facility is reflected in collateral finance facilities expense. Funds in this facility are fully used for the purpose of the facility and hence not available for general corporate purposes. See Note 3, “Investments”. As at December 31, 2007, $595.0 million (2006 — $529.4 million) of this facility was being utilized.
          As mentioned under the HSBC I facility above, we entered into an amended and restated forbearance agreement with HSBC. This agreement includes certain minimum net worth maintenance covenants to be maintained throughout the forbearance agreement, which in the event of default, provides full recourse to SALIC See Note 22 “Subsequent Events” for further details on forbearance agreements executed with HSBC subsequent to December 31, 2007.
Ballantyne Re plc
          On May 2, 2006, Ballantyne Re plc, a special purpose vehicle incorporated under the laws of Ireland (“Ballantyne”) issued in a private offering $1.74 billion of debt to external investors and $178.0 million of debt to SALIC. Excluding associated premium and discounts on issue, the total debt issued to external investors (collectively, the “Notes”) consisted of:
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

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7. Collateral Finance Facilities and Securitization Structures (continued)
•	$42.0 million of Class C-1 Subordinated Variable Interest Rate Notes.
          The debt issued to SALIC consisted of $8.0 million of Class C-1 Subordinated Variable Interest Rate Notes and $170.0 million Class C-2 Subordinated Variable Interest Rate Notes, which SALIC intended to hold (collectively, the “SALIC Notes”, and together with the Notes, the “Ballantyne Notes”). Concurrently with its offering of the Ballantyne Notes, Ballantyne issued (i) $500,000 of Class D Convertible Notes, which were purchased by SRGL, (ii) $163.0 million Redeemable Preference Shares of U.S. $1.00 par value per share which were purchased by SALIC, and (iii) $18.2 million Non-Redeemable Preference Shares of U.S. $1.00 par value per share which were also purchased by SALIC. Interest on the principal amount of the Ballantyne Notes is payable in intervals ranging from every 28 days to monthly to annually, depending on the note, initially at a rate equivalent to one-month LIBOR plus 0.61% for the Class A-1 Floating Rate Notes (and after May 2, 2022, one-month LIBOR plus 1.22%), one-month LIBOR plus 0.31% for the Class A-2 Floating Rate Guaranteed Notes Series A (and after May 2, 2027, one-month LIBOR plus 0.62%), one-month LIBOR plus 0.36% for the Class A-2 Floating Rate Guaranteed Notes Series B (and after May 2, 2027, one-month LIBOR plus 0.72%), 4.99%, 4.99%, 5.00% and 5.01% for Series A, Series B, Series C, and Series D of the Class A-3 Notes, respectively (with the rate on the Class A-3 Notes to reset every 28 days), 7.51% for the Class B-1 Subordinated Notes, one-month LIBOR plus 2.00% for the Class B-2 Subordinated Floating Rate Notes, and a variable rate based on performance of the underlying block of business for the Class C-1 Subordinated Variable Interest Rate Notes and the Class C-2 Subordinated Variable Interest Rate Notes.
          Proceeds from the offering were used to fund the Regulation XXX reserve requirements for a portion of the business acquired from ING. $1.65 billion of the proceeds from the Ballantyne Notes were deposited into a series of accounts that were ultimately intended to collateralize the reserve obligations of SRUS.
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
          In accordance with FIN 46R, Ballantyne Re is considered to be a variable interest entity and we are considered to hold the primary beneficial interest. As a result, Ballantyne Re is consolidated in our financial statements. The assets of Ballantyne Re are recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of (loss) income include the investment return of Ballantyne Re as investment income and the cost of the securitization structure is reflected in collateral finance facilities expense. Funds in the securitizations are fully used for the sole purpose of the securitizations and hence not available for general corporate purposes. See Note 3, “Investments”.
          Under the contractual terms of the Ballantyne Re indenture, the Class C-1 and Class C-2 Notes issued in connection with the Ballantyne Re securitization require Ballantyne Re to write-off all or a portion of the accrued interest and principal of the notes if the equity balance of Ballantyne Re (determined in accordance with International Financial Reporting Standards) falls below a specified amount as of September 30 of any year. As of September 30, 2007, such equity balance was below the specified amount primarily due to fair value declines on Ballantyne Re’s investment portfolio. Under the terms of the Ballantyne Re Indenture, the Class C Notes, including principal and accrued interest that were written off, resulted in a realized gain of $27.1 million, comprising $20.0 million of principal, net of the associated premium and discount, and $7.1 million of accrued interest, on the extinguishment of third party debt in accordance with SFAS No. 140 “Accounting for Transfers and Servicing of Financial Assets and Extinguishment of Liabilities” (“SFAS No. 140”). As at December 31, 2007, $20.7 million of Class C-1 Notes (2006 — $42.0 million) were outstanding.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7. Collateral Finance Facilities and Securitization Structures (continued)
          Refer to Note 22 “Subsequent Events” for details of amendments effected to the Ballantyne Re collateral finance facility subsequent to December 31, 2007.
Reinsurance Facility
          On December 22, 2005, we entered into a long term reinsurance facility (“Reinsurance Facility”), with a third-party Bermuda-domiciled reinsurer that provides up to $1.0 billion of collateral support for a portion of the business acquired from ING and subject to Regulation XXX reserve requirements. The Bermuda reinsurer provides reserve credit in the form of letters of credit or assets in trust equal to the statutory reserves. As at December 31, 2007, $904.6 million (2006 — $884.9 million) of collateral support was being provided.
Clearwater Re
          On June 25, 2007, Clearwater Re Limited (“Clearwater Re”) was incorporated under the laws of Bermuda and issued in a private offering $365.9 million of Floating Rate Variable Funding Notes due August 11, 2037 to external investors (the “Clearwater Re Notes”). Proceeds from this offering were used to fund the Regulation XXX reserve requirements for a defined block of level premium term life insurance policies issued between January 1, 2004 and December 31, 2006 reinsured by SRUS. Clearwater Re replaces HSBC I, which has been terminated. Prior to its termination, the HSBC I facility had provided $188.5 million of Regulation XXX reserve funding. Proceeds from the Clearwater Re Notes have been deposited into a reinsurance credit trust to collateralize the statutory reserve obligations of the defined block of policies noted above. External investors have committed to funding up to $555.0 million in order to fund the ongoing Regulation XXX collateral requirements on this block.
          Payment of interest and principal under the Clearwater Re Notes on the maturity date and following an event of default by Clearwater Re and related acceleration of the Clearwater Re Notes are guaranteed by SALIC and by SRGL.
          Interest on the principal amount of the Clearwater Re Notes is payable quarterly at a rate equivalent to three month LIBOR plus a spread determined by SALIC’s insurance financial strength rating and SRGL’s senior unsecured credit rating. At December 31, 2007, the interest rate was 6.63%.
          The Clearwater Re Notes also contain customary events of default provisions, which if breached, could result in the accelerated maturity of the Clearwater Re Notes. See Note 22 “Subsequent Events” for further details on forbearance agreements executed with the relevant counterparties to the Clearwater Re facility subsequent to December 31, 2007.
          In accordance with FIN 46R, Clearwater Re is considered to be a variable interest entity and we are deemed to hold the primary beneficial interest. As a result, Clearwater Re is consolidated in our financial statements. The assets of Clearwater Re have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of (loss) income include the investment return of Clearwater Re as investment income and the cost of the facility is reflected in collateral finance facilities expense. Funds in the securitizations are fully used for the sole purpose of the securitizations and hence not available for general corporate purposes. See Note 3, “Investments”.
          Consolidated collateral finance facilities and securitization structures
          The following table reflects the significant balances, after elimination entries, attributable to the collateral finance facilities and securitization structures providing collateral support to the Company as at and for the year ended December 31, 2007:

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7.	Collateral Finance Facilities and Securitization Structures (continued)

	As at and for the Year Ended December 31, 2007
	Clearwater	Ballantyne		Orkney Re
(U.S. dollars in millions)	Re	Re	Orkney I	II	HSBC I	HSBC II	Total
Assets
Investments	$381.4	$1,940.0	$1,158.9	$461.7	$—	$561.9	$4,503.9
Cash and cash equivalents	144.2	151.9	122.4	35.1	—	21.1	474.7
Other assets	94.7	68.3	124.9	67.2	—	11.2	366.3

Total assets	$620.3	$2,160.2	$1,406.2	$564.0	$—	$594.2	$5,344.9

Liabilities
Reserves for future policy benefits	$122.8	$675.6	$283.1	$97.3	$—	$—	$1,178.8
Collateral finance facilities	365.9	1,719.5	850.0	450.0	—	595.0	3,980.4
Other liabilities	7.7	35.9	12.2	5.1	—	—	60.9

Total liabilities	$496.4	$2,431.0	$1,145.3	$552.4	$—	$595.0	$5,220.1

Revenues
Premiums earned, net	$40.1	$274.0	$106.0	$56.8	$—	$—	$476.9
Investment income, net	7.8	144.2	69.2	32.6	6.5	31.1	291.4
Net realized gains (losses)	(1.5)	(604.6)	(63.4)	(115.7)	—	(34.5)	(819.7)
Gain on extinguishment of third party debt	—	20.0	—	—	—	—	20.0

Total revenues	$46.4	$(166.4)	$111.8	$(26.3)	$6.5	$(3.4)	$(31.4)

Expenses
Claims and other policy benefits	$31.5	$209.4	$92.1	$40.5	$—	$—	$373.5
Acquisition costs and other insurance expenses, net	11.1	66.0	26.5	12.3	—	—	115.9
Operating expenses	0.1	0.6	0.6	0.4	—	—	1.7
Collateral finance facilities expense	8.8	114.5	57.4	31.0	7.1	33.8	252.6

Total benefits and expenses	$51.5	$390.5	$176.6	$84.2	$7.1	$33.8	$743.7

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
7.	Collateral Finance Facilities and Securitization Structures (continued)
     The following table reflects the significant balances, after elimination entries, attributable to the collateral finance facilities and securitization structures providing collateral support to the Company as at and for the year ended December 31, 2006:

	As at and for the Year Ended December 31, 2006
	Ballantyne	Orkney	Orkney
(U.S. dollars in millions)	Re	I	Re II	HSBC I	HSBC II	Total
Assets
Investments	$2,423.0	$1,191.5	$556.2	$178.4	$509.2	$4,858.3
Cash and cash equivalents	170.4	105.8	27.2	15.5	24.0	342.9
Other assets	83.3	36.7	75.9	0.7	1.0	197.6

Total assets	$2,676.7	$1,334.0	$659.3	$194.6	$534.2	$5,398.8

Liabilities
Reserves for future policy benefits	$630.4	$258.8	$82.6	$—	$—	$971.8
Collateral finance facilities	1,739.5	850.0	450.0	188.5	529.4	3,757.4
Other liabilities	23.7	42.6	6.4	5.2	—	77.9

Total liabilities	$2,393.6	$1,151.4	$539.0	$193.7	$529.4	$4,807.1

Revenues
Premiums earned, net	$219.7	$121.3	$62.9	$—	$—	$403.9
Investment income, net	91.2	65.1	29.6	10.5	26.4	222.8
Net realized gains (losses)	0.4	(0.4)	—	—	—	—

Total revenues	$311.3	$186.0	$92.5	$10.5	$26.4	$626.7

Expenses
Claims and other policy benefits	$276.8	$83.9	$45.1	$—	$—	$405.8
Acquisition costs and other insurance expenses, net	53.2	27.0	11.4	—	—	91.6
Operating expenses	0.4	0.3	0.3	—	—	1.0
Collateral finance facilities expense	70.0	51.9	28.0	10.5	22.9	183.3

Total benefits and expenses	$400.4	$163.1	$84.8	$10.5	$22.9	$681.7

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
8.	Debt Obligations and Other Funding Arrangements

Long-term debt consists of:

	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Capital securities due 2032	$17,500	$17,500
Preferred trust securities due 2033	20,000	20,000
Trust preferred securities due 2033	10,000	10,000
Trust preferred securities due 2034	32,000	32,000
Trust preferred securities due 2034	50,000	50,000

	$129,500	$129,500

4.5% Senior Convertible Notes
           On November 22, 2002 and November 27, 2002, we issued $115.0 million (which included an over-allotment option of $15.0 million) of 4.5% Senior Convertible Notes, which are due December 1, 2022.
          The notes were redeemable at our option or at a holder’s option in whole or in part beginning on December 6, 2006, at a redemption price equal to 100% of the principal amount of the notes plus accrued and unpaid interest.
          On December 6, 2006, we repurchased nearly all of the $115.0 million 4.5% Senior Convertible Notes issued by Scottish Re, which note holders had the right to put to us. The remaining Senior Convertible Notes were called and fully repaid in January 2007.
Capital Securities Due 2032
          On December 4, 2002, Scottish Holdings Statutory Trust I, a Connecticut statutory business trust (“Capital Trust”) issued and sold in a private offering an aggregate of $17.5 million Floating Rate Capital Securities (the “Capital Securities”). All of the common shares of the Capital Trust are owned by Scottish Holdings, Inc., our wholly owned subsidiary.
          The Capital Securities mature on December 4, 2032. They are redeemable in whole or in part at any time after December 4, 2007. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2007 and December 31, 2006, the interest rates were 8.70% and 9.36%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. The Capital Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Debentures due December 4, 2032 (as defined below).
          The sole assets of the Capital Trust consist of $18.0 million principal amount of Floating Rate Debentures (the “Debentures”) issued by Scottish Holdings, Inc. The Debentures mature on December 4, 2032 and interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 4%. At December 31, 2007 and December 31, 2006, the interest rates were 8.70% and 9.36%, respectively. Prior to December 4, 2007, interest cannot exceed 12.5%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 4, 2032. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Debentures at any time after December 4, 2007 and in the event of certain changes in tax or investment company law.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
8.	Debt Obligations and Other Funding Arrangements (continued)
          SALIC has guaranteed Scottish Holdings, Inc.’s obligations under the Debentures and distributions and other payments due on the Capital Securities.
Preferred Trust Securities Due 2033
          On October 29, 2003, Scottish Holdings, Inc. Statutory Trust II, a Connecticut statutory business trust (“Capital Trust II”) issued and sold in a private offering an aggregate of $20.0 million Preferred Trust Securities (the “Preferred Trust Securities”). All of the common shares of Capital Trust II are owned by Scottish Holdings, Inc.
          The Preferred Trust Securities mature on October 29, 2033. They are redeemable in whole or in part at any time after October 29, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.95%. At December 31, 2007 and December 31, 2006, the interest rates were 8.65% and 9.31%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Capital Trust II may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2033 Floating Rate Debentures due October 29, 2033 (as described below).
          The sole assets of Capital Trust II consist of $20.6 million principal amount of Floating Rate Debentures (the “2033 Floating Rate Debentures”) issued by Scottish Holdings, Inc. The 2033 Floating Rate Debentures mature on October 29, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.95%. At December 31, 2007 and December 31, 2006, the interest rates were 8.65% and 9.31%, respectively. Prior to October 29, 2008, interest cannot exceed 12.45%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than October 29, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2033 Floating Rate Debentures at any time after October 29, 2008 and in the event of certain changes in tax or investment company law.
          SALIC has guaranteed Scottish Holdings, Inc.’s obligations under the 2033 Floating Rate Debentures and distributions and other payments due on the Preferred Trust Securities.
Trust Preferred Securities Due 2033
          On November 14, 2003, GPIC Holdings Inc. Statutory Trust, a Delaware statutory business trust (“GPIC Trust”) issued and sold in a private offering an aggregate of $10.0 million Trust Preferred Securities (the “2033 Trust Preferred Securities”). All of the common shares of GPIC Trust are owned by Scottish Holdings, Inc.
          The 2033 Trust Preferred Securities mature on September 30, 2033. They are redeemable in whole or in part at any time after September 30, 2008. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.90%. At December 31, 2007 and December 31, 2006, the interest rates were 8.60% and 9.26%, respectively. GPIC Trust may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the Junior Subordinated Notes due September 30, 2033 (as described below).
          The sole assets of GPIC Trust consist of $10.3 million principal amount of Junior Subordinated Notes (the “Junior Subordinated Notes”) issued by Scottish Holdings, Inc. The Junior Subordinated Notes mature on September 30, 2033 and interest is payable quarterly at 3 month LIBOR plus 3.90%. At December 31, 2007 and December 31, 2006, the interest rates were 8.60% and 9.26%, respectively. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than September 30, 2033. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the Junior Subordinated Notes at any time after September 30, 2008 and in the event of certain changes in tax or investment company law.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
8.	Debt Obligations and Other Funding Arrangements (continued)
          SALIC has guaranteed Scottish Holdings, Inc.’s obligations under the Junior Subordinated Notes and distributions and other payments due on the trust preferred securities.
Trust Preferred Securities Due 2034
          On May 12, 2004, Scottish Holdings, Inc. Statutory Trust III, a Connecticut statutory business trust (“Capital Trust III”) issued and sold in a private offering an aggregate of $32.0 million Trust Preferred Securities (the “2034 Trust Preferred Securities”). All of the common shares of Capital Trust III are owned by Scottish Holdings, Inc.
          The 2034 Trust Preferred Securities mature on June 17, 2034. They are redeemable in whole or in part at any time after June 17, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.80%. At December 31, 2007 and December 31, 2006, the interest rate was 8.50% and 9.16%, respectively. Prior to June 17, 2009, interest cannot exceed 12.50%. Capital Trust III may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis if Scottish Holdings, Inc. defers interest on the 2034 Floating Rate Debentures due June 17, 2034 (as described below).
          The sole assets of Capital Trust III consist of $33.0 million principal amount of Floating Rate Debentures (the “2034 Floating Rate Debentures”) issued by Scottish Holdings, Inc. The 2034 Floating Rate Debentures mature on June 17, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.80%. At December 31, 2007 and December 31, 2006 the interest rate was 8.50% and 9.16%, respectively. Prior to June 17, 2009, interest cannot exceed 12.50%. Scottish Holdings, Inc. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than June 17, 2034. Any deferred payments would accrue interest quarterly on a compounded basis. Scottish Holdings, Inc. may redeem the 2034 Floating Rate Debentures at any time after June 17, 2009 and in the event of certain changes in tax or investment company law.
          SALIC has guaranteed Scottish Holdings, Inc.’s obligations under the 2034 Floating Rate Debentures and distributions and other payments due on the 2034 Trust Preferred Securities.
Trust Preferred Securities Due 2034
          On December 18, 2004, SFL Statutory Trust I, a Delaware statutory business trust (“SFL Trust I”) issued and sold in a private offering an aggregate of $50.0 million Trust Preferred Securities (the “December 2034 Trust Preferred Securities”). All of the common shares of SFL Trust I are owned by Scottish Financial (Luxembourg) S.a.r.l.
          The December 2034 Trust Preferred Securities mature on December 15, 2034. They are redeemable in whole or in part at any time after December 15, 2009. Interest is payable quarterly at a rate equivalent to 3 month LIBOR plus 3.50%. At December 31, 2007, and December 31, 2006 the interest rate was 8.20% and 8.86%, respectively. Prior to December 15, 2009, interest cannot exceed 12.50%. SFL Trust I may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any deferred payments would accrue interest quarterly on a compounded basis.
          The sole assets of SFL Trust I consist of $51.5 million principal amount of Floating Rate Debentures (the “December 2034 Floating Rate Debentures”)issued by Scottish Financial (Luxembourg) S.a.r.l. The December 2034 Floating Rate Debentures mature on December 15, 2034 and interest is payable quarterly at 3 month LIBOR plus 3.50%. At December 31, 2007 and December 31, 2006 the interest rate was 8.20% and 8.86%, respectively. Prior to December 15, 2009, interest cannot exceed 12.50%. Scottish Financial (Luxembourg) S.a.r.l. may defer payment of the interest for up to 20 consecutive quarterly periods, but no later than December 15, 2034. Any

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
8.	Debt Obligations and Other Funding Arrangements (continued)
deferred payments would accrue interest quarterly on a compounded basis. Scottish Financial (Luxemburg) S.a.r.l. may redeem the December 2034 Floating Rate Debentures at any time after December 15, 2009 and in the event of certain changes in tax or investment company law.
          SALIC has guaranteed Scottish Financial (Luxembourg) S.a.r.l.’s obligations under the December 2034 Floating Rate Debentures and distributions and other payments due on the December 2034 Trust Preferred Securities.
Funding Agreements
Stingray
          On January 12, 2005, we entered into a put agreement with Stingray Investor Trust (“Stingray”) for an aggregate value of $325.0 million. Under the terms of the put agreement, we acquired an irrevocable put option to issue funding agreements to Stingray in return for the assets in a portfolio of 30 day commercial paper. This put option may be exercised at any time.
          In addition, we may be required to issue funding agreements to Stingray under certain circumstances, including, but not limited to, the non-payment of the put option premium and a non-payment of interest under any outstanding funding agreements under the put agreement. The facility matures on January 12, 2015. This transaction may also provide collateral for SRUS for reinsurance obligations under inter-company reinsurance agreements. At December 31, 2007 and 2006, $50.0 million was in use for this purpose. The put premium and interest costs incurred during the years ended December 31, 2007 and 2006 amounted to $11.1 million and $10.2 million, respectively, and is included in collateral finance facilities expense in the consolidated statements of income (loss). In accordance with FIN 46R, we are not considered to be the primary beneficiary and as a result, we are not required to consolidate Stingray. We are not responsible for any losses incurred by the Stingray Pass Through Trust. Any funds drawn down on the facility are included in interest sensitive contract liabilities on our balance sheet. As at December 31, 2007, $275.0 million was unutilized and available for use under this facility (2006 – $2.0 million).
          Refer to Note 22 “Subsequent Events” for details of drawdown on the Stingray facility subsequent to December 31, 2007.
Premium Asset Trust Series 2004-4
          On March 12, 2004, SALIC entered into an unsecured funding agreement with the Premium Asset Trust for an aggregate of $100 million. The funding agreement has a stated maturity of March 12, 2009 and accrues interest at a rate of three month LIBOR plus 0.922%, payable on a quarterly basis. The amount due under this funding agreement is included under interest sensitive contract liabilities on the consolidated balance sheet. As at December 31, 2007 and 2006, $100 million was outstanding under this facility.
          The funding agreements are included in interest sensitive contract liabilities in the accompanying balance sheet.
Credit Facilities
          On July 14, 2005, SALIC, Scottish Re (Dublin) Limited (“SRD”), SRUS and Scottish Re Limited entered into a $200.0 million, three-year revolving unsecured senior credit facility with a syndicate of banks to provide capacity for borrowing and extending letters of credit. All outstanding letters of credit under this facility were cancelled and the facility was terminated effective January 19, 2007.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
8.	Debt Obligations and Other Funding Arrangements (continued)
          On August 18, 2005, SRD entered into a $30.0 million three-year revolving, unsecured letter of credit facility with a syndicate of banks. Effective September 22, 2006, SALIC and SRD terminated the $30 Million Credit Agreement. All letters of credit outstanding under the agreement, in an aggregate of $10.0 million, were cancelled.
          On November 30, 2006, SALIC and Scottish Re Limited entered into a one year, $5.0 million letter of credit facility with a single bank on a fully secured basis. This facility was amended on October 31, 2007 to a term of two years and to a limit of $15.0 million. Outstanding letters of credit for SALIC at December 31, 2007 were $75,000. Outstanding letters of credit for Scottish Re Limited at December 31, 2007 were $3.3 million.
          On March 9, 2007, SALIC entered into a $100 million unsecured term loan facility with Ableco Finance LLC and Massachusetts Mutual Life Insurance Company, both of which are related parties to Cerberus and MassMutual Financial Group respectively. This facility was terminated on May 7, 2007 in conjunction with the $600.0 million equity investment by SRGL LDC and MassMutual Capital. The facility was not drawn down or utilized over the period it was in place.
9. Fair Value of Financial Instruments
          In the normal course of business, the Company invests in various financial assets and incurs financial liabilities. Fair values are disclosed for all financial instruments, for which it is practicable to estimate fair value, whether or not such values are recognized in the consolidated balance sheets. Fair values of financial instruments are based on quoted market prices where available. Fair values of financial instruments for which quoted market prices are not available are based on estimates using discounted cash flow or other valuation techniques. Those techniques are significantly affected by the assumptions used, including the discount rates and the estimated amounts and timing of future cash flows. In such instances, the derived fair value estimates cannot be substantiated by comparison to independent markets and are not necessarily indicative of the amounts that would be realized in a current market exchange. Certain financial instruments, particularly insurance contracts, are excluded from fair value disclosure requirements. Considerable judgment is often required in interpreting market data to develop estimates of fair value. Accordingly, the estimates presented herein may not necessarily be indicative of amounts that could be realized in a current market exchange. The use of different assumptions or valuation methodologies may have a material effect on the estimated fair value amounts (in thousands) shown in the table below.
          Where practical to estimate fair value, the following methods and assumptions were used by the Company in estimating the fair value of financial assets and liabilities:
          (i) The fair value of fixed maturity investments and funds withheld at interest is calculated using independent pricing sources which utilize brokerage quotes, proprietary models and market based information. Care should be used in evaluating the significance of these estimated fair values, which can fluctuate based on such factors as interest rates, inflation, monetary policy and general economic conditions.
          (ii) Fair values of preferred stock with active markets are based on quoted market prices. For other equity securities, fair values are based on external market valuations.
          (iii) Fair values for other investments, principally other direct equity investments, investment funds and limited partnerships, are based on the net asset value using financial statements or information provided by the investment manager.
          (iv) Fair values for collateral finance facilities are based on the fair value of the assets purchased from the issuance of the respective notes subject to conditions of the related indentures, in addition to the valuation of any guarantees supporting the related facility.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
9.	Fair Value of Financial Instruments (continued)
          (v) Fair values for our senior convertible notes was determined by a third party service provider with reference to similar quoted securities.
          (vi) Amounts payable under funding agreements are a component of interest sensitive contract liabilities. Fair value was determined by a third party service provider with reference to similar quoted securities.

	December 31, 2007		December 31, 2006
	Carrying	Estimated Fair	Carrying	Estimated Fair
(U.S. dollars in thousands)	Value	Value	Value	Value
Assets
Fixed maturity investments	$7,621,242	$7,621,242	$8,065,524	$8,065,524
Preferred stock	88,973	88,973	116,933	116,933
Other investments	62,664	62,664	65,448	65,448
Funds withheld at interest (excluding cash)	1,597,336	1,680,665	1,942,079	1,974,741
Liabilities
Collateral finance facilities	$3,980,379	$3,878,682	$3,757,435	$3,757,435
Long term debt	129,500	113,500	129,500	113,500
Amounts payable under funding agreements	100,320	70,320	365,331	256,000
10. Mezzanine Equity
          Convertible Cumulative Participating Preferred Shares
          On May 7, 2007, we completed the equity investment transaction by MassMutual Capital Partners LLC (“MassMutual Capital”), a member of the MassMutual Financial Group, and SRGL Acquisition, LDC, an affiliate of Cerberus Capital Management, L.P. (“Cerberus”), announced by us on November 27, 2006 (the “2007 New Capital Transaction”). Pursuant to the 2007 New Capital Transaction, MassMutual Capital and Cerberus each invested $300.0 million in us in exchange for 500,000 (1,000,000 in the aggregate) newly issued Convertible Cumulative Participating Preferred Shares. The gross proceeds were $600.0 million less $44.1 million in closing costs, which resulted in aggregate net proceeds of $555.9 million. Each Convertible Cumulative Participating Preferred Share has a par value of $0.01 per share with a liquidation preference of $600 per share, as adjusted for dividends or distributions as described further below. As of December 31, 2007, MassMutual Capital and Cerberus hold in the aggregate approximately 68.7% of our equity voting power, along with the right to designate two-thirds of the members of the Board of Directors.
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

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
10.	Mezzanine Equity (continued)
          We have accounted for the Convertible Cumulative Participating Preferred Shares in accordance with EITF D-98: “Classification and Measurement of Redeemable Securities”. Dividends on the Convertible Cumulative Participating Preferred Shares are cumulative and accrete daily on a non-compounding basis at a rate of 7.25% per annum on the stated value of $600.0 million. Dividends will only be paid in a liquidation preference scenario upon liquidation or change-in-control of the Company prior to the ninth anniversary. There have been no dividends accrued in the period as this scenario is not deemed probable at this time. As of December 31, 2007, the amount of dividends not accrued pursuant to the terms of the Convertible Cumulative Participating Preferred Shares is $28.8 million.
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
          The Convertible Cumulative Participating Preferred Shares rank, with respect to payment of dividends and distribution of assets upon voluntary or involuntary liquidation, dissolution or winding-up (a ''Liquidation Event’’): (a) senior to our ordinary shares and to each other class or series of our shares established by the board of directors, the terms of which do not expressly provide that such class or series ranks senior to or pari passu with the Convertible Cumulative Participating Preferred Shares as to payment of dividends and distribution of assets upon a Liquidation Event; (b) pari passu with each class or series of our shares, the terms of which expressly provide that such class or series ranks pari passu with the Convertible Cumulative Participating Preferred Shares as to payment of dividends and distribution of assets upon a Liquidation Event; and (c) junior to each other class or series of our securities outstanding as of the date of the completion of the 2007 New Capital Transaction that ranks senior to our ordinary shares, and to each class or series of our shares, the terms of which expressly provide that such class or series ranks senior to the Convertible Cumulative Participating Preferred Shares as to payment of dividends and distribution of assets upon a Liquidation Event and all classes of our preferred shares outstanding as of the completion of the 2007 New Capital Transaction.
          The Convertible Cumulative Participating Preferred Shares conversion price ($4.00 per ordinary share) was lower than the trading value of $4.66 of our ordinary shares on the date of issue. This discount has been accounted for as an embedded beneficial conversion feature in accordance with EITF 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingently Adjustable Conversion Ratios”, and EITF 00-27, “Application of Issue No. 98-5 to Certain Convertible Instruments”. Accordingly the Company recognized a $120.8 million embedded beneficial conversion feature, which reduced the Convertible Cumulative Participating Preferred Share issue amount shown in Mezzanine Equity and increased the amount of additional paid in capital. Under the accounting guidance above, we had the choice to accrete the full intrinsic value of the embedded beneficial conversion feature out of retained earnings over the nine year term of the shares or immediately due to the ability of

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
10.	Mezzanine Equity (continued)
the holders to convert at their option at any time. Given the ability of the holders to convert at any time, we elected to accrete the full intrinsic value of the embedded beneficial conversion feature on the date of issue. As we did not have any retained earnings on the date of issue, the $120.8 million beneficial conversion feature was accreted out of additional paid in capital into Mezzanine Equity.
          Pursuant to our Securities Purchase Agreement, dated November 26, 2006 (“the “Agreement”) with MassMutual Capital and Cerberus, certain representations and warranties were provided relating to our statutory accounting records. As disclosed in detail in Note 19, “Commitments and Contingencies” certain statutory accounting errors were discovered in the current year which has resulted in an indemnification claim against the Company. Resolution of this claim could result in a change in the conversion formula on these securities.
          Hybrid Capital Units
          On December 17, 2003 and December 22, 2003, we issued in a public offering a total of 5,750,000 HyCUs. The aggregate net proceeds were $141.9 million. Each HyCU consisted of (i) a purchase contract (“purchase contract”) to which the holder was obligated to purchase from us, on February 15, 2007, an agreed upon number of ordinary shares for a price of $25.00 and (b) a convertible preferred share with a liquidation preference of $25.00 (“Convertible Preferred Share”).
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
          On February 15, 2007, we received cash proceeds of $7.3 million to settle purchase contracts, in exchange for 293,500 of our ordinary shares. We also released to the settling holder 293,500 Convertible Preferred Shares which were previously held as collateral against the holder’s obligation under the purchase contracts. Also on February 15, 2007, we issued 7,146,978 of our ordinary shares to the holders of our HyCUs who did not settle in cash, and who had elected to surrender their Convertible Preferred Shares. On February 22, 2007, we exercised our right to foreclose on the 5,456,500 Convertible Preferred Shares held as collateral for the 5,456,500 purchase contracts that were not settled in cash.
          In aggregate, we issued 7,440,478 of our ordinary shares on February 15, 2007. We redeemed the 293,500 Convertible Preferred Shares for an aggregate of $7.3 million plus accrued dividends on May 21, 2007. Following their redemption on May 21, 2007, there were no Convertible Preferred Shares outstanding.
11.  Shareholders’ Equity
Ordinary Shares
          We are authorized to issue 590,000,000 ordinary shares of par value $0.01 each.
          During 2004, in order to provide additional capital to support the acquisition of the ING individual life reinsurance business, we signed a Securities Purchase Agreement on October 17, 2004 with the Cypress Merchant B Partners II (Cayman) L.P., Cypress Merchant B II-A C.V., Cypress Side-By-Side (Cayman) L.P. and 55th Street Partners II (Cayman) L.P. (collectively, the “Cypress Entities”). Pursuant to the Securities Purchase Agreement, we issued to the Cypress Entities on December 31, 2004:

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
11. Shareholders’ Equity (continued)
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

(iii)	The 7.00% Convertible Junior Subordinated Notes discussed in Note 8 “Debt Obligations and Other Funding Arrangements”.
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
          During the years ended December 31, 2006 and 2005, we issued 583,217 and 423,467 ordinary shares, respectively, to employees upon the exercise of stock options. No stock options were exercised during the year ended December 31, 2007. As more fully described in Note 13 “Employee Benefit Plans”, we issued 388,313 ordinary shares to the holders of restricted stock awards on May 14, 2007. At December 31, 2007, there were 68,383,370 outstanding ordinary shares.
          The following table summarizes the activity in our ordinary shares and non-cumulative perpetual preferred shares during the years ended December 31, 2007, 2006 and 2005:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Ordinary shares
Beginning of year	60,554,104	53,391,939	39,931,145
Issuance to holders of HyCUs on conversion of purchase contracts	7,440,478	—	—
Issuance to holders of restricted stock awards	388,313	—	—
Ordinary shares issued	—	6,578,948	7,660,000
Issuance to employees on exercise of options and awards	475	583,217	423,467
Issuance on exercise of warrants	—	—	5,377,327

End of year	68,383,370	60,554,104	53,391,939

Non-cumulative perpetual preferred shares
Beginning of year	5,000,000	5,000,000	—
Non-cumulative perpetual preferred shares issued	—	—	5,000,000

End of year	5,000,000	5,000,000	5,000,000

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
11.  Shareholders’ Equity (continued)
Prepaid Variable Share Forward Contract
          In connection with the December 23, 2005 ordinary share offering, we entered into forward sales agreements with affiliates of Bear, Stearns & Co. Inc. and Lehman Brothers, Inc. (the “forward purchasers”) and the forward purchasers borrowed and sold an aggregate of approximately 3,150,000 ordinary shares as their initial hedge of the forward sale agreements. Pursuant to the forward sale agreements, the forward purchasers agreed to pay us an aggregate of approximately $75.0 million on September 29, 2006 and an aggregate of approximately $75.0 million on December 29, 2006, subject to our right to receive a portion of such payment prior to the settlement dates. In exchange, on each of such dates we would deliver to the forward purchasers a variable number of ordinary shares based on the average market price of the ordinary shares, subject to a floor price of $22.80 and a cap price of $28.80. We also had the right to net share settle or cash settle the forward sale agreements. The fair value of the forward sales agreements at inception was reflected in shareholders’ equity (as a reduction in additional paid-in capital). In addition, the underwriting costs of the forward sales agreements were reflected in shareholders’ equity (as a reduction in additional paid-in capital).
          On June 26, 2006, we exercised our right of prepayment under the forward sale agreements and received 75% of the $150.0 million proceeds totaling $110.0 million, net of prepayment discounts of $2.5 million. This prepayment was recorded as a separate component of consolidated shareholders’ equity. The total amount of the discount related to the prepayment transaction was recorded as an imputed dividend charge over the applicable contract settlement period.
          On August 9, 2006, the forward purchasers notified us of the occurrence of “Increased Cost of Stock Borrow” under the forward sale agreements and proposed price adjustments thereto. Pursuant to the forward sales agreements, upon receipt of such notification, we were entitled to elect to (a) agree to amend the transactions to take into account the price adjustments; (b) pay the forward purchasers an amount corresponding to the price adjustments; or (c) terminate the transactions. On August 11, 2006, the forward purchasers proposed an amendment to the forward sales agreements which provided us an additional alternative, the acceleration of the scheduled maturity date to August 14, 2006 under each of the forward sales agreements. We agreed to this amendment on August 14, 2006. On August 17, 2006, we received cash proceeds of $36.5 million and issued 6,578,948 ordinary shares, which satisfied in full our obligation to deliver shares pursuant to the forward sales agreements and the forward purchasers’ obligations to pay us under such agreements. An imputed dividend was charged to earnings based on the pro-rated amount of time that elapsed from the original prepayment date until settlement date. The balance of the discount reduced the net proceeds on issuance of shares.
          Upon the settlement of the forward sales agreements, we have received $147.3 million in the aggregate and issued an aggregate 6,578,948 ordinary shares.
Preferred Shares
          We are authorized to issue 50,000,000 preferred shares of par value $0.01 each.
          On December 17, 2003 and December 22, 2003, in connection with our HyCU offering, we issued 5,750,000 convertible preferred shares. On February 15, 2007, we issued 293,500 ordinary shares in settlement of certain of the purchase contracts and 7,146,978 ordinary shares due to foreclosure of certain of the HyCU purchase contracts at 1.0607 ordinary shares per HyCU contract. See Note 10 “Mezzanine Equity” for additional description of the terms of the convertible preferred shares.
          On June 28, 2005, we priced our offering of 5,000,000 non-cumulative perpetual preferred shares and entered into a purchase agreement relating to the shares pursuant to which the underwriters of the offering agreed to

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
11.  Shareholders’ Equity (continued)
purchase the shares. Gross proceeds were $125.0 million and related expenses were $4.6 million. Settlement of the net proceeds occurred on July 6, 2005.
          Dividends on the perpetual preferred shares are payable on a non-cumulative basis at a rate per annum of 7.25% until the dividend payment date in July 2010. Thereafter, the dividend rate may be at a fixed rate determined through remarketing of the perpetual preferred shares for specific periods of varying length not less than six months or may be at a floating rate reset quarterly based on a predefined set of interest rate benchmarks. During any dividend period, unless the full dividends for the current dividend period on all outstanding perpetual preferred shares have been declared or paid, no dividend shall be paid or declared on our ordinary shares and no ordinary shares or other junior shares shall be purchased, redeemed or otherwise acquired for consideration. Declaration of dividends on the perpetual preferred shares is prohibited if we fail to meet specified capital adequacy, net income or shareholders’ equity levels. See Note 22 “Subsequent Events” for further information on dividends for the perpetual preferred shares subsequent to December 31, 2007.
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
          The perpetual preferred shares are rated “D” by Standard & Poor’s, “Caa3” by Moody’s, “C” by Fitch Ratings and “d” by A.M. Best Company at June 13, 2008.
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
          During the year ended December 31, 2003, we issued 200,000 ordinary shares upon the exercise of Class A Warrants and we repurchased 200,000 Class B Warrants for $3.0 million. As at December 31, 2007 and 2006, there were 2,650,000 Class A warrants outstanding.
          On December 31, 2004 and April 7, 2005, we issued 3,206,431 and 2,170,896, respectively, of Class C Warrants to the Cypress Entities. The Class C warrants were subsequently converted into ordinary shares on May 4, 2005.
General Restrictions
          The holders of the ordinary shares are entitled to receive dividends and are allowed one vote per share subject to certain restrictions in our Memorandum and Articles of Association.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
11.  Shareholders’ Equity (continued)
Dividends
          On July 28, 2006, the Board of Directors suspended the dividend on the ordinary shares. All future payments of dividends are at the discretion of our Board of Directors and will depend on our income, capital requirements, insurance regulatory conditions, operating conditions and such other factors as the Board of Directors may deem relevant.
          In accordance with the amended forbearance agreement with HSBC (see Note 7 “Collateral Finance Facilities and Securitization Structures”), we are prohibited from declaring any cash dividend, exclusive of the non-cumulative perpetual preferred shares, during the forbearance period from November 26, 2006 until December 31, 2008, unless at the time of declaration and payment of cash dividend, SALIC has an insurer financial strength rating of at least A- for Standard & Poor’s and A3 for Moody’s Investors Service.
          See Note 22 “Subsequent Events” for further information on dividends for the perpetual preferred shares subsequent to December 31, 2007.
12. Reinsurance
          Premiums earned are analyzed as follows for the year ended:

(U.S. dollars in thousands)	December 31, 2007	December 31, 2006	December 31, 2005
Premiums assumed	$2,275,144	$2,176,623	$2,155,279
Premiums ceded	(385,387)	(334,638)	(221,349)

Premiums earned	$1,889,757	$1,841,985	$1,933,930

          Reinsurance agreements may provide for recapture rights on the part of the ceding company. Recapture rights permit the ceding company to reassume all or a portion of the risk formerly ceded to the reinsurer after an agreed-upon period of time or in some cases due to changes in the financial condition or ratings of the reinsurer. Recapture of business previously ceded does not affect premiums ceded prior to the recapture of such business, but would reduce premiums, claims and commissions in subsequent periods.
          Claims and other policy benefits are net of reinsurance recoveries of $235.7 million, $344.2 million and $158.9 million during the years ended December 31, 2007, 2006 and 2005, respectively.
          At December 31, 2007 and 2006, there were no reinsurance ceded receivables associated with a single reinsurer with a carrying value in excess of 1% of total assets.
13. Employee Benefit Plans
          Pension Plan
          Defined contribution plan expenses for U.K. employees totaled $0.8 million, $0.7 million and $0.4 million for the years ended December 31, 2007, 2006 and 2005, respectively.
          Expenses for the defined contribution pension plan for Bermuda, Dublin and Cayman Islands based employees amounted to $0.5 million, $0.5 million and $0.4 million, in the years ended December 31, 2007, 2006 and 2005, respectively.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
13.  Employee Benefit Plans (continued)
          401(k) Plan
          We sponsor a 401(k) plan in the U.S. in which employee contributions on a pre-tax basis are supplemented by matching contributions. These contributions are invested, at the election of the employee, in one or more investment portfolios. Expenses for the 401(k) plan amounted to $2.8 million, $2.4 million and $2.2 million, in the years ended December 31, 2007, 2006 and 2005, respectively.
          Stock Based Incentive Compensation Plans
2007 Stock Option Plan
          On July 18, 2007, the shareholders of the Company approved and adopted the Scottish Re Group Limited 2007 Stock Option Plan (“2007 Plan”). The 2007 Plan provides for the granting of stock options to eligible employees, directors and consultants of the Company. The total number of our shares reserved and available for issuance under the 2007 Plan is 18,000,000. The exercise price of stock options granted under the 2007 Plan shall be the fair market value of our ordinary shares on the date of grant and such options shall expire ten years after the date of grant, or such shorter period as determined by the Compensation Committee (unless earlier exercised or terminated pursuant to the terms of the 2007 Plan). On July 18, 2007, we issued 10,620,000 options of which 2,250,000 options were to directors and 8,370,000 options were to eligible employees.
Options issued under the 2007 Plan vest as follows:

•	50% of an option grant to an employee or consultant vests based on the recipient’s continued employment with the Company (“Time-Based Options”). 20% of the Time-Based Options vest on the grant date and an additional 20% vest in four equal installments on each of the first, second, third and fourth anniversary of the grant date, based on continued employment. The Time-Based Options are exercisable upon vesting.

•	50% of an option grant to an employee or consultant vests based on the achievement of certain performance targets as established by the Board with respect to each relevant fiscal year (“Performance-Based Options”). 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the grant date, subject to the Company’s attainment of the performance targets established by the Board with respect to the relevant fiscal year. In addition, 10% of the Performance-Based Options vest following the close of each of the five fiscal years following the grant date, subject to the recipient’s respective division’s or segment’s attainment of the performance targets established by the Board with respect to the relevant fiscal year. Although the Performance-Based Options may vest, they shall not become exercisable until the end of the fifth fiscal year following May 7, 2007; provided, however, that if the Company achieves an A- rating or better from Standard & Poor’s or AM Best within eighteen (18) months following the closing of the 2007 New Capital Transaction, all Performance-Based Options with regard to fiscal years 2007 and 2008 will fully vest and become exercisable.

•	100% of options granted to directors vest on the grant date and are exercisable.
          Upon a change of control (as defined in the 2007 Plan), to the extent not previously cancelled or forfeited, all Time-Based Options and Performance-Based Options shall become 100% vested and exercisable.
Pre-Transaction Stock Options
          Upon closing of the 2007 New Capital Transaction on May 7, 2007, all unvested options issued under our five stock option plans (the “1998 Plan”, the “1999 Plan”, the “Harbourton Plan”, the “2001 Plan” and the “2004 Plan”, collectively the “Option Plans”) vested immediately. Under the terms of the Option Plans, the 2007 New

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
13.  Employee Benefit Plans (continued)
Capital Transaction qualified as a change-in-control (as defined therein), and, accordingly, all previously unrecognized compensation expense, totaling $2.0 million, was recognized immediately. Compensation expense for stock options for the period ended May 7, 2007 was $2.5 million. The exercisable options will expire at the end of their respective original terms of either seven or ten years, with such term length based on the date of grant.
          Option activity
          Option activity occurred under our plans as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Outstanding, beginning of year	1,715,019	2,583,737	2,488,736
Granted	8,356,000	154,000	631,001
Exercised	—	(583,217)	(422,867)
Cancelled	(1,384,175)	(439,501)	(113,133)

Outstanding, end of year	8,686,844	1,715,019	2,583,737

Options exercisable, end of year	4,542,319	1,118,872	1,587,203

          Of the 10,620,000 options issued on July 18, 2007, 6,535,000 are Time-Based Options and 4,085,000 are Performance Based options. The terms and conditions for the Performance-Based Options that were due to vest on December 31, 2007 were approved by the Compensation Committee on December 13, 2007 and subsequently communicated to eligible employees.. At that time, in accordance with SFAS No. 123(R), we were able to determine a grant date, calculate the fair value and recognize the expense of the Performance-Based Options. Based on this, of the 4,085,000 Performance Based Options issued on July 18, 2007, none were considered granted on July 18, 2007 as the terms and conditions had not yet been communicated to eligible employees. Upon approval of the Compensation Committee, 801,000 of the 4,085,000 Performance Based Options approved on July 18, 2007 were deemed granted on December 14, 2007.
          During the period July 19, 2007 to December 31, 2007, we granted an additional 850,000 Time Based Options and an additional 170,000 Performance Based Options to eligible employees.
          As at December 31, 2007, 3,666,000 Performance Based Options were approved but are not included in the tables in this Note as granted as we do not have a grant date to calculate the fair value in accordance with SFAS No. 123(R).
          The weighted average exercise price as at December 31, 2007 is as follows:

Outstanding, beginning of year	$19.55
Granted	$4.51
Exercised	—
Cancelled	$9.15

Outstanding, end of year	$6.74

Options exercisable, end of year	$8.87

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
13.  Employee Benefit Plans (continued)
          The vesting activity under our plans is as follows:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Nonvested, beginning of year	481,667	792,668	569,334
Granted	8,356,000	154,000	631,001
Vested	(4,642,667)	(307,667)	(327,000)
Cancelled	(279,000)	(157,334)	(80,667)

Nonvested, end of year	3,916,000	481,667	792,668

          The weighted average grant date fair value as at December 31, 2007 is as follows:

Nonvested, beginning of year	$11.37
Granted	$2.41
Vested	$3.14
Cancelled	$3.03

Nonvested, end of year	$2.61

          During the years ended December 31, 2007, 2006 and 2005, the following activity occurred under our plans:

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31 2006	December 31, 2005
Weighted average grant date fair value of options granted during the year	$2.4140	$11.9471	$11.1375
Total intrinsic value of options exercised	$—	$4,151,363	$4,898,372
Total fair value of options vested	$14,598,636	$3,186,767	$2,471,917
          Summary of options outstanding and exercisable at December 31, 2007:

		Options Outstanding			Options Exercisable
				Weighted			Weighted
			Weighted	Average		Weighted	Average
		Number of	Average	Remaining	Number of	Average	Remaining
Year of	Range of Exercise	Shares	Exercise	Contractual	Shares	Exercise	Contractual
Grant	Prices	Outstanding	Price	Life	Exercisable	Price	Life
1998	$15.00 – 15.00	300,002	$15.00	0.92	300,002	$15.00	0.92
1999	$7.94 – 15.00	98,600	$14.30	1.22	98,600	$14.30	1.22
2000	$7.94 – 9.00	68,000	$8.84	2.53	68,000	$8.84	2.53
2001	$13.50 – 18.76	81,167	$14.30	2.56	81,167	$14.30	2.56
2002	$16.58 – 21.51	286,050	$17.94	4.20	286,050	$17.94	4.20
2003	$17.47 – 17.70	19,000	$17.64	5.29	19,000	$17.64	5.29
2004	$21.70 – 23.61	51,000	$22.27	6.44	51,000	$22.27	6.44
2005	$24.17 – 26.10	351,000	$25.53	7.72	351,000	$25.53	7.72
2006	$18.90 – 24.75	90,000	$24.41	8.14	90,000	$24.41	8.14
2007	$0.82 – 4.76	7,342,025	$4.51	9.58	3,197,500	$4.65	9.56

	$0.82 – 26.10	8,686,844	$6.74	8.77	4,542,319	$8.87	8.02

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
13.  Employee Benefit Plans (continued)
          The aggregate intrinsic value of options outstanding was $0 at December 31, 2007. The aggregate intrinsic value of options exercisable was $0 at December 31, 2007.
          Valuation of Options in 2007 Plan
          Stock options are accounted for in accordance with SFAS 123(R). The fair value of each option award is estimated on the date of grant using the Black-Scholes option-pricing model, which uses the assumptions noted in the following table.
•	Expected dividend yield – The Company does not have a dividend policy at this time. We have assumed no dividends and under the Forbearance Agreement with HSBC, we are prohibited from declaring any cash dividend, exclusive of the Non-Cumulative Perpetual Preferred Shares, during the forbearance period from November 26, 2006 until December 31, 2008 and, therefore, we have used 0% for the expected dividend yield.

•	Expected volatility – The expected volatility is a measure of the amount by which a price has fluctuated and is expected to fluctuate during a period of time. The expected volatility of the Company’s stock is based on historical volatility.

•	Expected term – The expected term represents the anticipated amount of time between the grant date of the option and the exercise date or cancellation date based on historical data.

•	Risk free interest rate – The risk-free interest rate at the expected term of the option is based on the U.S. Treasury yield curve in effect at the time of grant.

July 18 –
December 31,
2007
Expected dividend yield	0.00%
Range of expected volatility	63.35% – 69.87%
Range of expected term	5.6 years – 8.2 years
Range of risk free interest rate	2.97% – 4.97%
          Non-cash compensation expense incurred for stock options for the years ended December 31, 2007, 2006 and 2005 was $12.5 million, $3.8 million and $2.5 million, respectively. Compensation expense for the year ended December 31, 2007 includes $2.5 million of compensation expense associated with the pre-2007 New Capital Transaction stock-based compensation plans. Upon closing the 2007 New Capital Transaction on May 7, 2007, all previously unrecognized compensation expense associated with the pre-2007 New Capital Transaction stock-based compensation plans was recognized immediately.
          We recognize compensation costs for stock options based on the vesting schedule described above. A portion of the Time Based Options vest immediately and the remainder are earned evenly over the requisite service period. The Performance Based Options are earned evenly over the period from the grant date to vesting date. There was no tax benefit during the year ended December 31, 2007.
          As of December 31, 2007, there was $7.5 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a period of up to five years or immediately upon a change in control. Upon a change in control, all stock options will immediately vest.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
13.  Employee Benefit Plans (continued)
Restricted Share Awards
          The Company has three restricted share award tranches based on the year of grant and service and performance period related to them: “2004-2006 Grants”, “2005-2007 Grants” and “2006-2008 Grants”, with each such grant made pursuant to the Company’s 2004 Equity Incentive Compensation Plan (as referenced above, the “2004 Plan”) and related Award Grant Guidelines. “2005-2007 Grants” and “2006-2008 Grants” are comprised of two components — restricted stock units and performance shares. The “2004-2006 Grants” tranche is comprised of performance shares only. During the quarter ended September 30, 2006, we concluded that the performance targets for the performance shares in all the tranches were no longer likely of being achieved and, as a result, we reversed $4.1 million of compensation expense relating to these performance shares. The “2004-2006 Grants” vested on December 31, 2006 and, as the performance targets for such awards were not met, these restricted share awards were cancelled.
          Upon the closing of the 2007 New Capital Transaction on May 7, 2007, all restricted stock units and 50% of the performance shares of the “2005-2007 Grants” and “2006-2008 Grants” vested immediately. Under the terms of the 2004 Plan, the 2007 New Capital Transaction qualified as a change-in-control (as defined therein) and, accordingly, previously unrecognized compensation expense relating to all the restricted stock units totaling $1.5 million and 50% of the performance shares totaling $5.7 million were recognized immediately. Compensation expense for restricted stock units and 50% of the performance shares for the period ended May 7, 2007 was $7.6 million. Non-cash compensation expense incurred for restricted share awards for the years ended December 31, 2006 and 2005 was $(1.1) million and $2.9 million, respectively. We recognized compensation costs for restricted share awards with cliff vesting evenly over the requisite service period.
          Holders of restricted share awards received ordinary shares of the Company equivalent to the amount of restricted stock units and performance shares they were entitled to less any shares withheld to satisfy tax withholding liabilities and including any dividends earned on the restricted share awards during the period from grant date to the date of the 2007 New Capital Transaction. On May 14, 2007, we issued 388,313 ordinary shares to the holders of the restricted share awards.
          Restricted share award activity under the 2004 ECP Plan is as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
	2007	2006	2005
Outstanding, beginning of year	634,002	659,200	95,700
Granted	—	283,000	589,000
Granted for dividends earned	4,425	—	—
Exercised	(775)	(18,013)	—
Cancelled	(249,339)	(290,185)	(25,500)
Ordinary shares issued, May 14, 2007	(388,313)	—	—

Outstanding, end of year	—	634,002	659,200

Restricted share units exercisable, end of year	—	—	—

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
13.  Employee Benefit Plans (continued)
          During the years ended December 31, 2006 and 2005, the weighted average grant date fair value of restricted stock awards is shown in the table below. There was no activity as at December 31, 2007, as all the restricted stock awards vested on May 7, 2007 and there have been no further grants in 2007.

	December 31,	December 31,
	2006	2005
Weighted average grant date fair value of awards	$23.6080	$24.2249

14. Taxation
          Domestic (loss) income before income tax for the years ended December 31, 2007, 2006 and 2005 is $(278.1) million, $192.4 million and $173.3 million, respectively. Foreign (loss) before income tax for the years ended December 31, 2007, 2006 and 2005 is $(774.6) million, $(339.9) million and $(59.7) million, respectively. Domestic income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is $5.9 million, $1.0 million and $1.8 million, respectively. Foreign income tax expense (benefit) for the years ended December 31, 2007, 2006 and 2005 is $(163.5) million, $219.6 million and $(18.2) million, respectively. We are not subject to income taxation other than as stated above. There can be no assurance that there will not be changes in applicable laws, regulations or treaties, which might require us to change the way we operate or become subject to taxes. At December 31, 2007 and December 31, 2006, we had tax net operating loss carry forwards of approximately $1,243 million and $817 million, respectively. $173 million are for our U.S. entities that expire in years 2020 through 2027. $109.8 million, $7.1 million and $953.6 million of the operating loss carry forward resulted from our U.K., Singapore and Irish entities, respectively, and have an unlimited carry forward period. These net operating loss carry forwards resulted primarily from current operations of Scottish Re (U.S.), Inc., Scottish Re Life Corporation, Scottish Holdings, Inc., Orkney Re, Inc, Ballantyne Re, Orkney Re II and Scottish Re Limited.
          At December 31, 2007, we had an alternative minimum tax carry forward of approximately $7.9 million. There are no foreign tax credit carry forwards.
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

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
14. Taxation (continued)
          Significant components of our deferred tax assets and liabilities as of December 31, 2007 and 2006, all of which arise outside of our home country, were as follows:

	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Deferred tax asset
Net operating losses	$312,242	$268,158
Reserves for future policy benefits	105,007	113,892
Unrealized depreciation on investments	—	15,730
Other than temporary impairments	57,161	—
Intangible assets	6,137	7,069
Alternative minimum tax credit	7,882	2,442
Collateral finance facilities costs	6,957	7,221
Other	19,517	16,545

Total deferred tax asset	514,903	431,057

Deferred tax liability
Unrealized appreciation on investments	(9,218)	—
Undistributed earnings of U.K. subsidiaries	(3,346)	(3,345)
Deferred acquisition costs	(75,731)	(65,599)
Reserves for future policy benefits	(131,431)	(210,184)
Present value of in-force	(14,367)	(15,932)
Other	(1,397)	(1,113)

Total deferred tax liability	(235,490)	(296,173)

Net deferred tax asset before valuation allowance	279,413	134,884
Valuation allowance	(272,590)	(304,861)

Net deferred tax asset (liability)	$6,823	$(169,977)

          At December 31, 2007 and 2006, we had a valuation allowance of $272.6 million and $304.9 million, respectively, established against our deferred tax assets representing a net $32.3 million decrease. We currently provide a valuation allowance against deferred tax assets when it is more likely than not that some portion, or all, of our deferred tax assets, will not be realized. During 2007, there were essentially four primary drivers associated with changes in the valuation allowance.
          First, there was a decrease in the valuation allowance of $136.8 million due to the expected utilization of net operating loss carry forwards at the U.S. consolidated tax life group to offset significant current year taxable income generated from the redomestication of Orkney Re, Inc. from South Carolina to Delaware, which occurred in May 2007. We redomesticated Orkney Re, Inc. to Delaware to, among other considerations, take advantage of the synergies created by having both Orkney Re, Inc. and our principle U.S. operating subsidiary, Scottish Re (U.S.), Inc., subject to a single regulator with a more comprehensive understanding of the overall combined business and statutory considerations. The net operating loss carry forwards which were previously written off via a valuation allowance can now be used as an offsetting valuation allowance release. The aforementioned amount also includes other current year movements in the deferred taxes associated with the U.S. consolidated tax life group.
          Second, there was a decrease in the valuation allowance of $44.4 million, as discussed below, related to the write down of a portion of the U.S. deferred tax asset in conjunction with the provisions of Section 382.
          Third, there was an increase in the valuation allowance of $228.0 million related to the other-than-temporary impairment charges. As a result of impairment charges taken during 2007 associated with changes in

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
14. Taxation (continued)
management’s intent and ability to hold those associated securities, we also established a valuation allowance against those losses. Previously, the associated deferred tax asset was supported by management’s intent and ability to retain such securities.
          Additionally, there was a decrease in the valuation allowance of $76.8 million related to the implementation and subsequent activity recorded in connection with FIN 48. Finally, other activity which impacted the valuation allowance movement included the valuation allowances recorded on the U.K., Irish and Singapore deferred taxes related to 2007 operating losses. As of the end of the year, the majority of our deferred tax assets of the U.S. consolidated tax life group are no longer net operating losses, which in previous periods were subject to a restricted carryforward period.
          The Company’s gross deferred tax asset is principally supported by the reversal of deferred tax liabilities. Finally, we have maintained a full valuation allowance against any remaining deferred tax asset in the U.S., U.K., Ireland and Singapore, given our inability to rely on future taxable income projections.
          For the years ended December 31, 2007, 2006 and 2005, we have income tax benefit (expense) from operations as follows:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Current tax expense (benefit)	$7,329	$(1,272)	$3,168
Deferred tax (benefit) expense	(164,929)	221,864	(19,602)

Total tax (benefit) expense	$(157,600)	$220,592	$(16,434)

          The weighted average expected tax provision has been calculated using the pre-tax accounting income (loss) in each jurisdiction multiplied by that jurisdiction’s applicable statutory tax rate. Reconciliation of the difference between the provision for income taxes and the expected tax provision at the weighted average tax rate for the years December 31, 2007, 2006 and 2005 is provided below:

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006	2005
Expected tax provision at weighted average rate	$(216,082)	$(83,209)	$(20,290)
Change in valuation allowance	74,729	293,890	—
Intercompany note cancellation	(29,308)	—	—
Write-down of goodwill	—	9,432	—
Other and state taxes	13,061	479	3,856

Total tax (benefit) expense	$(157,600)	$220,592	$(16,434)

          Income tax benefit for the year ended December 31, 2007 was $157.6 million compared to a $220.6 million expense in 2006. The benefit is primarily related to the release of a $136.8 million valuation allowance on deferred tax assets associated with net operating loss carryforwards and $34.8 million of other current year movements in the deferred taxes associated with the U.S. consolidated tax life group. The release of the valuation allowance principally relates to significant current year taxable income generated from the redomestication of Orkney I from South Carolina to Delaware, which occurred in May 2007. The net operating losses carryforwards utilized to offset

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
14. Taxation (continued)
the taxable income generated from the redomestication were previously written down via a valuation allowance, thus the utilization of these losses resulted in an offsetting valuation allowance release.
     Section 382 Event
          The investments made by MassMutual Capital and Cerberus on May 7, 2007 qualified as a change in ownership under Section 382 of the Internal Revenue Code. Section 382 operates to limit the future deduction of net operating losses that were in existence as of the change in ownership. As a result of this limitation, the Company has written off $142.6 million of net operating losses that it will be unable to utilize prior to expiration with respect to its U.S. entities. Because the Company had previously established a valuation allowance against these net operating losses, there is not a significant tax expense associated with Section 382 limitations.
     FIN 48 Adoption
          On January 1, 2007, we adopted FIN 48. As a result of the implementation of FIN 48, we recorded a net decrease to our beginning retained earnings of $18.0 million reflecting the establishment of a FIN 48 liability of $75.3 million (excluding previously recognized liabilities of $6.5 million and including interest and penalties of $8.9 million) offset by a $57.3 million reduction of our existing valuation allowance. We had total unrecognized tax benefits (excluding interest and penalties) of $72.7 million at January 1, 2007, the recognition of which would result in a $15.4 million benefit to the effective tax rate. At December 31, 2007 we had total unrecognized tax benefits (excluding interest and penalties) of $187.2 million, the recognition of which would result in a $17.2 million benefit to the effective tax rate.
          The following is a roll-forward of the Company’s FIN 48 unrecognized tax benefits from January 1, 2007 to December 31, 2007:

Year Ended
(U.S. dollars in thousands)	December 31, 2007
Total unrecognized tax benefits at January 1, 2007	$72,709
Gross amount of increases for prior year’s tax positions	—
Gross amount of increases for current year’s tax position	114,705
Gross amount of decreases in unrecognized tax benefits taken in the current period	—
Amount of decreases related to settlements	(165)
Reductions due to lapse of statutes of limitation	(59)
Foreign exchange and acquisitions	36

Total unrecognized tax benefits at December 31, 2007	$187,226

Unrecognized tax benefits that, if recognized, would favorably impact the effective tax rate	$17,159

          Interest and penalties (not included in the “unrecognized tax benefits” above) are a component of the position for income taxes.

Year Ended
(U.S. dollars in thousands)	December 31, 2007
Total interest and penalties in the balance sheet at January 1, 2007	$9,238
Total interest and penalties in the statement of operations	4,043

Total interest and penalties in the balance sheet at December 31, 2007	$13,281

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
14. Taxation (continued)
          It is reasonably possible that significant changes in the gross balance of unrecognized tax benefits may occur in the next 12 months due to tax years closing because the statutes of limitations have run. The unrecognized tax benefits are expected to decrease by $22.0 million in 2008.
          We file our tax returns as prescribed by the tax laws of the jurisdictions in which we operate. As of December 31, 2007, we remained subject to examination in the following major tax jurisdictions for the years indicated below:

Major Tax Jurisdictions	Open Years
U.S.
Life Group	2001 through 2007
Non-Life Group	2005 through 2007
Ireland	2003 through 2007
U.K.	2001 through 2007
15. Earnings per Ordinary Share
          The following table sets forth the computation of basic and diluted earnings per ordinary share under the two-class method and the if converted method, respectively, as required under SFAS No. 128 and EITF No. 03-06, “Participating Securities and the Two-Class Method under FASB Statement No. 128”. Basic earnings per share is computed based on the weighted average number of ordinary shares outstanding and assumes an allocation of net income to Convertible Cumulative Participating Preferred Shares for the period or portion of the period that this security is outstanding. We determined that in accordance with EITF 98-5, the non-cash beneficial conversion feature recorded on issue of the Convertible Cumulative Participating Preferred Shares amounting to $120.8 million is to be treated as a deemed dividend and deducted from the net loss attributable to ordinary shareholders for the purposes of calculating earnings per share. Under the provisions of SFAS No. 128, basic earnings per share are computed by dividing the net loss attributable to ordinary shareholders by the weighted average number of shares of our ordinary shares outstanding for the period. Diluted earnings per share is calculated based on the weighted average number of shares of ordinary shares outstanding plus the diluted effect of potential ordinary shares in accordance with the if converted method.
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

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
15. Earnings Per Ordinary share (continued)

	Year Ended	Year Ended	Year Ended
	December 31,	December 31,	December 31,
(U.S. dollars in thousands, except share data)	2007	2006	2005
Numerator
Net income (loss)	$(895,742)	$(366,714)	$130,197
Dividend declared on non-cumulative perpetual preferred shares	(9,062)	(9,062)	(4,758)
Deemed dividend on beneficial conversion feature related to convertible cumulative participating preferred shares	(120,750)	—	—
Imputed divided on prepaid variable share forward contract	—	(881)	—

Net income (loss) available (attributable) to ordinary shareholders	$(1,025,554)	$(376,657)	$125,439

Denominator
Denominator for basic earnings (loss) per ordinary share
Weighted average number of ordinary shares	67,303,066	56,182,222	43,838,261
Effect of dilutive securities
— Convertible cumulative participating preferred shares (convertible to 150,000,000 ordinary shares)*	—	—	—
— Stock options and restricted stock	—	—	661,693
— Warrants	—	—	2,237,663
— 4.5% Convertible Notes and Hybrid Capital Units	—	—	793,499

Denominator for dilutive earnings (loss) per ordinary share	67,303,066	56,182,222	47,531,116

Basic earnings (loss) per ordinary share	$(15.24)	$(6.70)	$2.86

Diluted earnings (loss) per ordinary share	$(15.24)	$(6.70)	$2.64

*	Due to the anti-dilutive effect on EPS, the following securities could potentially dilute EPS in the future:
•	Convertible cumulative participating preferred shares — 150,000,000 ordinary shares
•	Stock options — 8,686,844 ordinary shares
•	Warrants — 2,650,000 ordinary shares
16. Business Segments
          The accounting policies of our segments are the same as those described in Note 2 “Summary of Significant Accounting Policies”. We measure segment performance primarily based on income or loss before income taxes and minority interest. Our reportable segments are strategic business units that are primarily segregated by geographic region. We report segments in accordance with SFAS No. 131, “Disclosures about Segments of an Enterprise and Related Information”. Our segments are Life Reinsurance North America, Life Reinsurance International and Corporate and Other. The segment reporting is as follows:

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
16. Business Segments (continued)

	Year ended December 31, 2007
	Life Reinsurance
			Corporate
(U.S. dollars in thousands)	North America	International	and Other	Total
Revenues
Premiums earned, net	$1,773,388	$116,369	$—	$1,889,757
Investment income, net	577,256	12,529	9,913	599,698
Fee and other income	14,917	818	3,110	18,845
Net realized losses	(969,494)	(3,482)	(6,367)	(979,343)
Gain on extinguishment of third party debt	20,043	—	—	20,043
Change in value of embedded derivatives, net	(43,627)	—	—	(43,627)

Total revenues	1,372,483	126,234	6,656	1,505,373

Benefits and expenses
Claims and other policy benefits	1,473,563	84,686	—	1,558,249
Interest credited to interest sensitive contract liabilities	135,366	—	—	135,366
Acquisition costs and other insurance expenses, net	354,347	26,587	7,319	388,253
Operating expenses	53,358	39,450	76,108	168,916
Collateral finance facilities expense	274,734	—	14,364	289,098
Interest expense	12,726	11	5,435	18,172

Total benefits and expenses	2,304,094	150,734	103,226	2,558,054

Loss before income taxes and minority interest	$(931,611)	$(24,500)	$(96,570)	$(1,052,681)

	Year ended December 31, 2006
	Life Reinsurance
			Corporate
(U.S. dollars in thousands)	North America	International	and Other	Total
Revenues
Premiums earned, net	$1,719,239	$122,746	$—	$1,841,985
Investment income, net	584,359	24,106	8,159	616,624
Fee and other income	11,491	—	3,002	14,493
Net realized (losses) gains	(19,043)	(10,851)	2,489	(27,405)
Change in value of embedded derivatives, net	(16,197)	—	—	(16,197)

Total revenues	2,279,849	136,001	13,650	2,429,500

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
16. Business Segments (continued)

	Year ended December 31, 2006
	Life Reinsurance
			Corporate
	North America	International	and Other	Total
Benefits and expenses
Claims and other policy benefits	1,468,346	101,126	—	1,569,472
Interest credited to interest sensitive contract liabilities	172,967	—	—	172,967
Acquisition costs and other insurance expenses, net	360,737	37,332	11,116	409,185
Operating expenses	58,133	31,236	62,942	152,311
Goodwill impairment	—	33,758	367	34,125
Collateral finance facilities expense	205,210	—	10,581	215,791
Interest expense	11,613	—	11,526	23,139

Total benefits and expenses	2,277,006	203,452	96,532	2,576,990

Income (loss) before income taxes and minority interest	$2,843	$(67,451)	$(82,882)	$(147,490)

	Year ended December 31, 2005
	Life Reinsurance
			Corporate
(U.S. dollars in thousands)	North America	International	and Other	Total
Revenues
Premiums earned, net	$1,814,875	$119,055	$—	$1,933,930
Investment income, net	341,539	11,488	2,810	355,837
Fee and other income	9,233	—	3,083	12,316
Net realized gains	1,121	624	1,993	3,738
Change in value of embedded derivatives, net	(8,492)	—	—	(8,492)

Total revenues	2,158,276	131,167	7,886	2,297,329

Benefits and expenses
Claims and other policy benefits	1,365,599	76,906	—	1,442,505
Interest credited to interest sensitive contract liabilities	132,968	—	—	132,968
Acquisition costs and other insurance expenses, net	400,992	20,722	2,061	423,775
Operating expenses	48,849	25,276	41,448	115,573
Collateral finance facilities expense	43,113	—	5,033	48,146
Interest expense	10,823	—	9,915	20,738

Total benefits and expenses	2,002,344	122,904	58,457	2,183,705

Income (loss) before income taxes and minority interest	$155,932	$8,263	$(50,571)	$113,624

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
16. Business Segments (continued)
          Capital expenditures of each reporting segment were not material in the periods noted.
          Revenues from transactions with a single external customer did not amount to 10% or more of our revenues.

	December 31,	December 31,
(U.S. dollars in thousands)	2007	2006
Assets
Life Reinsurance
North America	$11,540,151	$12,288,682
International	439,719	432,897

Total Life Reinsurance	11,979,870	12,721,579
Corporate and Other	841,193	884,511

Total	$12,821,063	$13,606,090

          The following table summarizes the net premiums earned of each segment by product offering for the years ended December 31, 2007, 2006 and 2005.

		Financial
(U.S. dollars in millions)	Traditional	Solutions	Total
Year Ended December 31, 2007
Life Reinsurance North America	$1,737.2	$36.2	$1,773.4
Life Reinsurance International	116.4	—	116.4

Total	$1,853.6	$36.2	$1,889.8

Year Ended December 31, 2006
Life Reinsurance North America	$1,681.7	$37.5	$1,719.2
Life Reinsurance International	122.8	—	122.8

Total	$1,804.5	$37.5	$1,842.0

Year Ended December 31, 2005
Life Reinsurance North America	$1,762.1	$52.8	$1,814.9
Life Reinsurance International	119.0	—	119.0

Total	$1,881.1	$52.8	$1,933.9

          The following table summarizes the Company’s gross premiums written by geographic region. Allocations have been made on the basis of location of risk.

(U.S. dollars in millions)	North
Year Ended	America	Europe	Asia	Other	Total
December 31, 2007	$2,147.4	$89.3	$28.8	$0.2	$2,265.7
December 31, 2006	$2,067.6	$57.1	$44.3	$6.8	$2,175.8
December 31, 2005	$2,050.7	$38.5	$52.9	$10.6	$2,152.7

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
17. Quarterly Financial Data (Unaudited)
          Quarterly financial data for the year ended December 31, 2007 is as follows:

	Quarter Ended
(U.S. dollars in thousands, except share data)	December 31, 2007	September 30, 2007	June 30, 2007	March 31, 2007
Total revenue	$(128,904)	$415,880	$612,653	$605,744
Loss from continuing operations before income taxes and minority interest	(782,866)	(198,079)	(51,637)	(20,099)
Net (loss) income	(775,145)	(190,075)	102,690	(33,212)
Dividend declared on non-cumulative perpetual preferred shares	(2,265)	(2,266)	(2,265)	(2,266)
Deemed dividend on beneficial conversion feature related to convertible cumulative participating preferred shares	—	—	(120,750)	—
Imputed dividend on prepaid variable share forward contract	—	—	—	—

Net loss attributable to ordinary shareholders	$(777,410)	$(192,341)	$(20,325)	$(35,478)

Basic loss per ordinary share	$(11.37)	$(2.81)	$(0.30)	$(0.55)

Diluted loss per ordinary share	$(11.37)	$(2.81)	$(0.30)	$(0.55)

          Quarterly financial data for the year ended December 31, 2006 is as follows:

	Quarter Ended
(U.S. dollars in thousands, except share data)	December 31, 2006	September 30, 2006	June 30, 2006	March 31, 2006
Total revenue	$646,207	$611,346	$593,626	$578,321
(Loss) income from continuing operations before income taxes and minority interest	(114,825)	(6,806)	(32,413)	6,554
Net (loss) income	(231,558)	(27,415)	(121,590)	13,849
Dividend declared on non-cumulative perpetual preferred shares	(2,265)	(2,266)	(2,265)	(2,266)
Imputed dividend on prepaid variable share forward contract	—	(809)	(72)	—

Net (loss) income (attributable) available to ordinary shareholders	$(233,823)	$(30,490)	$(123,927)	$11,583

Basic (loss) earnings per ordinary share	$(3.86)	$(0.54)	$(2.31)	$0.22

Diluted (loss) earnings per ordinary share	$(3.86)	$(0.54)	$(2.31)	$0.20

          Computations of results per share for each quarter are made independently of results per share for the year. Due to rounding and transactions affecting the weighted average number of shares outstanding in each quarter, the sum quarterly results per share does not equal results per share for the year.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
18. Comprehensive Income (Loss)
          On December 31, 2006, we adopted Financial Accounting Standards SFAS No. 158, “Employers’ Accounting for Defined Benefit Pension and other Postretirement Plans”. Upon adoption we recorded a $2.9 million reduction in comprehensive income (loss) for the year ended December 31, 2006. However, the cumulative effect of the change in accounting, net of tax should have been recorded as a separate component of accumulated other comprehensive income (loss). As of December 31, 2006, we previously reported comprehensive income (loss) of $(356.4) million for the year. With this revised presentation, comprehensive income (loss) for the year ended December 31, 2006 was $(353.5) million.
          This revised presentation has been reflected in this Form 10-K for the year ending December 31, 2007, since we consider the adjustment to be not material in the context of comprehensive income (loss) for the year ended December 31, 2006.
19. Commitments and Contingencies
          Mediation
          On June 16, 2005, we requested mediation from Employers Reinsurance Corporation (“ERC”) pursuant to the stock purchase agreement transferring a 95% interest in Scottish Re Life Corporation (formerly ERC Life Corporation) to Scottish Holdings, Inc. We assert that ERC breached certain representations and warranties under the agreement. Any negative outcome from this mediation will not have a material adverse impact on our financial position because the asserted breaches have already been fully reflected in our financial position at December 31, 2007. The parties have held two mediation sessions, but have been unable to resolve the dispute. No date has been scheduled for a future mediation session.
          Class Action Lawsuit
          On August 2, 2006, a putative class action lawsuit was filed against us and certain of our current and former officers and directors in the U.S. District Court for the Southern District of New York on behalf of a putative class consisting of investors who purchased our publicly traded securities between December 16, 2005 and July 28, 2006. Between August 7, 2006 and October 3, 2006, seven additional related class action lawsuits were filed against us, certain of our current and former officers and directors, and certain third parties. Two of the complaints were filed on August 7, 2006, and the remaining five complaints were filed on August 14, 2006, August 22, 2006, August 23, 2006, September 15, 2006, and October 3, 2006, respectively. Each of the class actions filed seeks an unspecified amount of damages, as well as other forms of relief. On October 12, 2006, all of the class actions were consolidated. On December 4, 2006, a consolidated class action complaint was filed. The complaint names us; Dean E. Miller, our former Chief Financial Officer; Scott E. Willkomm, our former Chief Executive Officer; Elizabeth Murphy, our former Chief Financial Officer; our former Board members Michael Austin, Bill Caulfeild-Browne, Robert Chmely, Michael French, Lord Norman Lamont, Hazel O’Leary, and Glenn Schafer; and certain third parties, including Goldman Sachs and Bear Stearns in their capacities as underwriters in various securities offerings by us and Ernst & Young LLP in their capacity as independent registered public accounting firm. The complaint is brought on behalf of a putative class consisting of investors who purchased our securities between February 17, 2005 and July 31, 2006. The complaint alleges violations of Sections 10(b) and 20(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), Rule 10b-5, and Sections 11, 12(a) (2), and 15 of the Securities Act of 1933, as amended. The complaint seeks an unspecified amount of damages, as well as other forms of relief. On March 7, 2007 we filed a motion to dismiss the putative class action lawsuit. On November 2, 2007, the court dismissed the Section 10(b) and Rule 10b-5 claims against Ernst & Young LLP, but gave the plaintiffs leave to amend. The court denied the motions to dismiss brought by the other named defendants. In May, 2008, the parties held an initial mediation at which no settlement was reached. No further mediation sessions are scheduled as of the date of this filing. On June 16, 2008, all claims brought in the action against Glenn Schafer were dismissed without prejudice. Also on June 16, 2008, the plaintiffs filed an amended

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
19. Commitments and Contingencies (continued)
complaint in which they seek to expand the class period, renew Section 10(b) and Rule 10b-5 allegations against Ernst & Young LLP, and assert additional factual allegations. The Company believes the plaintiffs’ claims to be without merit and is vigorously defending its interest in the action.
          Shareholder Derivative Lawsuit
          In addition, on or about October 20, 2006, a shareholder derivative lawsuit was filed against certain of our former directors in the U.S. District Court for the Southern District of New York. The derivative lawsuit alleged, among other things, that defendants improperly permitted us to make false and misleading statements to investors concerning our business and operations, thereby exposing us to liability from class action suits alleging violations of the U.S. securities laws. The derivative lawsuit asserted claims against defendants for breach of fiduciary duty, abuse of control, gross mismanagement, constructive fraud, and unjust enrichment. On January 8, 2007 we filed a motion to dismiss the derivative lawsuit. On May 7, 2007, our motion was granted and the lawsuit was dismissed without prejudice. The plaintiff declined to submit an amended complaint and, on May 30, 2007, the court dismissed the case with prejudice.
          Indemnification
          In connection with an examination of the statutory accounting books of certain of our operating insurance subsidiaries, and specifically, the purchase accounting entries made in connection with the 2004 acquisition of the ING business, we determined that certain intercompany receivables and intercompany claims were not reflected in the statutory financial statements of SRUS and SRD in accordance with applicable statutory accounting practices. Management has determined that as a result of these errors the statutory surplus for SRD was overstated on a cumulative basis at year end 2004, 2005 and 2006, resulting in a restated statutory surplus at year end 2006 of approximately $285.0 million after giving effect to these corrections. In addition, management has determined that the statutory surplus for SRUS was understated on a cumulative basis at year end 2005 and 2006, resulting in a restated statutory surplus at year end 2006 of approximately $344.0 million after giving effect to these corrections. The restated statutory surplus of each of SRUS and SRD met the applicable minimum statutory surplus requirements at December 31, 2006. None of these corrections impact our historical consolidated financial statements under U.S. GAAP.
          Pursuant to the Agreement with Mass Mutual Capital and Cerberus, we made certain representations and warranties regarding the statutory financial statements of each of our insurance subsidiaries, including SRD and SRUS, for the years ended 2003, 2004 and 2005 and, with respect to SRUS but not SRD, the first three quarters of 2006, including that these statements were prepared in conformity with applicable statutory accounting practices and fairly present in accordance with such practices in all material respects the statutory financial condition of the relevant insurance subsidiary at the respective dates. In light of our recent discovery of the corrections described above, we have notified the Investors, as required by the terms of the Agreement, of the overstatement of statutory surplus in SRD at year end 2004 and the understatement of such statutory surplus at year end 2005 resulting in a cumulative overstatement for the two year period at year end 2005 of approximately $70.0 million on an after-tax basis, and the understatement of statutory surplus in SRUS for the year ended 2005 of approximately $14.5 million on an after-tax basis. On November 16, 2007, the Investors responded by notifying us of their concern that the corrections described above may constitute breaches of certain of the representations and warranties made by us in the Agreement. Under the Agreement, in the event of a claim for losses resulting from a diminution in value, such losses would be determined by an independent investment banking firm of national reputation, agreed upon by us and the Investors, based on changes in the valuation of SRGL using the assumptions and models used by the Investors at the time of their decision to invest in us. Furthermore, should any claim for indemnification be made by the Investors, the Agreement provides that any decision regarding defending or settling such claim will be taken by a committee of independent directors of our Board of Directors. In their November 16, 2007 correspondence, the Investors requested that we convene a committee of independent directors. We and the Investors are still in discussions regarding the process for addressing any claim they might have. At this time, we do not know what the

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
19. Commitments and Contingencies (continued)
amount of any indemnifiable losses would be, if any, or what potential defenses or other limitations on indemnification may be available to the Company under those circumstances. The Agreement provides that any indemnification claim would be satisfied by adjusting the conversion amount at which the Convertible Cumulative Participating Preferred Shares issued to the Investors are convertible into our Ordinary Shares.
          Derivative Instruments
          We do not invest in derivatives for speculative purposes and our use of derivatives has not been significant to our financial position. We maintain investments in derivative instruments such as interest rate swaps for which the primary purposes are to manage duration or interest rate sensitivity. We record changes in estimated fair value of these instruments which are reflected in total revenue as either net realized (losses) gains, investment income, net or change in value of embedded derivatives, net depending on the nature of the derivative, in the consolidated statements of income (loss) in accordance with SFAS No. 133.
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
          During 2004, we entered into an interest rate swap contract in the amount of $100.0 million in relation to certain of our investment assets not supporting reinsurance liabilities. This derivative was not designated as a hedge. The change in fair value of the swap during the year ended December 31, 2006 amounted to a gain of $4.4 million. These gains and losses are included in realized gains (losses) in the consolidated statements of income (loss). Also during 2004, we entered into interest rate swaps with varying notional amounts and maturities, which were designated as hedges of the variable interest cash flows of four of the trust preferred debt issuances described in Note 8 “Debt Obligations and Other Funding Agreements”. On August 2, 2006, we terminated the swap contracts for net proceeds of $3.5 million.
          As part of the HSBC I and HSBC II collateral finance facility structures, we entered into total return swaps with HSBC under which we are entitled to the total return of the investment portfolio of the trusts established for those facilities. In accordance with FIN 46R, the trusts are considered to be a variable interest entities and we are deemed to hold the primary beneficial interest in the trusts. As a result, the trusts have been consolidated in our financial statements. The assets of the trusts have been recorded as fixed maturity investments and cash and cash equivalents. Our consolidated statements of income (loss) show the investment return of the trust as investment income and the cost of the facilities are reflected in collateral finance facilities expense. As at December 31, 2007, the HSBC I facility had been wound up and $595.0 million of the HSBC II facility was being utilized (2006 — $529.4 million). The total return swaps represent indirect variable interests in the underlying trusts, and therefore all fair value movements eliminate upon consolidation.
          On May 4, 2006, we entered into an agreement that provides two classes totaling $155.0 million of collateralized catastrophe protection with Tartan, a special purpose Cayman Islands company which was funded through a catastrophe bond transaction. This coverage is for the period January 1, 2006 to December 31, 2008 and provides SALIC with protection from losses arising from higher than normal mortality levels within the United States, as reported by the U.S. Centers for Disease Control and Prevention or other designated reporting agency. This coverage is based on a mortality index, which is based on age and gender weighted mortality rates for the United States constructed from publicly available data sources, as defined at inception, and which compares the mortality rates over consecutive 2 year periods to a reference index value. Upon the occurrence of a loss event, where the indexed losses exceeds the trigger level for a given tranche, the percentage of the original principal for each tranche paid to SALIC increases linearly between the trigger level and exhaustion level. Since the amount of

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
19. Commitments and Contingencies (continued)
any recovery is based on the mortality index, the amount of the recovery may be different than the ultimate claims paid by SALIC and any of its affiliates resulting from the loss event.
          In accordance with SFAS No. 133, this contract is considered to be a derivative. The fair value has been estimated as $0 at December 31, 2007 (2006 — $0). Tartan is a variable interest entity under the provisions of FIN 46R. We are not the primary beneficiary of this entity and are, therefore, not required to consolidate it in our consolidated financial statements.
          Lease Commitments
          We lease office space in the countries in which we conduct business under operating leases that expire at various dates through 2023. Total rent expense with respect to these operating leases for the years ended December 31, 2007, 2006 and 2005 was approximately $5.6 million, $5.0 million and $3.2 million, respectively.
          Future minimum lease payments under the leases are expected to be:

(U.S. dollars in thousands)
Year ending December 31,
2008	$4,691
2009	4,270
2010	3,995
2011	4,087
2012	4,236
Thereafter	13,783

Total future lease commitments	$35,062

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
          The areas where significant concentrations of credit risk may exist include amounts recoverable from reinsurers and reinsurance balances receivable (collectively “reinsurance assets”), investments and cash and cash equivalent balances. A credit exposure exists with respect to reinsurance assets as they may become uncollectible. We manage our credit risk in our reinsurance relationships by transacting with reinsurers that we consider financially sound, and if necessary, we may hold collateral in the form of funds, trust accounts and/or irrevocable letters of credit. This collateral can be drawn on for amounts that remain unpaid beyond specified time periods on an individual reinsurer basis.
          We have significant exposure to the residential mortgage market in the United States due to our concentration of sub-prime and Alt-A mortgage-backed securities held in our investment portfolio. The slowing U.S. housing market, greater use of affordable mortgage products, and relaxed underwriting standards for some originators of sub-prime loans has led to higher delinquency and loss rates, especially for those issued during 2006 and 2007. These factors have caused a decrease in market liquidity and repricing of risk, which has led to estimated fair value declines from December 31, 2006 to December 31, 2007. We expect delinquency and loss rates in the sub-prime mortgage sector to continue to increase in the future. Tranches of securities will experience losses according to the seniority of the claim on the collateral, with the least senior (or most junior), typically the unrated

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
19. Commitments and Contingencies (continued)
residual tranche, taking the initial loss. The credit ratings of the securities reflect the seniority of the securities that we own. As sub-prime and Alt-A loan performance has deteriorated, the market has become increasingly illiquid and unbalanced, with an absence of buyers, causing market prices to decrease and a decline in the estimated fair value of our bonds below their amortized cost. We have recognized substantial amounts of realized losses due to other-than-temporary impairments on our sub-prime portfolio and further declines in fair values of these securities will adversely affect our financial condition. Refer to Note 22 “Subsequent Events” for details of fair value declines subsequent to December 31, 2007.
          Indemnification of Our Directors, Officers, Employees and Agents
          We indemnify our directors, officers, employees and agents against any action, suit or proceeding, whether civil, criminal, administrative or investigative by reason of the fact that they are our director officer, employee or agent, as provided in our articles of association. Since this indemnity generally is not subject to limitation with respect to duration or amount, we do not believe that it is possible to determine the maximum potential amount due under this indemnity in the future.
20. Statutory Requirements and Dividend Restrictions
          Our insurance and reinsurance subsidiaries are subject to insurance laws and regulations in the jurisdictions in which they operate which include Bermuda, the Cayman Islands, the United States, the United Kingdom, Ireland and Singapore. These regulations include restrictions that limit the amount of dividends or other distributions, such as loans or cash advances, available to shareholders without prior approval of the insurance regulatory authorities.The difference between financial statements prepared for insurance regulatory authorities and statements prepared in accordance with U.S. GAAP vary by jurisdiction; however the primary difference is that financial statements prepared for some insurance regulatory authorities do not reflect deferred acquisition costs, limits the amount of deferred income tax net assets, limits or disallows certain intangible assets and, establishes reserves for invested assets and calculates benefit reserves by defined formulaic process.
          Our Bermuda insurance companies are required to maintain a minimum capital of $0.25 million. There are no statutory restrictions on the payment of dividends from retained earnings by any of the Bermuda subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Bermuda subsidiaries.
          Under The Insurance Law of the Cayman Islands, SALIC and The Scottish Annuity Company (Cayman) Ltd. must each maintain a minimum net capital worth of $0.24 million. There are no statutory restrictions on the payment of dividends from retained earnings by any of the Cayman subsidiaries as the minimum statutory capital and surplus requirements are satisfied by the share capital and additional paid-in capital of each of the Cayman subsidiaries.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
20. Statutory Requirements and Dividend Restrictions (continued)
          Our United States subsidiaries file financial statements prepared in accordance with statutory accounting practices prescribed or permitted by insurance regulators. The State of Delaware adheres to NAIC risk-based capital (“RBC”) requirements for Delaware domiciled life and health insurance companies. As of December 31, 2007 and 2006, SRUS, Scottish Re Life Corporation and Orkney Re exceeded all minimum RBC requirements. The maximum amount of dividends that can be paid by SRUS, Scottish Re Life Corporation (“SRLC”) and Orkney Re (Delaware domiciled insurance companies) without prior approval of the Insurance Commissioner is subject to restrictions relating to statutory surplus and operating earnings. The maximum dividend payment that may be made without prior approval is limited to the greater of the net gain from operations for the preceding year or 10% of statutory surplus as of December 31 of the preceding year not exceeding earned surplus. The applicable statutory provisions only permit an insurer to pay a shareholder dividend from unassigned surplus. As of January 1, 2006, SRUS, Scottish Re Life Corporation and Orkney Re could not pay dividends without prior approval of the Insurance Commissioner.
          The following table presents, for each of our U.S. reinsurance subsidiaries, the statutory capital and surplus as of December 31, 2007 and 2006 and the statutory net earned income (loss) for the years ended December 31, 2007, 2006 and 2005. The amounts shown in the table are those reflected in each company’s most recent financial statement filings with insurance regulators. In September 2007, SRUS restated its 2005 statutory financial statements due to 2005 transactions related to the 2004 acquisition of the ING block of business, deferred gains on reinsurance and surplus note interest calculations. The table reflects the restated values for the statutory capital and surplus of SRUS as at December 31, 2006.

	Statutory Capital & Surplus		Statutory Net Earned Income (Loss)
(U.S. dollars in thousands)	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	December 31, 2005
Scottish Re (U.S.), Inc.	$248,558	$344,663	$(345,575)	$(187,622)	$(244,965)
Scottish Re Life Corporation	$93,276	$81,294	$9,792	$(3,741)	$8,757
Orkney Re	$874,876	$123,169	$(23,834)	$(67,372)	$(562,783)
          The company action level risk based capital percentage at December 31, 2007 as filed with regulators on February 28, 2008 for SRUS, SRLC and Orkney Re was 208%, 326%, and 1,968%, respectively. The audits of the statutory-basis financial statements of these reinsurance subsidiaries have not been completed as we have yet to determine the amount of other-than-temporary impairment charges with respect to their investment portfolios as at December 31, 2007. The amount of other-than-temporary impairments to be recognized will be driven by final conclusions on each subsidiary’s ability to hold impaired securities for a reasonable time for a forecasted recovery of their fair value to amortized cost or cost. In the event that the unrealized losses in those portfolios were to be fully recognized as other-than-temporary impairment charges as at December 31, 2007, the above-noted statutory capital and surplus and statutory net earned income would be reduced, and statutory net earned loss would be increased, by $60.9 million, $8.5 million, and $53.6 million for SRUS, SRLC, and Orkney Re, respectively. Also, the December 31, 2007 risk based capital percentages for SRUS, SRLC and Orkney Re would be 157%, 296% and 1,848%, respectively.
          All other regulated insurance entities are in excess of their minimum regulatory capital requirements as of December 31, 2007.
          During the year, the Company redomesticated Orkney Re from South Carolina to Delaware. The statutory financial statements of Orkney Re are now presented on the basis of accounting practices prescribed or permitted by the Delaware Department of Insurance (the “Department”). The Department recognizes only statutory accounting

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
20. Statutory Requirements and Dividend Restrictions (continued)
practices prescribed or permitted by the state of Delaware for determining and reporting the financial condition and results of operations of an insurance company and for determining its solvency under Delaware Insurance Law. The National Association of Insurance Commissioners (“NAIC”) Accounting Practices and Procedures (“AP&P”) Manual has been adopted as a component of prescribed or permitted practices by the state of Delaware. Orkney Re establishes and maintains its reserves in accordance with U.S. GAAP as permitted by the Department rather than the statutory reserves prescribed by the NAIC AP&P Manual. Orkney Re’s risk based capital as of December 31, 2007 would not have triggered a regulatory event had it not used the permitted practice.
          A reconciliation of Orkney Re’s statutory balances as of December 31, 2007 are as follows:

	December 31, 2007
	Statutory Net Earned	Statutory Capital
(U.S. dollars in thousands)	Income (Loss)	& Surplus
Financial statements — Delaware basis	$(23,834)	$874,876
Permitted valuation basis adjustment	(36,620)	(751,054)

Financial statements — NAIC basis	$(60,454)	$123,822

          At December 31, 2007 and 2006, Scottish Re Limited had regulatory capital and surplus of $34.8 million and $74.1 million, respectively. For the years ended December 31, 2007, 2006 and 2005 Scottish Re Limited had regulatory net losses of $67.4 million, $31.2 million and $9.1 million, respectively. In connection with the Financial Services and Markets Act 2000 of the United Kingdom, Scottish Re Limited is required to maintain regulatory minimum net capital of approximately $21.3 million and $20.0 million at December 31, 2007 and 2006, respectively.
          SRD is required by the Irish Financial Services Regulatory Authority (“IFSRA”) to maintain a minimum level of paid up share capital. IFRSA has put certain restrictions in place on the ability of SRD to make dividend payments from profits available for distribution within the meaning of the Companies (Amendment) Act, 1983. These restrictions are due to be reviewed in June 2008. On July 15, 2006, Statutory Instrument 380 of 2006 transposed into Irish law European Union Council Directive 2005/68/EC. The Directive establishes a regulatory regime for reinsurance organizations and defines minimum requirements for certain liabilities, assets backing these liabilities and surplus. As at December 31, 2007 SRD met its required minimum surplus level.
21. Related Party Transactions
          In connection with the 2007 New Capital Transaction on May 7, 2007, MassMutual Capital and Cerberus hold in the aggregate approximately 68.7% of our equity voting power at December 31, 2007, along with the right to designate two-thirds of the members of our Board of Directors. We incurred $0.2 million for consulting fees for the year ended December 31, 2007 payable to Cerberus.
          Also in connection with the 2007 New Capital Transaction, we paid fees totaling $2.6 million to Ableco Finance LLC, a related party of Cerberus, for an interim term loan facility put in place on March 9, 2007 and terminated on May 7, 2007.
          We incurred $0.2 million for Board of Director fees payable to Babson Capital Management LLC, a subsidiary of MassMutual Capital for the year ended December 31, 2007. We also incurred $0.1 million for investment management fee expenses for management of our Clearwater Re assets payable to Babson Capital Management LLC for the year ended December 31, 2007.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
21. Related Party Transactions (continued)
          For so long as the Cypress Entities in the aggregate beneficially own at least 2.5% of our outstanding voting shares on a fully diluted basis, they will be entitled to designate at least one individual for election to the board of directors. The Cypress Entities own collectively 4.3% and 15.4% of our outstanding voting shares on a fully diluted basis as at December 31, 2007 and 2006, respectively.
          Included in Other Investments are $7.1 million and $10.0 million at December 31, 2007 and 2006, respectively for Investment in Cypress Sharpridge Investments, Inc., which is an affiliate of the Cypress Entities. We reduced the carrying value of our holdings in Cypress Sharpridge Investments, Inc. from $10.0 million to $7.1 million at December 31, 2007, based on the application of the equity method for investments, which requires us to recognize our proportionate share of net income (loss) less dividends received. The impact to net income was $2.9 million. During the year ended December 31, 2007 and 2006, we received $1.0 million and $0.7 million in dividend income from our investment in Cypress Sharpridge.
          Residential Funding, a subsidiary of Cerberus, provided broker quotes to one of our investment managers, JP Morgan Asset Management, during the year ended December 31, 2007. Lehman Brothers Holdings Inc., who owns 4.0% of our voting interests at December 31, 2007, provided broker quotes to certain of our investment managers, Asset Allocation & Management, General Re — New England Asset Management, Inc., Wellington Management and JP Morgan Asset Management during the year ended December 31, 2007.
          In 2006, one of our Board of Directors also served on the Board of Montpelier Re Holdings Ltd. to whom we paid $0.5 million to Montpelier Re for fixed assets in the relocation of the Bermuda office.
22. Subsequent Events
Change in Strategic Focus
          We have faced a number of significant challenges during the latter part of 2007 and continuing into 2008 which have required us to change our strategic focus. These challenges have included:
•	The continuing deterioration in the U.S residential housing market in general and the market for sub-prime and Alt-A residential mortgage-backed securities specifically. These conditions have had, and will likely continue to have, a material adverse effect on the value of our consolidated investment portfolio and our capital and liquidity position;

•	The negative outlooks placed on our financial strength ratings by each of the rating agencies in November 2007, followed by the ratings action taken by Standard & Poors (“S&P”) in early 2008 lowering the financial strength ratings of our operating subsidiaries from “BB+” to “BB” (marginal) and placing the ratings on CreditWatch with negative implications, as well as the subsequent ratings downgrades and negative outlooks placed on our financial strength ratings by other rating agencies (which ratings were subsequently lowered further, as described under “Competition and Ratings”), with the resulting material negative impact on our ability to achieve our previous goal of attaining an “A-” or better rating by the middle of 2009; and

•	The material negative impact of ratings declines and negative outlooks by rating agencies on our ability to grow our life reinsurance businesses and maintain our core competitive capabilities.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
          In light of these circumstances, our Board of Directors (the “Board”) instructed management to prepare an assessment of the various strategic alternatives that might be available to us to maximize shareholder value. On January 21, 2008 our Board established a special committee to evaluate the alternatives developed by management (the “Special Committee”). The Special Committee does not include any board members designated for election by SRGL Acquisition, LDC, an affiliate of Cerberus, or MassMutual Capital (or their affiliates), who together are our majority shareholders. The Special Committee engaged a financial advisor and legal counsel to assist in their evaluation process. Subsequent to various meetings, the Special Committee recommended to the Board, at its regularly scheduled meeting on February 21, 2008, to accept management’s revised business strategy. The Board unanimously adopted the Special Committee’s recommendations and we announced on February 22, 2008 our pursuit of the following key strategies:
•	Dispose of our non-core assets or lines of business, including the Life Reinsurance International Segment and the Wealth Management business;

•	Develop, through strategic alliances or other means, opportunities to maximize the value of our core competitive capabilities within the Life Reinsurance North America Segment, including mortality assessment and treaty administration; and

•	Rationalize our cost structure to preserve capital and liquidity.
          On April 4, 2008, we announced the sale of the Life Reinsurance North America Segment in furtherance of our previously announced strategy to develop opportunities to maximize the value of our core competitive capabilities.
          These new strategies have materially impacted, and will continue to materially impact, the conduct of our business going forward. In particular, we have ceased writing new reinsurance treaties and have notified our existing clients that we will not be accepting any new reinsurance risks under existing treaties. We have also taken steps to reduce expenses, including reducing staffing levels. If we are not successful in selling our Life Reinsurance North America Segment, we will follow a run-off strategy for our Life Reinsurance North America Segment, whereby we will continue to receive premiums, pay claims and perform key activities under our existing reinsurance treaties and will be required to record appropriate statutory reserves for the duration of these reinsurance obligations. We have determined it is likely that, during the first quarter of 2009, we will need additional capital and liquidity to support our run-off strategy and other Corporate financial obligations. To the extent we are unsuccessful in securing additional sources of capital and liquidity, our insurance operating subsidiaries could become insolvent and we may need to seek bankruptcy protection.
Sales of Businesses
          As part of our revised business plan, we recently entered into definitive agreements for the sale of our Life Reinsurance International Segment and Wealth Management business, the cash proceeds of which, net of transaction expenses, will supplement our available liquidity. The agreement to sell the Life Reinsurance International Segment is with Pacific Life Insurance Company and was entered into on June 8, 2008 with a sale price of $71.2 million, subject to certain potential downward adjustments. The agreement includes the sale of Scottish Re Limited, Scottish Re Holdings Limited, and all Life Reinsurance International Segment business written by SALIC, together with certain business retroceded within our Company, and the staff and physical assets that we have in Singapore and Japan. The transaction is subject to regulatory approvals and other customary closing conditions. The agreement to sell the Wealth Management business is with Northstar Financial Services Ltd. and was entered into on May 30, 2008. The sale includes the sale of three legal entities: The Scottish Annuity Company (Cayman) Ltd., Scottish Annuity & Life Insurance Company (Bermuda) Ltd. and Scottish Annuity & Life International Insurance Company (Bermuda) Ltd. The combined sale price for all three entities is $6.75 million, subject to certain sale price adjustments. We currently plan to complete these transactions during the third quarter of 2008. No assurances can

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
be given that the conditions to closing these transactions will be satisfied and that we will realize cash proceeds from these sales to address our liquidity needs.
          As at December 31, 2007, the total assets and liabilities to be disposed of in respect of the Life Reinsurance International Segment total $382.3 million (of a total of $439.7 million for the Segment) and liabilities total $270.2 million, respectively. The main assets and liabilities in the Wealth Management business are represented by segregated assets and liabilities totaling $703.9 million along with related asset and liability balances totaling $15.7 million and $1.2 million, respectively. The dispositions of the Life Reinsurance International Segment and the Wealth Management business have not been treated in the current year as discontinued operations as they are not considered post balance sheet adjusting events. Subject to any net asset adjustments at the time of closing and assuming that we receive the sale proceeds listed above, we currently anticipate incurring a loss of approximately $42.0 million and $5.5 million on the sale of our Life Reinsurance International Segment and Wealth Management business, respectively. These losses will be incurred upon closing of the transactions. These estimated amounts could change materially, however, depending on net asset, sales price and other completion adjustments upon closing.
          In addition to the non-core assets or line of business sales, we have engaged Merrill Lynch as financial advisor for the sale of our Life Reinsurance North America Segment. Following the announcement of our change in strategic focus in February 2008 we received a number of inquiries and expressions of interest to acquire our Life Reinsurance North America Segment and concluded that a sale may provide the best method for preserving capital and liquidity and maximizing shareholder value. Merrill Lynch has initiated a process to identify and enter into negotiations with prospective qualified buyers. Our objective is to reach a definitive agreement for the sale of our Life Reinsurance North America Segment by December 15, 2008. No assurances can be given that we will be successful in negotiating a sale of our Life Reinsurance North America Segment in a timely manner.
Decline in Fair Values of Invested Assets
          The U.S. residential housing market and the market for sub-prime and Alt-A residential mortgage-backed securities have continued to deteriorate through the first half of 2008 and we have determined that additional impairment charges of approximately $751.7 million will be recognized in our financial statements for the quarter ended March 31, 2008. In addition to causing significant impairment charges and reported losses, the adverse market conditions impact the value of the underlying collateral used to secure our life reinsurance obligations and statutory reserves. A large portion of the impairment charges are primarily held in two of our three securitization structures, Ballantyne Re and Orkney Re II. Although these securitization structures are without recourse to us, they are consolidated in our financial statements under U.S. GAAP and changes in the fair value of investments can adversely impact our reported financial results and the statutory reserve credit that SRUS is able to recognize for these transactions.
Stingray Drawdown
          On March 11, 2008, the $50.0 million used to provide collateral for SRUS was no longer needed for that purpose and was returned to the Stingray facility. As a result, on March 11, 2008, $325.0 million of the facility was un-utilized. On March 12, 2008, a $275.0 million funding agreement was put to the facility. On April 14, 2008, an additional funding agreement of $50.0 million was put to the facility thus fully utilizing the facility. Currently, there is no availability in the Stingray facility.
Forbearance Agreements with Counterparties
          On May 30, 2008, we received notice from the counterparties to our Clearwater Re collateral finance facility that Clearwater Re was in breach of certain covenants to deliver financial statements in a timely manner. We were required to cure such breach within 30 days of notice or an event of default would have occurred in Clearwater Re. In addition, we project that, due to reported impairment charges in our 2007 year end financial

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
results and anticipated additional impairment charges in 2008, we will not be in compliance with minimum net worth covenants in Clearwater Re and another of our collateral finance facilities, HSBC II. These facilities involve an aggregate of $1.5 billion of financing as of December 31, 2007 and have full recourse to SALIC. As a result, if we were unable to successfully negotiate a solution with the relevant counterparties, both the Clearwater Re and HSBC II facilities could default with full recourse to SALIC. However, on June 30, 2008, we executed forbearance agreements with the relevant counterparties to the Clearwater Re and HSBC II facilities whereby the relevant counterparties have agreed to forbear taking action until December 15, 2008. In order to achieve forbearance, we agreed to certain economic and non-economic terms which have led to constraints on our available liquidity.
          The economic terms were in the form of (1) additional collateral posted to the respective facilities and (2) restrictions on additional usage of the facility.
          We agreed to contribute additional capital to Clearwater Re’s surplus account, including (i) $22 million on July 1, 2008, (ii) $6 million on or prior to August 15, 2008, (iii) additional future contributions based on our liquidity position, (iv) specified percentages of any sales proceeds that we receive on the disposition of our non-core assets or lines of business, and (v) any collateral released by HSBC. We have also agreed that the counterparties have no further obligation to fund any future advances under the facility. We estimate that additional collateral or funding of approximately $17 million will be required in the second half of 2008 to meet the collateral needs of the Clearwater Re reserve obligations.
          We agreed to post $22 million in additional collateral to HSBC and to post additional collateral to HSBC over time if our liquidity position reaches certain specified thresholds. We have also agreed to apply specified percentages of any sales proceeds that we receive on the disposition of our non-core assets or lines of business to the reinsurance trust account related to the facility or as additional collateral to HSBC. SRGL agreed to guaranty the obligations of SALIC under the HSBC facility. Under the forbearance agreement, HSBC’s obligation to provide additional funding during the forbearance period has been capped and future funding to the facility would terminate upon the occurrence of certain events, including events of default under the transaction documents, the termination of the Clearwater Re forbearance period, and failure to enter into definitive agreements with respect to the sale of our Life Reinsurance North America Segment. We estimate our 2008 fourth quarter funding needs for this defined block of business to be approximately $7 million.
          In respect of Clearwater Re, if we fail to deliver any required financial statements by December 15, 2008, fail to achieve the specified financial covenants during the applicable measurement periods, or fail to achieve certain milestones with respect to, among other things, the sale of our non-core assets or lines of business, the forbearance will automatically terminate and give the relevant counterparties the right, without further notice or action, to accelerate the financing transaction as of such date. In addition to the financial covenants and reporting requirements, the relevant counterparties required amendments to certain of the transaction documents relating to, among other things, pricing, restrictions on dividends and experience refunds out of Clearwater Re, recapture from Clearwater Re of the related insurance business, minimum balance requirements in Clearwater Re’s accounts, restrictions on the disposition of assets and certain uses of liquidity, certain amendments to Clearwater Re’s investment guidelines, additional rights to appoint a majority of Clearwater Re’s directors, a pledge of SALIC’s and SRGL’s equity interest in Clearwater Re, and the right to more frequent inspections and audits of Clearwater Re and SRUS. Forbearance by the relevant counterparties to the Clearwater Re facility will automatically terminate upon the earliest to occur of (a) the failure by us or any of our subsidiaries to achieve by the specified date any of the milestones specified in the forbearance agreement, (b) any breach of any covenant under the Clearwater Re transaction documents for which forbearance was not specifically provided, (c) the failure to deliver to the Clearwater Re counterparties any financial statement required under the facility by the required deadline, (d) any breach of the terms of the forbearance agreement, or (e) December 15, 2008.
          In respect of the HSBC II facility, the forbearance period will remain in effect, subject to certain conditions being met, until December 15, 2008. Pursuant to the terms of the amended and restated forbearance agreement,

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
HSBC has agreed during the forbearance period to forbear from accelerating the transaction or demanding additional collateral under the transaction documents. The forbearance period is subject to early termination upon the occurrence of certain events not specifically covered by the amended and restated forbearance agreement, including events of default under the underlying transaction documents, failure to maintain specified liquidity requirements, failure to achieve certain milestones with respect to the progress of our revised business strategy (including the sale of our non-core assets or lines of business), defaults under other agreements and borrowing facilities, and the breach of certain restrictive covenants relating to dividends and capital contributions. In addition, HSBC has requested amendments to the transaction documents relating to, among others, an increase in the interest spread payable to HSBC, timing of recapture of the related insurance business, certain amendments to the investment guidelines, and additional reporting requirements. Under the forbearance agreement, HSBC’s obligation to provide additional future funding to the facility would terminate upon the occurrence of certain events, including events of default under the transaction documents, the termination of the Clearwater Re forbearance period, and failure to enter into definitive agreements with respect to the sale of our Life Reinsurance North America Segment.
          The forbearance agreements provide time to execute our revised strategic plan and seek out, if necessary, alternative collateral support for each of these facilities. To the extent we are unsuccessful, by December 15, 2008, in either reaching definitive agreement for the sale of our Life Reinsurance North America Segment, finding alternative collateral support for each facility, or raising additional capital, we will be in default of the forbearance agreements and will need to obtain additional forbearance from the relevant counterparties or consider seeking bankruptcy protection. No assurances can be given that we will succeed in selling our Life Reinsurance North America Segment by December 15, 2008, finding alternative collateral support for the facilities, raising additional capital or obtaining additional forbearance from the relevant counterparties.
Recapture and Assignment Transactions
          On March 31, 2008, SRGL, SRUS, SRLB, SRD and SALIC entered into a binding letter of intent (the “LOI”) with ING North America Insurance Corporation, ING America Insurance Holdings, Inc., Security Life of Denver Insurance Company (“SLD”) and SLDI (collectively, “ING”). Under the LOI, SLD consented to the recapture, in one or more transactions (each, a “Recapture”), of a pro-rata portion of the business that had been ceded by SRUS to Ballantyne Re (the “Recaptured Business”) for the purpose of collateralizing the statutory reserve requirements of the Valuation of Life Insurance Policies Model Regulation XXX for a portion of the business acquired by the Company from SLD and SLDI at the end of 2004. The Recaptures would extend to up to $375 million of excess statutory reserves on the subject business and would involve, among other things, amendments to the coinsurance agreements between SRUS and SLD. The Recaptures are primarily designed to allow SRUS to continue to receive full credit for reinsurance for the business ceded to Ballantyne Re.
          On May 6, 2008, we completed this transaction and recaptured approximately 30% of the business in Ballantyne Re, effective as of March 31, 2008. This business was in turn recaptured by ING and ultimately ceded to SRD, utilizing the entire amount of the $375.0 million of letters of credit made available by ING. As part of the LOI, we, along with ING, Ballantyne Re and the financial guarantors of certain of the debt securities issued by Ballantyne Re agreed to enter into a novation and assignment of SRUS’s reinsurance agreement with Ballantyne Re to ING, with the aim of permanently relieving SRUS from its requirement to hold reserves with respect to the business ceded to Ballantyne Re.
          If certain conditions related to the LOI are not satisfied by December 31, 2008, the LOC Fee will be stepped up and we will pay a $10 million commitment fee for use of the facility.
          On June 30, 2008, we entered into a binding letter of intent with ING (the “June 30 LOI”) and we entered into a separate binding letter of intent with Ballantyne Re, ING, Ambac Assurance UK Limited and Assured Assurance UK Limited (the “Assignment Letter of Intent”). The June 30 LOI and the Assignment Letter of Intent relate to the business that SRUS ceded to Ballantyne Re for the purpose of collateralizing the statutory reserve

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
requirements of the Valuation of Life Insurance Policies Model Regulation XXX for a portion of the business that the Company acquired from ING at the end of 2004. We refer to this business as the “Ballantyne Business.”
          The closing of the transactions contemplated by the June 30 LOI and the Assignment Letter Agreement, respectively, are subject to receipt of required regulatory approvals, completion of transaction documentation reasonably acceptable to the respective parties and customary closing conditions.
          Pursuant to the June 30 LOI, SLD consented to the recapture by SRUS of a pro-rata portion of the Ballantyne Business effective as of June 30, 2008 (the “Recapture”). The Recapture would extend to up to $200 million of excess statutory reserves on the subject business (the business recaptured, the “Recaptured Business”) and would involve, among other things, amendments to the reinsurance agreement between SRUS and SLD.
          Immediately following the consummation of the Recapture, SLD will recapture the Recaptured Business from SRUS in exchange for consideration from SRUS to SLD. SLD will then cede the Recaptured Business to SLDI, which will cede the Recaptured Business to SRLB. SRLB may cede the Recaptured Business to either of SALIC or SRD. SLDI has agreed to provide, or cause the provision of, one or more LOCs in order to provide SLD with statutory financial statement credit for the excess of the U.S. statutory reserves associated with the Recaptured Business over the economic reserves held in an account related thereto. We will bear the costs of the LOC by paying to SLD a facility fee based on the face amount of such LOCs outstanding as of the end of the preceding calendar quarter.
          The Recapture will be effective as of June 30, 2008 and will be consummated before the Assignment is consummated.
          Pursuant to the Assignment Letter of Intent, the parties have agreed to assign and novate to SLD the reinsurance agreement and trust agreement between SRUS and Ballantyne Re (the “Assignment”) as follows: (a) SLD and SRUS would terminate the portion of their existing reinsurance agreement that covers the Ballantyne Business, (b) SRUS and Ballantyne Re would terminate their existing reinsurance agreement (pursuant to which SRUS retroceded to Ballantyne Re the Ballantyne Business) (the “Pre-Assignment Reinsurance Agreement”) and would terminate the related reinsurance trust agreement between those parties, and (c) SLD and Ballantyne Re would enter into a new reinsurance agreement (the “Post-Assignment Reinsurance Agreement”), pursuant to which SLD would cede directly to Ballantyne Re the Ballantyne Business, and a new reinsurance trust agreement, pursuant to which SLD would become the sole beneficiary of the reinsurance trust account maintained by Ballantyne Re.
          SRUS will remain obligated to administer the Ballantyne Business following the consummation of the Assignment consistent with its obligation to administer the business acquired from ING at the end of 2004, of which the Ballantyne Business is a part.
          The Assignment also will involve amendments to certain of the agreements underlying the Ballantyne Re securitization transaction, including matters relating to services provided to Ballantyne Re and the delivery of financial and other information. We also have agreed that if SLD recapture business from Ballantyne Re following the Assignment in order to continue to receive full credit for reinsurance, SLDI is entitled to cede the recaptured business to us, in which case we will bear the costs of the LOCs obtained to support that business as described above. In addition, we also have agreed to obtain SLD’s consent before appointing any future director to the board of directors of Ballantyne Re and to not appoint as a director any person currently or formerly affiliated with Scottish Re.
          The Assignment will not relieve SRUS of liability for breaches of its representations, warranties, covenants or other obligations that relate to periods before the effective date of the Assignment, and the Company and SRUS

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
will remain responsible for certain ongoing covenants made for the benefit of Ballantyne Re, Ambac and Assured. In addition, SRUS has agreed to indemnify and hold harmless SLD and its affiliates for losses and damages incurred arising from the exercise by Ballantyne Re of any right, or from any limitation on the ability of SLD to exercise any right or recover any amount, under the Post-Assignment Reinsurance Agreement as a result of (a) any breach of any representation, warranty or covenant of SRUS under the Pre-Assignment Reinsurance Agreement or any related transaction document, (b) any action or omission by any director, officer, employee, agent, representative, appointee, successor, or permitted assign of SRUS or any of its affiliates that causes a Tax Event (as defined in the Pre-Assignment Reinsurance Agreement) for Ballantyne Re or otherwise causes Ballantyne Re to be in breach of any representation, warranty or covenant under the Pre-Assignment Reinsurance Agreement or any related transaction document or (c) any arbitration award against SRUS that SLD pays on its behalf to avoid termination of the Post-Assignment Reinsurance Agreement.
          The Assignment will be effective as of June 30, 2008 or effective as of July 1, 2008 if the closing does not occur in time to permit SLD to take statutory financial statement credit for the reinsurance provided by Ballantyne Re as of June 30, 2008. The parties to the Assignment Letter of Intent have agreed to use their reasonable best efforts to close the Assignment by August 11, 2008, and if the Assignment has not closed by September 30, 2008 any party is entitled to terminate the Assignment Letter of Intent and not consummate the Assignment.
Changes to Collateral Finance Facilities
          With respect to another of our securitization structures, Orkney Re II, in May 2008 we executed amendments to certain transaction documents to give us flexibility in dealing with additional near term estimated fair value declines in the sub-prime and Alt-A securities held by Orkney Re II. The amendments eliminate certain priority of payment limitations and provide us with the ability to recapture business from Orkney Re II. To the extent that we continue to experience estimated fair value declines in the sub-prime and Alt-A assets, we may need to recapture a pro-rata portion of the underlying business in Orkney Re II and find alternative collateral support for the recaptured business. No assurances can be given that we will be successful in securing alternative collateral support.
          As mentioned above, on June 30, 2008, we executed forbearance agreements with the relevant counterparties to the Clearwater Re and HSBC II facilities. The relevant counterparties have agreed to forbear taking action until December 15, 2008. In order to achieve forbearance, we agreed to both economic and non-economic terms which have led to additional constraints on our available liquidity and collateral facilities. The economic terms were in the form of (1) additional collateral posted to the respective facilities and (2) restrictions on additional usage of the facility. In terms of Clearwater Re, all additional funding ceases immediately which requires us to fund future reserve strain incremental to the $365.9 million currently utilized under the facility. We estimate that additional collateral or funding of approximately $17 million will be required in the second half of 2008 for the Clearwater Re reserve obligations. In terms of HSBC II, additional funding ceases on December 15, 2008 and we estimate our funding needs for this defined block of business to be approximately $7 million in the fourth quarter of 2008.
Dividends on Perpetual Preferred Shares
          On April 14, 2008, we announced that pursuant to the Certificate of Designations for our non-cumulative perpetual preferred shares (the “Perpetual Preferred Shares”) we may be precluded from declaring and paying dividends on the October 15, 2008 dividend payment date because we may not meet certain financial tests under the terms of the perpetual preferred shares required for us to pay such dividends. In addition, we also announced that, given our current financial condition, our Board of Directors in its discretion had decided not to declare a dividend for the April 15, 2008 dividend payment date. Furthermore, on July 3, 2008, the Board determined that in light of our financial condition and in accordance with the terms of our forbearance agreements with the relevant

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007
22. Subsequent Events (continued)
counterparties to the Clearwater Re and HSBC II collateral finance facilities, the Company would suspend the cash dividend for the July 15, 2008 payment date.
NYSE Delisting and Securities and Exchange Commission Deregistration
          Our ordinary and perpetual preferred shares were delisted from the New York Stock Exchange as of April 7, 2008, and, therefore, we have no further reporting obligations under Section 12(b) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). We also had fewer than 300 holders of our securities as of January 1, 2008 and, as a result, our reporting obligations under Sections 13 and 15(d) of the Exchange Act, were suspended. On May 13, 2008, we filed a Form 15 indicating the suspension of our reporting obligations. Our ordinary shares and perpetual preferred shares are no longer registered under Section 12(b) of the Exchange Act, as amended. As a result, notwithstanding the occurrence of material developments (either positive or negative), we are not required to, nor do we intend to, make future public filings or issue press releases as we have in the past. These developments may have an adverse impact on the market liquidity in our ordinary and perpetual preferred shares and other securities.
Deferred Acquisition Costs
          As of March 31, 2008, we will no longer defer non-commission based acquisition costs as all business lines are now considered in run-off. See Note 2 “Summary of Significant Accounting Policies — Deferred Acquisition Costs” for further details of our accounting policy.
Settlement with Annuity and Life Re (Holdings) Ltd.
          On February 29, 2008, Annuity and Life Re (Holdings) Ltd. (“Annuity”) announced that it had resolved its disputes with Transamerica over its reinsurance contracts with us. The novations were effective December 31, 2004 and have been the subject of arbitration and other proceedings. The settlement agreement regarding us business was a three party agreement among Annuity, Transamerica and us. Annuity will pay Transamerica $2.5 million and pay us $11.1 million to settle all claims.

SCOTTISH RE GROUP LIMITED
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)
December 31, 2007

Schedule		Page
I	Summary of Investments	233
II	Condensed Financial Information	233
III	Supplementary Insurance Information	235
IV	Reinsurance	237
V	Valuation and Qualifying Accounts	238
     All other schedules specified in Regulation S-X are omitted for the reason that they are not required, are not applicable, or that equivalent information has been included in the consolidated financial statements, and notes thereto, appearing in Item 8.

SCOTTISH RE GROUP LIMITED
SCHEDULE I — SUMMARY OF INVESTMENTS
December 31, 2007
(Expressed in Thousands of United States Dollars)

	Year Ended December 31, 2007		Amount at
		Estimated Fair	Which Shown in
	Amortized Cost	Value	Balance Sheet
Type of investment
Fixed maturities
U.S. Treasury securities and U.S. government agency obligations	$87,150	$89,448	$89,448
Corporate Securities	2,773,880	2,798,304	2,798,304
Municipal bonds	55,466	56,198	56,198
Mortgage or asset backed securities	4,666,354	4,677,292	4,677,292

Total fixed maturities	7,582,850	7,621,242	7,621,242

Preferred stock	88,914	88,973	88,973
Cash and cash equivalents	822,851	822,851	822,851
Other investments	62,664	62,664	62,664
Funds withheld at interest	1,597,336	1,650,526	1,597,336

Total investments, cash and cash equivalents	$10,154,615	$10,246,256	$10,193,066

SCOTTISH RE GROUP LIMITED
SCHEDULE II – CONDENSED FINANCIAL INFORMATION OF REGISTRANT
December 31, 2007
(Expressed in Thousands of United States Dollars)
BALANCE SHEETS (PARENT COMPANY)

	December 31, 2007	December 31, 2006
Assets
Investment in subsidiaries on equity basis	$818,944	$1,197,570
Cash and cash equivalents	6,123	14,238
Other assets	87,186	26,993

	$912,253	$1,238,801

Liabilities
Account payable and other liabilities	$9,669	$37,944
Mezzanine equity	555,857	143,665
Total shareholders equity	346,727	1,057,192

Total liabilities, minority interest, mezzanine equity and shareholder equity	$912,253	$1,238,801

SCOTTISH RE GROUP LIMITED
SCHEDULE II — CONDENSED FINANCIAL INFORMATION OF REGISTRANT (continued)
December 31, 2007
(Expressed in Thousands of United States Dollars)
STATEMENTS OF INCOME (LOSS) (PARENT COMPANY)

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Investment income, net	$19,227	$21,917	$12,562
Net realized losses	(4)	(82)	(16)
Other loss, net of operating expenses	(28,087)	(5,889)	(1,155)
Interest expense	(5,301)	(8,683)	(9,728)
Income tax expense	4	(69)	(9)

Income before undistributed (loss) earnings of subsidiaries	(14,161)	7,194	1,654
Undistributed equity in (loss) earnings of subsidiaries	(881,581)	(373,908)	128,543

Undistributed net (loss) income	$(895,742)	$(366,714)	$130,197

STATEMENTS OF CASH FLOWS (PARENT COMPANY)

	Year Ended	Year Ended	Year Ended
	December 31, 2007	December 31, 2006	December 31, 2005
Operating activities
Undistributed net (loss) income	$(895,742)	$(366,714)	$130,197
Undistributed equity in (loss) earnings of subsidiaries	881,581	373,908	(128,543)
Option and restricted stock unit expense	20,067	2,586	5,377
Other	(62,926)	(49,631)	58,610

Net cash (used in) provided by operating activities	(57,020)	(39,851)	65,641

Investing activities
Capital contributions to subsidiaries	(497,746)	(23,047)	(303,560)

Net cash used in investing activities	(497,746)	(23,047)	(303,560)

Financing activities
Net proceeds from issuance of convertible cumulative participating preferred shares	555,857	—	—
Net proceeds from issuance of ordinary shares and warrants	78	153,698	179,466
Proceeds from issuance to holders of HyCUs on conversion of purchase contracts	7,338	—	—
Redemption of convertible preferred shares	(7,338)	—	—
Dividends paid on redemption of convertible preferred shares	(222)	—	—
Net proceeds from issuance of preferred shares	—	—	120,436
Net proceeds from issuance of long term debt	—	(115,000)	—
Dividends paid on non-cumulative perpetual preferred shares	(9,062)	(9,062)	(2,492)
Dividends paid on ordinary shares	—	(5,359)	(8,990)

Net cash provided by financing activities	546,651	24,277	288,420

Net change in cash and cash equivalents	(8,115)	(38,621)	50,501
Cash and cash equivalents, beginning of year	14,238	52,859	2,358

Cash and cash equivalents, end of year	$6,123	$14,238	$52,859

SCOTTISH RE GROUP LIMITED
SCHEDULE III — SUPPLEMENTAL INSURANCE INFORMATION
December 31, 2007
(Expressed in Thousands of United States Dollars)

	Year Ended December 31, 2007
		Future
		Policy
		Benefits
		and Interest			Claims,	Amortization
	Deferred	Sensitive		Net	Losses and	of Deferred	Other
	Acquisition	Contract	Premium	Investment	Settlement	Acquisition	Operating
Segment	Costs	Liabilities*	Revenue	Income	Expenses	Costs	Costs
Life Reinsurance North America	$581,131	$6,306,254	$1,773,388	$577,256	$1,608,929	$56,982	$638,184
Life Reinsurance International	32,808	226,112	116,369	12,529	84,686	18,946	47,101
Corporate and Other	6,826	—	—	9,913	—	565	102,661

Total	$620,765	$6,532,366	$1,889,757	$599,698	$1,693,615	$76,493	$787,946

*	Amounts due under funding agreements are reported in interest sensitive contract liabilities in the consolidated balance sheets and have been excluded in the table above.

	Year Ended December 31, 2006
		Future
		Policy
		Benefits
		and Interest			Claims,	Amortization
	Deferred	Sensitive		Net	Losses and	of Deferred	Other
	Acquisition	Contract	Premium	Investment	Settlement	Acquisition	Operating
Segment	Costs	Liabilities*	Revenue	Income	Expenses	Costs	Costs
Life Reinsurance North America	$603,729	$6,614,862	$1,719,239	$584,359	$1,641,313	$75,952	$559,741
Life Reinsurance International	7,618	245,108	122,746	24,106	101,126	29,598	72,728
Corporate and Other	7,390	—	—	8,159	—	3,922	92,610

Total	$618,737	$6,859,970	$1,841,985	$616,624	$1,742,439	$109,472	$725,079

*	Amounts due under funding agreements are reported in interest sensitive contract liabilities in the consolidated balance sheets and have been excluded in the table above.

SCOTTISH RE GROUP LIMITED
SCHEDULE III — SUPPLEMENTAL INSURANCE INFORMATION
December 31, 2007
(Expressed in Thousands of United States Dollars)

	Year Ended December 31, 2005
		Future
		Policy
		Benefits			Benefits,
		and Interest			Claims,	Amortization
	Deferred	Sensitive		Net	Losses and	of Deferred	Other
	Acquisition	Contract	Premium	Investment	Settlement	Acquisition	Operating
Segment	Costs	Liabilities*	Revenue	Income	Expenses	Costs	Costs
Life Reinsurance North America	$575,124	$6,575,044	$1,814,875	$341,539	$1,498,567	$50,847	$452,930
Life Reinsurance International	8,147	216,651	119,055	11,488	76,906	17,232	28,766
Corporate and Other	11,312	—	—	2,810	—	827	57,630

Total	$594,583	$6,791,695	$1,933,930	$355,837	$1,575,473	$68,906	$539,326

*	Amounts due under funding agreements are reported in interest sensitive contract liabilities in the consolidated balance sheets and have been excluded in the table above.

SCOTTISH RE GROUP LIMITED
SCHEDULE IV — REINSURANCE
December 31, 2007
(Expressed in Thousands of United States Dollars, Except Percentages)

	Year Ended December 31, 2007
					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
Life Insurance In-force Premiums	$—	$(129,156,302)	$970,250,941	$841,094,639	115%

Life Reinsurance North America	$—	$(358,196)	$2,131,584	$1,773,388	120%
Life Reinsurance International	—	(27,191)	143,560	116,369	123%

Total	$—	$(385,387)	$2,275,144	$1,889,757	120%

	Year Ended December 31, 2006
					Percentage of
		Ceded to	Assumed		Amount
	Gross	Other	from Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
Life Insurance In-force Premiums	$—	$(119,914,947)	$1,022,947,133	$903,032,186	113%

Life Reinsurance North America	$—	$(320,390)	$2,039,629	$1,719,239	119%
Life Reinsurance International	—	(14,248)	136,994	122,746	112%

Total	$—	$(334,638)	$2,176,623	$1,841,985	118%

	Year Ended December 31, 2005
					Percentage
		Ceded to	Assumed		of Amount
	Gross	Other	from Other		Assumed to
	Amount	Companies	Companies	Net Amount	Net
Life Insurance In-force Premiums	$—	$(139,517,423)	$1,025,825,045	$886,307,622	116%

Life Reinsurance North America	$—	$(204,119)	$2,018,994	$1,814,875	111%
Life Reinsurance International	—	(17,230)	136,285	119,055	114%

Total	$—	$(221,349)	$2,155,279	$1,933,930	111%

*	Excludes business acquired from ING.

SCOTTISH RE GROUP LIMITED SCHEDULE V — VALUATION AND QUALIFYING ACCOUNTS
December 31, 2007
(Expressed in Thousands of United States Dollars)

	Year Ended December 31, 2007
	Balance at	Charges to	Charges to
	Beginning of	Costs and	Other	Balance at
	Period	Expenses	Accounts	End of Period
Description
Allowance on income taxes	$304,861	$74,729	$(107,000)	$272,590
Reserve for uncollectible reinsurance	$12,124	$(3,660)	$—	$8,464

	Year Ended December 31, 2006
	Balance at	Charges to	Charges to
	Beginning of	Costs and	Other	Balance at
	Period	Expenses	Accounts	End of Period
Description
Allowance on income taxes	$18,451	$293,890	$(7,480)	$304,861
Reserve for uncollectible reinsurance	$6,000	$6,124	$—	$12,124

	Year Ended December 31, 2005
	Balance at	Charges to	Charges to
	Beginning of	Costs and	Other	Balance at
	Period	Expenses	Accounts	End of Period
Description
Allowance on income taxes	$22,148	$—	$(3,697)*	$18,451
Reserve for uncollectible reinsurance	$—	$6,000	$—	$6,000

*	This valuation arose in respect of the acquisition of the ING individual life reinsurance business. This was established as a result of the purchase accounting for the acquisition and therefore has not been included in the determination of net income.

SIGNATURES
     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant, in the capacities and on the dates indicated.

July 11, 2008	/s/ Jonathan Bloomer Jonathan Bloomer, Chairman and Director

July 11, 2008	/s/ James Butler James Butler, Director

July 11, 2008	/s/ James Chapman James Chapman, Director

July 11, 2008	/s/ Thomas Finke Thomas Finke, Director

July 11, 2008	/s/ Jeffrey Hughes Jeffrey Hughes, Director

July 11, 2008	/s/ Robert Joyal Robert Joyal, Director

July 11, 2008	/s/ Larry Port Larry Port, Director

July 11, 2008	/s/ Michael Rollings Michael Rollings, Director

July 11, 2008	/s/ Seth Gardner Seth Gardner, Director

July 11, 2008	/s/ Raymond Wechsler Raymond Wechsler, Director

July 11, 2008	/s/ George Zippel George Zippel, President, CEO and Director